Form 10-K
period 2018-12-31
S&T BANCORP INC
filed 2019-02-21
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
 For the fiscal year ended December 31, 2018
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes  ☐    No   ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

The aggregate estimated fair value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018:
Common Stock, $2.50 par value – $1,473,398,806
The number of shares outstanding of each of the registrant's classes of common stock as of February 21, 2019:
Common Stock, $2.50 par value –34,616,337
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of S&T Bancorp, Inc., to be filed pursuant to Regulation 14A for the 2019 annual meeting of shareholders to be held May 20, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.  BUSINESS
General
S&T Bancorp, Inc. was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and is registered with the Board of Governors of the Federal Reserve System, or the Federal Reserve Board, under the Bank Holding Company Act of 1956, as amended, or the BHCA, as a bank holding company and a financial holding company. S&T Bancorp, Inc. has three direct wholly-owned subsidiaries, S&T Bank, 9th Street Holdings, Inc. and STBA Capital Trust I, and also owns a 50 percent interest in Commonwealth Trust Credit Life Insurance Company, or CTCLIC. When used in this Report, “S&T”, “we”, “us” or “our” may refer to S&T Bancorp, Inc. individually, S&T Bancorp, Inc. and its consolidated subsidiaries, or certain of S&T Bancorp, Inc.’s subsidiaries or affiliates, depending on the context. As of December 31, 2018, we had approximately $7.3 billion in assets, $5.9 billion in loans, $5.7 billion in deposits and $935.8 million in shareholders’ equity.
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
Through S&T Bank and our non-bank subsidiaries, we offer traditional banking services, which include accepting time and demand deposits and originating commercial and consumer loans, brokerage services and trust services including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits. We also manage private investment accounts for individuals and institutions through our registered investment advisor. Total Wealth Management assets under administration were $1.8 billion at December 31, 2018.
The main office of both S&T Bancorp, Inc. and S&T Bank is located at 800 Philadelphia Street, Indiana, Pennsylvania, and its phone number is (800) 325-2265.
Employees
As of December 31, 2018, we had 1,040 full-time equivalent employees.
Access to United States Securities and Exchange Commission Filings
All of our reports filed electronically with the United States Securities and Exchange Commission, or the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our prior annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our annual proxy statements, as well as any amendments to those reports, are accessible at no cost on our website at www.stbancorp.com under Financial Information, SEC Filings. These filings are also accessible on the SEC’s website at www.sec.gov. The charters of the Audit Committee, the Compensation and Benefits Committee, the Nominating and Corporate Governance Committee, the Executive Committee, the Credit Risk Committee and the Trust and Revenue Oversight Committee, as well as the Complaints Regarding Accounting, Internal Accounting Controls or Auditing Matters Policy, the Code of Conduct for the CEO and CFO, the General Code of Conduct, the Corporate Governance Guidelines and the Shareholder Communications Policy are also available at www.stbancorp.com under Corporate Governance.
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

Item 1.  BUSINESS -- continued

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, enacted in July 2010, has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes addressing, among other things: (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; (v) enhanced corporate governance and executive compensation requirements and disclosures; and (vi) numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC. While certain requirements called for in the Dodd-Frank Act have been implemented, these regulations are subject to continuing interpretation and potential amendment, and a variety of the requirements remain to be implemented. Given the continued uncertainty associated with the ongoing implementation of the requirements of Dodd-Frank Act by the various regulatory agencies, including the manner in which the remaining provisions will be implemented and the interpretation of and potential amendments to existing regulations, the full extent of the impact of such requirements on financial institutions’ operations is unclear. The continuing changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, increase our operating and compliance costs, or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.
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
We elected to become a financial holding company under the BHCA in 2001 and thereby may engage in a broader range of financial activities than are permissible for traditional bank holding companies. In order to maintain our status as a financial holding company, we must remain “well-capitalized” and “well-managed” and the depository institutions controlled by us must remain “well-capitalized,” “well-managed” (as defined in federal law) and have at least a “satisfactory” Community Reinvestment Act, or CRA, rating. Refer to Note 24 Regulatory Matters to the Consolidated Financial Statements contained in Part II, Item 8 of this Report for information concerning the current capital ratios of S&T and S&T Bank. No prior regulatory approval is required for a financial holding company with total consolidated assets less than $50 billion to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board, unless the total consolidated assets to be acquired exceed $10 billion. The BHCA identifies several activities as “financial in nature” including, among others, securities underwriting; dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and sales agency; investment advisory activities; merchant banking activities and activities that the Federal Reserve Board has determined to be closely related to banking. Banks may also engage in, subject to limitations on investment, activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is “well-capitalized,” “well-managed” and has at least a “satisfactory” CRA rating.
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

•
CTCLIC is a joint venture with another financial institution, and acts as a reinsurer of credit life, accident and health insurance policies that were sold by S&T Bank and the other institution. S&T Bank and the other institution each have ownership interests of 50 percent in CTCLIC.

•
S&T Insurance Group, LLC distributes life insurance and long-term disability income insurance products. During 2001, S&T Insurance Group, LLC and Attorneys Abstract Company, Inc. entered into an agreement to form S&T Settlement Services, LLC, or STSS, with respective ownership interests of 55 percent and 45 percent. STSS is a title insurance agency servicing commercial customers. During 2002, S&T Insurance Group, LLC expanded into the property and casualty insurance business with the acquisition of S&T-Evergreen Insurance, LLC. On January 1, 2018 we sold a 70 percent majority interest in the assets of our subsidiary, S&T-Evergreen Insurance, LLC. We transferred our remaining 30 percent share of net assets from S&T Evergreen Insurance, LLC to a new entity for a 30 percent partnership interest in a new insurance entity.

•	Stewart Capital Advisors, LLC was formed in August 2005 and is a registered investment advisor that manages private investment accounts for individuals and institutions.
S&T Bank
As a Pennsylvania-chartered, FDIC-insured non-member commercial bank, S&T Bank is subject to the supervision and regulation of the Pennsylvania Department of Banking and Securities, or PADBS, and the FDIC. We are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be granted and limits on the types of other activities in which S&T Bank may engage and the investments it may make. In addition, pursuant to the federal Bank Merger Act, S&T Bank must obtain the prior approval of the FDIC before it can merge or consolidate with, or acquire the assets or assume the deposit liabilities of another bank.
S&T Bank is subject to affiliate transaction rules in Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board's Regulation W, that limit the amount of transactions between itself and S&T or any other company or entity that controls or is under common control with any company or entity that controls S&T Bank, including for most purposes any financial or depository institution subsidiary of S&T Bank. Under these provisions, “covered” transactions, including making loans, purchasing assets, issuing guarantees and other similar transactions, between a bank and its parent company or any other affiliate, generally are limited to 10 percent of the bank subsidiary’s capital and surplus, and with respect to all transactions with affiliates, are limited to 20 percent of the bank subsidiary’s capital and surplus. Loans and extensions of credit from a bank to an affiliate generally are required to be secured by eligible collateral in specified amounts, and in general all affiliated transactions must be on terms consistent with safe and sound banking practices. The Dodd-Frank Act expanded the affiliate transaction rules to broaden the definition of affiliate to include as covered transactions securities borrowing or lending, repurchase or reverse repurchase agreements and derivatives activities, and to strengthen collateral requirements and limit Federal Reserve exemptive authority.
Federal law also constrains the types and amounts of loans that S&T Bank may make to its executive officers, directors and principal shareholders. Among other things, these loans are limited in amount, must be approved by the bank’s board of directors in advance, and must be on terms and conditions as favorable to the bank as those available to an unrelated person. The Dodd-Frank Act strengthened restrictions on loans to insiders and expanded the types of transactions subject to the various limits to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement and a securities lending or borrowing transaction. The Dodd-Frank Act also placed restrictions on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.
Insurance of Accounts; Depositor Preference
The deposits of S&T Bank are insured up to applicable limits per insured depositor by the Deposit Insurance Fund, or DIF, as administered by the FDIC. The Dodd-Frank Act codified FDIC deposit insurance coverage per separately insured depositor for all account types at $250,000.

Item 1.  BUSINESS -- continued

As an FDIC-insured bank, S&T Bank is subject to FDIC insurance assessments, which are imposed based upon the calculated risk the institution poses to the DIF. In July 2016, the FDIC Board of Directors adopted a revised final rule to refine the deposit insurance assessment system for small insured depository institutions (less than $10 billion in assets) that have been federally insured for at least five years by: revising the financial ratios method for determining assessment rates so that it is based on a statistical model estimating the probability of failure over three years; updating the financial measures used in the financial ratios method consistent with the statistical model; and eliminating risk categories for established small banks and using the financial ratios method to determine assessment rates for all such banks. The amended FDIC insurance assessment benefits many small institutions with a lower rate; we, however, have incurred a minimal increase to our base rate.
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
In addition to DIF assessments, the FDIC makes a special assessment to fund the repayment of debt obligations of the Financing Corporation, or FICO. FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation in the 1990s. The FICO assessment rate for the first quarter of 2019 is 0.14 basis points on an annualized basis.
The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Federal Reserve Board. It also may suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, will continue to be insured for a period of six months to two years, as determined by the FDIC.
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
Capital
The Federal Reserve Board and the FDIC have issued substantially similar minimum risk-based and leverage capital rules applicable to banking organizations they supervise. At December 31, 2018, both S&T and S&T Bank met the applicable minimum regulatory capital requirements.
The following table summarizes the leverage and risk-based capital ratios for S&T and S&T Bank:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Leverage Ratio
S&T	$689,778	10.05%	$274,497	4.00%	$343,121	5.00%
S&T Bank	659,304	9.63%	273,820	4.00%	342,275	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	669,778	11.38%	264,933	4.50%	382,681	6.50%
S&T Bank	659,304	11.23%	264,127	4.50%	381,517	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	689,778	11.72%	353,244	6.00%	470,992	8.00%
S&T Bank	659,304	11.23%	352,170	6.00%	469,560	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	777,913	13.21%	470,992	8.00%	588,741	10.00%
S&T Bank	747,438	12.73%	469,560	8.00%	586,950	10.00%

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
In July 2013 the federal banking agencies issued final regulatory capital rules that replaced the then existing general risk-based capital and related rules, broadly revising the basic definitions and elements of regulatory capital and making substantial changes to the risk weightings for banking and trading book assets. The new regulatory capital rules are designed to implement Basel III (which were agreements reached in July 2010 by the international oversight body of the Basel Committee on Banking Supervision to require more and higher-quality capital) as well as the minimum leverage and risk-based capital requirements of the Dodd-Frank Act. These new capital standards apply to all banks, regardless of size, and to all bank holding companies with consolidated assets greater than $500 million, and became effective on January 1, 2015. For smaller banking organizations such as S&T and S&T Bank, the rules are subject to a transition period providing for full implementation as of January 1, 2019.
The required regulatory capital minimum ratios under the new capital standards as of December 31, 2018 are as follows:

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
The new regulatory capital rule also requires a banking organization to maintain a capital conservation buffer composed of common equity Tier 1 capital in an amount greater than 2.50 percent of total risk-weighted assets beginning in 2019. Beginning in 2016, the capital conservation buffer was phased in, beginning at 25 percent, increasing to 50 percent in 2017, 75 percent in 2018 and 100 percent in 2019 and beyond. As a result, starting in 2019, a banking organization must maintain a common equity Tier 1 risk-based capital ratio greater than 7.00 percent, a Tier 1 risk-based capital ratio greater than 8.50 percent and a Total risk-based capital ratio greater than 10.50 percent; otherwise, it will be subject to restrictions on capital distributions and discretionary bonus payments. By 2019, when the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the regulatory capital ratios required for an insured depository institution to be well-capitalized under prompt corrective action law, described below.
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
Other Safety and Soundness Regulations
There are a number of obligations and restrictions imposed on bank holding companies such as us and our depository institution subsidiary by federal law and regulatory policy. These obligations and restrictions are designed to reduce potential loss exposure to the FDIC’s DIF in the event an insured depository institution becomes in danger of default or is in default. Under current federal law, for example, the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” as defined by the law. As of December 31, 2018, S&T Bank was classified as “well-capitalized.” New definitions of these categories, as set forth in the federal banking agencies’ final rule to implement Basel III and the minimum leverage and risk-based capital requirements of the Dodd-Frank Act, became effective as of January 1, 2015. To be well-capitalized, an insured depository institution must have a common equity Tier 1 risk-based capital ratio of at least 6.50 percent, a Tier 1 risk-based capital ratio of at least 8.00 percent, a total risk-based capital ratio of at least 10.00 percent and a leverage ratio of at least 5.00 percent, and the institution must not be subject to any written agreement, order, capital directive or prompt corrective action directive by its primary federal regulator. To be adequately capitalized, an insured depository institution must have a common equity Tier 1 risk-based capital ratio of at least 4.50 percent, a Tier 1 risk-based capital ratio of at least 6.00 percent, a total risk-based capital ratio of at least 8.00 percent and a leverage ratio of at least 4.00 percent. The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of any financial institution.
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
With respect to consumer protection, the Dodd-Frank Act created the Consumer Financial Protection Bureau, or the CFPB, which took over rulemaking responsibility on July 21, 2011 for the principal federal consumer financial protection laws, such as those identified above. Institutions that have assets of $10 billion or less, such as S&T Bank, are subject to the rules established by the CFPB but will continue to be supervised in this area by their state and primary federal regulators, which in the case of S&T Bank is the FDIC. The Dodd-Frank Act also gives the CFPB expanded data collection powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. The consumer complaint function also has been consolidated into the CFPB with respect to the institutions it supervises. The CFPB established an Office of Community Banks and Credit Unions, with a mission to ensure that the CFPB incorporates the perspectives of small depository institutions into the policy-making process, communicates relevant policy initiatives to community banks and credit unions, and works with community banks and credit unions to identify potential areas for regulatory simplification.
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

Item 1.  BUSINESS -- continued

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
Other Dodd-Frank Provisions
In December 2013, federal regulators adopted final regulations regarding the Volcker Rule established in the Dodd-Frank Act. The Volcker Rule generally prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies generally covering hedge funds and private equity funds, subject to certain exemptions. Banking entities had until July 21, 2017 to conform their activities to the requirements of the rule. Because S&T generally does not engage in the activities prohibited by the Volcker Rule, the effectiveness of the rule has not had a material effect on S&T Bank or its affiliates.
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
Competition
S&T Bank competes with other local, regional and national financial services providers, such as other financial holding companies, commercial banks, credit unions, finance companies and brokerage and insurance firms, including competitors that provide their products and services online and through mobile devices. Some of our competitors are not subject to the same level of regulation and oversight that is required of banks and bank holding companies, and are thus able to operate under lower cost structures. Our wealth management business competes with trust companies, mutual fund companies, investment advisory firms, law firms, brokerage firms and other financial services companies.

Item 1.  BUSINESS -- continued

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
Our customers are primarily in Pennsylvania and the contiguous states of Ohio, West Virginia, New York, Maryland and Delaware. The majority of our commercial and consumer loans are made to businesses and individuals in these states resulting in a geographic concentration. Our market area has a high density of financial institutions, some of which are significantly larger institutions with greater financial resources than us, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, mortgage banking companies, credit unions and other financial service companies. Our most direct competition for deposits has historically come from commercial banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. Because larger competitors have advantages in attracting business from larger corporations, we do not generally attempt to compete for that business. Instead, we concentrate our efforts on attracting the business of individuals, and small and medium-size businesses. We consider our competitive advantages to be customer service and responsiveness to customer needs, the convenience of banking offices and hours, access to electronic banking services and the availability and pricing of our products and services. We emphasize personalized banking and the advantage of local decision-making in our banking business.
The financial services industry is likely to become more competitive as further technological advances enable more companies to provide financial services on a more efficient and convenient basis. Technological innovations have lowered traditional barriers to entry and enabled many companies to compete in financial services markets. Many customers now expect a choice of banking options for the delivery of services, including traditional banking offices, telephone, internet, mobile, ATMs, self-service branches, in-store branches and/or digital and technology based solutions. These delivery channels are offered by traditional banks and savings associations, credit unions, brokerage firms, asset management groups, financial technology companies, finance and insurance companies, internet-based companies, and mortgage banking firms.

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
We incur credit risk by virtue of making loans and extending loan commitments and letters of credit. Credit risk is one of our most significant risks. Our exposure to credit risk is managed through the use of consistent underwriting standards that emphasize “in-market” lending while avoiding excessive industry and other concentrations. Our credit administration function employs risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. There can be no assurance that such measures will be effective in avoiding undue credit risk. If the models and approaches that we use to select, manage and underwrite our consumer and commercial loan products become less predictive of future charge-offs, due to events adversely affecting our customers, including rapid changes in the economy, our credit losses may increase.
The value of the collateral used to secure our loans may not be sufficient to compensate for the amount of an unpaid loan and we may be unsuccessful in recovering the remaining balances from our customers.
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
Like other lenders, we face the risk that our customers will not repay their loans. We reserve for losses in our loan portfolio based on our assessment of inherent credit losses. This process, which is critical to our financial results and condition, requires complex judgment including our assessment of economic conditions, which are difficult to predict. Through a periodic review of the loan portfolio, management determines the amount of the allowance for loan losses, or ALL, by considering historical losses combined with qualitative factors including changes in lending policies and practices, economic conditions, changes in the loan portfolio, changes in lending management, results of internal loan reviews, asset quality trends, collateral values,

Item 1A.  RISK FACTORS - continued
concentrations of credit risk and other external factors. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control. Although we have policies and procedures in place to determine future losses, due to the subjective nature of this area, there can be no assurance that our management has accurately assessed the level of allowances reflected in our Consolidated Financial Statements. We may underestimate our inherent losses and fail to hold an ALL sufficient to account for these losses. Incorrect assumptions could lead to material underestimates of inherent losses and an inadequate ALL. As our assessment of inherent losses changes, we may need to increase or decrease our ALL, which could significantly impact our financial results and profitability.
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
Our operational and security systems, infrastructure, including our computer systems, data management, and internal processes, as well as those of third parties, are integral to our business. We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct or malfeasance, or failure or breach of third- party systems or infrastructure, expose us to risk. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with our own systems.
We handle a substantial volume of customer and other financial transactions every day. Our financial, accounting, data processing, check processing, electronic funds transfer, loan processing, online and mobile banking, automated teller machines, or ATMs, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. This could adversely affect our ability to process these transactions or provide these services. There could be sudden increases in customer transaction volume, electrical, telecommunications or other major physical infrastructure outages, natural disasters, events arising from local or larger scale political or social matters, including terrorist acts, and cyber attacks. We continuously update these systems to support our operations and growth. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones. Operational risk exposures could adversely impact our results of operations, liquidity and financial condition, and cause reputational harm.
A cyber attack, information or security breach, or a technology failure of ours or of a third-party could adversely affect our ability to conduct our business or manage our exposure to risk, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.
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
Financial services institutions have been subject to, and are likely to continue to be the target of, cyber attacks, including computer viruses, malicious or destructive code, phishing attacks, denial of service or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the institution, its employees or customers or of third parties, or otherwise materially disrupt network access or business operations. For example, denial of service attacks have been launched against a number of large financial institutions and several large retailers have disclosed substantial cyber security breaches affecting debit and credit card accounts of their customers. We have experienced cyber security incidents in the past, although not material, and we anticipate that, as a growing regional bank, we could experience further incidents. There can be no assurance that we will not suffer material losses or other material consequences relating to technology failure, cyber attacks or other information or security breaches.
In addition to external threats, insider threats also represent a risk to us. Insiders, having legitimate access to our systems and the information contained in them, have the opportunity to make inappropriate use of the systems and information. We have policies, procedures, and controls in place designed to prevent or limit this risk, but we cannot guarantee that these policies, procedures and controls fully mitigate this risk.

Item 1A.  RISK FACTORS - continued
As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Any of these matters could result in our loss of customers and business opportunities, significant disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs. In addition, any of the matters described above could adversely impact our results of operations and financial condition.
We rely on third-party providers and other suppliers for a number of services that are important to our business. An interruption or cessation of an important service by any third-party could have a material adverse effect on our business.
We are dependent for the majority of our technology, including our core operating system, on third-party providers. If these companies were to discontinue providing services to us, we may experience significant disruption to our business. In addition, each of these third parties faces the risk of cyber attack, information breach or loss, or technology failure. If any of our third-party service providers experience such difficulties, or if there is any other disruption in our relationships with them, we may be required to find alternative sources of such services. We are dependent on these third-party providers securing their information systems, over which we have limited control, and a breach of their information systems could adversely affect our ability to process transactions, service our clients or manage our exposure to risk and could result in the disclosure of sensitive, personal customer information, which could have a material adverse impact on our business through damage to our reputation, loss of business, remedial costs, additional regulatory scrutiny or exposure to civil litigation and possible financial liability. Assurance cannot be provided that we could negotiate terms with alternative service sources that are as favorable or could obtain services with similar functionality as found in existing systems without the need to expend substantial resources, if at all, thereby resulting in a material adverse impact on our business and results of operations.
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
In order to diversify earnings and enhance liquidity, we own both debt and equity instruments of government agencies, municipalities and other companies. We may be required to record impairment charges on our debt securities if they suffer a decline in value that is considered other-than-temporary. Additionally, the value of these investments may fluctuate depending on the interest rate environment, general economic conditions and circumstances specific to the issuer. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit or liquidity risks. Changes in the value of these instruments may result in a reduction to earnings and/or capital, which may adversely affect our results of operations and financial condition.

Item 1A.  RISK FACTORS - continued
Risks Related to Our Business Strategy
Our strategy includes growth plans through organic growth and by means of acquisitions. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
We intend to continue pursuing a growth strategy through organic growth within our current footprint and through market expansion. We also actively evaluate acquisition opportunities as another source of growth. We cannot give assurance that we will be able to expand our existing market presence, or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy.
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

Item 1A.  RISK FACTORS - continued
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
As previously disclosed in Part II, Item 9A “Controls and Procedures” of our Form 10-K for the period ended December 31, 2017, or Item 9A, a material weakness was identified in our internal control over financial reporting resulting from the inconsistent assessment of internally assigned risk weightings, which is one of several factors used to estimate the allowance for loan losses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness did not result in any misstatement of our Consolidated Financial Statements for any period presented. As previously disclosed, we have provided additional training internally and improved our documentation to strengthen the support for the judgments applied to risk rating conclusions by our internal Loan Review Department. Additionally, an independent third-party completed an engagement that encompassed a review of our loan review policies, procedures and processes, as well as an in-depth examination of judgments supporting risk rating conclusions. Based on the remediation performed by us and the conclusions reached by the independent third-party. Management has concluded that the material weakness was remediated as of September 30, 2018. However, we may in the future discover areas of our internal controls that need improvement. Failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from errors, harm our reputation, or cause investors to lose confidence in the reported financial information, all of which could have a material adverse effect on our results of operations and financial condition.
Negative public opinion could damage our reputation and adversely impact our earnings and liquidity.
Reputational risk, or the risk to our business, earnings, liquidity and capital from negative public opinion, is inherent in our operations. Negative public opinion could result from our actual or alleged conduct in a variety of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, ethical issues or inadequate protection of customer information. Financial companies are highly vulnerable to reputational damage when they are found to have harmed customers, particularly retail customers, through conduct that is illegal or viewed as unfair, deceptive, manipulative or otherwise wrongful. We are dependent on third-party providers for a number of services that are important to our business. Refer to the risk factor titled, “We rely on third-party providers and other suppliers for a number of services that are important to our business. An interruption or cessation of an important service by any third-party could have a material adverse effect on our business” for additional information. A failure by any of these third-party service providers could cause a disruption in our operations, which could result in negative public opinion about us or damage to our reputation. We expend significant resources to comply with regulatory requirements, and the failure to comply with such regulations could result in reputational harm or significant legal or remedial costs. Damage to our reputation could adversely affect our ability to retain and attract new customers and employees, expose us to litigation and regulatory action and adversely impact our earnings and liquidity.
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

Item 1A.  RISK FACTORS - continued
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
Holders of our common stock will be entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. The payment of common dividends by S&T is subject to certain requirements and limitations of Pennsylvania law. Although we have historically declared cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce, suspend or eliminate our dividend at any time. Substantial portions of our revenue consist of dividend payments we receive from S&T Bank. The payment of common dividends by S&T Bank is subject to certain requirements and limitations under federal and state laws and regulations that limit the amount of dividends it can pay to S&T. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. Any decrease to or elimination of the dividends on our common stock could adversely affect the market price of our common stock.
Item 1B.  UNRESOLVED STAFF COMMENTS
There are no unresolved SEC staff comments.
Item 2.  PROPERTIES
We own a building in Indiana, Pennsylvania, located at 800 Philadelphia Street, which serves as our headquarters and executive and administrative offices and through which we offer community banking and wealth management services. In addition, we own a building in Indiana, Pennsylvania that serves as additional administrative offices. As of December 31, 2018, we lease two buildings in Indiana, Pennsylvania: one that houses both our data processing and technology center and one of our branches and one that houses our training center. We also offer our community banking services through 63 locations as of December 31, 2018, including 58 branches located in fifteen counties in Pennsylvania, of which 33 are owned and 30 are leased, including the aforementioned building that shares space with our data center. The other four community banking locations include two leased loan production offices in Ohio, a leased branch located in Ohio, and a leased loan production office in Upstate New York. We offer our wealth management services through two leased offices, one in Allegheny County, Pennsylvania and one in Westmoreland County, Pennsylvania, as well as through staff located within our banking offices to provide their services to our customers. Our operating leases and our two capital leases expire at various dates through the year 2055 and generally include options to renew. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm’s length bargaining. For additional information regarding the lease commitments, refer to Note 9 Premises and Equipment to the financial statements contained in Part II, Item 8 of this Report.

Item 3.  LEGAL PROCEEDINGS
The nature of our business generates a certain amount of litigation that arises in the ordinary course of business. However, in management’s opinion, there are no proceedings pending that we are a party to or to which our property is subject that would be material in relation to our financial condition or results of operations. In addition, no material proceedings are pending nor are known to be threatened or contemplated against us by governmental authorities or other parties.
Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Prices and Dividend Information
Our common stock is listed on the NASDAQ Global Select Market System, or NASDAQ, under the symbol STBA. The high and low sale prices of common stock for each quarter during 2018 and 2017 is detailed in the table below and is based upon information obtained from NASDAQ. As of the close of business on January 31, 2019, we had 2,645 shareholders of record. Dividends paid by S&T are primarily provided from S&T Bank’s dividends to S&T. The payment of dividends by S&T Bank to S&T is subject to the restrictions described in Note 5 Dividend and Loan Restrictions of the Consolidated Financial Statements included in Part II, Item 8 of this Report. The cash dividends declared per share for each quarter during 2018 and 2017 are shown below.

	Price Range of Common Stock		Cash Dividends Declared
2018	Low	High
Fourth quarter	$35.60	$44.59	$0.27
Third quarter	42.50	47.77	0.25
Second quarter	38.80	46.44	0.25
First quarter	37.79	42.93	0.22
2017
Fourth quarter	$38.16	$43.17	$0.22
Third quarter	33.92	39.94	0.20
Second quarter	32.48	37.94	0.20
First quarter	31.72	39.84	0.20
Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Report.
Purchases of Equity Securities

The following table is a summary of our purchases of common stock during the fourth quarter of 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Approximate dollar value of shares that may yet be purchased under the plan
10/1/2018 - 10/31/2018				$50,000,000

11/1/2018 - 11/30/2018				50,000,000

12/1/2018 - 12/31/2018	321,731	$38.10	321,731	37,742,049
Total	321,731	38.10	321,731	$37,742,049
(1)On March 19, 2018, our Board of Directors authorized a $50 million share repurchase plan. This repurchase authorization, which is effective through August 31, 2019, permits us to repurchase from time to time up to $50 million in aggregate value of shares of our common stock through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at our discretion and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and our financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds. As of December 2018, there were 321,731 common shares repurchased under this plan at a total cost of $12.3 million, or an average of $38.10 per share. Up to an additional $37.7 million of our common stock may be repurchased under this plan through August 31, 2019.

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued
Five-Year Cumulative Total Return
The following chart compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the NASDAQ Composite Index(1) and the NASDAQ Bank Index(2) assuming a $100 investment in each on December 31, 2013 and the reinvestment of dividends.

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
S&T Bancorp, Inc.	100.00	121.11	128.37	167.39	174.46	169.79
NASDAQ Composite	100.00	134.02	173.86	114.83	122.99	168.98
NASDAQ Bank	100.00	104.92	114.20	157.56	166.16	139.28
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

Item 6.  SELECTED FINANCIAL DATA
The tables below summarize selected consolidated financial data as of the dates or for the periods presented and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and the Consolidated Financial Statements and supplementary data in Part II, Item 8 of this Report. The below tables include the sale of a majority interest of insurance business on January 1, 2018, the effects of the enactment of the Tax Act in 2017 and the acquisition of Integrity Bancshares, Inc. beginning March 4, 2015.
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Total assets	$7,252,221	$7,060,255	$6,943,053	$6,318,354	$4,964,686
Securities, at fair value	684,872	698,291	693,487	660,963	640,273
Loans held for sale	2,371	4,485	3,793	35,321	2,970
Portfolio loans, net of unearned income	5,946,648	5,761,449	5,611,419	5,027,612	3,868,746
Goodwill	287,446	291,670	291,670	291,764	175,820
Total deposits	5,673,922	5,427,891	5,272,377	4,876,611	3,908,842
Securities sold under repurchase agreements	18,383	50,161	50,832	62,086	30,605
Short-term borrowings	470,000	540,000	660,000	356,000	290,000
Long-term borrowings	70,314	47,301	14,713	117,043	19,442
Junior subordinated debt securities	45,619	45,619	45,619	45,619	45,619
Total shareholders’ equity	935,761	884,031	841,956	792,237	608,389
CONSOLIDATED STATEMENTS OF NET INCOME

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Interest income	$289,826	$260,642	$227,774	$203,548	$160,523
Interest expense	55,388	34,909	24,515	15,997	12,481
Provision for loan losses	14,995	13,883	17,965	10,388	1,715
Net Interest Income After Provision for Loan Losses	219,443	211,850	185,294	177,163	146,327
Noninterest income	49,181	55,462	54,635	51,033	46,338
Noninterest expense	145,445	147,907	143,232	136,717	117,240
Net Income Before Taxes	123,179	119,405	96,697	91,479	75,425
Provision for income taxes	17,845	46,437	25,305	24,398	17,515
Net Income	$105,334	$72,968	$71,392	$67,081	$57,910

Item 6.  SELECTED FINANCIAL DATA - continued
SELECTED PER SHARE DATA AND RATIOS
Refer to Explanation of Use of Non-GAAP Financial Measures below for a discussion of common tangible book value, common return on average tangible common equity and the ratio of tangible common equity to tangible assets as non-GAAP financial measures.

	December 31,
	2018	2017	2016	2015	2014
Per Share Data
Earnings per common share—basic	$3.03	$2.10	$2.06	$1.98	$1.95
Earnings per common share—diluted	$3.01	$2.09	$2.05	$1.98	$1.95
Dividends declared per common share	$0.99	$0.82	$0.77	$0.73	$0.68
Dividend payout ratio	32.79%	39.15%	37.52%	36.47%	34.89%
Common book value	$26.98	$25.28	$24.12	$22.76	$20.42
Common tangible book value (non-GAAP)	$18.63	$16.87	$15.67	$14.26	$14.46
Profitability Ratios
Common return on average assets	1.50%	1.03%	1.08%	1.13%	1.22%
Common return on average equity	11.60%	8.37%	8.67%	8.94%	9.71%
Common return on average tangible common equity (non-GAAP)	17.14%	12.77%	13.71%	14.39%	14.02%
Capital Ratios
Common equity/assets	12.90%	12.52%	12.13%	12.54%	12.25%
Tangible common equity/tangible assets (non-GAAP)	9.28%	8.72%	8.23%	8.24%	9.00%
Tier 1 leverage ratio	10.05%	9.17%	8.98%	8.96%	9.80%
Common equity tier 1	11.38%	10.71%	10.04%	9.77%	11.81%
Risk-based capital—tier 1	11.72%	11.06%	10.39%	10.15%	12.34%
Risk-based capital—total	13.21%	12.55%	11.86%	11.60%	14.27%
Asset Quality Ratios
Nonaccrual loans/loans	0.77%	0.42%	0.76%	0.70%	0.32%
Nonperforming assets/loans plus OREO	0.83%	0.42%	0.77%	0.71%	0.33%
Allowance for loan losses/total portfolio loans	1.03%	0.98%	0.94%	0.96%	1.24%
Allowance for loan losses/nonperforming loans	132%	236%	124%	136%	385%
Net loan charge-offs/average loans	0.18%	0.18%	0.25%	0.22%	0.00%
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
We believe the presentation of net interest income on a FTE basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Net Income is reconciled to net interest income adjusted to a FTE basis in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.
The efficiency ratio is noninterest expense divided by noninterest income plus net interest income, on a FTE basis, which ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.

Item 6.  SELECTED FINANCIAL DATA - continued
Common tangible book value, common return on average tangible common equity and the ratio of tangible common equity to tangible assets exclude goodwill and other intangible assets in order to show the significance of the tangible elements of our assets and common equity. Total assets and total average assets are reconciled to total tangible assets and total tangible average assets. Total shareholders' equity and total average shareholders' equity are also reconciled to total tangible common equity and total tangible average common equity. These measures are consistent with industry practice.
RECONCILIATIONS OF GAAP TO NON-GAAP RATIOS

	December 31
(dollars in thousands)	2018	2017	2016	2015	2014
Common tangible book value (non-GAAP)
Total shareholders' equity	$935,761	$884,031	$841,956	$792,237	$608,389
Less: goodwill and other intangible assets	(290,047)	(295,347)	(296,580)	(298,289)	(178,451)
Tax effect of other intangible assets	546	1,287	1,719	2,284	921
Tangible common equity (non-GAAP)	646,260	589,971	547,095	496,232	430,859
Common shares outstanding	34,684	34,972	34,913	34,810	29,796
Common tangible book value (non-GAAP)	$18.63	$16.87	$15.67	$14.26	$14.46
Common return on average tangible common shareholders' equity (non-GAAP)
Net income	$105,334	$72,968	$71,392	$67,081	$57,910
Plus: amortization of intangibles	861	1,233	1,615	1,818	1,129
Tax effect of amortization of intangibles	(181)	(432)	(565)	(636)	(395)
Net income before amortization of intangibles	106,014	73,769	72,442	68,263	58,644
Total average shareholders’ equity (GAAP Basis)	908,355	872,130	823,607	750,069	596,155
Less: average goodwill and average other intangible assets	(290,380)	(295,937)	(297,377)	(278,130)	(178,990)
Tax effect of other intangible assets	614	1,493	1,992	2,283	1,109
Tangible average common shareholders' equity (non-GAAP)	$618,589	$577,686	$528,222	$474,222	$418,274
Common return on average tangible common shareholders' equity (non-GAAP)	17.14%	12.77%	13.71%	14.39%	14.02%
Efficiency Ratio (non-GAAP)
Noninterest expense	145,445	147,907	143,232	136,717	117,240

Net interest income per Consolidated Statements of Net Income	234,438	225,733	203,259	187,551	148,042
Plus: taxable equivalent adjustment	3,804	7,493	7,043	6,123	5,461
Noninterest income	49,181	55,462	54,635	51,033	46,338
Less: securities (gains) losses, net	—	(3,000)	—	34	(41)
Net interest income (FTE) (non-GAAP) plus noninterest income	287,423	285,688	264,938	244,742	199,801
Efficiency ratio (non-GAAP)	50.60%	51.77%	54.06%	55.86%	58.68%
Tangible common equity (non-GAAP)
Total shareholders' equity (GAAP basis)	$935,761	$884,031	$841,956	$792,237	$608,389
Less: goodwill and other intangible assets	(290,047)	(295,347)	(296,580)	(298,289)	(178,451)
Tax effect of other intangible assets	546	1,287	1,719	2,284	921
Tangible common equity (non-GAAP)	646,260	589,971	547,095	496,232	430,859
Total assets (GAAP basis)	7,252,221	7,060,255	6,943,053	6,318,354	4,964,686
Less: goodwill and other intangible assets	(290,047)	(295,347)	(296,580)	(298,289)	(178,451)
Tax effect of other intangible assets	546	1,287	1,719	2,284	921
Tangible assets (non-GAAP)	$6,962,720	$6,766,195	$6,648,192	$6,022,349	$4,787,156
Tangible common shareholders' equity/tangible assets (non-GAAP)	9.28%	8.72%	8.23%	8.24%	9.00%

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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Our most significant accounting policies are presented in Note 1 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report. These policies, along with the disclosures presented in the Notes to Consolidated Financial Statements, provide information on how significant assets and liabilities are valued in the Consolidated Financial Statements and how those values are determined.
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. We currently view the determination of the ALL and goodwill and other intangible assets to be critical accounting policies. During 2018, we did not significantly change the manner in which we applied our critical accounting policies or developed related assumptions or estimates. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee.
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
In conjunction with our annual review of the ALL assumptions, we have updated our analysis of LEPs for our Commercial and Consumer loan portfolio segments using our loan charge-off history. No changes were made to our LEP assumptions in 2018. We estimate an LEP of 3 years for CRE, 4 years for construction and 1.25 years for C&I. We estimate an LEP of 2.75 years for Consumer Real Estate and 1.25 years for Other Consumer.
Another key assumption is the look-back period, or LBP, which represents the historical period utilized to calculate loss rates. We used 9.5 years for our LBP for all portfolio segments which encompasses our loss experience during the 2008 - 2010 Financial Crisis, and our more recent improved loss experience.
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
We have three reporting units: Community Banking, Insurance and Wealth Management. Existing goodwill relates to value inherent in the Community Banking reporting unit and that value is dependent upon our ability to provide quality, cost-effective services in the face of competition from other market participants. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of our services. As such, goodwill value is supported ultimately by profitability that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could adversely impact our earnings in future periods
The carrying value of goodwill is tested annually for impairment each October 1st or more frequently if it is determined that a triggering event has occurred. We first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Our qualitative assessment considers such factors as macroeconomic conditions, market conditions specifically related to the banking industry, our overall financial performance and various other factors. If we determine that it is more likely than not that the fair value is less than the carrying amount, we proceed to test for impairment. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed that could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess. We completed the annual goodwill impairment assessment as required in 2018, 2017 and 2016; the results indicated that the fair value of each reporting unit exceeded the carrying value.
We determine the amount of identifiable intangible assets based upon independent core deposit and insurance contract valuations at the time of acquisition. Intangible assets with finite useful lives, consisting primarily of core deposit and customer list intangibles, are amortized using straight-line or accelerated methods over their estimated weighted average useful lives, ranging from 10 to 20 years. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No such events or changes in circumstances occurred during the years ended December 31, 2018, 2017 and 2016.
The financial services industry and securities markets can be adversely affected by declining values. If economic conditions result in a prolonged period of economic weakness in the future, our business may be adversely affected. In the event that we determine that either our goodwill is impaired, recognition of an impairment charge could have a significant adverse impact on our financial position or results of operations in the period in which the impairment occurs.

Recent Accounting Pronouncements and Developments
Note 1 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, which is included in Part II, Item 8 of this Report, discusses new accounting pronouncements that we have adopted and the expected impact of accounting pronouncements recently issued or proposed, but not yet required to be adopted.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Executive Overview
We are a $7.3 billion bank holding company that is headquartered in Indiana, Pennsylvania and trades on the NASDAQ Global Select Market under the symbol STBA. Our principal subsidiary, S&T Bank, a full-service financial institution, was established in 1902, and operates in five markets including Western Pennsylvania, Central Pennsylvania, Northeast Ohio, Central Ohio, and Upstate New York. We employ a geographic market based strategy in order to drive organic growth. Each of our five markets is lead by a Market President who is responsible for developing strategic initiatives specific to each market. We acknowledge that each of our five markets are in different stages of development and that our market based strategy will allow us to customize our approach to each market given its developmental stage and unique characteristics. We provide a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services.
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
Our major accomplishments during 2018 included:

•	We had record net income for 2018 of $105.3 million, or $3.01 per diluted share, surpassing our 2017 net income of $73.0 million, or $2.09 per diluted share.

•	Return on average assets was 1.50 percent, return on average equity was 11.60 percent and return on tangible shareholders' equity (non-GAAP) was 17.14 percent for 2018.

•	Net interest income increased $8.7 million, or 3.9 percent, and net interest margin (FTE) (non-GAAP) increased eight basis points to 3.64 percent compared to 3.56 percent in 2017.

•	Our expenses were well controlled during 2018 with an improved efficiency ratio (non-GAAP) of 50.60 percent compared to 51.77 percent for 2017.

•
We were recognized by Forbes as one of the Best-In-State Banks and Credit Unions, naming S&T Bank as the second highest-rated bank in Pennsylvania – further confirming our ability to fulfill our mission of creating value for our customers and shareholders through consistent and outstanding financial performance.

Our focus continues to be on organic loan and deposit growth and implementing opportunities to increase fee income while closely monitoring our operating expenses and asset quality. We are focused on executing our strategy to successfully build our brand and grow our business in all of our markets. We have benefited from recent increases in short-term interest rates from the Tax Cuts and Jobs Act (Tax Act) which lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018.
On November 9, 2017, we entered into an asset purchase agreement to sell a 70 percent ownership interest in the assets of our subsidiary, S&T Evergreen Insurance, LLC. At the date of the sale, January 1, 2018, we ceased to have a controlling financial interest, therefore we deconsolidated the subsidiary and recognized a gain of $1.9 million. We transferred our remaining 30 percent share of net assets from S&T Evergreen Insurance, LLC to a new entity for a 30 percent partnership interest in a new insurance entity.
Return on tangible shareholders' equity and the efficiency ratio are non-GAAP measures. Refer to Explanation of Use of Non-GAAP Financial Measures in Part II, Item 6 Selected Financial Data of this Report for a reconciliation to the most directly comparable GAAP measures. Net interest margin (FTE) is a non-GAAP measure and is reconciled to the comparable GAAP measure in the "Net Interest Income" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, below.
Results of Operations
Year Ended December 31, 2018
Earnings Summary
Net income increased $32.3 million, or 44.4 percent, to $105.3 million, or $3.01 per diluted share, in 2018 compared to $73.0 million, or $2.09 per diluted share, in 2017. As a result of the Tax Act, additional tax expense of $13.4 million was recognized to re-measure the net deferred tax asset (DTA) in the fourth quarter 2017. Excluding the net DTA re-measurement, net income was $86.4 million (non-GAAP) and diluted earnings per share was $2.47 (non-GAAP). Net income and diluted earnings per share adjusted to exclude the net DTA remeasurement are non-GAAP measures. Refer to Explanation of Use of

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Non-GAAP Financial Measures in Part II, Item 6 Selected Financial Data of this Report for a reconciliation to the comparable GAAP measures.
The increase in net income was primarily due to decreases in the provision for income taxes of $28.6 million and noninterest expense of $2.5 million, an increase in net interest income of $8.7 million offset by a decrease of $6.3 million in noninterest income.
Net interest income increased $8.7 million, or 3.9 percent, to $234.4 million compared to $225.7 million in 2017. Average interest-earning assets were unchanged from 2017 at $6.5 billion. Average interest-bearing liabilities decreased $115.6 million due to decreases in average interest-bearing deposits and short-term borrowings. Average interest-bearing deposits decreased $25.1 million and average short-term borrowings decreased $119.7 million for 2018. Net interest margin, on a fully taxable-equivalent, or FTE, basis (non-GAAP), increased eight basis points to 3.64 percent in 2018 compared to 3.56 percent for 2017. The increases in short-term interest rates over the past year positively impacted both net interest income and net interest margin. Net interest margin is reconciled to net interest income adjusted to a FTE basis below in the "Net Interest Income" section of this MD&A.
The provision for loan losses increased $1.1 million, or 8.0 percent, to $15.0 million during 2018 compared to $13.9 million in 2017. The provision for loan losses increased due to increases in substandard loans and impaired loans with specific reserves. Commercial substandard loans increased $110.5 million to $181.2 million at December 31, 2018 compared to $70.7 million at December 31, 2017. The increase in substandard loans from December 31, 2017 was mainly due to the receipt of updated financial information from our borrowers that resulted in the loans being downgraded. Impaired loans increased $22.7 million with an increase in specific reserves of $1.7 million compared to 2017. Net loan charge-offs were consistent at $10.4 million, or 0.18 percent of average loans, for 2018 compared to $10.3 million, or 0.18 percent of average loans, in 2017.
Total noninterest income decreased $6.3 million to $49.2 million compared to $55.5 million in 2017. Insurance income decreased $4.9 million compared to 2017 due to the sale of a majority interest in our insurance business on January 1, 2018. A gain of $1.9 million was recognized in 2018 related to this sale. Further decreasing noninterest income were security gains of $3.0 million recognized in 2017 compared to no gains in 2018. Other income decreased $1.7 million due to a bank owned life insurance, or BOLI, claim of $0.7 million and a $1.0 million gain on a branch sale both during 2017.
Expenses were well controlled during 2018. Total noninterest expense decreased $2.5 million to $145.4 million for 2018 compared to $147.9 million for 2017. The decrease was mainly due to a decrease in salaries and employee benefits of $4.7 million due to lower incentives and commission costs and fewer employees due to the sale of our insurance business on January 1, 2018. FDIC insurance decreased $1.3 million due to improvements in the components used to determine the assessment. Offsetting these improvements was an increase of $1.7 million for other taxes related to a state sales tax assessment. Data processing and information technology, or IT, increased $1.8 million mainly due to a recent outsourcing arrangement for certain components of our IT function.
The provision for income taxes decreased $28.6 million to $17.8 million compared to $46.4 million in 2017. Our effective tax rate was 14.5 percent for 2018 compared to 38.9 percent for 2017. The decrease was primarily due to the enactment of the Tax Act which lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. The comparison between the 2018 and the 2017 tax provision was also affected by the increased tax expense in 2017 for the non-cash tax adjustment of $13.4 million for the re-measurement of our deferred tax assets and liabilities.
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
The interest income on interest-earning assets and the net interest margin are presented on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and securities and the dividend-received deduction for equity securities using the federal statutory tax rate of 21 percent for 2018 and 35 percent for 2017 and 2016. We believe this to be the preferred industry measurement of net interest income that provides a relevant comparison between taxable and non-taxable sources of interest income.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table reconciles interest income per the Consolidated Statements of Net Income to net interest income and rates on a FTE basis for the periods presented:

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Total interest income	$289,826	$260,642	$227,774
Total interest expense	55,388	34,909	24,515
Net interest income per Consolidated Statements of Net Income	234,438	225,733	203,259
Adjustment to FTE basis	3,803	7,493	7,043
Net Interest Income (FTE) (non-GAAP)	$238,241	$233,226	$210,302
Net interest margin	3.58%	3.45%	3.35%
Adjustment to FTE basis	0.06	0.11	0.12
Net Interest Margin (FTE) (non-GAAP)	3.64%	3.56%	3.47%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the years ended December 31:

	2018			2017			2016
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$56,210	$1,042	1.85%	$56,344	$578	1.03%	$41,810	$207	0.50%
Securities at fair value(2)(3)	682,806	17,860	2.62%	698,460	17,320	2.48%	676,696	16,306	2.41%
Loans held for sale	1,515	85	5.60%	14,607	581	3.98%	14,255	814	5.71%
Commercial real estate	2,779,096	132,139	4.75%	2,638,766	114,484	4.34%	2,344,050	96,814	4.13%
Commercial and industrial	1,441,560	67,770	4.70%	1,425,421	61,976	4.35%	1,348,287	53,629	3.98%
Commercial construction	314,265	15,067	4.79%	426,574	17,384	4.08%	400,997	14,788	3.69%
Total commercial loans	4,534,921	214,976	4.74%	4,490,761	193,844	4.32%	4,093,334	165,231	4.04%
Residential mortgage	696,849	29,772	4.27%	699,843	28,741	4.11%	668,236	27,544	4.12%
Home equity	474,538	22,981	4.84%	484,023	20,866	4.31%	477,011	19,213	4.03%
Installment and other consumer	67,047	4,594	6.85%	69,163	4,521	6.54%	64,960	4,136	6.37%
Consumer construction	5,336	267	5.00%	4,631	201	4.35%	7,038	287	4.08%
Total consumer loans	1,243,770	57,614	4.63%	1,257,660	54,329	4.32%	1,217,245	51,180	4.20%
Total portfolio loans	5,778,691	272,590	4.72%	5,748,421	248,173	4.32%	5,310,579	216,411	4.08%
Total Loans(1)(2)	$5,780,206	$272,675	4.72%	$5,763,028	$248,754	4.32%	$5,324,834	$217,225	4.08%
Federal Home Loan Bank and other restricted stock	30,457	2,052	6.74%	31,989	1,483	4.64%	23,811	1,079	4.53%
Total Interest-earning Assets	6,549,679	293,629	4.48%	6,549,821	268,135	4.09%	6,067,151	234,817	3.87%
Noninterest-earning assets	494,149			510,411			521,104
Total Assets	$7,043,828			$7,060,232			$6,588,255
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$570,459	$1,883	0.33%	$637,526	$1,418	0.22%	$651,118	$1,088	0.17%
Money market	1,299,185	18,228	1.40%	994,783	7,853	0.79%	735,159	3,222	0.44%
Savings	836,747	1,773	0.21%	988,504	2,081	0.21%	1,039,664	2,002	0.19%
Certificates of deposit	1,328,985	18,972	1.43%	1,439,711	13,978	0.97%	1,472,613	13,380	0.91%
Total Interest-bearing deposits	4,035,376	40,856	1.01%	4,060,524	25,330	0.62%	3,898,554	19,692	0.51%
Securities sold under repurchase agreements	45,992	221	0.48%	46,662	54	0.12%	51,021	5	0.01%
Short-term borrowings	525,172	11,082	2.11%	644,864	7,399	1.15%	414,426	2,713	0.65%
Long-term borrowings	47,986	1,129	2.35%	18,057	463	2.57%	50,257	670	1.33%
Junior subordinated debt securities	45,619	2,100	4.60%	45,619	1,663	3.65%	45,619	1,435	3.14%
Total borrowings	664,769	14,532	2.19%	755,202	9,579	1.27%	561,323	4,823	0.86%
Total Interest-bearing Liabilities	4,700,145	55,388	1.18%	4,815,726	34,909	0.72%	4,459,877	24,515	0.55%
Noninterest-bearing liabilities	1,435,328			1,372,376			1,304,771
Shareholders’ equity	908,355			872,130			823,607
Total Liabilities and Shareholders’ Equity	$7,043,828			$7,060,232			$6,588,255
Net Interest Income (2)(3)		$238,241			$233,226			$210,302
Net Interest Margin (2)(3)			3.64%			3.56%			3.47%
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 21 percent for 2018 and 35 percent for 2017 and 2016.
(3)Taxable investment income is adjusted for the dividend-received deduction for equity securities.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	2018 Compared to 2017 Increase (Decrease) Due to			2017 Compared to 2016 Increase (Decrease) Due to
(dollars in thousands)	Volume(4)	Rate(4)	Net	Volume(4)	Rate(4)	Net
Interest earned on:
Interest-bearing deposits with banks	$(1)	$465	$464	$72	$299	$371
Securities at fair value(2)(3)	(388)	928	540	524	490	1,014
Loans held for sale	(521)	25	(496)	20	(253)	(233)
Commercial real estate	6,088	11,567	17,655	12,172	5,498	17,670
Commercial and industrial	702	5,092	5,794	3,068	5,279	8,347
Commercial construction	(4,577)	2,260	(2,317)	943	1,653	2,596
Total commercial loans	2,213	18,919	21,132	16,183	12,430	28,613
Residential mortgage	(123)	1,154	1,031	1,303	(106)	1,197
Home equity	(409)	2,524	2,115	282	1,371	1,653
Installment and other consumer	(138)	211	73	268	117	385
Consumer construction	31	35	66	(98)	12	(86)
Total consumer loans	(639)	3,924	3,285	1,755	1,394	3,149
Total portfolio loans	1,574	22,843	24,417	17,938	13,824	31,762
Total loans (1)(2)	1,053	22,868	23,921	17,958	13,571	31,529
Federal Home Loan Bank and other restricted stock	(71)	640	569	371	33	404
Change in Interest Earned on Interest-earning Assets	$593	$24,901	$25,494	$18,925	$14,393	$33,318
Interest paid on:
Interest-bearing demand	$(149)	$614	$465	$(23)	$353	$330
Money market	2,403	7,972	10,375	1,138	3,493	4,631
Savings	(319)	11	(308)	(99)	178	79
Certificates of deposit	(1,075)	6,069	4,994	(299)	897	598
Total interest-bearing deposits	860	14,666	15,526	717	4,921	5,638
Securities sold under repurchase agreements	(1)	168	167	—	49	49
Short-term borrowings	(1,373)	5,056	3,683	1,509	3,177	4,686
Long-term borrowings	767	(101)	666	(429)	222	(207)
Junior subordinated debt securities	—	437	437	—	228	228
Total borrowings	(607)	5,560	4,953	1,080	3,676	4,756
Change in Interest Paid on Interest-bearing Liabilities	$253	$20,226	$20,479	$1,797	$8,597	$10,394
Change in Net Interest Income	$340	$4,675	$5,015	$17,128	$5,796	$22,924
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 21 percent for 2018 and 35 percent for 2017 and 2016.
(3)Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(4)Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Net interest income on a FTE basis increased $5.0 million, or 2.2 percent, compared to 2017. The net interest margin on a FTE basis increased eight basis points compared to 2017. These increases were primarily due to higher short-term interest rates offset by the decrease in the federal corporate tax rate effective January 1, 2018, which negatively impacted the net interest margin on a FTE basis by six basis points or $3.0 million, compared to 2017.
Interest income on a FTE basis increased $25.5 million, or 9.5 percent, compared to 2017. The increase was primarily due to higher short-term interest rates. Average interest-bearing deposits with banks, which is primarily cash at the Federal Reserve, remained relatively flat and the average rate earned increased 82 basis points due to higher short-term interest rates. Average securities decreased $15.7 million due to a decline in the market value of our bond portfolio and the average rate earned increased 14 basis points. Average loan balances increased $17.2 million and the average rate earned on loans increased 40 basis points due to higher short-term interest rates. The average rate earned on the FHLB and other restricted stock improved due to an increase in the FHLB’s quarterly dividend in 2018. Overall, the FTE rate on interest-earning assets increased 39 basis points compared to 2017.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest expense increased $20.5 million compared to 2017. The increase was primarily due to higher short-term interest rates. Average interest-bearing deposits decreased $25.1 million. Average money market balances increased $304.4 million and the average rate paid increased 61 basis points due to higher short-term interest rates. The increase in average money market balances was partially attributable to a shift in deposit mix with decreases in average interest-bearing demand, savings, and certificates of deposit balances. The overall decline in interest-bearing deposits is favorably offset by increased average noninterest-bearing demand balances of $65.5 million. Average borrowings decreased $90.4 million. Short-term borrowings decreased $119.7 million and the average rate paid increased 96 basis points due to higher short-term interest rates. Long-term borrowings increased $29.9 million and the average rate paid decreased 22 basis points due to the addition of a long-term variable rate borrowing in November 2017. Overall, the cost of interest-bearing liabilities increased 46 basis points compared to 2017.
Provision for Loan Losses
The provision for loan losses is the adjustment to the ALL after net loan charge-offs have been deducted to bring the ALL to a level determined to be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increased $1.1 million, or 8.0 percent, to $15.0 million for 2018 compared to $13.9 million for 2017. The provision for loan losses increased primarily due to increases in substandard loans and impaired loans with specific reserves.
Commercial special mention and substandard loans increased $67.7 million to $268.5 million compared to $200.8 million at December 31, 2017, with an increase of $110.5 million in substandard offset by a decrease of $42.8 million in special mention. The increase in substandard loans from December 31, 2017 was mainly due to the receipt of updated financial information from our borrowers that resulted in the loans being downgraded.
Impaired loan balances increased $22.7 million, or 84.6 percent, to $49.5 million at December 31, 2018 compared to $26.8 million at December 31, 2017 with an increase in specific reserves of $1.7 million compared to December 31, 2017. The increase in specific reserves related to an $11.3 million commercial construction loan that had a specific reserve of $1.3 million at December 31, 2018.
Net charge-offs increased $0.1 million to $10.4 million, or 0.18 percent of average loans in 2018, compared to $10.3 million, or 0.18 percent of average loans in 2017. Significantly impacting net loan charge-offs during 2018 was a $5.2 million loan charge-off in the second quarter of 2018 for a commercial customer arising from a participation loan agreement with a lead bank and other participating banks. The loss resulted from fraudulent activities believed to be perpetrated by one or more executives employed by the borrower and its related entities. S&T's total exposure consisted of the participation loan of $4.9 million and a direct exposure of $950 thousand which was secured by vehicles and equipment liens. Subsequent to the loan charge-off in the second quarter, we received $0.4 million of recovery on this relationship.
Total nonperforming loans increased $22.2 million to $46.1 million, or 0.77 percent of total loans at December 31, 2018, compared to $23.9 million, or 0.42 percent of total loans at December 31, 2017.
The ALL at December 31, 2018, was $61.0 million, or 1.03 percent of total portfolio loans, compared to $56.4 million, or 0.98 percent of total portfolio loans at December 31, 2017. The increase in the level of the reserve is due to portfolio loan growth of $185.2 million and the increase in substandard loans during 2018. Refer to the Allowance for Loan Losses section of this MD&A for further details.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Securities gains, net	$—	$3,000	$(3,000)	NM
Service charges on deposit accounts	13,096	12,458	638	5.1%
Debit and credit card	12,679	12,029	650	5.4%
Wealth management	10,084	9,758	326	3.3%
Insurance	505	5,371	(4,866)	(90.6)%
Mortgage banking	2,762	2,915	(153)	(5.2)%
Gain on sale of a majority interest of insurance business	1,873	—	1,873	NM
Other Income:
Bank owned life insurance	2,041	2,755	(714)	(25.9)%
Letter of credit origination	1,064	1,018	46	4.5%
Interest rate swap	1,225	503	722	143.5%
Other	3,852	5,655	(1,803)	(31.9)%
Total Other Noninterest Income	8,182	9,931	(1,749)	(17.6)%
Total Noninterest Income	$49,181	$55,462	$(6,281)	(11.3)%
NM- percentage change not meaningful
Noninterest income decreased $6.3 million, or 11.3 percent, in 2018 compared to 2017. The decrease was primarily related to gains on the sales of securities of $3.0 million in 2017, a $1.0 million gain from the sale of a branch in the fourth quarter of 2017 in other income and the sale of a majority interest in S&T Evergreen Insurance, LLC in the first quarter of 2018. As a result of this sale in 2018, insurance income decreased $4.9 million. A gain of $1.9 million was recognized related to this sale during 2018. The decrease in BOLI income related to a $0.7 million claim during the third quarter of 2017. Interest rate swap fees from our commercial customers increased $0.7 million compared to the prior year due to an increase in customer demand for this product. Debit and credit card fees increased $0.6 million compared to the prior year due to increased debit card usage. Service charges on deposit accounts also increased $0.6 million due to increases in fees.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Salaries and employee benefits	$76,108	$80,776	$(4,668)	(5.8)%
Net occupancy	11,097	10,994	103	0.9%
Data processing and information technology	10,633	8,801	1,832	20.8%
Furniture, equipment and software	8,083	7,946	137	1.7%
FDIC insurance	3,238	4,543	(1,305)	(28.7)%
Other taxes	6,183	4,509	1,674	37.1%
Professional services and legal	4,132	4,096	36	0.9%
Marketing	4,192	3,659	533	14.6%
Other expenses:
Joint venture amortization	2,701	3,048	(347)	(11.4)%
Telecommunications	2,500	2,572	(72)	(2.8)%
Loan related expenses	2,268	2,547	(279)	(11.0)%
Amortization of intangibles	846	1,247	(401)	(32.2)%
Supplies	1,080	1,233	(153)	(12.4)%
Postage	1,077	1,128	(51)	(4.5)%
Other	11,307	10,808	499	4.6%
Total Other Noninterest Expense	21,779	22,583	(804)	(3.6)%
Total Noninterest Expense	$145,445	$147,907	$(2,462)	(1.7)%
NM - percentage not meaningful

Noninterest expense decreased $2.5 million, or 1.7 percent, to $145.4 million in 2018 compared to 2017. Salaries and employee benefits decreased $4.7 million during 2018 primarily due to lower restricted stock, incentive and commission costs and fewer employees mainly due to the sale of a majority of our insurance business in the first quarter 2018 and the sale of a branch office in the fourth quarter of 2017. FDIC insurance decreased $1.3 million due to improvements in the components used to determine the assessment. The increase of $1.8 million in data processing expense compared to 2017 was mainly due to the annual increase with our third-party data processor and recent outsourcing arrangement for certain components of our IT function. Other taxes increased $1.7 million due to a state sales tax assessment.
Our efficiency ratio (non-GAAP), which measures noninterest expense as a percent of noninterest income plus net interest income, on a FTE basis, excluding security gains/losses, was 50.60 percent for 2018 and 51.77 percent for 2017. Refer to Explanation of Use of Non-GAAP Financial Measures in Part II, Item 6 Selected Financial Data in this Report for a discussion of this non-GAAP financial measure.
Federal Income Taxes
Our federal income tax provision decreased $28.6 million to $17.8 million in 2018 compared to $46.4 million in 2017. The decrease in our 2018 income tax provision was primarily due to the corporate income tax rate reduction from 35 percent to 21 percent. Our 2017 income tax provision was calculated at the 35 percent corporate income tax rate and further increased by $13.4 million due to the re-measurement of our deferred tax assets and liabilities at the new corporate income tax rate of 21 percent enacted as part of the Tax Act on December 22, 2017.
The effective tax rate, which is total tax expense as a percentage of pretax income, decreased to 14.5 percent in 2018 compared to 38.9 percent in 2017. Historically, we have generated an annual effective tax rate that is less than the statutory rates of 21 percent for 2018 and 35 percent for 2017 due to benefits resulting from tax-exempt interest, excludable dividend income, tax-exempt income on BOLI and tax benefits associated with Low Income Housing Tax Credits, or LIHTC. However, due to the 2017 enactment of the Tax Act, our net DTA re-measurement of $13.4 million increased our effective tax rate by 11.3 percent in 2017.

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
Our efficiency ratio (non-GAAP), which measures noninterest expense as a percent of noninterest income plus net interest income, on a FTE basis, excluding security gains/losses, was 51.77 percent for 2017 and 54.06 percent for 2016. Refer to Explanation of Use of Non-GAAP Financial Measures in Item 6 Selected Financial Data in this Report for a discussion of this non-GAAP financial measure.
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

Financial Condition
December 31, 2018
Total assets increased $192.0 million, or 2.7 percent, to $7.3 billion at December 31, 2018 compared to $7.1 billion at December 31, 2017. Total portfolio loans increased $185.2 million, or 3.2 percent with increases primarily in the commercial loan portfolio. CRE increased by $235.8 million, or 8.8 percent, and Commercial Industrial, or C&I, increased $60.2 million, or 4.2 percent, offset by a decrease in commercial construction loans of $127.1 million compared to a year ago. The commercial portfolio was impacted by higher loan payoffs through the third quarter of 2018 and an increasingly competitive market throughout the year. Consumer loans increased $16.3 million with growth primarily in our residential mortgages portfolio of $27.9 million. Securities decreased $13.4 million to $684.9 million at December 31, 2018 from $698.3 million at December 31, 2017 primarily due to an increase in the unrealized loss on the bond portfolio related to an increase in interest rates.
Our deposits increased $246.0 million, or 4.5 percent, with total deposits of $5.7 billion at December 31, 2018 compared to $5.4 billion at December 31, 2017. Customer deposits increased $165.4 million with growth in money market of $297.7 million, or 33.8 percent, and in noninterest-bearing demand accounts of $33.4 million which was offset by declines in interest-bearing demand, savings and certificates of deposit. Total brokered deposits increased $80.6 million at December 31, 2018 compared to December 31, 2017.
Total borrowings decreased $78.8 million, or 11.5 percent, compared to 2017 due to a decrease in funding needs. Short-term borrowings decreased by $101.8 million, or 17.2 percent, and long-term borrowings increased $23.0 million.
Total shareholders’ equity increased by $51.7 million, or 5.9 percent, to $935.8 million at December 31, 2018 compared to $884.0 million at December 31, 2017. The increase was primarily due to net income of $105.3 million offset partially by dividends of $34.5 million and share repurchases of $12.3 million.
Securities Activity
The balances and average rates of our securities portfolio are presented below as of December 31:

	2018		2017		2016
(dollars in thousands)	Balance	Weighted-Average Yield	Balance	Weighted-Average Yield	Balance	Weighted-Average Yield
U.S. Treasury securities	$9,736	1.87%	$19,789	1.57%	$24,811	1.49%
Obligations of U.S. government corporations and agencies	128,261	2.30%	162,193	2.09%	232,179	1.68%
Collateralized mortgage obligations of U.S. government corporations and agencies	148,659	2.71%	108,688	2.25%	129,777	2.24%
Residential mortgage-backed securities of U.S. government corporations and agencies	24,350	3.43%	32,854	3.52%	37,358	2.64%
Commercial mortgage-backed securities of U.S. government corporations and agencies	246,784	2.38%	242,221	2.34%	125,604	2.06%
Obligations of states and political subdivisions (1)	122,266	3.43%	127,402	4.06%	132,509	4.10%
Marketable equity securities	4,816	3.02%	5,144	2.78%	11,249	3.38%
Total Securities	$684,872	2.65%	$698,291	2.62%	$693,487	2.39%
(1) Weighted-average yields are calculated on a taxable-equivalent basis using the federal statutory tax rate of 21 percent for 2018 and 35 percent for 2017 and 2016.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income, and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities decreased $13.4 million, or 1.9 percent, to $684.9 million at December 31, 2018 compared to $698.3 million at December 31, 2017. The decrease is primarily due to an increase in the unrealized loss on the bond portfolio.
At December 31, 2018, our bond portfolio was in a net unrealized loss position of $5.1 million, compared to a net unrealized gain position of $1.7 million at December 31, 2017. At December 31, 2018, total gross unrealized gains were $3.5 million offset by total gross unrealized losses of $8.6 million, compared to total gross unrealized gains of $5.6 million offset by total gross unrealized losses of $3.9 million at December 31, 2017. The decrease in the net unrealized gain position of our securities portfolio was due to the increase in interest rates during 2018.
Management evaluates the bond portfolio for other than temporary impairment, or OTTI, on a quarterly basis. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security at December 31, 2018. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. We did not record any OTTI in 2018, 2017 or 2016. The performance of the debt securities markets could generate impairments in future periods requiring realized losses to be reported.
The following table sets forth the maturities of securities at December 31, 2018 and the weighted average yields of such securities. Taxable-equivalent adjustments for 2018 have been made in calculating yields on obligations of state and political subdivisions.

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		No Fixed Maturity
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
U.S. Treasury securities	$9,736	1.87%	$—	—%	$—	—%	$—	—%	$—	—%
Obligations of U.S. government corporations and agencies	997	1.34%	104,255	2.26%	23,009	2.51%	—	—%	—	—%
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—%	—	—%	66,847	2.57%	81,812	2.83%	—	—%
Residential mortgage-backed securities of U.S. government corporations and agencies	9	4.50%	429	5.18%	10,087	2.95%	13,825	3.72%	—	—%
Commercial mortgage-backed securities of U.S. government corporations and agencies	28,105	1.76%	99,400	2.31%	119,279	2.58%	—	—	—	—%
Obligations of states and political subdivisions (1)	10,158	3.06%	43,930	3.41%	39,008	3.34%	29,170	3.70%	—	—%
Marketable equity securities	—	—%	—	—%	—	—%	—	—%	4,816	3.02%
Total	$49,005		$248,014		$258,230		$124,807		$4,816
Weighted Average Yield		2.04%		2.49%		2.70%		3.13%		3.02%

(1) Weighted-average yields are calculated on a taxable-equivalent basis using the federal statutory tax rate of 21 percent for 2018.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Lending Activity
The following table summarizes our loan portfolio as of December 31:

	2018		2017		2016		2015		2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial
Commercial real estate	$2,921,832	49.13%	$2,685,994	44.53%	$2,498,476	44.53%	$2,166,603	43.09%	$1,682,236	43.48%
Commercial and industrial	1,493,416	25.11%	1,433,266	24.88%	1,401,035	24.97%	1,256,830	25.00%	994,138	25.70%
Commercial construction	257,197	4.33%	384,334	6.67%	455,884	8.12%	413,444	8.22%	216,148	5.59%
Total Commercial Loans	4,672,445	78.57%	4,503,594	78.17%	4,355,395	77.62%	3,836,877	76.31%	2,892,522	74.77%
Consumer
Residential mortgage	726,679	12.22%	698,774	12.13%	701,982	12.51%	639,372	12.72%	489,586	12.66%
Home equity	471,562	7.93%	487,326	8.46%	482,284	8.59%	470,845	9.37%	418,563	10.82%
Installment and other consumer	67,546	1.13%	67,204	1.17%	65,852	1.17%	73,939	1.47%	65,567	1.69%
Consumer construction	8,416	0.14%	4,551	0.08%	5,906	0.11%	6,579	0.13%	2,508	0.06%
Total Consumer Loans	1,274,203	21.43%	1,257,855	21.83%	1,256,024	22.38%	1,190,735	23.69%	976,224	25.23%
Total Portfolio Loans	$5,946,648	100.00%	$5,761,449	100.00%	$5,611,419	100.00%	$5,027,612	100.00%	$3,868,746	100.00%
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
Total portfolio loans increased $185.2 million, or 3.2 percent, to $5.9 billion at December 31, 2018 compared to $5.8 billion at December 31, 2017. CRE increased $235.8 million, or 8.8 percent, and C&I increased $60.2 million, or 4.2 percent, offset by a decrease in commercial construction loans of $127.1 million compared 2017. The commercial portfolio was impacted by higher loan payoffs through the third quarter of 2018 and an increasingly competitive market throughout the year. New construction loan activity was outpaced by loan payoffs and transfers to CRE upon completion of the construction period.
Commercial loans, including CRE, C&I and Commercial Construction, comprised 79 percent of total portfolio loans at December 31, 2018 and 78 percent at December 31, 2017. Although commercial loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, conservative underwriting standards and continuous portfolio review. The loan-to-value, or LTV, policy guidelines for CRE loans are generally 65-80 percent. At December 31, 2018, variable rate commercial loans represented 74 percent of total commercial loans compared to 75 percent in 2017.
Consumer loans represent 21 percent of our loan portfolio at December 31, 2018 compared to 22 percent at December 31, 2017. Consumer loans increased $16.3 million with growth primarily in our residential mortgage portfolio of $27.9 million.
Residential mortgage lending continues to be a focus through a centralized mortgage origination department, secondary market activities and the utilization of commission compensated originators. Management believes that continued adherence to our conservative mortgage lending policies for portfolio mortgage loans will be as important in a growing economy as it was during the downturn in recent years. The LTV policy guideline is 80 percent for residential first lien mortgages. Higher LTV loans may be approved with the appropriate private mortgage insurance coverage. We primarily limit our fixed rate portfolio mortgage loans to a maximum term of 20 years for traditional mortgages, 30 year fixed rate construction loans and adjustable rate mortgages with a maximum amortization term of 30 years. We may originate home equity loans with a lien position that is second to unrelated third party lenders, but normally only to the extent that the combined LTV considering both the first and second liens does not exceed 100 percent of the fair value of the property. Combo mortgage loans consisting of a residential first mortgage and a home equity second mortgage are also available.
We originate and sell loans into the secondary market, primarily to Fannie Mae. We sell these loans in order to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing of the loans. During 2018 and 2017, we sold $79.3 million and $78.8 million of 1-4 family mortgages to Fannie Mae. In addition, at December 31, 2018, we were servicing $473.2 million of mortgage loans that we had originated and sold into the secondary market, compared to $441.0 million at December 31, 2017.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We also offer a variety of unsecured and secured consumer loan products. LTV guidelines for direct loans are generally 90-100 percent of invoice for new automobiles and 80-90 percent of National Automobile Dealer Association value for used automobiles.
The following table presents the maturity of consumer and commercial loans outstanding as of December 31, 2018:

	Maturity
(dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Fixed interest rates	$198,578	$626,954	$387,519	$1,213,051
Variable interest rates	935,982	1,089,286	1,434,126	3,459,394
Total Commercial Loans	$1,134,560	$1,716,240	$1,821,645	$4,672,445
Fixed interest rates	61,677	195,617	303,966	561,260
Variable interest rates	365,912	62,403	284,628	712,943
Total Consumer Loans	$427,589	$258,020	$588,594	$1,274,203
Total Portfolio Loans	$1,562,149	$1,974,260	$2,410,239	$5,946,648

Credit Quality
On a quarterly basis, a criticized asset meeting is held to monitor all special mention and substandard loans greater than $1.5 million. These loans typically represent the highest risk of loss to us. Action plans are established and these loans are monitored through regular contact with the borrower, review of current financial information and other documentation, review of all loan or potential loan restructures or modifications and the regular re-evaluation of assets held as collateral.
Additional credit risk management practices include periodic review and update of our lending policies and procedures to support sound underwriting practices and portfolio management through portfolio stress testing. During 2018, we strengthened our portfolio monitoring process to include an annual review of all commercial loans greater than $1.5 million. Commercial loans less than $1.5 million are monitored through portfolio management software that identifies credit risk indicators. Our Loan Review process serves to independently monitor credit quality and assess the effectiveness of credit risk management practices to provide oversight of all corporate lending activities. The Loan Review function has the primary responsibility for assessing commercial credit administration and credit decision functions of consumer and mortgage underwriting, as well as providing input to the loan risk rating process.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Nonperforming assets, or NPAs, consist of nonaccrual loans, nonaccrual TDRs and OREO. The following represents NPAs as of December 31:

(dollars in thousands)	2018	2017	2016	2015	2014
Nonperforming Loans
Commercial real estate	$10,913	$2,501	$15,526	$5,171	$2,255
Commercial and industrial	2,314	2,449	3,578	7,709	1,266
Commercial construction	13,787	1,460	4,497	7,488	105
Residential mortgage	5,585	3,580	4,850	4,964	1,877
Home equity	2,349	2,736	2,485	2,379	1,497
Installment and other consumer	37	62	101	12	21
Consumer construction	—	—	—	—	—
Total Nonperforming Loans	34,985	12,788	31,037	27,723	7,021
Nonperforming Troubled Debt Restructurings
Commercial real estate	1,139	967	646	3,548	2,180
Commercial and industrial	6,646	3,197	4,493	1,570	356
Commercial construction	406	2,413	430	1,265	1,869
Residential mortgage	1,543	3,585	5,068	665	459
Home Equity	1,349	979	954	523	562
Installment and other consumer	5	9	7	88	10
Total Nonperforming Troubled Debt Restructurings	11,088	11,150	11,598	7,659	5,436
Total Nonperforming Loans	46,073	23,938	42,635	35,382	12,457
OREO	3,092	469	679	354	166
Total Nonperforming Assets	$49,165	$24,407	$43,314	$35,736	$12,623
Nonperforming loans as a percent of total loans	0.77%	0.42%	0.76%	0.70%	0.32%
Nonperforming assets as a percent of total loans plus OREO	0.83%	0.42%	0.77%	0.71%	0.33%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing at December 31, 2018 or December 31, 2017.
NPAs increased $24.8 million to $49.2 million at December 31, 2018 compared to $24.4 million at December 31, 2017. New nonperforming loan formation was $28.4 million for 2018 compared to $1.2 million for 2017. The increase in nonperforming loans related mainly to the reclassification of loans in the fourth quarter of 2018 including an $11.5 construction loan, a $7.7 million CRE loan and a $4.4 million C&I loan. OREO increased $2.6 million related to two land lots that are no longer intended to be future branch locations.
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
As an example, consider a substandard commercial construction loan that is currently 90 days past due where the loan is restructured to extend the maturity date for a period longer than would be considered an insignificant period of time. The post-modification interest rate given to the borrower is considered to be lower than the current market rate for new debt with similar risk and all other terms remain the same according to the original loan agreement. This loan will be considered a TDR as the borrower is experiencing financial difficulty and a concession has been granted due to the long extension, resulting in payment delay as well as the rate being lower than the current market rate for new debt with similar risk. The loan will be reported as nonaccrual TDR and an impaired loan. In addition, the loan could be charged down to the fair value of the collateral if a confirmed loss exists. If the loan subsequently performs, by means of making on-time principal and interest payments according to the newly restructured terms for a period of six months, and it is expected that all remaining principal and interest will be collected according to the terms of the restructured agreement, the loan will be returned to accrual status and reported as an accruing TDR. The loan will remain an impaired loan for the remaining life of the loan because the interest rate was not adjusted to be equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk.
TDRs increased $1.8 million to $27.9 million at December 31, 2018 compared to $26.1 million at December 31, 2017. The $27.9 million of TDRs at December 31, 2018 included $16.8 million of TDRS that were performing and $11.1 million that were nonperforming. This is an increase from December 31, 2017 when we had $26.1 million in TDRs, including $14.9 million that were performing and $11.2 million that were nonperforming. The increase is primarily due to new TDRs totaling $11.4 million, which were offset by principal reductions and charge-offs.
Loan modifications resulting in new TDRs during 2018 included 46 modifications for $12.7 million compared to 36 modifications for $5.8 million of new TDRs in 2017. Included in the 2018 new TDRs were 29 loans totaling $1.2 million related to Chapter 7 bankruptcy filings that were not reaffirmed, thus resulting in discharged debt, which compares to 26 loans totaling $0.8 million in 2017.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following represents delinquency as of December 31:

	2018		2017		2016		2015		2014
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
90 days or more:
Commercial real estate	$12,052	0.41%	$3,468	0.13%	$16,172	0.65%	$8,719	0.40%	$4,435	0.26%
Commercial and Industrial	8,960	0.60%	5,646	0.39%	8,071	0.58%	9,279	0.74%	1,622	0.16%
Commercial construction	14,193	5.52%	3,873	1.01%	4,927	1.08%	8,753	2.12%	1,974	0.91%
Residential mortgage	7,128	0.98%	7,165	1.03%	9,918	1.41%	5,629	0.88%	2,336	0.48%
Home equity	3,698	0.78%	3,715	0.76%	3,439	0.71%	2,902	0.62%	2,059	0.49%
Installment and other consumer	42	0.06%	71	0.11%	108	0.16%	100	0.14%	31	0.05%
Consumer construction	—	—%	—	—%	—	—%	—	—%	—	—%
Total Loans	$46,073	0.77%	$23,938	0.42%	$42,635	0.74%	$35,382	0.61%	$12,457	0.22%
30 to 89 days:
Commercial real estate	$5,783	0.20%	$1,131	0.04%	$2,791	0.11%	$12,229	0.56%	$2,871	0.17%
Commercial and industrial	1,983	0.13%	866	0.06%	1,488	0.11%	2,749	0.22%	1,380	0.14%
Commercial construction	—	—%	2,493	0.65%	547	0.12%	3,607	0.87%	—	—%
Residential mortgage	2,104	0.29%	4,414	0.63%	2,429	0.35%	2,658	0.42%	1,785	0.36%
Home equity	2,712	0.58%	2,655	0.54%	1,979	0.41%	2,888	0.61%	2,201	0.53%
Installment and other consumer	223	0.33%	363	0.54%	220	0.33%	352	0.48%	425	0.65%
Consumer construction	—	—%	—	—%	—	—%	—	—%	—	—%
Loans held for sale	—	—%	—	—%	—	—%	143	—%	—	—%
Total Loans	$12,805	0.22%	$11,922	0.21%	$9,454	0.16%	$24,626	0.43%	$—	0.15%
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
Loans past due 90 days or more increased $22.1 million compared to December 31, 2017 and represented 0.77 percent of total loans at December 31, 2018. The increase related mainly to new loans in the fourth quarter of 2018 including an $11.5 construction loan, a $7.7 million CRE loan and a $4.4 million C&I loan. Loans past due by 30 to 89 days increased $0.9 million and represented 0.22 percent of total loans at December 31, 2018.
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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following summarizes our loan charge-off experience for each of the five years presented below:

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
ALL Balance at Beginning of Year:	$56,390	$52,775	$48,147	$47,911	$46,255
Charge-offs:
Commercial real estate	(372)	(2,304)	(3,114)	(2,787)	(2,041)
Commercial and industrial	(8,574)	(4,709)	(6,810)	(5,463)	(1,267)
Commercial construction	(2,630)	(2,571)	(1,877)	(3,321)	(712)
Consumer real estate	(1,319)	(2,274)	(1,657)	(2,167)	(1,200)
Other consumer	(1,694)	(1,638)	(2,103)	(1,528)	(1,133)
Total	(14,589)	(13,496)	(15,561)	(15,266)	(6,353)
Recoveries:
Commercial real estate	309	810	692	3,545	1,798
Commercial and industrial	1,723	654	722	605	3,647
Commercial construction	1,135	851	21	143	146
Consumer real estate	541	342	433	495	350
Other consumer	492	571	356	326	353
Total	4,200	3,228	2,224	5,114	6,294
Net Charge-offs	(10,389)	(10,268)	(13,337)	(10,152)	(59)
Provision for loan losses	14,995	13,883	17,965	10,388	1,715
ALL Balance at End of Year:	$60,996	$56,390	$52,775	$48,147	$47,911
Net loan charge-offs for 2018 were $10.4 million, or 0.18 percent of average loans, compared to $10.3 million, or 0.18 percent of average loans for 2017. Net loan charge-offs in 2018 were significantly impacted by a $5.2 million loan charge-off in the second quarter of 2018 for a commercial C&I customer arising from a participation loan agreement with a lead bank and other participating banks. The loss resulted from fraudulent activities believed to be perpetrated by one or more executives employed by the borrower and its related entities. During the fourth quarter of 2018, we had an increase in nonperforming loans with an $11.5 construction loan, a $7.7 million CRE loan and a $4.4 million C&I loan. The construction nonperforming loan resulted in a $2.4 million loan charge-off and the CRE loan had a $1.3 million specific reserve for the fourth quarter ended December 31, 2018. Net loan charge-offs for 2017 of $10.3 million included $8.4 million of acquired loan charge-offs and $2.1 million for two originated C&I relationships.
The following table summarizes net charge-offs as a percentage of average loans for the years presented

	2018	2017	2016	2015	2014
Commercial real estate	—%	0.06%	0.10%	(0.04)%	0.01%
Commercial and industrial	0.48%	0.28%	0.45%	0.40%	(0.26)%
Commercial construction	0.48%	0.40%	0.46%	0.96%	0.32%
Consumer real estate	0.07%	0.16%	0.11%	0.17%	0.09%
Other consumer	1.79%	1.54%	2.69%	1.37%	1.19%
Net charge-offs to average loans outstanding	0.18%	0.18%	0.25%	0.22%	—%
Allowance for loan losses as a percentage of total portfolio loans	1.03%	0.98%	0.94%	0.96%	1.24%
Allowance for loan losses to total nonperforming loans	132%	236%	124%	136%	385%
Provision for loan losses as a percentage of net loan charge-offs	144%	135%	135%	102%	NM
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
The following is the ALL balance by portfolio segment as of December 31:

	2018		2017		2016		2015		2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial real estate	$33,707	55%	$27,235	48%	$19,976	38%	$15,043	31%	$20,164	42%
Commercial and industrial	11,596	19%	8,966	16%	10,810	20%	10,853	23%	13,668	28%
Commercial construction	7,983	13%	13,167	23%	13,999	26%	12,625	26%	6,093	13%
Consumer real estate	6,187	10%	5,479	10%	6,095	12%	8,400	17%	6,333	13%
Other consumer	1,523	3%	1,543	3%	1,895	4%	1,226	3%	1,653	4%
Total	$60,996	100%	$56,390	100%	$52,775	100%	$48,147	100%	$47,911	100%
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
The following table summarizes the ALL balance as of December 31:

(dollars in thousands)	2018	2017	2016	2015	2014
Collectively Evaluated for Impairment	$59,233	$56,313	$51,977	$48,110	$47,857
Individually Evaluated for Impairment	1,763	77	798	37	54
Total Allowance for Loan Losses	$60,996	$56,390	$52,775	$48,147	$47,911

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The ALL was $61.0 million, or 1.03 percent of total portfolio loans, at December 31, 2018, compared to $56.4 million, or 0.98 percent of total portfolio loans, at December 31, 2017. The increase in the ALL of $4.6 million was primarily due to a $2.9 million increase in the reserve for loans collectively evaluated for impairment and an increase of $1.7 million in specific reserves for loans individually evaluated for impairment at December 31, 2018 compared to December 31, 2017. The increase in loans collectively evaluated for impairment was due to loan downgrades during 2018. Commercial special mention and substandard loans increased $67.7 million to $268.5 million compared to $200.8 million at December 31, 2017, with an increase of $110.5 million in substandard offset by a decrease of $42.8 million in special mention. The increase in substandard loans from December 31, 2017 was mainly due to the receipt of updated financial information from our borrowers that resulted in the loans being downgraded. The increase in specific reserves related to a $1.3 million reserve established for a CRE loan. Impaired loans increased $22.7 million from December 31, 2017 due to three large commercial nonperforming, impaired loans totaling $23.6 million. As of December 31, 2018, we had $49.5 million of impaired loans compared to $26.8 million at December 31, 2017.
Federal Home Loan Bank and Other Restricted Stock
At December 31, 2018 and 2017, we held FHLB of Pittsburgh stock of $28.6 million and $28.4 million. This investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Pittsburgh. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon on the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value. We reviewed and evaluated the FHLB capital stock for OTTI at December 31, 2018. The FHLB reported improved earnings throughout 2018 and 2017 and continues to exceed all capital ratios required. Additionally, we considered that the FHLB has been paying dividends and actively redeeming stock throughout 2018 and 2017. Accordingly, we believe sufficient evidence exists to conclude that no OTTI exists at December 31, 2018.
Atlantic Community Bankers’ Bank, or ACBB, stock is carried at cost and evaluated for impairment based on the ultimate recoverability of the carrying value. We do not currently use their membership products and services. We acquired ACBB stock through various mergers of banks that were ACBB members. ACBB stock is evaluated for OTTI on a quarterly basis.

Deposits
The following table presents the composition of deposits at December 31:

(dollars in thousands)	2018	2017	$ Change
Customer deposits
Noninterest-bearing demand	$1,421,156	$1,387,712	$33,444
Interest-bearing demand	567,492	599,986	(32,494)
Money market	1,178,212	880,330	297,882
Savings	784,970	893,119	(108,149)
Certificates of deposit	1,261,704	1,286,988	(25,284)
Total customer deposits	5,213,533	5,048,135	165,399
Brokered deposits
Interest-bearing demand	6,201	3,155	3,046
Money market	303,854	265,826	38,028
Certificates of deposit	150,334	110,775	39,559
Total brokered deposits	$460,389	$379,756	$80,633
Total Deposits	$5,673,922	$5,427,891	$246,032

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits at December 31, 2018 increased $246.0 million, or 4.5 percent, from December 31, 2017. Total customer deposits increased $165.4 million from December 31, 2017. Noninterest-bearing demand deposits increased $33.4 million and money market increased $297.9 million. The increase in money market deposits is related to a competitively-priced, indexed product. These increases were offset by declines in interest-bearing demand deposits of $32.5 million, savings deposits of $108.1 million, and certificates of deposits of $25.3 million. These decreases were a mainly a result of migration into the indexed money market product. Total brokered deposits increased $80.6 million from December 31, 2017. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
The daily average balance of deposits and rates paid on deposits are summarized in the following table for the years ended December 31:

	2018		2017		2016
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$1,376,329		$1,310,814		$1,232,633
Interest-bearing demand	565,273	0.31%	630,418	0.21%	638,461	0.16%
Money market	1,040,214	1.24%	710,149	0.65%	506,440	0.38%
Savings	836,747	0.21%	988,504	0.21%	1,039,664	0.19%
Certificates of deposit	1,202,781	1.37%	1,327,001	0.97%	1,351,413	0.94%
Brokered deposits	390,360	2.05%	404,453	1.10%	362,576	0.56%
Total	$5,411,704	0.76%	$5,371,339	0.47%	$5,131,187	0.38%
CDs of $100,000 and over and $250,000 and over accounted for 10.6 percent and 4.7 percent of total deposits at December 31, 2018 and 10.8 percent and 4.2 percent of total deposits at December 31, 2017 and primarily represent deposit relationships with local customers in our market area.
Maturities of CDs of $100,000 or more outstanding at December 31, 2018 are summarized as follows:

(dollars in thousands)	2018
Three months or less	$147,192
Over three through six months	99,199
Over six through twelve months	116,575
Over twelve months	212,263
Total	$575,229
Borrowings
The following table represents the composition of borrowings for the years ended December 31:

(dollars in thousands)	2018	2017	$ Change
Securities sold under repurchase agreements, retail	$18,383	$50,161	$(31,778)
Short-term borrowings	470,000	540,000	(70,000)
Long-term borrowings	70,314	47,301	23,013
Junior subordinated debt securities	45,619	45,619	—
Total Borrowings	$604,316	$683,081	$(78,765)
Borrowings are an additional source of funding for us. Securities sold under repurchase agreements are repurchase agreements with our retail customers. Securities pledged as collateral under these arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. Short-term borrowings are comprised of FHLB advances with terms of one year and under. Long-term borrowings are for terms greater than one year and consist primarily of FHLB advances. FHLB advances are for various terms and are secured by a blanket lien on eligible real estate secured loans.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Information pertaining to short-term borrowings is summarized in the tables below:

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	2018	2017	2016
Balance at December 31	$18,383	$50,161	$50,832
Average balance during the year	45,992	46,662	51,021
Average interest rate during the year	0.48%	0.12%	0.01%
Maximum month-end balance during the year	$54,579	$53,609	$68,216
Average interest rate at December 31	0.46%	0.39%	0.01%

	Short-Term Borrowings
(dollars in thousands)	2018	2017	2016
Balance at December 31	$470,000	$540,000	$660,000
Average balance during the year	525,172	644,864	414,426
Average interest rate during the year	2.11%	1.15%	0.65%
Maximum month-end balance during the year	$690,000	$734,600	$660,000
Average interest rate at December 31	2.65%	1.47%	0.76%
Information pertaining to long-term borrowings is summarized in the tables below:

	Long-Term Borrowings
(dollars in thousands)	2018	2017	2016
Balance at December 31	$70,314	$47,301	$14,713
Average balance during the year	47,986	18,057	50,256
Average interest rate during the year	2.35%	2.57%	1.33%
Maximum month-end balance during the year	$70,314	$47,505	$116,852
Average interest rate at December 31	2.84%	1.88%	2.91%

	Junior Subordinated Debt Securities
(dollars in thousands)	2018	2017	2016
Balance at December 31	$45,619	$45,619	$45,619
Average balance during the year	45,619	45,619	45,619
Average interest rate during the year	4.60%	3.65%	3.14%
Maximum month-end balance during the year	$45,619	$45,619	$45,619
Average interest rate at December 31	5.25%	3.78%	3.42%
At December 31, 2018, long-term borrowings increased $23.0 million compared to December 31, 2017 due to a $25.0 million, two year, fixed rate FHLB advance booked in December 2018. Short-term borrowings decreased $70.0 million as compared to December 31, 2017 primarily due to reduced funding needs. At December 31, 2018, our long-term borrowings outstanding of $70.3 million included $32.2 million that were at a fixed rate and $38.1 million at a variable rate.
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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Wealth Management Assets
As of December 31, 2018, the fair value of the S&T Bank Wealth Management assets under administration, which are not accounted for as part of our assets, decreased to $1.8 billion from $2.0 billion as of December 31, 2017. Assets under administration consisted of $0.9 billion in S&T Trust, $0.6 billion in S&T Financial Services and $0.3 billion in Stewart Capital Advisors.
Capital Resources
Shareholders’ equity increased $51.8 million, or 5.9 percent, to $935.8 million at December 31, 2018 compared to $884.0 million at December 31, 2017. The increase was primarily due to net income of $105.3 million offset partially by dividends of $34.5 million and share repurchases of $12.3 million.
We continue to maintain our capital position with a leverage ratio of 10.05 percent as compared to the regulatory guideline of 5.00 percent to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 11.38 percent compared to the regulatory guideline of 6.50 percent to be well-capitalized. Our risk-based Tier 1 and Total capital ratios were 11.72 percent and 13.21 percent, which places us above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00 percent and 10.00 percent, respectively. We believe that we have the ability to raise additional capital, if necessary.
In July 2013 the federal banking agencies issued a final rule to implement Basel III (which were agreements reached in July 2010 by the international oversight body of the Basel Committee on Banking Supervision to require more and higher-quality capital) and the minimum leverage and risk-based capital requirements of the Dodd-Frank Act. The final rule established a comprehensive capital framework, and went into effect on January 1, 2015 for smaller banking organizations such as S&T and S&T Bank. The rule also requires a banking organization to maintain a capital conservation buffer composed of common equity Tier 1 capital in an amount greater than 2.50 percent of total risk-weighted assets beginning in 2019. The capital conservation buffer is scheduled to phase in over several years. The capital conservation buffer was 0.25 percent in 2016, 0.50 percent in 2017, 0.75 percent in 2018, and will increase to 1.00 percent in 2019 and beyond. As a result, starting in 2019, a banking organization must maintain a common equity tier 1 risk-based capital ratio greater than 7.00 percent, a tier 1 risk-based capital ratio greater than 8.50 percent, and a total risk-based capital ratio greater than 10.50 percent; otherwise, it will be subject to restrictions on capital distributions and discretionary bonus payments. By 2019, when the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the regulatory capital ratios required for an insured depository institution to be well-capitalized under the FDIC's prompt corrective action framework.
Federal regulators periodically propose amendments to the regulatory capital rules and the related regulatory framework and consider changes to the capital standards that could significantly increase the amount of capital needed to meet applicable standards. The timing of adoption, ultimate form and effect of any such proposed amendments cannot be predicted.
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of December 31, 2018, we had not issued any securities pursuant to the shelf registration statement.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payments. We have various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents as of December 31, 2018, significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due In
(dollars in thousands)	2018	2019-2020	2021-2022	Later Years	Total
Deposits without a stated maturity(1)	$4,261,884	$—	$—	$—	$4,261,884
Certificates of deposit(1)	877,457	460,307	68,868	5,406	1,412,038
Securities sold under repurchase agreements(1)	18,383	—	—	—	18,383
Short-term borrowings(1)	470,000	—	—	—	470,000
Long-term borrowings(1)	37,529	28,098	980	3,707	70,314
Junior subordinated debt securities(1)	—	—	—	45,619	45,619
Operating and capital leases	3,499	7,174	7,427	54,293	72,393
Purchase obligations	16,221	34,059	36,346	—	86,626
Total	$5,684,973	$529,638	$113,621	$109,025	$6,437,257
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
The following table sets forth the commitments and letters of credit as of December 31:

(dollars in thousands)	2018	2017
Commitments to extend credit	$1,464,892	$1,420,428
Standby letters of credit	77,134	80,918
Total	$1,542,026	$1,501,346
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
Our allowance for unfunded commitments is determined using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for unfunded commitments through a charge to current earnings in noninterest expense. The balance in the allowance for unfunded commitments decreased $0.1 million to $2.1 million at December 31, 2018 compared to $2.2 million at December 31, 2017.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity
Liquidity is defined as a financial institution’s ability to meet its cash and collateral obligations at a reasonable cost. This includes the ability to satisfy the financial needs of depositors who want to withdraw funds or of borrowers needing to access funds to meet their credit needs. In order to manage liquidity risk our Board of Directors has delegated authority to the ALCO for formulation, implementation and oversight of liquidity risk management for S&T. The ALCO’s goal is to maintain adequate levels of liquidity at a reasonable cost to meet funding needs in both a normal operating environment and for potential liquidity stress events. The ALCO monitors and manages liquidity through various ratios, reviewing cash flow projections, performing stress tests, and having a detailed contingency funding plan. The ALCO policy guidelines define graduated risk tolerance levels. If our liquidity position moves to a level that has been defined as high risk, specific actions are required, such as increased monitoring or the development of an action plan to reduce the risk position.
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
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate, and high. At December 31, 2018, we had $529 million in highly liquid assets, which consisted of $82.6 million in interest-bearing deposits with banks, $444 million in unpledged securities, and $2.4 million in loans held for sale. This resulted in a highly liquid assets to total assets ratio of 7.3 percent at December 31, 2018. Also, at December 31, 2018, we had a remaining borrowing availability of $1.8 billion with the FHLB of Pittsburgh. Refer to Note 15 Short-term Borrowings and Note 16 Long-Term Borrowings and Subordinated Debt to the Consolidated Financial Statements included in Part II, Item 8, of this Report, and the Borrowings section of this MD&A, for more details.
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
Rate shock analyses results are compared to a base case to provide an estimate of the impact that market rate changes may have on 12 and 24 months of pretax net interest income. The base case and rate shock analyses are performed on a static balance sheet. A static balance sheet is a no growth balance sheet in which all maturing and/or repricing cash flows are reinvested in the same product at the existing product spread. Rate shock analyses assume an immediate parallel shift in market interest rates and also include management assumptions regarding the impact of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market and savings) and changes in the prepayment behavior of loans and securities with optionality. S&T policy guidelines limit the change in pretax net interest income over a 12 and 24 month horizons using rate shocks in increments of +/- 100 basis points. Policy guidelines define the percentage change in pretax net interest income by graduated risk tolerance levels of minimal, moderate, and high. Throughout the extended low interest rate environment, we suspended the analysis on downward rate shocks of 300 basis points or more. We believed that the impact to net interest income when evaluating these scenarios did not provide meaningful insight into our interest rate risk position. We reinstated the -200 rate shock in September 2018 because interest rates increased enough for the scenario to become meaningful.
In order to monitor interest rate risk beyond the 24 month time horizon of rate shocks on pretax net interest income, we also perform EVE analyses. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. EVE change results are compared to a base case to determine the impact that market rate changes may have on our EVE. As with rate shock analyses on pretax net interest income, EVE analyses incorporate management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and the behavior and value of non-maturity deposit products. S&T policy guidelines limit the change in EVE using rate shocks in increments of +/- 100 basis points. Policy guidelines define the percent change in EVE by graduated risk tolerance levels of minimal, moderate, and high. Similar to the rate shock analyses, the downward rate shocks of 300 basis points or more had been suspended due to the low interest rate environment, however, we also reinstated the -200 rate shock for EVE in September 2018.
The table below reflects the rate shock analyses results for the 1 - 12 and 13 - 24 month periods of pretax net interest income and EVE. All results are in the minimal risk tolerance level.

	December 31, 2018			December 31, 2017
	1 - 12 Months	13 - 24 Months		1 - 12 Months	13 - 24 Months
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income	% Change in EVE	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income	% Change in EVE
400	8.3%	11.6%	(10.0)%	5.5%	12.4%	(9.2)%
300	6.1	8.5	(4.6)	4.2	9.3	(3.6)
200	4.0	5.6	(0.6)	2.4	5.9	0.3
100	2.2	3.1	1.4	1.3	3.2	1.9
(100)	(3.8)	(5.4)	(7.5)	(3.6)	(6.5)	(8.0)
(200)	(7.8)	(11.2)	(16.8)	NA	NA	NA
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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

Our rate shock analyses show an improvement in the percentage change in pretax net interest income in the rates up scenarios in months 1 - 12 and a decline in the rates down scenarios when comparing December 31, 2018 to December 31, 2017. In months 13 - 24, the percentage change in pretax net interest income declined in the rates up scenarios and improved in the rates down scenarios when comparing December 31, 2018 and December 31, 2017. These changes are mostly due to model enhancements. All rate shock analyses for both the 1 - 12 and 13 - 24 month periods continue to remain within minimal risk tolerance levels.
Our EVE analyses show a decline in the percentage change in EVE in the rates up scenarios and an improvement in the rates down scenario when comparing December 31, 2018 to December 31, 2017. The changes are mainly a result of deposit valuation enhancements and the change in value of our core deposits.
In addition to rate shocks and EVE analyses, we perform a market risk stress test at least annually. The market risk stress test includes sensitivity analyses and simulations. Sensitivity analyses are performed to help us identify which model assumptions cause the greatest impact on pretax net interest income. Sensitivity analyses may include changing prepayment behavior of loans and securities with optionality and the impact of interest rate changes on non-maturity deposit products. Simulation analyses may include the potential impact of rate changes other than the policy guidelines, yield curve shape changes, significant balance mix changes, and various growth scenarios. For example, simulations indicate that an increase in rates, particularly if the yield curve steepens, will most likely result in an improvement in pretax net interest income. We realize that some of the benefit reflected in our scenarios may be offset by a change in the competitive environment and a change in product preference by our customers.
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
S&T Bancorp, Inc. and Subsidiaries

	December 31,
(in thousands, except share and per share data)	2018	2017
ASSETS
Cash and due from banks, including interest-bearing deposits of $82,740 and $61,965 at December 31, 2018 and 2017	$155,489	$117,152
Securities, at fair value	684,872	698,291
Loans held for sale	2,371	4,485
Portfolio loans, net of unearned income	5,946,648	5,761,449
Allowance for loan losses	(60,996)	(56,390)
Portfolio loans, net	5,885,652	5,705,059
Bank owned life insurance	73,900	72,150
Premises and equipment, net	41,730	42,702
Federal Home Loan Bank and other restricted stock, at cost	29,435	29,270
Goodwill	287,446	291,670
Other intangible assets, net	2,601	3,677
Other assets	88,725	95,799
Total Assets	$7,252,221	$7,060,255
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,421,156	$1,387,712
Interest-bearing demand	573,693	603,141
Money market	1,482,065	1,146,156
Savings	784,970	893,119
Certificates of deposit	1,412,038	1,397,763
Total Deposits	5,673,922	5,427,891
Securities sold under repurchase agreements	18,383	50,161
Short-term borrowings	470,000	540,000
Long-term borrowings	70,314	47,301
Junior subordinated debt securities	45,619	45,619
Other liabilities	38,222	65,252
Total Liabilities	6,316,460	6,176,224
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—36,130,480 shares at December 31, 2018 and December 31, 2017 Outstanding—34,683,874 shares at December 31, 2018 and 34,971,929 shares at December 31, 2017	90,326	90,326
Additional paid-in capital	210,345	216,106
Retained earnings	701,819	628,107
Accumulated other comprehensive loss	(23,107)	(18,427)
Treasury stock (1,446,606 shares at December 31, 2018 and 1,158,551 shares at December 31, 2017, at cost)	(43,622)	(32,081)
Total Shareholders’ Equity	935,761	884,031
Total Liabilities and Shareholders’ Equity	$7,252,221	$7,060,255
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF NET INCOME
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands, except per share data)	2018	2017	2016
INTEREST INCOME
Loans, including fees	$269,811	$243,315	$212,301
Investment Securities:
Taxable	14,342	11,947	10,340
Tax-exempt	3,449	3,615	3,658
Dividends	2,224	1,765	1,475
Total Interest Income	289,826	260,642	227,774
INTEREST EXPENSE
Deposits	40,856	25,330	19,692
Borrowings and junior subordinated debt securities	14,532	9,579	4,823
Total Interest Expense	55,388	34,909	24,515
NET INTEREST INCOME	234,438	225,733	203,259
Provision for loan losses	14,995	13,883	17,965
Net Interest Income After Provision for Loan Losses	219,443	211,850	185,294
NONINTEREST INCOME
Net gain on sale of securities	—	3,000	—
Service charges on deposit accounts	13,096	12,458	12,512
Debit and credit card	12,679	12,029	11,943
Wealth management	10,084	9,758	10,456
Insurance	505	5,371	5,204
Mortgage banking	2,762	2,915	2,879
Gain on sale of credit card portfolio	—	—	2,066
Gain on sale of a majority interest of insurance business	1,873	—	—
Other	8,182	9,931	9,575
Total Noninterest Income	49,181	55,462	54,635
NONINTEREST EXPENSE
Salaries and employee benefits	76,108	80,776	77,325
Net occupancy	11,097	10,994	11,057
Data processing and information technology	10,633	8,801	8,837
Furniture, equipment and software	8,083	7,946	7,290
FDIC insurance	3,238	4,543	3,984
Other taxes	6,183	4,509	4,050
Professional services and legal	4,132	4,096	3,466
Marketing	4,192	3,659	3,713
Other	21,779	22,583	23,510
Total Noninterest Expense	145,445	147,907	143,232
Income Before Taxes	123,179	119,405	96,697
Provision for income taxes	17,845	46,437	25,305
Net Income	$105,334	$72,968	$71,392
Earnings per common share—basic	$3.03	$2.10	$2.06
Earnings per common share—diluted	$3.01	$2.09	$2.05
Dividends declared per common share	$0.99	$0.82	$0.77
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands)	2018	2017	2016
Net Income	$105,334	$72,968	$71,392
Other Comprehensive (Loss) Income, Before Tax:
Net change in unrealized (losses) gains on bond securities (1)	(6,794)	(1,275)	(2,899)
Net (gains) losses on bonds and equity securities available-for-sale reclassified into net income (2)	—	(3,000)	—
Adjustment to funded status of employee benefit plans	6,297	(1,992)	6,974
Other Comprehensive (Loss) Income, Before Tax	(497)	(6,267)	4,075
Income tax benefit (expense) related to items of other comprehensive income	106	1,624	(1,402)
Other Comprehensive (Loss) Income, After Tax	(391)	(4,643)	2,673
Comprehensive Income	$104,943	$68,325	$74,065
(1) Due to the adoption of ASU No. 2016-01, net unrealized gains on marketable equity securities were reclassified from accumulated other comprehensive income to retained earnings during the three months ended March 31, 2018. The prior period data was not restated; as such, the change in unrealized gains on marketable securities is combined with the change in net unrealized gains on debt securities for the prior periods ended December 31, 2017 and 2016.
(2) Reclassification adjustments are comprised of realized security gains or losses. The realized gains or losses have been reclassified out of accumulated other comprehensive income/(loss) and have affected certain lines in the Consolidated Statements of Net Income as follows: the pre-tax amount is included in securities gains/losses-net, the tax expense amount is included in the provision for income taxes and the net of tax amount is included in net income.
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
S&T Bancorp, Inc. and Subsidiaries

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2016	$90,326	$210,545	$544,228	$(16,457)	$(36,405)	$792,237
Net income for 2016			71,392			71,392
Other comprehensive income (loss), net of tax				2,673		2,673
Cash dividends declared ($0.77 per share)			(26,784)			(26,784)
Treasury stock issued (102,649 shares, net)			(2,945)		2,830	(115)
Recognition of restricted stock compensation expense		2,544				2,544
Tax benefit from stock-based compensation		9				9
Balance at December 31, 2016	$90,326	$213,098	$585,891	$(13,784)	$(33,575)	$841,956
Net income for 2017			72,968			72,968
Other comprehensive income (loss), net of tax				(4,643)		(4,643)
Cash dividends declared ($0.82 share)			(28,569)			(28,569)
Treasury stock issued (58,906 shares, net)			(2,183)		1,494	(689)
Recognition of restricted stock compensation expense		3,008				3,008
Balance at December 31, 2017	$90,326	$216,106	$628,107	$(18,427)	$(32,081)	$884,031
Net income for 2018			105,334			105,334
Other comprehensive income (loss), net of tax				(391)		(391)
Reclassification of certain tax effects from accumulated other comprehensive income(1)			3,427	(3,427)		—
Reclassification of net unrealized gains on equity securities(2)			862	(862)		—
Repurchase S&T Bank Warrant		(7,652)				(7,652)
Cash dividends declared ($0.99 per share)			(34,539)			(34,539)
Treasury stock repurchased (321,731 shares)					(12,256)	(12,256)
Treasury stock issued (33,676 shares, net)			(1,372)		715	(657)
Recognition of restricted stock compensation expense		1,891				1,891
Balance at December 31, 2018	$90,326	$210,345	$701,819	$(23,107)	$(43,622)	$935,761
(1)Reclassification of tax effects due to the adoption of ASU No. 2018-02, relating to $(3,660) relates to funded status of pension and $233 relates to net unrealized gains on available-for-sale securities.
(2)Reclassification due to the adoption of ASU No. 2016-01, related to changes in fair value for equity securities reclassified out of accumulated other comprehensive income.
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands)	2018	2017	2016
OPERATING ACTIVITIES
Net Income	$105,334	$72,968	$71,392
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,995	13,883	17,965
(Recovery) provision for unfunded loan commitments	(54)	(410)	65
Net depreciation, amortization and accretion	4,599	2,498	3,628
Net amortization of discounts and premiums on securities	3,180	4,003	3,829
Stock-based compensation expense	1,891	3,008	2,544
Gain on sale of securities	—	(3,000)	—
Gain on sale of bank branch	—	(1,042)	—
Net gain on sale of credit card portfolio	—	—	(2,066)
Pension plan curtailment gain	—	—	(1,017)
Mortgage loans originated for sale	(90,142)	(93,382)	(106,020)
Proceeds from the sale of loans	93,793	93,991	108,209
Deferred income taxes	3,509	13,832	536
(Gain) loss on sale of fixed assets	(81)	128	—
Gain on the sale of mortgage loans, net	(1,537)	(1,551)	(1,621)
Gain on the sale of majority interest of insurance business	(1,873)	—	—
Pension contribution	(20,420)	—	—
Net increase in interest receivable	(1,635)	(2,714)	(2,409)
Net increase in interest payable	2,353	1,349	1,715
Net decrease in other assets	9,948	5,634	4,668
Net increase (decrease) in other liabilities	4,157	5,041	(4,613)
Net Cash Provided by Operating Activities	128,017	114,236	96,805
INVESTING ACTIVITIES
Proceeds from maturities, prepayments and calls of securities	89,833	80,956	74,110
Proceeds from sales of securities	—	65,801	—
Purchases of securities	(92,597)	(156,839)	(113,362)
Net (purchases) sales of Federal Home Loan Bank stock	(165)	2,547	(8,784)
Net increase in loans	(207,233)	(211,766)	(599,341)
Proceeds from the sale of loans not originated for resale	7,695	6,754	9,208
Purchases of premises and equipment	(4,172)	(4,694)	(3,560)
Proceeds from the sale of premises and equipment	135	422	57
Proceeds from sale of bank branch, net of cash and cash equivalents	—	4,404	—
Proceeds from the sale of credit card portfolio	—	—	25,019
Proceeds from the sale of majority interest of insurance business	4,540	—	—
Net Cash Used in Investing Activities	(201,964)	(212,415)	(616,653)
FINANCING ACTIVITIES
Net increase in core deposits	231,756	166,054	378,323
Net increase in certificates of deposit	14,397	27,132	18,095
Net (decrease) increase in short-term borrowings	(70,000)	(120,000)	304,000
Net decrease in securities sold under repurchase agreements	(31,778)	(671)	(11,254)
Proceeds from long-term borrowings	25,000	35,000	—
Repayments of long-term borrowings	(1,987)	(2,412)	(102,330)
Treasury shares issued-net	(657)	(689)	(115)
Repurchase common stock	(12,256)	—	—
Cash dividends paid to common shareholders	(34,539)	(28,569)	(26,784)
Repurchase warrant	(7,652)	—	—
Net Cash Provided by Financing Activities	112,284	75,845	559,935
Net increase (decrease) in cash and cash equivalents	38,337	(22,334)	40,087
Cash and cash equivalents at beginning of year	117,152	139,486	99,399
Cash and Cash Equivalents at End of Year	$155,489	$117,152	$139,486

CONSOLIDATED STATEMENTS OF CASH FLOWS
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands)	2018	2017	2016
Supplemental Disclosures
Transfers to other real estate owned and other repossessed assets	$870	$2,238	$1,039
Interest paid	$53,035	$33,591	$22,800
Income taxes paid, net of refunds	$15,728	$33,814	$26,743
Loans transferred to held for sale	$—	$—	$250
Loans transferred to portfolio from held for sale	$7,695	$250	$7,933
Transfer retained assets from sale to investment in insurance company partnership	$1,917	$—	$—
Decrease in cash and cash equivalents from sale of bank branch	$—	$154	$—
Investment commitment payable for an available for sale security	$—	$5,884	$—
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
On January 1, 2018, we sold a 70 percent majority interest in the assets of our wholly-owned subsidiary S&T Evergreen Insurance, LLC. We transferred our remaining 30 percent ownership interest in the net assets of S&T Evergreen Insurance, LLC to a new entity for a 30 percent ownership interest in a new insurance entity (see Note 26: Sale of a Majority Interest of Insurance Business). We use the equity method of accounting to recognize our partial ownership interest in the new entity.
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
Fair Value Measurements
We use fair value measurements when recording and disclosing certain financial assets and liabilities. Debt securities, equity securities and derivative financial instruments are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held for sale, impaired loans, other real estate owned, or OREO, and other repossessed assets, mortgage servicing rights, or MSRs, and certain other assets.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Recurring Basis
Debt Securities Available-for-Sale
We obtain fair values for debt securities from a third-party pricing service which utilizes several sources for valuing fixed-income securities. We validate prices received from our pricing service through comparison to a secondary pricing service and broker quotes. We review the methodologies of the pricing service which provide us with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of our debt securities. The market valuation sources for debt securities include observable inputs rather than significant unobservable inputs and are classified as Level 2. The service provider utilizes pricing models that vary by asset class and include available trade, bid and other market information. Generally, the methodologies include broker quotes, proprietary models, vast descriptive terms and condition databases, and extensive quality control programs.
Equity Securities
Marketable equity securities that have an active, quotable market are classified as Level 1. Marketable equity securities that are quotable, but are thinly traded or inactive, are classified as Level 2. Marketable equity securities that are not readily traded and do not have a quotable market are classified as Level 3.
Rabbi Trust Assets
We use quoted market prices to determine the fair value of our equity security assets. These securities are reported at fair value with the gains and losses included in noninterest income in our Consolidated Statements of Net Income. These assets are held in a Rabbi Trust under a deferred compensation plan and are invested in readily quoted mutual funds. Accordingly, these assets are classified as Level 1. Rabbi Trust assets are reported in other assets in the Consolidated Balance Sheets.
Derivative Financial Instruments
We use derivative instruments, including interest rate swaps for commercial loans with our customers, interest rate lock commitments and the sale of mortgage loans in the secondary market. We calculate the fair value for derivatives using accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. Each valuation considers the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, such as interest rate curves and implied volatilities. Accordingly, derivatives are classified as Level 2. We incorporate credit valuation adjustments into the valuation models to appropriately reflect both our own nonperformance risk and the respective counterparties’ nonperformance risk in calculating fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements and collateral postings.

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
Mortgage Servicing Rights
The fair value of MSRs is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. The valuation model includes significant unobservable inputs; therefore, MSRs are classified as Level 3. MSRs are reported in other assets in the Consolidated Balance Sheets and are amortized into noninterest income in the Consolidated Statements of Net Income.
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
Securities
We determine the appropriate classification of securities at the time of purchase. Debt securities are classified as available-for-sale with the intent to hold for an indefinite period of time, but may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Debt securities are carried at fair value with net unrealized gains and losses deemed to be temporary and reported as a component of other comprehensive loss, net of tax. On January 1, 2018, we adopted the new accounting standard for financial instruments, which requires equity securities to be measured at fair value with net unrealized gains and losses recognized in noninterest income on the Consolidated Statements of Net Income. As a result of the adoption of this guidance $0.9 million was reclassified from accumulated other comprehensive income, or AOCI, to retained earnings. Realized gains and losses on the sale of debt securities available-for-sale and other-than-temporary impairment, or OTTI, charges are recorded within noninterest income in the Consolidated Statements of Net Income. Realized gains and losses on the sale of these securities are determined using the specific-identification method. Bond premiums are amortized to the call date and bond discounts are accreted to the maturity date, both on a level yield basis.
Our policy for OTTI within the debt securities portfolio is based upon a number of factors, including but not limited to, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the best estimate of the impairment charge representing credit losses, the likelihood of the security’s ability to recover any decline in its estimated fair value and whether management intends to sell the security or if it is more likely than not that management will be required to sell the investment security prior to the security’s recovery of any decline in its estimated fair value. If the impairment is considered other-than-temporary based on management’s review, the impairment must be separated into credit and non-credit components. The credit component is recognized in the Consolidated Statements of Net Income and the non-credit component is recognized in other comprehensive loss, net of applicable taxes.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Allowance for Loan Losses
The ALL reflects our estimates of probable credit losses inherent within the loan portfolio as of the balance sheet date, and it is presented as a reserve against loans in the Consolidated Balance Sheets. Determination of an appropriate ALL is inherently subjective and may be subject to significant changes from period to period. The methodology for determining the ALL has two main components: evaluation and impairment tests of individual loans and evaluation and impairment tests of certain groups of homogeneous loans with similar risk characteristics.
Loans are considered to be impaired when based upon current information and events it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan agreement. We individually evaluate all substandard and nonaccrual commercial loans greater than $0.5 million for impairment. A TDR will be reported as an impaired loan for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is expected that the remaining principal and interest will be fully collected according to the restructured agreement. For each TDR or other impaired loan, we conduct further analysis to determine the probable loss and assign a specific reserve to the loan if deemed appropriate. Specific reserves are established based on the following three impairment methods: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral less estimated selling costs when the loan is collateral dependent and we expect to liquidate the collateral. Our impairment evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. Collateral values are discounted to consider disposition costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the impaired loan is less than the recorded investment in the loan balance.
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
In conjunction with our annual review of the ALL assumptions, we have updated our analysis of LEPs for our Commercial and Consumer loan portfolio segments using our loan charge-off history. No changes were made to our LEP assumptions in 2018. We estimate the LEP to be 3 years for CRE, 4 years for construction and 1.25 years for C&I. Our analysis resulted in an LEP for Consumer Real Estate of 2.75 years and Other Consumer of 1.25 years.
Another key assumption is the look-back period, or LBP, which represents the historical data period utilized to calculate loss rates. We used 9.25 years for our LBP for all portfolio segments which encompasses our loss experience during the Financial Crisis, and our more recent improved loss experience.
After consideration of the historic loss calculations, management applies qualitative adjustments so that the ALL is reflective of the inherent losses that exist in the loan portfolio at the balance sheet date. Qualitative adjustments are made based upon changes in lending policies and practices, economic conditions, changes in the loan portfolio, changes in lending management, results of internal loan reviews, asset quality trends, collateral values, concentrations of credit risk and other external factors. The evaluation of the various components of the ALL requires considerable judgment in order to estimate inherent loss exposures.
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
Our ALL Committee meets quarterly to verify the overall appropriateness of the ALL. Additionally, on an annual basis, the ALL Committee meets to validate our ALL methodology. This validation includes reviewing the loan segmentation, LEP, LBP and the qualitative framework. As a result of this ongoing monitoring process, we may make changes to our ALL to be responsive to the economic environment.
Although we believe our process for determining the ALL appropriately considers all of the factors that would likely result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual losses are higher than management estimates, additional provisions for loan losses could be required and could adversely affect our earnings or financial position in future periods.
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
FHLB stock is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Pittsburgh. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon on the member's asset value, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the low-cost products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value. Both cash and stock dividends are reported as income in taxable investment securities in the Consolidated Statements of Net Income. FHLB stock is evaluated for OTTI on a quarterly basis.
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
We have three reporting units: Community Bank, Insurance and Wealth Management. Existing goodwill relates to value inherent in the Community Banking reporting unit and that value is dependent upon our ability to provide quality, cost-effective services in the face of competition from other market participants. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of our services. As such, goodwill value is supported ultimately by profitability that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could adversely impact our earnings in future periods.
The carrying value of goodwill is tested annually for impairment each October 1st or more frequently if it is determined that a triggering event has occurred. We first assess qualitatively whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Our qualitative assessment considers such factors as macroeconomic conditions, market conditions specifically related to the banking industry, our overall financial performance and various other factors. If we determine that it is more likely than not that the fair value is less than the carrying amount, we proceed to test for impairment. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of the reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed that could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess. We completed the annual goodwill impairment assessment as required in 2018, 2017 and 2016; the results indicated that the fair value each reporting unit exceeded the carrying value.
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
Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

indicate that their carrying amount may not be recoverable. No such events or changes in circumstances occurred during the years ended December 31, 2018, 2017 and 2016.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Derivatives contain an element of credit risk, the possibility that we will incur a loss because a counterparty, which may be a financial institution or a customer, fails to meet its contractual obligations. All derivative contracts with financial institutions may be executed only with counterparties approved by our Asset and Liability Committee, or ALCO, and derivatives with customers may only be executed with customers within credit exposure limits approved in accordance with our credit policy. Interest rate swaps are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives are recorded in current earnings and included in other noninterest income in the Consolidated Statements of Net Income.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Revenue Recognition - Contracts with Customers
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
Service charges on deposit accounts - We recognize monthly service charges for both commercial and personal banking customers based on account fee schedules. Our performance obligation is generally satisfied and the related revenue recognized at a point in time or over time when the services are provided. Other fees are earned based on specific transactions or customer activity within the customers' deposit accounts. These are earned at the time the transaction or customer activity occurs.
Debit and credit card services - Interchange fees are earned whenever debit and credit cards are processed through third-party card payment networks. ATM fees are based on transactions by our customers' and other customers' use of our ATMs or other ATMs. Debit and credit card revenue is recognized at a point in time when the transaction is settled. Our performance obligation to our customers is generally satisfied and the related revenue is recognized at a point in time when the service is provided. Third-party service contracts include annual volume and marketing incentives which are recognized over a period of twelve months when we meet thresholds as stated in the service contract.
Wealth management services - Wealth management services is primarily comprised of fees earned from the management and administration of trusts, assets under administration, brokerage and other financial advisory services. Generally, wealth management fees are earned over a period of time between monthly and annually, per the related fee schedules. Our performance obligations with our customers are generally satisfied when we provide the services as stated in the customers' agreements. The fees are based on a fixed amount or a scale based on the level of services provided or amount of assets under management.
Other fee revenue - Other fee revenue includes a variety of other traditional banking services such as, electronic banking fees, letters of credit origination fees, wire transfer fees, money orders, treasury checks, checksale fees and transfer fees. Our performance obligations are generally satisfied at a point in time, fee revenue is recognized when the services are provided or the transaction is settled.
Wealth Management Fees
Assets held in a fiduciary capacity by our subsidiary bank, S&T Bank, are not our assets and are therefore not included in our Consolidated Financial Statements. Wealth management fee income is reported in the Consolidated Statements of Net Income on an accrual basis.
Stock-Based Compensation
Stock-based compensation may include stock options and restricted stock which is measured using the fair value method of accounting. The grant date fair value is recognized over the period during which the recipient is required to provide service in exchange for the award. Stock option expense is determined utilizing the Black-Scholes model. Compensation expense for time-based restricted stock is recognized ratably over the period of service, generally the entire vesting period, based on fair value on the grant date. Compensation expense for performance-based restricted stock is recognized ratably over the remaining vesting period once the likelihood of meeting the performance measure is probable, based on the fair value on the grant date. We estimate expected forfeitures when stock-based awards are granted and record compensation expense only for awards that are expected to vest.

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
On January 25, 2016, the Board of Directors approved an amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans effective March 31, 2016. As a result, no additional benefits are earned by participants in those plans based on service or pay after March 31, 2016. The plan was previously closed to new participants effective December 31, 2007.
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
In the fourth quarter 2017, H.R.1, known as the Tax Cuts and Jobs Act, or Tax Act, was signed into law which requires the deferred tax assets and liabilities to be revalued using the 21 percent federal tax rate enacted. The effect was recorded in our fourth quarter tax provision in 2017.
In the first quarter 2018, we elected to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The main objective of this ASU is to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this Update provide guidance on the following eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of BOLI policies, distributions received from equity method investments, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This Update was effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption was permitted, provided that all of the amendments are adopted in the same period. The adoption of this ASU had no material impact to the presentation of activities in our Consolidated Statements of Cash Flows.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Accounting for Financial Instruments - Overall: Classification and Measurement
In January 2016, the FASB issued ASU No. 2016-01, Accounting for Financial Instruments - Overall: Classification and Measurement (Subtopic 825-10). The amendments in this ASU address the following: 1. require equity investments to be measured at fair value with changes in fair value recognized in net income; 2. simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3. eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4. require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5. require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6. require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements; and 7. clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. This ASU was effective for annual and interim periods in fiscal years beginning after December 15, 2017. We adopted ASU No. 2016-01 as of January 1, 2018 and have concluded that the provisions of this ASU did not materially impact our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income. The new guidance resulted in a change in the fair value measurement of our loan portfolio as of March 31, 2018 using an exit price notion (see Note 3: Fair Value Measurements). The new guidance also resulted in a cumulative-effect adjustment of $0.9 million from AOCI to retained earnings at January 1, 2018 for net unrealized gains on our marketable equities portfolio. As a result of the new guidance, we recognized 0.3 million of net unrealized losses during 2018 on our marketable equity securities portfolio in our Consolidated Statements of Comprehensive Income.
Recently Issued Accounting Standards Updates not yet Adopted
Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU apply to entities that are a customer in a hosting arrangement that is a service contract. These amendments relate to accounting for implementation costs (e.g. implementation, setup and other upfront costs.) These amendments require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which costs to capitalize and which costs to expense. These amendments require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This ASU is effective for annual and interim periods beginning after December 15, 2019. Early adoption of the amendments is permitted, including adoption in any interim period. We are evaluating the amendments in this ASU; however, we do not anticipate that these amendments will materially impact our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Leases - Land Easement Practical Expedient for Transition to Topic 842
In January 2018, the FASB issued ASU No. 2018-01, Leases - Land Easement Practical Expedient for Transition to Topic 842. The amendments in this ASU permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that existed or expired before the entity's adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. The amendments in this ASU will have no material impact on our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.

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
Leases - Section A-Amendments to the FASB Accounting Standards Codification, Section B-Conforming Amendments Related to Leases and Section C-Background Information and Basis for Conclusions
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a lease obligation for all leases on the balance sheet. Lessor accounting remains substantially similar to current GAAP. ASU No. 2016-02 supersedes Topic 840, Leases. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU No. 2016-02 mandates a modified retrospective transition method for all entities. Early adoption of this ASU is permitted. We anticipate that this ASU will impact our financial statements as it relates to the recognition of right-of-use assets and lease obligations on our Consolidated Balance Sheets. We have approximately 50 lease agreements for our branch and loan production offices, which are primarily accounted for as operating leases. We have two financing leases both for branch offices. For our financing leases we expect to recognize right-of-use assets and corresponding liabilities of approximately $1.0 million. For our operating leases we expect to recognize right-of-use assets and corresponding lease liabilities of approximately $33.0 million on our Consolidated Balance Sheets in the first quarter of 2019. We anticipate that this ASU will impact total assets and total liabilities presented on our Consolidated Balance Sheets; however, we do not believe that it will materially impact our Consolidated Statements of Comprehensive Loss. Update 2018-11 - Leases (topic 842): Targeted Improvements provided an additional/optional transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We plan to adopt this optional transition method and the cumulative-effect adjustment to our opening retained earnings balance is expected to be immaterial at January 1, 2019 as presented on our Consolidated Balance Sheets and Statements of Shareholders Equity. Update 2018-20 - Leases (topic 842): Narrow-Scope Improvements for Lessors was released to better clarify the treatment of sales taxes and other similar taxes related to Lessor and Lessees costs and payments. The amendments in this update permit lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Instead, those

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

lessors will account for those costs as if they are lessee costs. Also, certain lessor costs require lessors to exclude from variable payments, and therefore revenue, lessor costs paid by lessees directly to third parties. Our lessor income is immaterial; as such, this ASU will not materially impact our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.

NOTE 2. EARNINGS PER SHARE

Diluted earnings per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine reported diluted earnings per share. The treasury stock method was more dilutive in 2018 and 2017 and was used to determine reported diluted earnings per share. The two-class method was more dilutive in 2016 and was used to determine diluted earnings per share. The following table reconciles the numerators and denominators of basic and diluted EPS:

	Years ended December 31,
(dollars in thousands, except share and per share data)	2018	2017	2016
Numerator for Earnings per Common Share—Basic:
Net income	$105,334	$72,968	$71,392
Less: Income allocated to participating shares	304	242	225
Net Income Allocated to Common Shareholders	$105,030	$72,726	$71,167
Numerator for Earnings per Common Share—Diluted:
Net income	$105,334	$72,968	$71,392
Denominators:
Weighted Average Common Shares Outstanding—Basic	34,775,784	34,729,376	34,677,738
Add: Dilutive potential common shares	199,625	225,391	95,432
Denominator for Treasury Stock Method—Diluted	34,975,409	34,954,767	34,773,170
Weighted Average Common Shares Outstanding—Basic	34,775,784	34,729,376	34,677,738
Add: Average participating shares outstanding	100,733	115,418	109,755
Denominator for Two-Class Method—Diluted	34,876,517	34,844,794	34,787,493
Earnings per common share—basic	$3.03	$2.10	$2.06
Earnings per common share—diluted	$3.01	$2.09	$2.05
Warrants considered anti-dilutive excluded from dilutive potential common shares - exercise price $31.53 per share, expires January 2019(1)	267,106	438,681	517,012
Restricted stock considered anti-dilutive excluded from dilutive potential common shares	81,587	88,578	116,749
(1)We repurchased our outstanding warrant on September 11, 2018 for $7.7 million. Prior to the repurchase, the warrant provided the holder the right to 517,012 shares of common stock at a strike price of $31.53 per share via cashless exercise.

NOTE 3. FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2018 and 2017. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Debt securities available-for-sale:
U.S. Treasury securities	$—	$9,736	$—	$9,736
Obligations of U.S. government corporations and agencies	—	128,261	—	128,261
Collateralized mortgage obligations of U.S. government corporations and agencies	—	148,659	—	148,659
Residential mortgage-backed securities of U.S. government corporations and agencies	—	24,350	—	24,350
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	246,784	—	246,784
Obligations of states and political subdivisions	—	122,266	—	122,266
Total Debt Securities Available-for-Sale	—	680,056	—	680,056
Marketable equity securities (1)	—	4,816	—	4,816
Total Securities	—	684,872	—	684,872
Securities held in a Rabbi Trust	4,725	—	—	4,725
Derivative financial assets:
Interest rate swaps	—	5,504	—	5,504
Interest rate lock commitments	—	251	—	251
Forward sale contracts - mortgage loans	—	55	—	55
Total Assets	$4,725	$690,682	$—	$695,407
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$5,340	$—	$5,340
Total Liabilities	$—	$5,340	$—	$5,340
(1)ASU No. 2016-01 was adopted January 1, 2018, resulting in separate classification of our marketable equity securities previously included in available-for-sale securities.

NOTE 3. FAIR VALUE MEASUREMENTS -- continued

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
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either December 31, 2018 or December 31, 2017.
The following table presents our assets that are measured at fair value on a nonrecurring basis by the fair value hierarchy level as of the dates presented:

	December 31, 2018				December 31, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS(1)
Loans held for sale	$—	$—	$—	$—	$—	$—	$—	$—
Impaired loans	—	—	21,441	21,441	—	—	6,759	6,759
Other real estate owned	—	—	2,826	2,826	—	—	444	444
Mortgage servicing rights	—	—	1,197	1,197	—	—	178	178
Total Assets	$—	$—	$25,464	$25,464	$—	$—	$7,381	$7,381
(1)This table presents only the nonrecurring items that are recorded at fair value in our financial statements.

NOTE 3. FAIR VALUE MEASUREMENTS -- continued

The carrying values and fair values of our financial instruments at December 31, 2018 and 2017 are presented in the following tables:

		Fair Value Measurements at December 31, 2018
(dollars in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$155,489	$155,489	$155,489	$—	$—
Securities	684,872	684,872	—	684,872	—
Loans held for sale	2,371	2,469	—	—	2,469
Portfolio loans, net	5,885,652	5,728,843	—	—	5,728,843
Bank owned life insurance	73,900	73,900	—	73,900	—
FHLB and other restricted stock	29,435	29,435	—	—	29,435
Securities held in a Rabbi Trust	4,725	4,725	4,725	—	—
Mortgage servicing rights	4,464	5,181	—	—	5,181
Interest rate swaps	5,504	5,504	—	5,504	—
Interest rate lock commitments	251	251	—	251	—
Forward sale contracts - mortgage loans	55	55	—	55	—
LIABILITIES
Deposits	$5,673,922	$5,662,193	$4,261,884	$1,400,309	$—
Securities sold under repurchase agreements	18,383	18,383	18,383	—	—
Short-term borrowings	470,000	470,000	470,000	—	—
Long-term borrowings	70,314	70,578	38,610	31,968
Junior subordinated debt securities	45,619	45,619	45,619	—	—
Interest rate swaps	5,340	5,340	—	5,340	—
(1)As reported in the Consolidated Balance Sheets

		Fair Value Measurements at December 31, 2017
(dollars in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$117,152	$117,152	$117,152	$—	$—
Securities	698,291	698,291	—	698,291	—
Loans held for sale	4,485	4,583	—	—	4,583
Portfolio loans, net	5,705,059	5,690,292	—	—	5,690,292
Bank owned life insurance	72,150	72,150	—	72,150	—
FHLB and other restricted stock	29,270	29,270	—	—	29,270
Securities held in a Rabbi Trust	5,080	5,080	5,080	—	—
Mortgage servicing rights	4,133	4,571	—	—	4,571
Interest rate swaps	3,074	3,074	—	3,074	—
Interest rate lock commitments	226	226	—	226	—
LIABILITIES
Deposits	$5,427,891	$5,426,928	$4,033,092	$1,393,836	$—
Securities sold under repurchase agreements	50,161	50,161	50,161	—	—
Short-term borrowings	540,000	540,000	540,000	—	—
Long-term borrowings	47,301	47,618	38,160	9,458	—
Junior subordinated debt securities	45,619	45,619	45,619	—	—
Interest rate swaps	3,055	3,055	—	3,055	—
Forward sale contracts	5	5	—	5	—
(1)As reported in the Consolidated Balance Sheets

NOTE 4. RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS
The Board of Governors of the Federal Reserve System, or the Federal Reserve, imposes certain reserve requirements on all depository institutions. These reserves are maintained in the form of vault cash or as an interest-bearing balance with the Federal Reserve. The required reserves averaged $38.8 million for 2018, $36.2 million for 2017 and $36.8 million for 2016.
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
NOTE 6. SECURITIES
The following table presents the fair values of our securities portfolio at the dates presented:

	December 31,
	2018	2017
Debt securities available-for-sale	$680,056	$693,147
Marketable equity securities	4,816	5,144
Total Securities	$684,872	$698,291
Debt Securities Available-for-Sale
The following tables present the amortized cost and fair value of debt securities available-for-sale as of December 31, 2018 and debt and equity securities available-for-sale as of December 31, 2017.

	December 31, 2018				December 31, 2017
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$9,958	$—	$(222)	$9,736	$19,943	$—	$(154)	$19,789
Obligations of U.S. government corporations and agencies	129,267	68	(1,074)	128,261	162,045	341	(193)	162,193
Collateralized mortgage obligations of U.S. government corporations and agencies	149,849	795	(1,985)	148,659	109,916	93	(1,321)	108,688
Residential mortgage-backed securities of U.S. government corporations and agencies	24,564	203	(417)	24,350	32,388	679	(213)	32,854
Commercial mortgage-backed securities of U.S. government corporations and agencies(1)	251,660	—	(4,876)	246,784	244,018	247	(2,044)	242,221
Obligations of states and political subdivisions	119,872	2,448	(54)	122,266	123,159	4,285	(42)	127,402
Total Debt Securities Available-for-Sale	685,170	3,514	(8,628)	680,056	691,469	5,645	(3,967)	693,147
Total equity securities(2)	—	—	—	—	3,815	1,330	(1)	5,144
Total	$685,170	$3,514	$(8,628)	$680,056	$695,284	$6,975	$(3,968)	$698,291
(1)Includes a $5.9 million security purchase that was pending settlement as of December 31, 2017.
(2)ASU No. 2016-01 was adopted January 1, 2018, resulting in separate classification of our marketable equity securities previously included in available-for-sale securities.

NOTE 6. SECURITIES AVAILABLE-FOR-SALE -- continued

The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Years ended December 31,
(dollars in thousands)	2018	2017	2016
Gross realized gains	$—	$3,986	$—
Gross realized losses	—	(986)	—
Net Realized Gains	$—	$3,000	$—
The following tables present the fair value and the age of gross unrealized losses on debt securities available-for-sale by investment category as of the dates presented:

	December 31, 2018
	Less Than 12 Months			12 Months or More				Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	1	$9,736	$(222)	1	$9,736	$(222)
Obligations of U.S. government corporations and agencies	7	67,649	(613)	6	35,760	(461)	13	103,409	(1,074)
Collateralized mortgage obligations of U.S. government corporations and agencies	2	12,495	(44)	14	76,179	(1,941)	16	88,674	(1,985)
Residential mortgage-backed securities of U.S. government corporations and agencies	2	2,327	(45)	3	9,241	(372)	5	11,568	(417)
Commercial mortgage-backed securities of U.S. government corporations and agencies	8	75,466	(1,032)	19	171,318	(3,844)	27	246,784	(4,876)
Obligations of states and political subdivisions	2	9,902	(23)	1	5,247	(31)	3	15,149	(54)
Total Temporarily Impaired Debt Securities	21	$167,839	$(1,757)	44	$307,481	$(6,871)	65	$475,320	$(8,628)

	December 31, 2017
	Less Than 12 Months			12 Months or More				Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	3	$19,789	$(154)	—	$—	$—	3	$19,789	$(154)
Obligations of U.S. government corporations and agencies	9	63,635	(144)	1	10,017	(49)	10	73,652	(193)
Collateralized mortgage obligations of U.S. government corporations and agencies	7	47,465	(248)	7	45,809	(1,073)	14	93,274	(1,321)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	2,333	(10)	2	8,638	(203)	3	10,971	(213)
Commercial mortgage-backed securities of U.S. government corporations and agencies	14	128,300	(775)	5	48,746	(1,269)	19	177,046	(2,044)
Obligations of states and political subdivisions	2	10,330	(42)	—	—	—	2	10,330	(42)
Total Temporarily Impaired Debt Securities	36	$271,852	$(1,373)	15	$113,210	$(2,594)	51	$385,062	$(3,967)

NOTE 6. SECURITIES AVAILABLE-FOR-SALE -- continued

We do not believe any individual unrealized loss as of December 31, 2018 represents an other-than-temporary impairment, or OTTI. At December 31, 2018, there were 65 debt securities and at December 31, 2017 there were 51 debt securities in an unrealized loss position. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities are determined to be investment grade and paying principal and interest according to the contractual terms of the security. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.
The following table presents net unrealized gains and losses, net of tax, on debt securities available-for-sale included in accumulated other comprehensive income/(loss), for the periods presented:

	December 31, 2018			December 31, 2017
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
Total unrealized gains/(losses) on debt securities available-for-sale(1)	$3,514	$(8,628)	$(5,114)	$6,975	$(3,968)	$3,007
Income tax (expense) benefit	(746)	1,832	1,086	(2,450)	1,394	(1,056)
Net Unrealized Gains/(Losses), Net of Tax Included in Accumulated Other Comprehensive Income/(Loss)	$2,768	$(6,796)	$(4,028)	$4,525	$(2,574)	$1,951
(1)Gross unrealized gains and losses of $0.9 million at December 31, 2017 have been restated to reflect the reclassifications from OCI to retained earnings due to the adoption of ASU No. 2016-01
The amortized cost and fair value of debt securities available-for-sale at December 31, 2018 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2018
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$11,137	$11,155
Due after one year through five years	157,986	157,921
Due after five years through ten years	61,489	62,017
Due after ten years	28,485	29,170
Debt Securities Available-for-Sale With Maturities	259,097	260,263
Collateralized mortgage obligations of U.S. government corporations and agencies	149,849	148,659
Residential mortgage-backed securities of U.S. government corporations and agencies	24,564	24,350
Commercial mortgage-backed securities of U.S. government corporations and agencies	251,660	246,784
Total Debt Securities Available-for-Sale	$685,170	$680,056
At December 31, 2018 and 2017, debt securities with carrying values of $236 million and $249 million were pledged for various regulatory and legal requirements.
Marketable Equity Securities
The following table presents realized and unrealized net gains and losses for our marketable equity securities for the periods presented:

	Years ended December 31,
(dollars in thousands)	2018	2017	2016
Marketable Equity Securities
Net market (losses)/gains	$1,001	$5,316	$3,670
Less: Net gains for equity securities sold	—	3,987	—
Unrealized Gains on Equity Securities Still Held	$1,001	$1,329	$3,670

NOTE 6. SECURITIES AVAILABLE-FOR-SALE -- continued

Prior to January 1, 2018, net unrealized gains and losses, net of tax, on marketable equity securities were included in AOCI for the periods presented. Net unrealized gains and losses, net of tax, on marketable equity securities of $0.9 million were reclassified from AOCI to retained earnings at January 1, 2018. As of January 1, 2018, gains and losses on marketable equity securities are included in other noninterest income on the Consolidated Statements of Net Income.
NOTE 7. LOANS AND LOANS HELD FOR SALE
Loans are presented net of unearned income of $5.3 million and $5.2 million at December 31, 2018 and 2017 and net of a discount related to purchase accounting fair value adjustments of $3.3 million and $2.8 million at December 31, 2018 and December 31, 2017.
The following table indicates the composition of the acquired and originated loans as of the dates presented:

	December 31,
(dollars in thousands)	2018	2017
Commercial
Commercial real estate	$2,921,832	$2,685,994
Commercial and industrial	1,493,416	1,433,266
Commercial construction	257,197	384,334
Total Commercial Loans	4,672,445	4,503,594
Consumer
Residential mortgage	726,679	698,774
Home equity	471,562	487,326
Installment and other consumer	67,546	67,204
Consumer construction	8,416	4,551
Total Consumer Loans	1,274,203	1,257,855
Total Portfolio Loans	5,946,648	5,761,449
Loans held for sale	2,371	4,485
Total Loans	$5,949,019	$5,765,934
As of December 31, 2018, our acquired loans from the Merger were $312.3 million including $180.4 million of CRE, $73.4 million of C&I, $6.6 million of commercial construction, $38.7 million of residential mortgage and $13.2 million of home equity, installment and other consumer construction. These acquired loans decreased from acquired loans at December 31, 2017 of $386.6 million, including $208.5 million of CRE, $92.2 million of C&I, $11.1 million of commercial construction, $57.5 million of residential mortgage, $17.3 million of home equity, installment and other consumer construction.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 79 percent of total portfolio loans at December 31, 2018 and 78 percent at December 31, 2017. Within our commercial portfolio, the CRE and Commercial Construction portfolios combined comprised $3.2 billion or 68 percent of total commercial loans and 53 percent of total portfolio loans at December 31, 2018 and comprised $3.1 billion or 68 percent of total commercial loans and 53 percent of total portfolio loans at December 31, 2017. Further segmentation of the CRE and Commercial Construction portfolios by collateral type reveals no concentration in excess of 14 percent of both total CRE and Commercial Construction loans at either December 31, 2018 or December 31, 2017.
Our customers are primarily in Pennsylvania and the contiguous states of Ohio, West Virginia, New York, Maryland and Delaware. The majority of our commercial and consumer loans are made to businesses and individuals in these states, resulting in a geographic concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data and information supplied by our customers. Our CRE and Commercial Construction portfolios have out-of-market exposure of 5.4 percent of their combined portfolios and 2.9 percent of total portfolio loans at December 31, 2018 and 5.2 percent of their combined portfolios and 2.8 percent of total portfolio loans at December 31, 2017.

NOTE 7. LOANS AND LOANS HELD FOR SALE -- continued

The following table summarizes our restructured loans as of the dates presented:

	December 31, 2018			December 31, 2017
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$2,054	$1,139	$3,193	$2,579	$967	$3,546
Commercial and industrial	7,026	6,646	13,672	3,946	3,197	7,143
Commercial construction	1,912	406	2,318	2,420	2,413	4,833
Residential mortgage	2,214	1,543	3,757	2,039	3,585	5,624
Home equity	3,568	1,349	4,917	3,885	979	4,864
Installment and other consumer	12	5	17	32	9	41
Total	$16,786	$11,088	$27,874	$14,901	$11,150	$26,051

NOTE 7. LOANS AND LOANS HELD FOR SALE -- continued

The following tables present the restructured loans by loan segment and by type of concession for the years ended December 31:

	2018				2017
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Maturity date extension	1	$256	$179	$(77)	1	$400	$398	$(2)
Principal deferral	1	90	90	—	—	—	—	—
Total Commercial Real Estate	2	346	269	(77)	1	400	398	(2)
Commercial and industrial
Maturity date extension	2	768	166	(602)	1	274	777	503
Maturity date extension and interest rate reduction	—	—	—	—	2	1,800	1,805	5
Principal deferral and maturity date extension	6	5,355	5,341	(14)	—	—	—	—
Principal deferral	4	4,815	4,383	(432)	2	113	113	—
Total Commercial and Industrial	12	10,938	9,890	(1,048)	5	2,187	2,695	508
Commercial construction
Principal forgiveness	—	—	—	—	2	1,996	1,996	—
Total Commercial Construction	—	—	—	—	2	1,996	1,996	—
Residential mortgage
Chapter 7 bankruptcy(2)	5	387	374	(13)	1	33	31	(2)
Total Residential Mortgage	5	387	374	(13)	1	33	31	(2)
Home equity
Chapter 7 bankruptcy(2)	22	811	681	(130)	21	689	643	(46)
Interest rate reduction	1	120	120	—	—	—	—	—
Maturity date extension	—	—	—	—	1	231	231	—
Maturity date extension and interest rate reduction	2	47	46	(1)	1	173	113	(60)
Total Home Equity	25	978	847	(131)	23	1,093	987	(106)
Installment and other consumer
Chapter 7 bankruptcy(2)	2	23	4	(19)	4	48	35	(13)
Total Installment and Other Consumer	2	23	4	(19)	4	48	35	(13)
Total by Concession Type
Chapter 7 bankruptcy(2)	29	$1,221	$1,059	$(162)	26	$770	$709	$(61)
Interest rate reduction	1	120	120	—	—	—	—	—
Maturity date extension	3	1,024	345	(679)	3	905	1,406	501
Maturity date extension and interest rate reduction	2	47	46	(1)	3	1,973	1,918	(55)
Principal deferral and maturity date extension	6	5,355	5,341	(14)	—	—	—	—
Principal deferral	5	4,905	4,473	(432)	2	113	113	—
Principal forgiveness	—	—	—	—	2	1,996	1,996	—
Total	46	$12,672	$11,384	$(1,288)	36	$5,757	$6,142	$385
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

NOTE 7. LOANS AND LOANS HELD FOR SALE -- continued

We have six commitments for $11.6 million to lend additional funds on TDRs at December 31, 2018. We had no TDRs that returned to accruing status during 2018. We returned one TDRs to accruing status during 2017 for $2.0 million.
Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. There were four TDRs totaling $4.4 million that defaulted during the year ended December 31, 2018 and no TDRs that defaulted during 2017 that were restructured within the last 12 months prior to defaulting.
The following table is a summary of nonperforming assets as of the dates presented:

	December 31,
(dollars in thousands)	2018	2017
Nonperforming Assets
Nonaccrual loans	$34,985	$12,788
Nonaccrual TDRs	11,088	11,150
Total nonaccrual loans	46,073	23,938
OREO	3,092	469
Total Nonperforming Assets	$49,165	$24,407
NPAs increased $24.8 million to $49.2 million during 2018 compared to $24.4 million for the year ended 2017. The increase is primarily related to three large commercial nonperforming, impaired loans of $23.6 million that experienced financial deterioration during the fourth quarter of 2018. Other real estate owned, or OREO, increased $2.6 million since December 31, 2017. The $2.5 million increase in OREO relates to two lots of land that were being held with the intention to build future branches. This is no longer the intention with these properties. This land lot was reclassified from other assets to OREO during the first quarter of 2018.
The following table presents a summary of the aggregate amount of loans to certain officers, directors of S&T or any affiliates of such persons as of December 31:

(dollars in thousands)	2018	2017
Balance at beginning of year	$10,070	$25,167
New loans	2,841	25,203
Repayments or no longer considered a related party	(4,229)	(40,300)
	$8,682	$10,070

NOTE 8. ALLOWANCE FOR LOAN LOSSES
We maintain an ALL at a level determined to be appropriate to absorb estimated probable credit losses inherent within the loan portfolio as of the balance sheet date. We develop and document a systematic ALL methodology based on the following portfolio segments: 1) CRE, 2) C&I, 3) Commercial Construction, 4) Consumer Real Estate and 5) Other Consumer.
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

NOTE 8. ALLOWANCE FOR LOAN LOSSES -- continued

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
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	December 31, 2018
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,903,997	$3,638	$2,145	$12,052	$17,835	$2,921,832
Commercial and industrial	1,482,473	1,000	983	8,960	10,943	1,493,416
Commercial construction	243,004	—	—	14,193	14,193	257,197
Residential mortgage	717,447	1,584	520	7,128	9,232	726,679
Home equity	465,152	2,103	609	3,698	6,410	471,562
Installment and other consumer	67,281	148	75	42	265	67,546
Consumer construction	8,416	—	—	—	—	8,416
Loans held for sale	2,371	—	—	—	—	2,371
Total	$5,890,141	$8,473	$4,332	$46,073	$58,878	$5,949,019

	December 31, 2017
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,681,395	$997	$134	$3,468	$4,599	$2,685,994
Commercial and industrial	1,426,754	420	446	5,646	6,512	1,433,266
Commercial construction	377,968	2,473	20	3,873	6,366	384,334
Residential mortgage	687,195	2,975	1,439	7,165	11,579	698,774
Home equity	480,956	2,065	590	3,715	6,370	487,326
Installment and other consumer	66,770	193	170	71	434	67,204
Consumer construction	4,551	—	—	—	—	4,551
Loans held for sale	4,485	—	—	—	—	4,485
Total	$5,730,074	$9,123	$2,799	$23,938	$35,860	$5,765,934
We continually monitor the commercial loan portfolio through an internal risk rating system. Loan risk ratings are assigned based upon the creditworthiness of the borrower and are reviewed on an ongoing basis according to our internal policies. Loans within the pass rating generally have a lower risk of loss than loans risk rated as special mention and substandard.

NOTE 8. ALLOWANCE FOR LOAN LOSSES -- continued

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
The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	December 31, 2018
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,776,292	95.0%	$1,394,427	93.4%	$233,190	90.7%	$4,403,909	94.3%
Special mention	54,627	1.9%	25,368	1.7%	7,349	2.8%	87,344	1.8%
Substandard	90,913	3.1%	73,621	4.9%	16,658	6.5%	181,192	3.9%
Total	$2,921,832	100.0%	$1,493,416	100.0%	$257,197	100.0%	$4,672,445	100.0%

	December 31, 2017
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,588,847	96.4%	$1,345,810	93.9%	$368,105	95.8%	$4,302,762	95.5%
Special mention	66,436	2.5%	54,320	3.8%	9,345	2.4%	130,101	2.9%
Substandard	30,711	1.1%	33,136	2.3%	6,884	1.8%	70,731	1.6%
Total	$2,685,994	100.0%	$1,433,266	100.0%	$384,334	100.0%	$4,503,594	100.0%
Commercial substandard loans increased $110.5 million from December 31, 2017 mainly due to the receipt of updated financial information from the borrowers that resulted in the loans being downgraded.
We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.
The following tables present the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	December 31, 2018
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$719,551	99.0%	$467,864	99.2%	$67,504	99.9%	$8,416	100.0%	$1,263,335	99.1%
Nonperforming	7,128	1.0%	3,698	0.8%	42	0.1%	—	—%	10,868	0.9%
Total	$726,679	100.0%	$471,562	100.0%	$67,546	100.0%	$8,416	100.0%	$1,274,203	100.0%

	December 31, 2017
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$691,609	99.0%	$483,611	99.2%	$67,133	99.9%	$4,551	100.0%	$1,246,904	99.1%
Nonperforming	7,165	1.0%	3,715	0.8%	71	0.1%	—	—%	10,951	0.9%
Total	$698,774	100.0%	$487,326	100.0%	$67,204	100.0%	$4,551	100.0%	$1,257,855	100.0%

NOTE 8. ALLOWANCE FOR LOAN LOSSES -- continued

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
The following table summarizes investments in loans considered to be impaired and related information on those impaired loans as of the dates presented:

	December 31, 2018			December 31, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With a related allowance recorded:
Commercial real estate	$7,733	$7,733	$1,295	$—	$—	$—
Commercial and industrial	884	893	360	1,735	1,787	29
Commercial construction	489	489	87	—	—	—
Consumer real estate	15	14	10	21	21	21
Other consumer	11	12	11	27	27	27
Total with a Related Allowance Recorded	9,132	9,141	1,763	1,783	1,835	77
Without a related allowance recorded:
Commercial real estate	3,636	4,046	—	3,546	3,811	—
Commercial and industrial	12,788	14,452	—	5,549	7,980	—
Commercial construction	15,286	19,198	—	5,464	8,132	—
Consumer real estate	8,659	9,635	—	10,467	11,357	—
Other consumer	5	18	—	14	22	—
Total without a Related Allowance Recorded	40,374	47,349	—	25,040	31,302	—
Total:
Commercial real estate	11,369	11,779	1,295	3,546	3,811	—
Commercial and industrial	13,672	15,345	360	7,284	9,767	29
Commercial construction	15,775	19,687	87	5,464	8,132	—
Consumer real estate	8,674	9,649	10	10,488	11,378	21
Other consumer	16	30	11	41	49	27
Total	$49,506	$56,490	$1,763	$26,823	$33,137	$77

NOTE 8. ALLOWANCE FOR LOAN LOSSES -- continued

The following table summarizes average recorded investment in and interest income recognized on loans considered to be impaired for the years presented:

	For the Year Ended
	December 31, 2018		December 31, 2017
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial real estate	$7,780	$238	$—	$—
Commercial and industrial	591	38	968	52
Commercial construction	561	—	—	—
Consumer real estate	16	1	23	2
Other consumer	19	1	34	2
Total with a Related Allowance Recorded	8,967	278	1,025	56
Without a related allowance recorded:
Commercial real estate	3,911	172	6,636	177
Commercial and industrial	4,722	257	9,897	257
Commercial construction	17,643	217	6,828	253
Consumer real estate	9,701	483	11,037	487
Other consumer	24	—	23	—
Total without a Related Allowance Recorded	36,001	1,129	34,421	1,174
Total:
Commercial real estate	11,691	410	6,636	177
Commercial and industrial	5,313	295	10,865	309
Commercial construction	18,204	217	6,828	253
Consumer real estate	9,717	484	11,060	489
Other consumer	43	1	57	2
Total	$44,968	$1,407	$35,446	$1,230
The following tables detail activity in the ALL for the periods presented:

	2018
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of year	$27,235	$8,966	$13,167	$5,479	$1,543	$56,390
Charge-offs	(372)	(8,574)	(2,630)	(1,319)	(1,694)	(14,589)
Recoveries	309	1,723	1,135	541	492	4,200
Net (Charge-offs) Recoveries	(63)	(6,851)	(1,495)	(778)	(1,202)	(10,389)
Provision for loan losses	6,535	9,481	(3,689)	1,486	1,182	14,995
Balance at End of Year	$33,707	$11,596	$7,983	$6,187	$1,523	$60,996

	2017
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of year	$19,976	$10,810	$13,999	$6,095	$1,895	$52,775
Charge-offs	(2,304)	(4,709)	(2,571)	(2,274)	(1,638)	(13,496)
Recoveries	810	654	851	342	571	3,228
Net Recoveries (Charge-offs)	(1,494)	(4,055)	(1,720)	(1,932)	(1,067)	(10,268)
Provision for loan losses	8,753	2,211	888	1,316	715	13,883
Balance at End of Year	$27,235	$8,966	$13,167	$5,479	$1,543	$56,390
Net charge-offs and provision for loan losses for the year ended December 31, 2018 was significantly impacted by two larger charges, a $5.2 million loan charge-off in the second quarter of 2018 for a commercial customer arising from a participation loan agreement with a lead bank and other participating banks. The loss resulted from fraudulent activities

NOTE 8. ALLOWANCE FOR LOAN LOSSES -- continued

believed to be perpetrated by one or more executives employed by the borrower and its related entities. S&T's total exposure consisted of the the participation loan of $4.9 million and a direct exposure of $950 thousand which is secured by vehicles and equipment liens. During the third quarter of 2018, we received a $0.1 million recovery on this relationship and did not incur any further charge-offs. The second charge-off of $2.4 million was recorded during the fourth quarter of 2018, a commercial construction loan for senior housing apartments with residual loan exposure of $11.5 million.
Loans acquired in the Merger were recorded at fair value with no carryover of the related allowance for loan losses from Integrity. As of December 31, 2018, acquired loans from the Merger of $312.3 million were outstanding, which decreased from $386.6 million at December 31, 2017. Additional credit deterioration on acquired loans during 2017 in excess of the original credit discount embedded in the fair value determination on the date of acquisition was recognized in the ALL through the provision for loan losses.
The following tables present the ALL and recorded investments in loans by category as of December 31:

	2018
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$1,295	$32,412	$33,707	$11,369	$2,910,463	$2,921,832
Commercial and industrial	360	11,236	11,596	13,672	1,479,744	1,493,416
Commercial construction	87	7,896	7,983	15,775	241,422	257,197
Consumer real estate	10	6,177	6,187	8,674	1,197,983	1,206,657
Other consumer	11	1,512	1,523	16	67,530	67,546
Total	$1,763	$59,233	$60,996	$49,506	$5,897,142	$5,946,648

	2017
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$27,235	$27,235	$3,546	$2,682,448	$2,685,994
Commercial and industrial	29	8,937	8,966	7,284	1,425,982	1,433,266
Commercial construction	—	13,167	13,167	5,464	378,870	384,334
Consumer real estate	21	5,458	5,479	10,488	1,180,163	1,190,651
Other consumer	27	1,516	1,543	41	67,163	67,204
Total	$77	$56,313	$56,390	$26,823	$5,734,626	$5,761,449

NOTE 9. PREMISES AND EQUIPMENT
The following table is a summary of premises and equipment as of the dates presented:

	December 31,
(dollars in thousands)	2018	2017
Land	$6,266	$6,266
Premises	52,423	51,799
Furniture and equipment	36,911	34,836
Leasehold improvements	7,118	6,643
	102,718	99,544
Accumulated depreciation	(60,988)	(56,842)
Total	$41,730	$42,702
Depreciation expense related to premises and equipment was $5.0 million in 2018, $5.1 million in 2017 and $5.0 million in 2016.

NOTE 9. PREMISES AND EQUIPMENT -- continued

Certain banking facilities are leased under arrangements expiring at various dates through the year 2054. We account for these leases on a straight-line basis due to escalation clauses. All leases are accounted for as operating leases, except for two capital leases. Rental expense for premises amounted to $3.9 million, $4.0 million and $4.1 million in 2018, 2017 and 2016. Included in the rental expense for premises are leases entered into with one S&T directors, which totaled $0.2 million in 2018, and $0.2 million in 2017 and $0.3 million in 2016.
Minimum annual rental and renewal option payments for each of the following five years and thereafter are approximately:

(dollars in thousands)	Operating	Capital	Total
2019	$3,406	$93	$3,499
2020	3,441	125	3,566
2021	3,482	126	3,608
2022	3,578	127	3,705
2023	3,593	129	3,722
Thereafter	52,884	1,409	54,293
Total	$70,384	$2,009	$72,393

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents goodwill as of the dates presented:

	December 31,
(dollars in thousands)	2018	2017
Balance at beginning of year	$291,670	$291,670
Additions	—	—
Other adjustments	(4,224)	—
Balance at End of Year	$287,446	$291,670
Goodwill represents the excess of the purchase price over the fair value of net assets acquired. During 2018, we sold a majority interest in our insurance business which reduced goodwill by $4.2 million.
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
The following table shows a summary of intangible assets as of the dates presented:

	December 31,
(dollars in thousands)	2018	2017
Gross carrying amount at beginning of year	$22,114	$22,114
Additions	80	—
Other adjustments	(296)	—
Accumulated amortization	(19,297)	(18,437)
Balance at End of Year	$2,601	$3,677
Intangible assets as of December 31, 2018 consisted of $2.6 million for core deposits and wealth management customer relationships resulting from acquisitions. We determined the amount of identifiable intangible assets for our core deposits based upon an independent valuation. Other intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. There were no triggering events in 2018 requiring an impairment analysis to be completed.

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS -- continued

Amortization expense on finite-lived intangible assets totaled $0.9 million, $1.2 million and $1.6 million for 2018, 2017 and 2016.
The following is a summary of the expected amortization expense for finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2018 and thereafter:

(dollars in thousands)	Amount
2019	$661
2020	581
2021	465
2022	347
2023	278
Thereafter	269
Total	$2,601

NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table indicates the amounts representing the value of derivative assets and derivative liabilities at December 31:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	2018	2017	2018	2017
Derivatives not Designated as Hedging Instruments
Interest Rate Swap Contracts—Commercial Loans
Fair value	$5,504	$3,074	$5,340	$3,055
Notional amount	325,750	263,841	325,750	263,841
Collateral posted	160	—	—	1,448
Interest Rate Lock Commitments—Mortgage Loans
Fair value	251	226	—	—
Notional amount	6,054	6,860	—	—
Forward Sale Contracts—Mortgage Loans
Fair value	55	—	—	5
Notional amount	6,000	—	—	6,580
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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at December 31:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	2018	2017	2018	2017
Derivatives not Designated as Hedging Instruments
Gross amounts recognized	$8,733	$4,974	$8,569	$4,955
Gross amounts offset	(3,229)	(1,900)	(3,229)	(1,900)
Net amounts presented in the Consolidated Balance Sheets	5,504	3,074	5,340	3,055
Gross amounts not offset(1)	(160)	—	—	(1,448)
Net Amount	$5,344	$3,074	$5,340	$1,607
(1)Amounts represent collateral received for the periods presented.

NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - continued
The following table indicates the gain or loss recognized in income on derivatives for the years ended December 31:

(dollars in thousands)	2018	2017	2016
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$145	$17	$(16)
Interest rate lock commitments—mortgage loans	25	(11)	(25)
Forward sale contracts—mortgage loans	60	52	(22)
Total Derivative Gain/ (Loss)	$230	$58	$(63)

NOTE 12. MORTGAGE SERVICING RIGHTS
For the years ended December 31, 2018, 2017 and 2016, the 1-4 family mortgage loans that were sold to Fannie Mae amounted to $79.3 million, $78.8 million and $93.9 million. At December 31, 2018, 2017 and 2016 our servicing portfolio totaled $473.7 million, $441.0 million and $407.3 million.
The following table indicates MSRs and the net carrying values:

(dollars in thousands)	Servicing Rights	Valuation Allowance	Net Carrying Value
Balance at December 31, 2016	$3,858	$(114)	$3,744
Additions	918	—	918
Amortization	(584)	—	(584)
Temporary recapture (impairment)	—	55	55
Balance at December 31, 2017	$4,192	$(59)	$4,133
Additions	907	—	907
Amortization	(581)	—	(581)
Temporary recapture (impairment)	—	5	5
Balance at December 31, 2018	$4,518	$(54)	$4,464

NOTE 13. QUALIFIED AFFORDABLE HOUSING
We invest in affordable housing projects primarily to satisfy our Community Reinvestment Act requirements. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. We use the cost method to account for these partnerships. Our total investment in qualified affordable housing projects, included in other assets in the Consolidated Balance Sheet, was $6.3 million at December 31, 2018 and $9.0 million at December 31, 2017. Amortization expense, included in other noninterest expense in the Consolidated Statements of Net Income, was $2.7 million, $3.0 million and $3.3 million for December 31, 2018, 2017 and 2016. The tax credits of $3.1 million, $3.4 million and $3.7 million for December 31, 2018, 2017 and 2016, are recognized as a reduction to our federal tax provision. We evaluated our investments in affordable housing projects for impairment at December 31, 2018; the results indicated that the tax benefits associated with each investment exceeded the carrying values.

NOTE 14. DEPOSITS
The following table presents the composition of deposits at December 31 and interest expense for the years ended December 31:

	2018		2017		2016
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$1,421,156	$—	$1,387,712	$—	$1,263,833	$—
Interest-bearing demand	573,693	93	603,141	67	638,300	111
Money market	1,482,065	20,018	1,146,156	9,204	936,461	4,199
Savings	784,970	1,773	893,119	2,081	1,050,131	2,002
Certificates of deposit	1,412,038	18,972	1,397,763	13,978	1,383,652	13,380
Total	$5,673,922	$40,856	$5,427,891	$25,330	$5,272,377	$19,692
The aggregate of all certificates of deposits over $100,000, including brokered CDs, was $575.2 million and $584.7 million at December 31, 2018 and 2017. Certificates of deposits over $250,000, including brokered CDs, were $256.0 million and $228.0 million at December 31, 2018 and 2017.
The following table indicates the scheduled maturities of certificates of deposit at December 31, 2018:

(dollars in thousands)	Amount
2019	$877,457
2020	394,891
2021	65,416
2022	57,086
2023	11,782
Thereafter	5,406
Total	$1,412,038

NOTE 15. SHORT-TERM BORROWINGS
Short-term borrowings are for terms under or equal to one year and are comprised of securities sold under REPOs and FHLB advances. All REPOs are overnight short-term investments and are not insured by the Federal Deposit Insurance Corporation, or FDIC. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and, therefore, the REPOs are accounted for as secured borrowings. Mortgage-backed securities with amortized cost of $24.2 million and carrying value of $23.9 million at December 31, 2018 and amortized cost of $57.5 million and carrying value of $56.8 million at December 31, 2017 were pledged as collateral for these secured transactions. The pledged securities are held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral is low. Collateral pledging requirements with REPOs are monitored daily. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans.
The following table presents the composition of short-term borrowings, the weighted average interest rate as of December 31 and interest expense for the years ended December 31:

	2018			2017			2016
(dollars in thousands)	Balance	Weighted Average Interest Rate	Interest Expense	Balance	Weighted Average Interest Rate	Interest Expense	Balance	Weighted Average Interest Rate	Interest Expense
REPOs	$18,383	0.46%	$222	$50,161	0.39%	$54	$50,832	0.01%	$5
FHLB advances	470,000	2.65%	11,082	540,000	1.47%	7,399	660,000	0.76%	2,713
Total Short-term Borrowings	$488,383	2.57%	$11,304	$590,161	1.38%	$7,453	$710,832	0.70%	$2,718

NOTE 16. LONG-TERM BORROWINGS AND SUBORDINATED DEBT
Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances, capital leases and junior subordinated debt securities. Our long-term borrowings at the Pittsburgh FHLB were $69.8 million as of December 31, 2018 and $47.2 million as of December 31, 2017. Long-term FHLB advances are secured by the same loans as short-term FHLB advances. Total loans pledged as collateral at the FHLB were $3.6 billion at December 31, 2018. We were eligible to borrow up to an additional $1.8 billion based on qualifying collateral, to a maximum borrowing capacity of $2.5 billion at December 31, 2018.
The following table represents the balance of long-term borrowings, the weighted average interest rate as of December 31 and interest expense for the years ended December 31:

(dollars in thousand)	2018	2017	2016
Long-term borrowings	$70,314	$47,301	$14,713
Weighted average interest rate	2.84%	1.88%	2.91%
Interest expense	$1,129	$463	$670
Scheduled annual maturities and average interest rates for all of our long-term debt for each of the five years subsequent to December 31, 2018 and thereafter are as follows:

(dollars in thousands)	Balance	Average Rate
2019	$37,529	2.50%
2020	27,021	2.91%
2021	1,077	3.69%
2022	553	5.05%
2023	427	6.64%
Thereafter	3,707	3.78%
Total	$70,314	2.79%
Junior Subordinated Debt Securities
The following table represents the composition of junior subordinated debt securities at December 31 and the interest expense for the years ended December 31:

	2018		2017		2016
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
2006 Junior subordinated debt	$25,000	$951	$25,000	$708	$25,000	$580
2008 Junior subordinated debt—trust preferred securities	20,619	1,149	20,619	955	20,619	854
Total	$45,619	$2,100	$45,619	$1,663	$45,619	$1,434
The following table summarizes the key terms of our junior subordinated debt securities:

(dollars in thousands)	2006 Junior Subordinated Debt	2008 Trust Preferred Securities
Junior Subordinated Debt	$25,000	—
Trust Preferred Securities	—	$20,619
Stated Maturity Date	12/15/2036	3/15/2038
Optional redemption date at par	Any time after 9/15/2011	Any time after 3/15/2013
Regulatory Capital	Tier 2	Tier 1
Interest Rate	3 month LIBOR plus 160 bps	3 month LIBOR plus 350 bps
Interest Rate at December 31, 2018	4.39%	6.29%

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
NOTE 17. COMMITMENTS AND CONTINGENCIES
Commitments
The following table sets forth our commitments and letters of credit as of the dates presented:

	December 31,
(dollars in thousands)	2018	2017
Commitments to extend credit	$1,464,892	$1,420,428
Standby letters of credit	77,134	80,918
Total	$1,542,026	$1,501,346
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
Our allowance for unfunded loan commitments totaled $2.1 million at December 31, 2018 and $2.2 million at December 31, 2017. The allowance for unfunded commitments is included in other liabilities in the
Consolidated Balance Sheets.
We have future commitments with third party vendors for data processing and communication charges. Data processing and communication expense was $12.2 million for 2018 and $10.4 million for 2017 and 2016.
The following table sets forth the future estimated payments related to data processing and communication charges for each of the five years following December 31, 2018:

(dollars in thousands)	Total
2019	$16,221
2020	16,753
2021	17,306
2022	17,877
2023	18,469
Total	$86,626
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

NOTE 18. REVENUE FROM CONTRACTS WITH CUSTOMERS
The information presented in the following table presents the point of revenue recognition for revenue from contracts with customers. Other revenue streams such as; interest income, net securities gains and losses, insurance, mortgage banking and other revenues that are accounted for under other generally accepted accounting principles are excluded.

(dollars in thousands)		Years ended December 31,
Revenue Streams (1)	Point of Revenue Recognition	2018	2017	2016
Service charges on deposit accounts	Over a period of time	$1,972	$1,984	$1,854
	At a point in time	11,124	10,474	10,658
		$13,096	$12,458	$12,512

Debit and credit card	Over a period time	$656	$537	$1,214
	At a point in time	12,022	11,493	10,729
		$12,679	$12,029	$11,943

Wealth management	Over a period of time	$7,113	$7,067	$7,708
	At a point in time	2,971	2,691	2,748
		$10,084	$9,758	$10,456

Other fee revenue	At a point in time	$3,854	$3,679	$3,854
(1) Refer to Note 1. Summary of significant accounting policies for the types of revenue streams that are included within each category.

NOTE 19. INCOME TAXES
Income tax expense (benefit) for the years ended December 31 is comprised of:

(dollars in thousands)	2018	2017	2016
Federal
Current	$13,616	$32,282	$24,521
Deferred	3,517	13,980	665
Total Federal	17,133	46,262	25,186
State
Current	720	323	248
Deferred	(8)	(148)	(129)
Total State	712	175	119
Total Federal and State	$17,845	$46,437	$25,305

The Tax Act includes significant changes to the U.S. corporate tax system including: a federal corporate rate reduction from 35 percent to 21 percent. The Tax Act also established new tax laws that became effective January 1, 2018. U.S. GAAP requires a company to record the effects of a tax law change in the period of enactment. As a result, in 2017 we re-measured our deferred tax assets and liabilities and recorded a provisional adjustment of $13.4 million. This re-measurement adjustment was recognized as an increase to our income tax expense in the fourth quarter of 2017. The calculation over the income tax effects of the Tax Act was completed in the third quarter of 2018. We recognized a $3.0 million income tax benefit as a result of finalizing the calculation.
The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2018	2017	2016
Statutory tax rate	21.0%	35.0%	35.0%
Low income housing tax credits	(2.5)%	(2.9)%	(3.8)%
Tax-exempt interest	(2.1)%	(4.0)%	(4.4)%
Bank owned life insurance	(0.4)%	(0.8)%	(0.8)%
Gain on sale of a majority interest of insurance business	0.7%	—%	—%
Other	0.3%	0.3%	0.2%
Impact of the Tax Act	(2.5)%	11.3%	—%
Effective Tax Rate	14.5%	38.9%	26.2%

NOTE 19. INCOME TAXES -- continued

Significant components of our temporary differences were as follows at December 31:

(dollars in thousands)	2018	2017
Deferred Tax Assets:
Allowance for loan losses	$13,463	$12,440
Net unrealized holding losses on securities available-for-sale	1,091	—
Other employee benefits	2,712	3,095
Low income housing partnerships	3,249	3,213
Net adjustment to funded status of pension	5,173	6,481
Impairment of securities	8	300
State net operating loss carryforwards	4,573	3,598
Other	2,848	2,355
Gross Deferred Tax Assets	33,117	31,482
Less: Valuation allowance	(4,573)	(3,598)
Total Deferred Tax Assets	28,544	27,884
Deferred Tax Liabilities:
Net unrealized holding gains on securities available-for-sale	—	(638)
Prepaid pension	(6,164)	(1,749)
Deferred loan income	(3,219)	(2,937)
Purchase accounting adjustments	(100)	(100)
Depreciation on premises and equipment	(477)	(480)
Other	(1,375)	(1,401)
Total Deferred Tax liabilities	(11,335)	(7,305)
Net Deferred Tax Asset	$17,209	$20,579
We establish a valuation allowance when it is more likely than not that we will not be able to realize the benefit of the deferred tax assets. Except for Pennsylvania net operating losses, or NOLs, we have determined that a valuation allowance is unnecessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income. The valuation allowance is reviewed quarterly and adjusted based on management’s assessments of realizable deferred tax assets. Gross deferred tax assets were reduced by a valuation allowance of $4.6 million in 2018 related to Pennsylvania income tax NOLs. The Pennsylvania NOL carryforwards total $45.8 million and will expire in the years 2020-2039.
Unrecognized Tax Benefits
The following table reconciles the change in Federal and State gross unrecognized tax benefits, or UTB, for the years ended December 31:

(dollars in thousands)	2018	2017	2016
Balance at beginning of year	$909	$804	$1,102
Prior period tax positions
Increase	—	—	—
Decrease	(251)	(37)	(449)
Current period tax positions	110	142	151
Reductions for statute of limitations expirations	—	—	—
Balance at End of Year	$768	$909	$804
Amount That Would Impact the Effective Tax Rate if Recognized	$607	$770	$610
We classify interest and penalties as an element of tax expense. We monitor changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2018, no significant changes to UTB are projected, however, tax audit examinations are possible.
During 2018, the IRS completed its examination of our 2015 tax year. The examination was closed with no adjustments. As of December 31, 2018, all income tax returns filed for the tax years 2016 and 2017 remain subject to examination by the IRS, and years 2015-2017 remain open for examination by the New York State Department of Taxation.

NOTE 20. TAX EFFECTS ON OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the tax effects of the components of other comprehensive income (loss) for the years ended December 31:

(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2018
Net change in unrealized (losses)/gains on debt securities available-for sale (1)	$(6,794)	$1,449	$(5,345)
Net available-for-sale securities losses reclassified into earnings	—	—	—
Adjustment to funded status of employee benefit plans	6,297	(1,343)	4,954
Other Comprehensive Loss	$(497)	$106	$(391)
2017
Net change in unrealized gains on securities available-for-sale	$(1,275)	$448	$(827)
Net available-for-sale securities losses reclassified into earnings	(3,000)	1,054	(1,946)
Adjustment to funded status of employee benefit plans	(1,992)	122	(1,870)
Other Comprehensive Loss	$(6,267)	$1,624	$(4,643)
2016
Net change in unrealized gains on securities available-for-sale	$(2,899)	$1,006	$(1,893)
Net available-for-sale securities gains reclassified into earnings	—	—	—
Adjustment to funded status of employee benefit plans	6,974	(2,408)	4,566
Other Comprehensive Income	$4,075	$(1,402)	$2,673
(1) Due to the adoption of ASU No. 2016-01, net unrealized gains on marketable equity securities were reclassified from accumulated other comprehensive income to retained earnings during the three months ended March 31, 2018. The prior period data was not restated; as such, the change in unrealized gains on marketable securities is combined with the change in net unrealized gains on debt securities for the prior periods ended December 31, 2017 and 2016.

NOTE 21. EMPLOYEE BENEFITS
We maintain a qualified defined benefit pension plan, or Plan, covering substantially all employees hired prior to January 1, 2008. The benefits are based on years of service and the employee’s compensation for the highest five consecutive years in the last ten years through March 31, 2016 when the Plan was frozen. Contributions are intended to provide for benefits attributed to employee service to date and for those benefits expected to be earned in the future.
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
We made a $20.4 million contribution to our qualified defined benefit plan on September 7, 2018. The fair value of the plan was not re-measured for the impact of the contribution. The pension contribution was deducted on our 2017 Consolidated Federal Income Tax Return and we recognized a return to provision discrete tax benefit of $2.9 million due to the decrease in the federal statutory rate of 35 percent to 21 percent resulting from tax legislation enacted in December 2017.
The following table summarizes the activity in the benefit obligation and Plan assets deriving the funded status, which is recorded in other liabilities in the Consolidated Balance Sheets:

(dollars in thousands)	2018	2017
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$106,664	$105,834
Interest cost	3,882	4,100
Actuarial gain	(7,371)	4,974
Benefits paid	(7,975)	(8,244)
Projected Benefit Obligation at End of Year	$95,200	$106,664
Change in Plan Assets
Fair value of plan assets at beginning of year	$87,154	$87,711
Actual return on plan assets	2,166	7,687
Employer contributions	20,420	—
Benefits paid	(7,975)	(8,244)
Fair Value of Plan Assets at End of Year	$101,765	$87,154
Funded Status	$6,565	$(19,510)
The following table sets forth the amounts recognized in accumulated other comprehensive (loss) income at December 31:

(dollars in thousands)	2018	2017
Net actuarial loss	(22,340)	(27,825)
Total (Before Tax Effects)	$(22,340)	$(27,825)

NOTE 21. EMPLOYEE BENEFITS -- continued

Below are the actuarial weighted average assumptions used in determining the benefit obligation:

	2018	2017
Discount rate	4.31%	3.75%
Rate of compensation increase(1)	—%	—%
(1)Rate of compensation increase is not applicable for 2018 and 2017 due to the amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans effective March 31, 2016.
The following table summarizes the components of net periodic pension cost and other changes in Plan assets and benefit obligations recognized in other comprehensive loss for the years ended December 31:

(dollars in thousands)	2018	2017	2016
Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$—	$—	$463
Interest cost on projected benefit obligation	3,882	4,100	4,296
Expected return on plan assets	(6,266)	(6,313)	(5,780)
Amortization of prior service credit	—	—	(11)
Recognized net actuarial loss	2,134	1,866	2,345
Curtailment gain	—	—	(1,017)
Net Periodic Pension Expense	$(250)	$(347)	$296
Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income (Loss)
Net actuarial (gain) loss	$(3,271)	$3,678	$(6,018)
Recognized net actuarial loss	(2,134)	(1,866)	(2,345)
Recognized prior service credit	—	—	1,029
Total (Before Tax Effects)	$(5,405)	$1,812	$(7,334)
Total Recognized in Net Benefit Cost and Other Comprehensive (Loss)/Income (Before Tax Effects)	$(5,655)	$1,465	$(7,038)
The following table summarizes the actuarial weighted average assumptions used in determining net periodic pension cost:

	2018	2017	2016
Discount rate	3.75%	4.00%	4.25%
Rate of compensation increase(1)	—%	—%	3.00%
Expected return on assets	7.50%	7.50%	7.50%
(1)Rate of compensation increase is not applicable for 2018 and 2017 due to the amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans effective March 31, 2016.
The net actuarial loss included in accumulated other comprehensive loss expected to be recognized in net periodic pension cost in the following year ending December 31, 2019 is $1.6 million. There will be no prior service credit recognized due to the amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans.
The accumulated benefit obligation for the Plan was $95.2 million at December 31, 2018 and $106.7 million at December 31, 2017.
We consider many factors when setting the assumed rate of return on Plan assets. As a general guideline the assumed rate of return is equal to the weighted average of the expected returns for each asset category and is estimated based on historical returns as well as expected future returns. The weighted average discount rate is derived from corporate yield curves.
S&T Bank’s Retirement Plan Committee determines the investment policy for the Plan. In general, the targeted asset allocation is 5 percent to 15 percent equities and alternatives and 85 percent to 95 percent fixed income. In prior years the asset allocation was 50 percent to 70 percent equities and 30 percent to 50 percent fixed income. A strategic allocation within each asset class is based on the Plan’s duration, time horizon, risk tolerances, performance expectations, and asset class preferences. Investment managers have discretion to invest in any equity or fixed-income asset class, subject to the securities guidelines of the Plan’s Investment Policy Statement.
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
At this time, S&T Bank is not required to make a cash contribution to the Plan in 2019.

NOTE 21. EMPLOYEE BENEFITS -- continued

The following table provides information regarding estimated future benefit payments to be paid in each of the next five years and in the aggregate for the five years thereafter:

(dollars in thousands)	Amount

2019	$6,893
2020	6,813
2021	7,002
2022	6,961
2023	6,670
2024 - 2028	31,882
We also have nonqualified supplemental executive pension plans, or SERPs, for certain key employees. The SERPs are unfunded. The projected benefit obligations related to the SERPs were $4.4 million and $5.3 million at December 31, 2018 and 2017. These amounts also represent the net amount recognized in the statement of financial position for the SERPs. Net periodic benefit costs for the SERPs were $0.5 million for each of the years ended December 31, 2018, 2017 and 2016. Additionally, $1.9 million, $2.7 million and $2.5 million before tax was reflected in accumulated other comprehensive income (loss) at December 31, 2018, 2017 and 2016, in relation to the SERPs. The actuarial assumptions used for the SERPs are the same as those used for the Plan.
We maintain a Thrift Plan, a qualified defined contribution plan, in which substantially all employees are eligible to participate. We make matching contributions to the Thrift Plan up to 3.5 percent of participants’ eligible compensation and may make additional profit-sharing contributions as provided by the Thrift Plan. Expense related to these contributions amounted to $1.7 million in 2018, $1.8 million in 2017 and $1.7 million in 2016.
Fair Value Measurements
The following tables present our Plan assets measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2018 and 2017. Cash and cash equivalents of $2.2 million were transferred to Level 1 from Level 2 during the year ended December 31, 2018. The transfer to Level 1 relates to changes in our plan asset allocation as set forth in the plan's investment policy. There were no transfers between Level 1 and Level 2 for items of a recurring basis during the year ended December 31, 2017. There were no purchases or transfers of Level 3 plan assets in 2018.

	December 31, 2018
	Fair Value Asset Classes(1)
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(2)	$2,164	$—	$—	$2,164
Fixed income(3)	91,830	—	—	91,830
Equities:
Equity index mutual funds—international(4)	2,604	—	—	2,604
Domestic individual equities(5)	4,884	—	—	4,884
Total Assets at Fair Value	$101,482	$—	$—	$101,482
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
(4)The sole investment within this asset class is the Vanguard Total International Stock Index Fund Admiral Shares.
(5)This asset class includes individual domestic equities invested in an active all-cap strategy. It may also include convertible bonds.

NOTE 21. EMPLOYEE BENEFITS -- continued

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
(4)The sole investment within this asset class is Harbor International Institutional Fund.
(5)This asset class includes individual domestic equities invested in an active all-cap strategy. It may also include convertible bonds.

NOTE 22. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN
We adopted an Incentive Stock Plan in 2014 that provides for cash performance awards and for granting incentive stock options, nonstatutory stock options, restricted stock, restricted stock units and appreciation rights. A maximum of 750,000 shares of our common stock are available for awards granted under the 2014 Incentive Plan and the plan expires ten years from the date of board approval. As of December 31, 2018, no nonstatutory stock options were outstanding under the 2014 Stock Plan. There are no outstanding shares for nonstatutory stock option awards remaining under the 2003 Stock Plan.
Restricted Stock
We periodically issue restricted stock to employees and directors, pursuant to our 2014 Stock Plan. As of December 31, 2018, 442,567 restricted shares have been granted under the 2014 Stock Plan.
During 2018, 2017, and 2016, we granted 9,264, 12,728 and 15,613 restricted shares of common stock to outside directors under the 2014 Stock Plan. The grants are part of the compensation arrangement approved by the Compensation and Benefits Committee whereby the directors receive compensation in the form of both cash and restricted shares of common stock. These shares fully vest one year after the date of grant. The closing price of our stock is used to determine the fair value on the date of grant.
During 2018, 2017, and 2016, we granted 66,733, 77,387 and 95,030 restricted shares of common stock to senior management under our Long Term Incentive Plan, or LTIP, within the 2014 Stock Plan. The restricted shares granted under the LTIP consist of both time and performance-based awards. The awards were granted in accordance with performance levels set by the Compensation and Benefits Committee. Vesting for the time-based awards is 50 percent after two years and the remaining 50 percent at the end of the third year. The performance-based awards vest at the end of the three-year period. During the vesting period, if the recipient leaves S&T before the end of the vesting period, shares will be forfeited except in the case of retirement, disability or death where accelerated vesting provisions are defined within the awards agreement. The average of the high and low prices of the stock is used to determine the fair value on the date of grant.
During 2018, 2017 and 2016, we recognized compensation expense of $1.9 million, $3.0 million and $2.5 million and realized a tax benefit of $0.4 million, $1.1 million and $0.9 million related to restricted stock grants.

NOTE 22. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN -- continued

The following table provides information about restricted stock granted under the 2014 Stock Plan for the years ended December 31:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	225,500	$26.16
Granted	90,115	35.19
Vested	83,958	24.82
Forfeited	11,089	29.56
Non-vested at December 31, 2017	220,568	$30.19
Granted	75,997	42.43
Vested	63,323	29.19
Forfeited	26,847	30.18
Non-vested at December 31, 2018	206,395	$30.70
As of December 31, 2018, there was $2.8 million of total unrecognized compensation cost related to restricted stock that will be recognized as compensation expense over a weighted average period of 1.66 years.
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

NOTE 23. PARENT COMPANY CONDENSED FINANCIAL INFORMATION
The following condensed financial statements summarize the financial position of S&T Bancorp, Inc. as of December 31, 2018 and 2017 and the results of its operations and cash flows for each of the three years ended December 31, 2018, 2017 and 2016.
BALANCE SHEETS

	December 31,
(dollars in thousands)	2018	2017
ASSETS
Cash	$8,869	$21,310
Investments in:
Bank subsidiary	925,286	857,293
Nonbank subsidiaries	15,479	19,569
Other assets	8,458	7,272
Total Assets	$958,092	$905,444
LIABILITIES
Long-term debt	$20,619	$20,619
Other liabilities	1,712	794
Total Liabilities	22,331	21,413
Total Shareholders’ Equity	935,761	884,031
Total Liabilities and Shareholders’ Equity	$958,092	$905,444
STATEMENTS OF NET INCOME

	Years ended December 31,
(dollars in thousands)	2018	2017	2016
Dividends from subsidiaries	$44,988	$36,169	$34,134
Investment income	24	22	17
Total Income	45,012	36,191	34,151
Interest expense on long-term debt	1,149	955	854
Other expenses	3,988	3,801	4,012
Total Expense	5,137	4,756	4,866
Income before income tax and undistributed net income of subsidiaries	39,875	31,435	29,285
Income tax benefit	(1,093)	(1,596)	(1,697)
Income before undistributed net income of subsidiaries	40,968	33,031	30,982
Equity in undistributed net income (distribution in excess of net income) of:
Bank subsidiary	68,385	40,877	40,051
Nonbank subsidiaries	(4,019)	(940)	359
Net Income	$105,334	$72,968	$71,392

NOTE 23. PARENT COMPANY CONDENSED FINANCIAL INFORMATION -- continued

STATEMENTS OF CASH FLOWS

	Years ended December 31,
(dollars in thousands)	2018	2017	2016
OPERATING ACTIVITIES
Net Income	$105,334	$72,968	$71,392
Equity in undistributed (earnings) losses of subsidiaries	(64,366)	(39,937)	(40,410)
Tax benefit from stock-based compensation	—	—	(9)
Other	1,695	480	379
Net Cash Provided by Operating Activities	42,663	33,511	31,352
INVESTING ACTIVITIES
Net investments in subsidiaries	—	—	—
Net Cash Used in Investing Activities	—	—	—
FINANCING ACTIVITIES
Sale of treasury shares, net	(657)	(689)	(115)
Purchase of treasury shares	(12,256)	—	—
Cash dividends paid to common shareholders	(34,539)	(28,569)	(26,784)
Tax benefit from stock-based compensation	—	—	9
Payment to repurchase of warrant	(7,652)	—	—
Net Cash Used in Financing Activities	(55,104)	(29,258)	(26,890)
Net (decrease) increase in cash	(12,441)	4,253	4,462
Cash at beginning of year	21,310	17,057	12,595
Cash at End of Year	$8,869	$21,310	$17,057

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
The most recent notifications from the Federal Reserve and the FDIC categorized S&T and S&T Bank as well capitalized under the regulatory framework for corrective action. There have been no conditions or events that we believe have changed S&T's or S&T Bank’s status during 2018 and 2017.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2018 and 2017, we met all capital adequacy requirements to which we are subject.

NOTE 24. REGULATORY MATTERS -- continued

The following table summarizes risk-based capital amounts and ratios for S&T and S&T Bank:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Leverage Ratio
S&T	$689,778	10.05%	$274,497	4.00%	$343,121	5.00%
S&T Bank	659,304	9.63%	273,820	4.00%	342,275	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	669,778	11.38%	264,933	4.50%	382,681	6.50%
S&T Bank	659,304	11.23%	264,127	4.50%	381,517	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	689,778	11.72%	353,244	6.00%	470,992	8.00%
S&T Bank	659,304	11.23%	352,170	6.00%	469,560	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	777,913	13.21%	470,992	8.00%	588,741	10.00%
S&T Bank	747,438	12.73%	469,560	8.00%	586,950	10.00%
As of December 31, 2017
Leverage Ratio
S&T	$628,876	9.17%	$274,254	4.00%	$342,818	5.00%
S&T Bank	582,929	8.52%	273,538	4.00%	341,922	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	608,876	10.71%	255,778	4.50%	369,457	6.50%
S&T Bank	582,929	10.29%	255,024	4.50%	368,368	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	628,876	11.06%	341,037	6.00%	454,717	8.00%
S&T Bank	582,929	10.29%	340,032	6.00%	453,375	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	713,056	12.55%	454,717	8.00%	568,396	10.00%
S&T Bank	666,560	11.76%	453,375	8.00%	566,719	10.00%

NOTE 25. SELECTED FINANCIAL DATA
The following table presents selected financial data for the most recent eight quarters.

	2018				2017
(dollars in thousands, except per share data) (unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
SUMMARY OF OPERATIONS
Interest income	$76,589	$73,627	$71,581	$68,029	$67,855	$66,723	$64,914	$61,150
Interest expense	16,747	14,365	13,178	11,097	10,027	9,267	8,344	7,272
Provision for loan losses	2,716	462	9,345	2,472	982	2,850	4,869	5,183
Net Interest Income After Provision For Loan Losses	57,126	58,800	49,058	54,460	56,846	54,606	51,701	48,695
Security (losses) gains, net	—	—	—	—	(986)	—	3,617	370
Noninterest income	11,095	12,042	12,251	13,792	13,636	13,551	12,648	12,626
Noninterest expense	36,415	37,085	35,863	36,082	37,947	36,553	36,597	36,808
Income Before Taxes	31,806	33,757	25,446	32,170	31,549	31,604	31,369	24,883
Provision for income taxes	4,952	2,876	4,010	6,007	22,255	8,883	8,604	6,695
Net Income Available to Common Shareholders	$26,854	$30,881	$21,436	$26,163	$9,294	$22,721	$22,765	$18,188
Per Share Data
Common earnings per share—diluted	$0.77	$0.88	$0.61	$0.75	$0.27	$0.65	$0.65	$0.52
Dividends declared per common share	0.27	0.25	0.25	0.22	0.22	0.20	0.20	0.20
Common book value	26.98	26.27	25.91	25.58	25.28	25.37	24.90	24.45

NOTE 26. SALE OF A MAJORITY INTEREST OF INSURANCE BUSINESS
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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&T Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited S&T Bancorp, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, S&T Bancorp, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, the related consolidated statements of net income, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes and our report dated February 21, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP

Pittsburgh, PA
February 21, 2019

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&T Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of S&T Bancorp, Inc. (the Company) as of December 31, 2018, the related consolidated statements of net income, comprehensive income, changes in shareholders' equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Pittsburgh, Pennsylvania
February 21, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
S&T Bancorp, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of S&T Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2017, the related consolidated statements of net income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP

We served as the Company’s auditor from 2007 to 2018.
Pittsburgh, Pennsylvania
March 1, 2018

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

Item 9A.  CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of December 31, 2018. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed S&T’s system of internal control over financial reporting as of December 31, 2018, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concludes that, as of December 31, 2018, S&T’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).”
Ernst & Young LLP, independent registered public accounting firm, has issued a report on the effectiveness of S&T’s internal control over financial reporting as of December 31, 2018, which is included herein.
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
Item 9B.  OTHER INFORMATION
Not applicable

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Part III, Item 10 of Form 10-K is incorporated herein from the sections entitled “Beneficial Ownership of S&T Common Stock by Directors and Officers -- Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal 1 -- Election of Directors,” “Executive Officers of the Registrant,” “Corporate Governance --Audit Committee,” "Corporate Governance - Director Qualifications and Nominations: Board Diversity" and “Corporate Governance - Code of Conduct and Ethics” in our proxy statement relating to our May 20, 2019 annual meeting of shareholders.

Item 11.  EXECUTIVE COMPENSATION
The information required by Part III, Item 11 of Form 10-K is incorporated herein from the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Corporate Governance -- Compensation Committee Interlocks and Insider Participation,” “Corporate Governance - The S&T Board’s Role in Risk Oversight” and “Compensation and Benefits Committee Report” in our proxy statement relating to our May 20, 2019 annual meeting of shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by Part III, Item 12 of Form 10-K is incorporated herein from the sections entitled “Beneficial Owners of S&T Common Stock” and “Beneficial Ownership of S&T Common Stock by Directors and Officers” in our proxy statement relating to our May 20, 2019 annual meeting of shareholders.
Equity Compensation Plan Information
The following table provides information as of December 31, 2018 related to the equity compensation plans in effect at that time.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders(1)	54,534	(2)		349,876
Equity compensation plans not approved by shareholders	—		—	—
Total	54,534		$—	349,876
(1)Awards granted under the 2014 Incentive Stock Plan.
(2) Represents performance shares that can be earned under the 2014 Stock Plan with no associated exercise price.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Part III, Item 13 of Form 10-K is incorporated herein from the sections entitled “Related Person Transactions” and “Corporate Governance -- Director Independence” in our proxy statement relating to our May 20, 2019 annual meeting of shareholders.
Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Part III, Item 14 of Form 10-K is incorporated herein from the section entitled “Proposal 2: Ratification of the Selection of Independent Registered Public Accounting Firm for Fiscal Year 2019” in our proxy statement relating to our May 20, 2019 annual meeting of shareholders.

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

(b) Exhibits
2.1
Agreement and Plan of Merger, dated as of October 29, 2014, between S&T Bancorp, Inc. and Integrity Bancshares, Inc. Filed as Exhibit 2.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on October 30, 2014, and incorporated herein by reference.

3.1	Articles of Incorporation of S&T Bancorp, Inc. Filed as Exhibit B to Form S-4 Registration Statement (No. 2-83565) of S&T Bancorp, Inc., dated May 5, 1983, and incorporated herein by reference.

3.2
Amendment to Articles of Incorporation of S&T Bancorp, Inc. Filed as Exhibit 3.2 to Form S-4 Registration Statement (No. 33-02600) of S&T Bancorp, Inc. dated January 15, 1986, and incorporated herein by reference.

3.3
Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective May 8, 1989 Filed as Exhibit 3.3 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ended December 31, 1998, and incorporated herein by reference.

3.4
Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective July 21, 1995. Filed as Exhibit 3.4 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ended December 31, 1998, and incorporated herein by reference.

3.5
Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective June 18, 1998. Filed as Exhibit 3.5 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ended December 31, 1998, and incorporated herein by reference.

3.6
Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective April 21, 2008. Filed as Exhibit 3.1 to S&T Bancorp, Inc. Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2008, and incorporated herein by reference.

3.7	Certificate of Designations for the Series A Preferred Stock. Filed as Exhibit 3.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 15, 2009, and incorporated herein by reference.

3.8	Amended and Restated By-laws of S&T Bancorp, Inc. Filed as Exhibit 3.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 30, 2019, and incorporated herein by reference.

The Company has certain long-term debt but has not filed the instruments evidencing such debt as Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the Companies total consolidated assets. The Company agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.

10.1
S&T Bancorp, Inc. 2003 Incentive Stock Plan. Filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 333-111557) of S&T Bancorp, Inc. dated December 24, 2003, and incorporated herein by reference.*

10.2
S&T Bancorp, Inc. Thrift Plan for Employees of S&T Bank, as amended and restated. Filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 333-156541) of S&T Bancorp, Inc. dated December 31, 2008, and incorporated herein by reference.*

10.3
Dividend Reinvestment and Stock Purchase Plan of S&T Bancorp, Inc. Filed as Exhibit 4.2 to Form S-3D Registration Statement (No. 333-156555) of S&T Bancorp, Inc. dated January 2, 2009 (included within the prospectus contained therein), and incorporated herein by reference.

10.4
Severance Agreement, by and between Todd D. Brice and S&T Bancorp, Inc., dated April 7, 2015. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on April 10, 2015, and incorporated herein by reference.*

10.5
Severance Agreement, by and between David G. Antolik and S&T Bancorp, Inc. dated April 7, 2015. Filed as Exhibit 10.3 to S&T Bancorp, Inc. Current Report on Form 8-K filed on April 10, 2015, and incorporated herein by reference.*

10.6
Severance Agreement, by and between Mark Kochvar and S&T Bancorp, Inc. dated April 7, 2015. Filed as Exhibit 10.2 to S&T Bancorp, Inc. Current Report on Form 8-K filed on April 10, 2015, and incorporated herein by reference.*

10.7
Severance Agreement, by and between David Ruddock and S&T Bancorp, Inc. dated April 7, 2015. Filed as Exhibit 10.4 to S&T Bancorp, Inc. Current Report on Form 8-K filed on April 10, 2015, and incorporated herein by reference.*

10.8
Severance Agreement, by and between Patrick Haberfield and S&T Bancorp, Inc. dated April 7, 2015. Filed as Exhibit 10.5 to S&T Bancorp, Inc. Current Report on Form 8-K filed on April 10, 2015, and incorporated herein by reference.*

(b) Exhibits
10.9	S&T Bancorp, Inc. 2014 Incentive Plan. Filed as Exhibit 10.9 to S&T Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference. *

10.10	Employment Agreement of Thomas John Sposito II, Filed as Exhibit 10.1 to S&T Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference*

10.11
Change in Control Severance Agreement for Thomas John Sposito II, Filed as Exhibit 10.2 to S&T Bancorp, Inc. Quarter Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference*

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, S&T Bancorp, Inc.'s Current Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, S&T Bancorp, Inc.'s Former Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Principal Financial Officer.

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 is formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&T BANCORP, INC. (Registrant)
2/21/2019
Todd D. Brice Chief Executive Officer (Principal Executive Officer)	Date

2/21/2019
Mark Kochvar Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

	Chief Executive Officer and Director (Principal Executive Officer)	2/21/2019
Todd D. Brice

	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2/21/2019
Mark Kochvar

/s/ Melanie Lazzari	Executive Vice President, Controller	2/21/2019
Melanie Lazzari

/s/ David G. Antolik	President, Chief Lending Officer and Director	2/21/2019
David G. Antolik

/s/ Christine J. Toretti	Chair of the Board and Director	2/21/2019
Christine J. Toretti

	Director	2/21/2019
Christina A. Cassotis

/s/ Michael J. Donnelly	Director	2/21/2019
Michael J. Donnelly

SIGNATURE	TITLE	DATE
	Director	2/21/2019
James T. Gibson

	Director	2/21/2019
Jeffrey D. Grube

	Director	2/21/2019
Jerry D. Hostetter

/s/ Frank W. Jones	Director	2/21/2019
Frank W. Jones

/s/ Robert E. Kane	Director	2/21/2019
Robert E. Kane

/s/ David L. Krieger	Director	2/21/2019
David L. Krieger

	Director	2/21/2019
James C. Miller

/s/ Frank J. Palermo, Jr.	Director	2/21/2019
Frank J. Palermo, Jr.

/s/ Steven J. Weingarten	Director	2/21/2019
Steven J. Weingarten