Form 10-Q
period 2019-03-31
S&T BANCORP INC
filed 2019-05-01
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Common Stock, $2.50 Par Value - 34,329,717 shares as of April 30, 2019

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $61,327 and $82,740 at March 31, 2019 and December 31, 2018	$116,820	$155,489
Securities, at fair value	680,420	684,872
Loans held for sale	2,706	2,371
Portfolio loans, net of unearned income	5,935,452	5,946,648
Allowance for loan losses	(61,409)	(60,996)
Portfolio loans, net	5,874,043	5,885,652
Bank owned life insurance	74,401	73,900
Premises and equipment, net	42,199	41,730
Federal Home Loan Bank and other restricted stock, at cost	19,959	29,435
Goodwill	287,446	287,446
Other intangible assets, net	2,418	2,601
Other assets	128,850	88,725
Total Assets	$7,229,262	$7,252,221
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,423,436	$1,421,156
Interest-bearing demand	541,053	573,693
Money market	1,700,964	1,482,065
Savings	767,175	784,970
Certificates of deposit	1,400,773	1,412,038
Total Deposits	5,833,401	5,673,922
Securities sold under repurchase agreements	23,427	18,383
Short-term borrowings	235,000	470,000
Long-term borrowings	70,418	70,314
Junior subordinated debt securities	45,619	45,619
Other liabilities	78,241	38,222
Total Liabilities	6,286,106	6,316,460
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—36,130,480 shares at March 31, 2019 and at December 31, 2018 Outstanding— 34,330,136 shares at March 31, 2019 and 34,683,874 shares at December 31, 2018	90,326	90,326
Additional paid-in capital	210,949	210,345
Retained earnings	716,078	701,819
Accumulated other comprehensive loss	(16,931)	(23,107)
Treasury stock (1,800,344 shares at March 31, 2019 and 1,446,606 shares at December 31, 2018, at cost)	(57,266)	(43,622)
Total Shareholders’ Equity	943,156	935,761
Total Liabilities and Shareholders’ Equity	$7,229,262	$7,252,221
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2019	2018
INTEREST AND DIVIDEND INCOME
Loans, including fees	$73,392	$63,055
Investment Securities:
Taxable	3,790	3,429
Tax-exempt	844	874
Dividends	564	671
Total Interest and Dividend Income	78,590	68,029
INTEREST EXPENSE
Deposits	14,981	7,846
Borrowings and junior subordinated debt securities	3,253	3,251
Total Interest Expense	18,234	11,097
NET INTEREST INCOME	60,356	56,932
Provision for loan losses	5,649	2,472
Net Interest Income After Provision for Loan Losses	54,707	54,460
NONINTEREST INCOME
Service charges on deposit accounts	3,153	3,241
Debit and credit card	2,974	3,037
Wealth management	2,048	2,682
Mortgage banking	494	602
Gain on sale of a majority interest of insurance business	—	1,873
Other	2,693	2,357
Total Noninterest Income	11,362	13,792
NONINTEREST EXPENSE
Salaries and employee benefits	20,910	18,815
Data processing and information technology	3,233	2,325
Net occupancy	3,036	2,873
Furniture, equipment and software	2,230	1,957
Other taxes	1,185	1,848
Professional services and legal	1,184	1,051
Marketing	1,141	702
FDIC insurance	516	1,108
Other	5,484	5,403
Total Noninterest Expense	38,919	36,082
Income Before Taxes	27,150	32,170
Provision for income taxes	4,222	6,007
Net Income	$22,928	$26,163
Earnings per share—basic	$0.67	$0.75
Earnings per share—diluted	$0.66	$0.75
Dividends declared per share	$0.27	$0.22
Comprehensive Income	$29,104	$14,637
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at January 1, 2018	$90,326	$216,106	$628,107	$(18,427)	$(32,081)	$884,031
Net income for the three months ended March 31, 2018	—	—	26,163	—	—	26,163
Other comprehensive income (loss), net of tax	—	—	—	(6,973)	—	(6,973)
Reclassification of tax effects from the Tax Act(1)	—	—	3,691	(3,691)	—	—
Reclassification of net unrealized gains on equity securities(2)	—	—	862	(862)	—	—
Cash dividends declared ($0.22 per share)	—	—	(7,669)	—	—	(7,669)
Treasury stock issued for restricted awards (66,165 shares, net of 37,592 forfeitures)	—	—	(1,229)	—	572	(657)
Recognition of restricted stock compensation expense	—	512	—	—	—	512
Balance at March 31, 2018	$90,326	$216,618	$649,925	$(29,953)	$(31,509)	$895,407

Balance at January 1, 2019	$90,326	$210,345	$701,819	$(23,107)	$(43,622)	$935,761
Net Income for the three months ended March 31, 2019	—	—	22,928	—	—	22,928
Other comprehensive income (loss), net of tax	—	—	—	6,176	—	6,176
Impact of new lease standard			167			167
Cash dividends declared ($0.27 per share)	—	—	(9,317)	—	—	(9,317)
Forfeitures of restricted stock awards (39,834 shares)	—	—	481	—	(1,357)	(876)
Repurchase of S&T Stock (313,904 shares)	—	—	—	—	(12,287)	(12,287)
Recognition of restricted stock compensation expense	—	604	—	—	—	604
Balance at March 31, 2019	$90,326	$210,949	$716,078	$(16,931)	$(57,266)	$943,156
See Notes to Consolidated Financial Statements
(1)Reclassification due to the adoption of ASU No. 2018-02, $(3,924) relates to funded status of pension and $233 relates to net unrealized gains on available-for-sale securities.
(2)Reclassification due to the adoption of ASU No. 2016-01.

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
OPERATING ACTIVITIES
Net income	$22,928	$26,163
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,649	2,472
Net increase (decrease) in unfunded loan commitments	35	(71)
Net depreciation, amortization and accretion	1,420	1,017
Net amortization of discounts and premiums on securities	776	796
Stock-based compensation expense	604	512
Mortgage loans originated for sale	(14,506)	(16,827)
Proceeds from the sale of mortgage loans	14,464	18,326
Gain on the sale of mortgage loans, net	(293)	(296)
Gain on the sale of majority interest of insurance business	—	(1,873)
Net (increase) decrease in interest receivable	(1,963)	336
Net decrease in interest payable	(789)	(720)
Net (increase) decrease in other assets	(3,466)	4,120
Net increase in other liabilities	5,600	3,836
Net Cash Provided by Operating Activities	30,459	37,791
INVESTING ACTIVITIES
Purchases of securities	(9,437)	(27,565)
Proceeds from maturities, prepayments and calls of securities	20,193	22,104
Net proceeds from sales (purchases) of Federal Home Loan Bank stock	9,477	(499)
Net decrease in loans	4,760	27,717
Proceeds from sale of loans not originated for resale	465	2,060
Purchases of premises and equipment	(1,757)	(309)
Proceeds from the sale of premises and equipment	—	109
Proceeds from the sale of majority interest of insurance business	—	4,540
Net Cash Provided by Investing Activities	23,701	28,157
FINANCING ACTIVITIES
Net increase in core deposits	170,744	14,793
Net decrease in certificates of deposit	(11,241)	(55,557)
Net increase (decrease) in securities sold under repurchase agreements	5,044	(5,544)
Net decrease in short-term borrowings	(235,000)	(15,000)
Proceeds (repayments), net on long-term borrowings	104	(617)
Treasury shares issued-net	(876)	(657)
Cash dividends paid to common shareholders	(9,317)	(7,669)
Repurchase of common stock	(12,287)	—
Net Cash Used in Financing Activities	(92,829)	(70,251)
Net decrease in cash and cash equivalents	(38,669)	(4,303)
Cash and cash equivalents at beginning of period	155,489	117,152
Cash and Cash Equivalents at End of Period	$116,820	$112,849
Supplemental Disclosures
Loans transferred to held for sale	$—	$2,060
Leased right-of-use assets and lease liabilities added to the balance sheet	$35,686	$—
Interest paid	$19,023	$11,817
Income taxes paid, net of refunds	$1,432	$108
Transfer net assets to investment in insurance company partnership	$—	$1,917
Transfers of loans to other real estate owned	$80	$2,599
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements of S&T have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission, or SEC, on February 21, 2019. In the opinion of management, the accompanying interim financial information reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.
On January 1, 2018, we sold a 70 percent majority interest in the assets of our wholly-owned subsidiary S&T Evergreen Insurance, LLC. We transferred our remaining 30 percent ownership interest in the net assets of S&T Evergreen Insurance, LLC to a new entity for a 30 percent ownership interest in a new insurance entity (see Note 15: Sale of a Majority Interest of Insurance Business). We use the equity method of accounting to recognize our partial ownership interest in the new entity.
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
Recently Adopted Accounting Standards Updates, or ASU or Update
Leases - Section A-Amendments to the FASB Accounting Standards Codification, Section B-Conforming Amendments Related to Leases and Section C-Background Information and Basis for Conclusions
In February 2016, the Financial Accounting Standards Board, or FASB, established ASC Topic 842, by issuing ASU No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use, or ROU, model that requires a lessee to recognize ROU assets and lease liabilities on the balance sheet. Leases will be classified as finance or operating leases, with classification affecting the pattern and classification of expense recognition in the statement of operations. We adopted the new standard on January 1, 2019 (see Note 7: Right-of-Use Assets and Lease Liabilities).
The new standard provides a number of optional practical expedients in transition. We have elected the "package of practical expedients," which permit us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We elected the "use-of-hindsight" practical expedient which allows us to use hindsight in judgments that impact the lease term. We have also elected an accounting policy not to restate comparative periods upon adoption.
The most significant effects of adopting the new standard relate to the recognition of ROU assets and lease liabilities on our balance sheet for our real estate leases and providing significant new disclosures about our leasing activities.
Upon adoption, we recognized additional finance lease liabilities of approximately $1.2 million and operating lease liabilities, net of deferred rent, of approximately $33.7 million based on the present value of the remaining minimum rental

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

payments under current leasing standards for existing leases. We also recognized corresponding finance ROU assets of $1.2 million and operating ROU assets of approximately $33.4 million. The adoption had no material impact on the Consolidated Statements of Comprehensive Income.
The new standard also provides practical expedients for our ongoing lease accounting. We elected the short-term lease recognition exemption for all leases with terms of 12 months or less. This means that we will not recognize ROU assets or lease liabilities for existing short-term leases of those assets in transition. Beginning in 2019, we made changes to our disclosed lease recognition policies and practices, as well as to other related financial statement disclosures due to the adoption of this standard (See Note 7: Right-of-Use Assets and Lease Liabilities).
Leases - Land Easement Practical Expedient for Transition to Topic 842
In January 2018, the FASB issued ASU No. 2018-01, Leases - Land Easement Practical Expedient for Transition to Topic 842. The amendments in this ASU permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that existed or expired before the entity's adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. We have one land easement lease that we previously accounted for under Topic 840; as such, this lease has been recognized as an operating lease under Topic 842. We adopted the amendments in this ASU in conjunction with the adoption of the new lease standard, ASU 2016-02.
Accounting Standards Issued But Not Yet Adopted
Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU apply to an entity that is a customer in a hosting arrangement that is a service contract. These amendments relate to accounting for implementation costs (e.g., implementation, setup and other upfront costs.) These amendments require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which costs to capitalize and which costs to expense. These amendments require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This ASU is effective for annual and interim periods beginning after December 15, 2019. Early adoption of the amendments is permitted, including adoption in any interim period. We are evaluating the amendments in this ASU; however, we do not anticipate that these amendments will materially impact our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.
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
Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove certain disclosures from Topic 820, modify disclosures and/or require additional disclosures. The amendments in this Update will require us to change our Fair Value disclosures beginning with our Form 10-Q for the period ended March 31, 2020. The amendments in this ASU will have no impact on our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment (Topic 350). The main objective of this ASU is to simplify the current requirements for testing goodwill for impairment by eliminating step two from the goodwill impairment test. The amendments are expected to reduce the complexity and costs associated with performing the goodwill impairment test, which could result in recording impairment charges sooner than under the current guidance. This Update is effective for any interim and annual impairment tests in reporting periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this ASU is not expected to have any impact on our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. EARNINGS PER SHARE
Diluted earnings per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted earnings per share. For the three months ended March 31, 2019, the treasury stock method is more dilutive and was used to determine diluted earnings per share. The following table reconciles the numerators and denominators of basic and diluted earnings per share calculations for the periods presented.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2019	2018
Numerator for Earnings per Share—Basic:
Net income	$22,928	$26,163
Less: Income allocated to participating shares	62	80
Net Income Allocated to Shareholders	$22,866	$26,083

Numerator for Earnings per Share—Diluted:
Net income	$22,928	$26,163
Net Income Available to Shareholders	$22,928	$26,163

Denominators for Earnings per Share:
Weighted Average Shares Outstanding—Basic	34,414,555	34,756,726
Add: Potentially dilutive shares	128,256	242,439
Denominator for Treasury Stock Method—Diluted	34,542,811	34,999,165

Weighted Average Shares Outstanding—Basic	34,414,555	34,756,726
Add: Average participating shares outstanding	92,659	106,722
Denominator for Two-Class Method—Diluted	34,507,214	34,863,448

Earnings per share—basic	$0.67	$0.75
Earnings per share—diluted	$0.66	$0.75
Warrants considered anti-dilutive excluded from potentially dilutive shares - exercise price $31.53 per share, expires January 2019 (1)	—	400,722
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	68,314	90,298
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
Recurring Basis
Debt Securities Available-for-Sale
We obtain fair values for debt securities from a third-party pricing service which utilizes several sources for valuing fixed-income securities. We validate prices received from our pricing service through comparison to a secondary pricing service and broker quotes. We review the methodologies of the pricing services which provide us with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of our debt securities. The market valuation sources for debt securities include observable inputs rather than significant unobservable inputs and are classified as Level 2. The service provider utilizes pricing models that vary by asset class and include available trade, bid and other market information. Generally, the methodologies include broker quotes, proprietary models, vast descriptive terms and conditions databases, and extensive quality control programs.

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

Deferred Compensation Plan Assets
We use quoted market prices to determine the fair value of our equity security assets. These securities are reported at fair value with the gains and losses included in noninterest income in our Consolidated Statements of Comprehensive Income. These assets are held in a deferred compensation plan and are invested in readily quoted mutual funds. Accordingly, these assets are classified as Level 1. Deferred compensation plan assets are reported in other assets in the Consolidated Balance Sheets.

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at March 31, 2019 and December 31, 2018. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	March 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Debt securities available-for-sale:
U.S. Treasury securities	$—	$9,837	$—	$9,837
Obligations of U.S. government corporations and agencies	—	129,369	—	129,369
Collateralized mortgage obligations of U.S. government corporations and agencies	—	154,159	—	154,159
Residential mortgage-backed securities of U.S. government corporations and agencies	—	22,514	—	22,514
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	237,554	—	237,554
Obligations of states and political subdivisions	—	122,489	—	122,489
Total Debt Securities Available-for-Sale	—	675,922	—	675,922
Marketable equity securities	—	4,498	—	4,498
Total Securities	—	680,420	—	680,420
Securities held in a deferred compensation plan	5,343	—	—	5,343
Derivative financial assets:
Interest rate swaps	—	10,645	—	10,645
Interest rate lock commitments	—	339	—	339
Forward sale contracts - mortgage loans	—	88	—	88
Total Assets	$5,343	$691,492	$—	$696,835
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$10,602	$—	$10,602
Total Liabilities	$—	$10,602	$—	$10,602

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

	December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Debt securities available-for-sale:
U.S. Treasury securities	$—	$9,736	$—	$9,736
Obligations of U.S. government corporations and agencies	—	128,261	—	128,261
Collateralized mortgage obligations of U.S. government corporations and agencies	—	148,659	—	148,659
Residential mortgage-backed securities of U.S. government corporations and agencies	—	24,350	—	24,350
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	246,784	—	246,784
Obligations of states and political subdivisions	—	122,266	—	122,266
Total Debt Securities Available-for-Sale	—	680,056	—	680,056
Marketable equity securities	—	4,816	—	4,816
Total Securities	—	684,872	—	684,872
Securities held in a deferred compensation plan	4,725	—	—	4,725
Derivative financial assets:
Interest rate swaps	—	5,504	—	5,504
Interest rate lock commitments	—	251	—	251
Forward sale contracts - Mortgage Loans	—	55	—	55
Total Assets	$4,725	$690,682	$—	$695,407
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$5,340	$—	$5,340
Total Liabilities	$—	$5,340	$—	$5,340

Assets Recorded at Fair Value on a Nonrecurring Basis

We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either March 31, 2019 or December 31, 2018.
The following table presents our assets that are measured at fair value on a nonrecurring basis by the fair value hierarchy level as of the dates presented:

	March 31, 2019				December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS(1)
Loans held for sale	$—	$—	$—	$—	$—	$—	$—	$—
Impaired loans	—	—	30,601	30,601	—	—	21,441	21,441
Other real estate owned	—	—	2,613	2,613	—	—	2,826	2,826
Mortgage servicing rights	—	—	1,089	1,089	—	—	1,197	1,197
Total Assets	$—	$—	$34,303	$34,303	$—	$—	$25,464	$25,464
(1)This table presents only the nonrecurring items that are recorded at fair value in our financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

The carrying values and fair values of our financial instruments at March 31, 2019 and December 31, 2018 are presented in the following tables:

	Carrying Value(1)	Fair Value Measurements at March 31, 2019
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$116,820	$116,820	$116,820	$—	$—
Securities	680,420	680,420	—	680,420	—
Loans held for sale	2,706	2,706	—	—	2,706
Portfolio loans, net	5,874,043	5,729,524	—	—	5,729,524
Bank owned life insurance	74,401	74,401	—	74,401	—
FHLB and other restricted stock	19,959	19,959	—	—	19,959
Securities held in a deferred compensation plan	5,343	5,343	5,343	—	—
Mortgage servicing rights	4,313	4,728	—	—	4,728
Interest rate swaps	10,645	10,645	—	10,645	—
Interest rate lock commitments	339	339	—	339	—
Forward sale contracts - mortgage loans	88	88	—	88	—
LIABILITIES
Deposits	$5,833,401	$5,825,873	$4,432,629	$1,393,244	$—
Securities sold under repurchase agreements	23,427	23,427	23,427	—	—
Short-term borrowings	235,000	235,000	235,000	—	—
Long-term borrowings	70,418	70,801	39,335	31,467	—
Junior subordinated debt securities	45,619	45,619	45,619	—	—
Interest rate swaps	10,602	10,602	—	10,602	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2018
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$155,489	$155,489	$155,489	$—	$—
Securities	684,872	684,872	—	684,872	—
Loans held for sale	2,371	2,469	—	—	2,469
Portfolio loans, net	5,885,652	5,728,843	—	—	5,728,843
Bank owned life insurance	73,900	73,900	—	73,900	—
FHLB and other restricted stock	29,435	29,435	—	—	29,435
Securities held in a Deferred Compensation Plan	4,725	4,725	4,725	—	—
Mortgage servicing rights	4,464	5,181	—	—	5,181
Interest rate swaps	5,504	5,504	—	5,504	—
Interest rate lock commitments	251	251	—	251	—
Forward sale contracts - mortgage loans	55	55	—	55	—
LIABILITIES
Deposits	$5,673,922	$5,662,193	$4,261,884	$1,400,309	$—
Securities sold under repurchase agreements	18,383	18,383	18,383	—	—
Short-term borrowings	470,000	470,000	470,000	—	—
Long-term borrowings	70,314	70,578	38,610	31,968	—
Junior subordinated debt securities	45,619	45,619	45,619	—	—
Interest rate swaps	5,340	5,340	—	5,340	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES

The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	March 31, 2019	December 31, 2018
Debt securities available-for-sale	$675,922	$680,056
Marketable equity securities	4,498	4,816
Total Securities	$680,420	$684,872
Debt Securities Available-for-Sale
The following tables present the amortized cost and fair value of debt securities available-for-sale as of the dates presented:

	March 31, 2019				December 31, 2018
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$9,961	$—	$(124)	$9,837	$9,958	$—	$(222)	$9,736
Obligations of U.S. government corporations and agencies	129,263	373	(267)	129,369	129,267	68	(1,074)	128,261
Collateralized mortgage obligations of U.S. government corporations and agencies	153,717	1,608	(1,166)	154,159	149,849	795	(1,985)	148,659
Residential mortgage-backed securities of U.S. government corporations and agencies	22,481	229	(196)	22,514	24,564	203	(417)	24,350
Commercial mortgage-backed securities of U.S. government corporations and agencies	239,196	272	(1,914)	237,554	251,660	—	(4,876)	246,784
Obligations of states and political subdivisions	119,020	3,480	(11)	122,489	119,872	2,448	(54)	122,266
Total Debt Securities Available-for-Sale	$673,638	$5,962	$(3,678)	$675,922	$685,170	$3,514	$(8,628)	$680,056

The following tables present the fair value and the age of gross unrealized losses on debt securities available-for-sale by investment category as of the dates presented:

	March 31, 2019
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	1	$9,837	$(124)	1	$9,837	$(124)
Obligations of U.S. government corporations and agencies	—	—	—	8	65,828	(267)	8	65,828	(267)
Collateralized mortgage obligations of U.S. government corporations and agencies	1	2,367	(5)	14	72,936	(1,161)	15	75,303	(1,166)
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	5	11,297	(196)	5	11,297	(196)
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—	—	24	215,320	(1,914)	24	215,320	(1,914)
Obligations of states and political subdivisions	—	—	—	1	5,225	(11)	1	5,225	(11)
Total Temporarily Impaired Debt Securities	1	$2,367	$(5)	53	$380,443	$(3,673)	54	$382,810	$(3,678)

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
We do not believe any individual unrealized loss as of March 31, 2019 represents an other than temporary impairment, or OTTI. At March 31, 2019 there were 54 debt securities in an unrealized loss position and at December 31, 2018, there were 65 debt securities in an unrealized loss position. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES – continued

The following table presents net unrealized gains and losses, net of tax, on debt securities available-for-sale included in accumulated other comprehensive income/(loss), for the periods presented:

	March 31, 2019			December 31, 2018
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized (Losses)/Gains	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)
Total unrealized gains/(losses) on debt securities available-for-sale	$5,962	$(3,678)	$2,284	$3,514	$(8,628)	$(5,114)
Income tax (expense) benefit	(1,271)	784	(487)	(746)	1,832	1,086
Net Unrealized Gains/(Losses), Net of Tax Included in Accumulated Other Comprehensive Income/(Loss)	$4,691	$(2,894)	$1,797	$2,768	$(6,796)	$(4,028)
The amortized cost and fair value of debt securities available-for-sale at March 31, 2019 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2019
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$30,673	$30,661
Due after one year through five years	137,885	138,709
Due after five years through ten years	66,445	68,060
Due after ten years	23,241	24,265
Debt Securities Available-for-Sale With Maturities	258,244	261,695
Collateralized mortgage obligations of U.S. government corporations and agencies	153,717	154,159
Residential mortgage-backed securities of U.S. government corporations and agencies	22,481	22,514
Commercial mortgage-backed securities of U.S. government corporations and agencies	239,196	237,554
Total Debt Securities Available-for-Sale	$673,638	$675,922
Debt securities with carrying values of $214.1 million at March 31, 2019 and $236.0 million at December 31, 2018 were pledged for various regulatory and legal requirements.
Marketable Equity Securities
The following table presents realized and unrealized net gains and losses for our marketable equity securities for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Marketable Equity Securities
Net market (losses)/gains recognized	$(318)	$52
Less: Net gains recognized for equity securities sold	—	—
Unrealized (Losses)/Gains on Equity Securities Still Held	$(318)	$52
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE

Loans are presented net of unearned income of $4.7 million and $5.3 million at March 31, 2019 and December 31, 2018.
The following table indicates the composition of loans as of the dates presented:

(dollars in thousands)	March 31, 2019	December 31, 2018
Commercial
Commercial real estate	$2,901,625	$2,921,832
Commercial and industrial	1,513,007	1,493,416
Commercial construction	245,658	257,197
Total Commercial Loans	4,660,290	4,672,445
Consumer
Residential mortgage	729,914	726,679
Home equity	463,566	471,562
Installment and other consumer	70,960	67,546
Consumer construction	10,722	8,416
Total Consumer Loans	1,275,162	1,274,203
Total Portfolio Loans	5,935,452	5,946,648
Loans held for sale	2,706	2,371
Total Loans	$5,938,158	$5,949,019

We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 79 percent of total portfolio loans at both March 31, 2019 and December 31, 2018. Within our commercial portfolio, the Commercial Real Estate, or CRE, and Commercial Construction portfolios combined comprised $3.1 billion or 68 percent of total commercial loans at March 31, 2019 and $3.2 billion or 68 percent of total commercial loans at December 31, 2018 and 53 percent of total portfolio loans at both March 31, 2019 and December 31, 2018. Further segmentation of the CRE and Commercial Construction portfolios by collateral type reveals no concentration in excess of 13.2 percent of both total CRE and Commercial Construction loans at March 31, 2019 and 14.0 percent at December 31, 2018.
We lend primarily in Pennsylvania and the contiguous states of Ohio, West Virginia, New York and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this geography, resulting in a concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data and information supplied by our customers. Our CRE and Commercial Construction portfolios have exposure outside of this geography of 5.7 percent of the combined portfolios and 3.0 percent of total portfolio loans at March 31, 2019. This compares to 5.4 percent of the combined portfolios and 2.9 percent of total portfolio loans at December 31, 2018.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

The following table summarizes restructured loans as of the dates presented:

	March 31, 2019			December 31, 2018
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$2,019	$1,074	$3,093	$2,054	$1,139	$3,193
Commercial and industrial	13,447	3,463	16,910	7,026	6,646	13,672
Commercial construction	1,913	406	2,319	1,912	406	2,318
Residential mortgage	2,025	1,520	3,545	2,214	1,543	3,757
Home equity	3,590	1,406	4,996	3,568	1,349	4,917
Installment and other consumer	8	4	12	12	5	17
Total	$23,002	$7,873	$30,875	$16,786	$11,088	$27,874
There were three TDRs totaling $1.7 million that returned to accruing status during the three months ended March 31, 2019 and no TDRs that returned to accruing status during the three months ended March 31, 2018.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

The following tables present the restructured loans by loan segment and by type of concession for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Totals by Loan Segment
Commercial and Industrial
Maturity date extension	—	$—	$—	$—	2	$768	$708	$(60)
Maturity date extension and interest rate reduction	1	5,201	5,201	—	—	—	—	—
Principal deferral	—	—	—	—	6	5,355	5,333	(22)
Total Commercial and Industrial	1	5,201	5,201	—	8	6,123	6,041	(82)
Commercial Construction		.
Chapter 7 bankruptcy(2)	—	—	—	—	2	158	157	(1)
Total Commercial Construction	—	—	—	—	2	158	157	(1)
Residential Mortgage
Chapter 7 bankruptcy(2)	1	49	49	—	—	—	—	—
Total Residential Mortgage	1	49	49	—	—	—	—	—
Home equity
Chapter 7 bankruptcy(2)	7	191	168	(23)	9	578	555	(23)
Interest rate reduction	1	81	81	—	—	—	—	—
Total Home Equity	8	272	249	(23)	9	578	555	(23)
Installment and Other Consumer
Chapter 7 bankruptcy(2)	—	—	—	—	2	17	17	—
Total Installment and Other Consumer	—	$—	$—	$—	2	$17	$17	$—
Totals by Concession Type
Maturity date extension	—	$—	$—	$—	2	$768	$708	$(60)
Maturity date extension and interest rate reduction	1	5,201	5,201	—	—	—	—	—
Principal deferral	—	—	—	—	6	5,355	5,333	(22)
Chapter 7 bankruptcy(2)	8	240	217	(23)	13	753	729	(24)
Interest rate reduction	1	81	81	—	—	—	—	—
Total	10	$5,522	$5,499	$(23)	21	$6,876	$6,770	$(106)
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

As of March 31, 2019, we had 14 commitments to lend an additional $13.0 million on TDRs. Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. There were no TDRs that defaulted during the three months ended March 31, 2019 and 2018 that were restructured within the last 12 months prior to defaulting.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	March 31, 2019	December 31, 2018
Nonperforming Assets
Nonaccrual loans	$40,077	$34,985
Nonaccrual TDRs	7,873	11,088
Total Nonaccrual Loans	47,950	46,073
OREO	2,828	3,092
Total Nonperforming Assets	$50,778	$49,165

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
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	March 31, 2019
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,868,403	$1,876	$2,237	$29,109	$33,222	$2,901,625
Commercial and industrial	1,504,824	785	588	6,810	8,183	1,513,007
Commercial construction	244,432	—	—	1,226	1,226	245,658
Residential mortgage	719,422	3,695	167	6,630	10,492	729,914
Home equity	457,452	1,714	254	4,146	6,114	463,566
Installment and other consumer	70,645	227	59	29	315	70,960
Consumer construction	10,500	222	—	—	222	10,722
Loans held for sale	2,706	—	—	—	—	2,706
Total	$5,878,384	$8,519	$3,305	$47,950	$59,774	$5,938,158

	December 31, 2018
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,903,997	$3,638	$2,145	$12,052	$17,835	$2,921,832
Commercial and industrial	1,482,473	1,000	983	8,960	10,943	1,493,416
Commercial construction	243,004	—	—	14,193	14,193	257,197
Residential mortgage	717,447	1,584	520	7,128	9,232	726,679
Home equity	465,152	2,103	609	3,698	6,410	471,562
Installment and other consumer	67,281	148	75	42	265	67,546
Consumer construction	8,416	—	—	—	—	8,416
Loans held for sale	2,371	—	—	—	—	2,371
Total	$5,890,141	$8,473	$4,332	$46,073	$58,878	$5,949,019
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	March 31, 2019
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,745,156	94.6%	$1,427,120	94.3%	$234,717	95.5%	$4,406,993	94.6%
Special mention	56,829	2.0%	23,945	1.6%	7,263	3.0%	88,037	1.9%
Substandard	99,640	3.4%	61,942	4.1%	3,678	1.5%	165,260	3.5%
Total	$2,901,625	100.0%	$1,513,007	100.0%	$245,658	100.0%	$4,660,290	100.0%

	December 31, 2018
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,776,292	95.0%	$1,394,427	93.4%	$233,190	90.7%	$4,403,909	94.3%
Special mention	54,627	1.9%	25,368	1.7%	7,349	2.8%	87,344	1.8%
Substandard	90,913	3.1%	73,621	4.9%	16,658	6.5%	181,192	3.9%
Total	$2,921,832	100.0%	$1,493,416	100.0%	$257,197	100.0%	$4,672,445	100.0%
Substandard loans decreased $15.9 million to $165.3 million at March 31, 2019 compared to $181.2 million at December 31, 2018 mainly due to loan pay-offs and upgrades of risk ratings.
We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.
The following tables present the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	March 31, 2019
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and Other Consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$723,284	99.1%	$459,420	99.1%	$70,931	100.0%	$10,722	100.0%	$1,264,357	99.2%
Nonperforming	6,630	0.9%	4,146	0.9%	29	—%	—	—%	10,805	0.8%
Total	$729,914	100.0%	$463,566	100.0%	$70,960	100.0%	$10,722	100.0%	$1,275,162	100.0%

	December 31, 2018
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and Other Consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$719,551	99.0%	$467,864	99.2%	$67,504	99.9%	$8,416	100.0%	$1,263,335	99.1%
Nonperforming	7,128	1.0%	3,698	0.8%	42	0.1%	—	—%	10,868	0.9%
Total	$726,679	100.0%	$471,562	100.0%	$67,546	100.0%	$8,416	100.0%	$1,274,203	100.0%
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following table summarizes investments in loans considered to be impaired and related information on those impaired loans as of the dates presented:

	March 31, 2019			December 31, 2018
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With a related allowance recorded:
Commercial real estate	$12,965	$12,965	$2,046	$7,733	$7,733	$1,295
Commercial and industrial	976	984	873	884	893	360
Commercial construction	489	490	87	489	489	87
Consumer real estate	14	14	9	15	14	10
Other consumer	8	8	8	11	12	11
Total with a Related Allowance Recorded	14,452	14,461	3,023	9,132	9,141	1,763
Without a related allowance recorded:
Commercial real estate	15,068	17,895	—	3,636	4,046	—
Commercial and industrial	15,934	22,551	—	12,788	14,452	—
Commercial construction	2,319	3,828	—	15,286	19,198	—
Consumer real estate	8,527	9,507	—	8,659	9,635	—
Other consumer	4	10	—	5	18	—
Total without a Related Allowance Recorded	41,852	53,792	—	40,374	47,349	—
Total:
Commercial real estate	28,033	30,860	2,046	11,369	11,779	1,295
Commercial and industrial	16,910	23,535	873	13,672	15,345	360
Commercial construction	2,808	4,318	87	15,775	19,687	87
Consumer real estate	8,541	9,521	9	8,674	9,649	10
Other consumer	12	18	8	16	30	11
Total	$56,304	$68,252	$3,023	$49,506	$56,490	$1,763

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables summarize average recorded investment in and interest income recognized on loans considered to be impaired for the periods presented:

	Three Months Ended
	March 31, 2019		March 31, 2018
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial real estate	$12,983	$400	$—	$—
Commercial and industrial	980	35	586	11
Commercial construction	489	—	—	—
Consumer real estate	14	1	—	—
Other consumer	10	1	42	1
Total with a Related Allowance Recorded	14,476	437	628	12
Without a related allowance recorded:
Commercial real estate	15,107	144	3,817	43
Commercial and industrial	12,780	209	6,688	110
Commercial construction	2,319	140	3,446	36
Consumer real estate	8,846	417	10,816	138
Other consumer	4	—	12	—
Total without a Related Allowance Recorded	39,056	910	24,779	327
Total:
Commercial real estate	28,090	544	3,817	43
Commercial and industrial	13,760	244	7,274	121
Commercial construction	2,808	140	3,446	36
Consumer real estate	8,860	418	10,816	138
Other consumer	14	1	54	1
Total	$53,532	$1,347	$25,407	$339

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables detail activity in the ALL for the periods presented:

	Three Months Ended March 31, 2019
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$33,707	$11,596	$7,983	$6,187	$1,523	$60,996
Charge-offs	(1)	(5,477)	—	(162)	(383)	(6,023)
Recoveries	122	417	—	148	100	787
Net Recoveries/(Charge-offs)	121	(5,060)	—	(14)	(283)	(5,236)
Provision for loan losses	1,075	5,460	(1,226)	5	335	5,649
Balance at End of Period	$34,903	$11,996	$6,757	$6,178	$1,575	$61,409

	Three Months Ended March 31, 2018
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$27,235	$8,966	$13,167	$5,479	$1,543	$56,390
Charge-offs	—	(829)	—	(161)	(460)	(1,450)
Recoveries	49	117	1,129	238	101	1,634
Net Recoveries/(Charge-offs)	49	(712)	1,129	77	(359)	184
Provision for loan losses	3,679	2,218	(3,575)	(138)	288	2,472
Balance at End of Period	$30,963	$10,472	$10,721	$5,418	$1,472	$59,046

Net loan charge-offs were significantly impacted by two commercial and industrial borrowers that resulted in charge-offs of $5.1 million during the first quarter of 2019.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the ALL and recorded investments in loans by category as of the periods presented:

	March 31, 2019
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$2,046	$32,857	$34,903	$28,033	$2,873,592	$2,901,625
Commercial and industrial	873	11,123	11,996	16,910	1,496,097	1,513,007
Commercial construction	87	6,670	6,757	2,808	242,850	245,658
Consumer real estate	9	6,169	6,178	8,541	1,195,661	1,204,202
Other consumer	8	1,567	1,575	12	70,948	70,960
Total	$3,023	$58,386	$61,409	$56,304	$5,879,148	$5,935,452

	December 31, 2018
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$1,295	$32,412	$33,707	$11,369	$2,910,463	$2,921,832
Commercial and industrial	360	11,236	11,596	13,672	1,479,744	1,493,416
Commercial construction	87	7,896	7,983	15,775	241,422	257,197
Consumer real estate	10	6,177	6,187	8,674	1,197,983	1,206,657
Other consumer	11	1,512	1,523	16	67,530	67,546
Total	$1,763	$59,233	$60,996	$49,506	$5,897,142	$5,946,648

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES
We determine if a contract is or contains a lease at inception. Leases are classified as either finance or operating leases. We recognize leases on our Consolidated Balance Sheets as ROU assets and related lease liabilities. Finance ROU assets are included in property and equipment and related finance lease liabilities are included in long-term borrowings. Operating lease ROU assets are included in other assets and related operating lease liabilities are included in other liabilities. We estimate lease liabilities and ROU assets using our estimated incremental borrowing rate with similar terms at commencement date. Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term for operating leases. Interest and amortization expenses are recognized for finance leases over the lease term.
We have 44 lease contracts that we have recognized under the new lease standard, ASC Topic 842. These leases are for our branch, loan production and support services facilities. We have recognized 42 operating leases and two finance leases under the new lease accounting standard. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term in Net Occupancy on our Consolidated Statements of Comprehensive Income.
The following tables present our ROU assets, lease expense, weighted average term, discount rate and maturity analysis of lease liabilities for finance and operating leases at March 31, 2019:

(in thousands, except weighted-averages)	March 31, 2019
Operating Lease Expense	$1,031
Amortization of ROU Assets - Finance Leases	23
Interest on Lease Liabilities - Finance Leases	18
Total Lease Expense	$1,072
Operating Leases
ROU Assets	$35,686
Operating Cash Flows	$302
Finance Leases
ROU Assets	$1,213
Operating Cash Flows	$18
Financing Cash Flows	$11
Weighted Average Lease Term
Operating Leases	20.4
Finance Leases	15.5
Weighted Average Discount Rate
Operating Leases	5.98%
Finance Leases	6.15%

(dollars in thousands)
Maturity Analysis	Finance	Operating	Total
2019	$105	$2,796	$2,901
2020	125	3,615	3,740
2021	126	3,599	3,725
2022	128	3,682	3,810
2023	129	3,697	3,826
Thereafter	1,375	59,336	60,711
Total	$1,988	$76,725	$78,713
Less: Present value discount	(753)	(36,500)	(37,253)
Lease Liabilities	$1,235	$40,225	$41,460

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
Pursuant to our agreements with various financial institutions, we may receive collateral or may be required to post collateral based upon mark-to-market positions. Beyond unsecured threshold levels, collateral in the form of cash or securities may be made available to counterparties of interest rate swap transactions. Based upon our current positions and related future collateral requirements, we believe any effect on our cash flow or liquidity position to be immaterial.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued

The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Derivatives not Designated as Hedging Instruments:
Interest Rate Swap Contracts - Commercial Loans
Fair value	$10,645	$5,504	$10,602	$5,340
Notional amount	367,258	325,750	367,258	325,750
Collateral received/posted	—	160	10,053	—
Interest Rate Lock Commitments - Mortgage Loans
Fair value	339	251	—	—
Notional amount	10,554	6,054	—	—
Forward Sale Contracts - Mortgage Loans
Fair value	88	55	—	—
Notional amount	$9,375	$6,000	$—	$—
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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Derivatives not Designated as Hedging Instruments:
Gross amounts recognized	$12,236	$8,733	$12,193	$8,569
Gross amounts offset	(1,591)	(3,229)	(1,591)	(3,229)
Net Amounts Presented in the Consolidated Balance Sheets	10,645	5,504	10,602	5,340
Gross amounts not offset(1)	—	(160)	(10,053)	—
Net Amount	$10,645	$5,344	$549	$5,340
(1) Amounts represent collateral received/posted for the periods presented.
The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(122)	$145
Interest rate lock commitments—mortgage loans	88	25
Forward sale contracts—mortgage loans	33	60
Total Derivatives (Loss)/Gain	$(1)	$230

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 9. BORROWINGS
Short-term borrowings are for terms under or equal to one year and are comprised of securities sold under repurchase agreements, or REPOs and FHLB advances. All REPOs are overnight short-term investments and are not insured by the Federal Deposit Insurance Corporation, or FDIC. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and, therefore, the REPOs are accounted for as secured borrowings. Mortgage-backed securities with amortized cost of $28.4 million and carrying value of $28.2 million at March 31, 2019 and amortized cost of $24.2 million and carrying value of $23.9 million at December 31, 2018, were pledged as collateral for these secured transactions. The pledged securities are held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral is low. Collateral pledging requirements with REPOs are monitored daily. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans.
Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances, two capital leases and junior subordinated debt securities. Long-term FHLB advances are secured by the same loans as short-term FHLB advances. We had total long-term borrowings outstanding of $6.1 million at a fixed rate and $63.1 million at a variable rate at March 31, 2019, excluding our capital leases.
Information pertaining to borrowings is summarized in the table below as of the dates presented:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term Borrowings
Securities sold under repurchase agreements	$23,427	0.55%	$18,383	0.46%
Short-term borrowings	235,000	2.71%	470,000	2.65%
Total Short-term Borrowings	258,427	2.51%	488,383	2.57%
Long-term Borrowings
Long-term borrowings	70,418	2.78%	70,314	2.84%
Junior subordinated debt securities	45,619	5.07%	45,619	5.25%
Total Long-term Borrowings	116,037	3.68%	115,933	3.79%
Total Borrowings	$374,464	2.87%	$604,316	2.80%
We had total borrowings at the FHLB of Pittsburgh of $304.2 million at March 31, 2019 and $540.3 million at December 31, 2018. The $304.2 million at March 31, 2019 consisted of $235.0 million in short-term borrowings and $69.2 million in long-term borrowings. Our maximum borrowing capacity with the FHLB of Pittsburgh was $2.6 billion at March 31, 2019. We utilized $466.0 million of our borrowing capacity at March 31, 2019 consisting of $304.2 million for borrowings and $161.8 million for letters of credit to collateralize public funds. Our remaining borrowing availability at March 31, 2019 is $2.1 billion.

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
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	March 31, 2019	December 31, 2018
Commitments to extend credit	$1,463,108	$1,464,892
Standby letters of credit	74,572	77,134
Total	$1,537,680	$1,542,026
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
Wealth management services - Wealth management services are primarily comprised of fees earned from the management and administration of trusts, assets under administration and other financial advisory services. Generally, wealth management fees are earned over a period of time between monthly and annually, per the related fee schedules. Our performance obligations with our customers are generally satisfied when we provide the services as stated in the customers' agreements. The fees are based on a fixed amount or a scale based on the level of services provided or amount of assets under management.
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
The information presented in the following table presents the point of revenue recognition for revenue from contracts with customers. Other revenue streams such as: interest income, net securities gains and losses, insurance, mortgage banking and other revenues that are accounted for under other generally accepted accounting principles are excluded.

(dollars in thousands)		Three Months Ended March 31,
Revenue Streams	Point of Revenue Recognition	2019	2018
Service charges on deposit accounts	Over a period of time	$457	$533
	At a point in time	2,696	2,708
		$3,153	$3,241

Debit and credit card	Over a period time	$185	$188
	At a point in time	2,789	2,849
		$2,974	$3,037

Wealth management	Over a period of time	$1,635	$1,879
	At a point in time	413	803
		$2,048	$2,682

Other fee revenue	At a point in time	$919	$921

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 12. OTHER COMPREHENSIVE INCOME/(LOSS)
The following tables present the change in components of other comprehensive income/(loss) for the periods presented, net of tax effects.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Change in net unrealized gains/(losses) on debt securities available-for-sale	$7,398	$(1,578)	$5,820	$(9,474)	$2,012	$(7,462)
Reclassification adjustment for net (gains)/losses on debt securities available-for-sale included in net income	—	—	—	—	—	—
Adjustment to funded status of employee benefit plans	453	(97)	356	621	(132)	489
Other Comprehensive Income/(Loss)	$7,851	$(1,675)	$6,176	$(8,853)	$1,880	$(6,973)

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 13. EMPLOYEE BENEFITS

Our qualified and nonqualified defined benefit plans were amended to freeze benefit accruals for all persons entitled to benefits under the plans in 2016. We will continue recording pension expense related to these plans, primarily representing interest costs on the accumulated benefit obligation and amortization of actuarial losses accumulated in the plans, as well as income from expected investment returns on pension assets. Since the plans have been frozen, no service costs are included in net periodic pension expense.
At the end of the third quarter of 2018, we made a $20.4 million contribution to our qualified defined benefit plan. The investment policy for the Plan now is 85 percent to 95 percent fixed income and 5 percent to 15 percent equity and cash, which is a shift from 50 percent to 70 percent in equities and 30 percent to 50 percent fixed income and cash in 2018. The expected long-term rate of return on plan assets is 4.80 percent compared to 7.50 percent in prior periods.
The pension contribution was deducted on our 2017 Consolidated Federal Income Tax Return and we recognized a return to provision discrete tax benefit of $2.9 million due to the decrease in the federal statutory rate of 35 percent to 21 percent resulting from tax legislation in December 2017.
The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Components of Net Periodic Pension Cost
Interest cost on projected benefit obligation	$989	$967
Expected return on plan assets	(1,180)	(1,567)
Net amortization	394	544
Net Periodic Pension Expense	$203	$(56)
The components of net periodic pension expense are included in salaries and employee benefits on the Consolidated Statements of Comprehensive Income.
NOTE 14. QUALIFIED AFFORDABLE HOUSING PROJECTS
We invest in affordable housing projects primarily to satisfy our Community Reinvestment Act requirements. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. We use the cost method to account for these partnerships. Our total investment in qualified affordable housing projects was $5.6 million at March 31, 2019 and $6.3 million at December 31, 2018. Amortization expense, included in other noninterest expense in the Consolidated Statements of Comprehensive Income, was $0.7 million for the three months ended March 31, 2019 and March 31, 2018. The amortization expense was offset by tax credits of $0.7 million for the three months ended March 31, 2019 and $0.8 million for the three months ended March 31, 2018 as a reduction to our federal tax provision.
NOTE 15. SALE OF A MAJORITY INTEREST OF INSURANCE BUSINESS
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
NOTE 16. SHARE REPURCHASE PLAN
On March 19, 2018, our Board of Directors authorized a $50 million share repurchase plan. This repurchase authorization, which is effective through August 31, 2019, permits us to repurchase from time to time up to $50 million in aggregate value of shares of our common stock through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at our discretion and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and our financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds. For the three months ended March 31, 2019, we repurchased 313,904 common shares under this plan at a total cost of $12.3 million, or an average of $39.14 per share. Up to an additional $25.5 million of our common stock may be repurchased under this plan through August 31, 2019.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three month periods ended March 31, 2019 and 2018. Our MD&A should be read in conjunction with our Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
Important Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting S&T and its future business and operations. Forward looking statements are typically identified by words or phrases such as “will likely result”, “expect”, “anticipate”, “estimate”, “forecast”, “project”, “intend”, “ believe”, “assume”, “strategy”, “trend”, “plan”, “outlook”, “outcome”, “continue”, “remain”, “potential”, “opportunity”, “believe”, “comfortable”, “current”, “position”, “maintain”, “sustain”, “seek”, “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses; cyber-security concerns; rapid technological developments and changes; sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; regulatory supervision and oversight; legislation affecting the financial services industry as a whole, and S&T, in particular; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; reliance on significant customer relationships; general economic or business conditions; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; and re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses. Many of these factors, as well as other factors, are described in our Annual Report on Form 10-K for the year ended December 31, 2018, including Part I, Item 1A-"Risk Factors" and any of our subsequent filings with the SEC. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made and we undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.
Critical Accounting Policies and Estimates
Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2019 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2018 under Part II, Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $7.2 billion at March 31, 2019.  We operate in five markets including Western Pennsylvania, Central Pennsylvania, Northeast Ohio, Central Ohio, and Upstate New York. We employ a geographic market based strategy in order to drive organic growth. Each of our five markets is led by a Market President who is responsible for developing strategic initiatives specific to each market. We acknowledge that each of our five markets are in different stages of development and that our market based strategy will allow us to customize our approach to each market given its developmental stage and unique characteristics.
We provide a full range of financial services with retail and commercial banking products, cash management services, trust and financial services and insurance products. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
We earn revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. We incur expenses for the cost of deposits and other funding sources, provision for loan losses and other operating costs such as salaries and employee benefits, data processing and information technology, occupancy and tax expense.
Our mission is to become the financial services provider of choice within the markets that we serve. We strive to do this by delivering exceptional service and value. Our strategic plan focuses on organic growth, which includes both growth within our current footprint and growth through market expansion. We also actively evaluate acquisition opportunities as another source of growth. Our strategic plan includes a collaborative model that combines expertise from all areas of our business and focuses on satisfying each customer’s individual financial objectives.
Our focus continues to be on organic loan and deposit growth and implementing opportunities to increase fee income while closely monitoring our operating expenses and asset quality. We are focused on executing our strategy to successfully build our brand and grow our business in all of our markets. We have benefited from recent increases in short-term interest rates and from the Tax Cuts and Jobs Act (Tax Act) which lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018.
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
Earnings Summary
Net income decreased $3.2 million, or 12.4 percent, for the three months ended March 31, 2019 compared to the same period in 2018. Net income for the three months ended March 31, 2019 was $22.9 million, or $0.66 diluted earnings per share, as compared to $26.2 million, or $0.75 diluted earnings per share, for the same period in 2018.
The decrease in net income for the three month period ended March 31, 2019 of $3.2 million was primarily due to an increase in the provision for loan losses of $3.2 million, a decrease of $2.4 million in noninterest income and an increase in noninterest expense of $2.8 million offset by an increase in net interest income of $3.4 million and a decrease of $1.8 million in the provision for income taxes.
Net interest income increased $3.4 million to $60.4 million for the three months ended March 31, 2019 compared to net interest income of $56.9 million for the same period in 2018. Average interest-earning assets increased $172.4 million for the three months ended March 31, 2019 compared to the same period in 2018. Average interest-bearing liabilities increased $41.9 million for the three months ended March 31, 2019 compared to the same period in 2018. Net interest margin, on a fully taxable-equivalent, or FTE, basis (non-GAAP), increased 12 basis points for the three months ended March 31, 2019 to 3.71 percent compared to 3.59 percent for the same period in 2018. The increases in short-term interest rates over the past year positively impacted both net interest income and net interest margin. Net interest margin is reconciled to net interest income adjusted to an FTE basis in the "Results of Operations - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018 - Net Interest Income" section of this MD&A.
The provision for loan losses increased $3.2 million to $5.7 million for the three months ended March 31, 2019 compared to $2.5 million for the same period in 2018. The increase in the provision for loan losses was mainly due to higher net charge-offs and impaired loans compared to the three months ended March 31, 2018. For the three months ended March 31, 2019, we had net charges-offs of $5.2 million compared to net recoveries of $0.2 million for the same period in 2018. Annualized net loan charge-offs to average loans was 0.36 percent for the three months ended March 31, 2019 compared to a negative 0.01 percent for the same period in 2018. Impaired loans increased $26.4 million to $56.3 million at March 31, 2019 compared to $29.9 million at March 31, 2018. Nonperforming loans increased $26.6 million to $48.0 million at March 31, 2019 compared to $21.4 million at March 31, 2018.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest income decreased $2.4 million to $11.4 million for the three months ended March 31, 2019 compared to $13.8 million for the same period in 2018. The decrease was primarily related to a $1.9 million gain on the sale of a majority interest in S&T Evergreen Insurance, LLC in the first quarter of 2018. Also decreasing from the year ago period was wealth management fees of $0.6 million due to a decline in financial services activity and declines in the stock market. Offsetting these decreases was a $0.3 million increase in other income primarily related to higher commercial loan swap fees of $0.5 million due to an increase in customer demand for this product.
Noninterest expense increased $2.8 million to $38.9 million for the three months ended March 31, 2019 compared to $36.1 million for the same period in 2018. Salaries and employee benefits expenses increased $2.1 million for the three months ended March 31, 2019 compared to the same period in 2018 due to higher incentives, deferred compensation and medical expense. Data processing and information technology, or IT, increased $0.9 million due to the annual increase with our third-party data processor and the recent outsourcing arrangement for certain components of the IT function. Also increasing for the quarter was marketing expenses of $0.4 million primarily related to the timing of promotions. Offsetting these increases was a $0.7 million decrease in other taxes related to a state sales tax assessment in the three months ended March 31, 2018 and a decline in FDIC insurance expense for the three months ended March 31, 2019 of $0.6 million due to improvements in the components used to determine the assessment.
The provision for income taxes decreased $1.8 million for the three months ended March 31, 2019 compared to the same period in 2018 as a result of the decrease in pretax income of $5.0 million and due to non-recurring discrete items of $0.9 million, primarily related to the sale of a majority interest of our insurance business in the first quarter of 2018. Our effective tax rate decreased to 15.6 percent for the three months ended March 31, 2019 compared to 18.7 percent for the same period in the prior year.
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles, or GAAP, in the United States, management uses, and this quarterly report references, net interest income and net interest margin on a fully taxable equivalent, or FTE, basis, which are non-GAAP financial measures. Management believes net interest income and net interest margin on an FTE basis provide information useful to investors in understanding our underlying business, operational performance and performance trends as they facilitate comparisons with the performance of other companies in the financial services industry. Although management believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered alternatives to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor are they necessarily comparable with non-GAAP measures which may be presented by other companies.
We believe the presentation of net interest income and net interest margin on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (GAAP) per the Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted on an FTE basis and net interest margin adjusted on an FTE basis in the "Results of Operations - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018 - Net Interest Income" section of this MD&A.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three Months Ended March 31, 2019 Compared to
Three Months Ended March 31, 2018
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
The interest income on interest-earning assets and the net interest margin are presented on an FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and securities using the federal statutory tax rate of 21 percent for each period and the dividend-received deduction for equity securities. We believe this to be the preferred industry measurement of net interest income that provides a relevant comparison between taxable and non-taxable sources of interest income.
The following table reconciles interest income per the Consolidated Statements of Comprehensive Income to net interest income and rates on an FTE basis for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Total interest income	$78,590	$68,029
Total interest expense	18,234	11,097
Net Interest Income per Consolidated Statements of Comprehensive Income	60,356	56,932
Adjustment to FTE basis	961	940
Net Interest Income on an FTE Basis (Non-GAAP)	$61,317	$57,872
Net interest margin	3.65%	3.53%
Adjustment to FTE basis	0.06%	0.06%
Net Interest Margin on an FTE Basis (Non-GAAP)	3.71%	3.59%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheet and Net Interest Income Analysis (FTE)
The following tables provide information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$53,588	$352	2.63%	$56,008	$230	1.65%
Securities, at fair value(2)(3)	680,517	4,558	2.68%	686,912	4,353	2.53%
Loans held for sale	894	9	4.07%	1,949	28	5.65%
Commercial real estate	2,905,272	35,964	5.02%	2,690,990	30,307	4.57%
Commercial and industrial	1,508,658	19,333	5.20%	1,431,588	15,560	4.41%
Commercial construction	249,997	3,312	5.37%	375,129	4,176	4.51%
Total Commercial Loans	4,663,927	58,609	5.10%	4,497,707	50,043	4.51%
Residential mortgage	722,554	7,869	4.38%	694,303	7,241	4.19%
Home equity	467,739	6,269	5.44%	481,053	5,299	4.47%
Installment and other consumer	69,099	1,222	7.17%	66,861	1,103	6.69%
Consumer construction	9,466	144	6.19%	3,810	44	4.69%
Total Consumer Loans	1,268,858	15,504	4.93%	1,246,027	13,687	4.43%
Total Portfolio Loans	5,932,785	74,113	5.06%	5,743,734	63,730	4.50%
Total Loans(1)(2)	5,933,679	74,122	5.06%	5,745,683	63,758	4.50%
Federal Home Loan Bank and other restricted stock	24,471	519	8.49%	31,216	628	8.05%
Total Interest-earning Assets	6,692,255	79,551	4.81%	6,519,819	68,969	4.28%
Noninterest-earning assets	518,500			488,808
Total Assets	$7,210,755			$7,008,627
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$545,695	$553	0.41%	$575,377	$368	0.26%
Money market	1,568,417	7,292	1.89%	1,194,053	3,232	1.10%
Savings	770,587	472	0.25%	874,318	437	0.20%
Certificates of deposit	1,434,511	6,664	1.88%	1,355,617	3,808	1.14%
Total Interest-bearing Deposits	4,319,210	14,981	1.41%	3,999,365	7,845	0.80%
Securities sold under repurchase agreements	23,170	29	0.52%	47,774	46	0.39%
Short-term borrowings	319,389	2,145	2.72%	596,014	2,508	1.71%
Long-term borrowings	70,196	493	2.84%	46,938	232	1.99%
Junior subordinated debt securities	45,619	586	5.21%	45,619	466	4.14%
Total Borrowings	458,374	3,253	2.88%	736,345	3,252	1.79%
Total Interest-bearing Liabilities	4,777,584	18,234	1.55%	4,735,710	11,097	0.95%
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	1,488,057			1,383,109
Shareholders’ equity	945,114			889,808
Total Liabilities and Shareholders’ Equity	$7,210,755			$7,008,627
Net Interest Income (2)(3)		$61,317			$57,872
Net Interest Margin (2)(3)			3.71%			3.59%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent for 2019 and 2018.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

Net interest income on an FTE basis (non-GAAP) increased $3.4 million, or 6.0 percent, for the three months ended March 31, 2019 compared to the same period in 2018. The net interest margin on an FTE basis (non-GAAP) increased 12 basis compared to the same period in 2018. These increases were primarily due to higher short-term interest rates.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income on an FTE basis (non-GAAP) increased $10.6 million, or 15.3 percent, for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to an increase in average interest-earning assets of $172.4 million and higher short-term interest rates. Average interest-bearing deposits with banks, which is primarily cash at the Federal Reserve, was down slightly and the average rates earned increased 98 basis points due to higher short-term rates. Average investment securities decreased $6.4 million and the average rate earned increased 15 basis points due to higher rates. Average loan balances increased $188.0 million due to organic loan growth, primarily in the commercial loan portfolio. The average rate earned on loans increased 56 basis points primarily due to higher short-term interest rates. The average rate earned on the Federal Home Loan Bank (FHLB) and other restricted stock improved due to an increase in the FHLB’s quarterly dividend rate in 2019. Overall, the FTE rate on interest-earning assets (non-GAAP) increased 53 basis points compared to the same period in 2018.
Interest expense increased $7.1 million compared to the same period in 2018. The increase was primarily due to higher short-term interest rates. Average interest-bearing deposits increased $319.8 million compared to the same period in the prior year. Average money market and certificates of deposit balances increased $374.4 million and $78.9 million and the average rates paid increased 79 basis points and 74 basis points due to higher short-term interest rates and promotional pricing. These increases are partially attributable to a shift in deposit mix, as average interest-bearing demand and savings balances declined $29.7 million and $103.7 million. The growth in average interest-bearing deposits is complemented by increased average noninterest-bearing demand balances of $92.1 million. Average total borrowings decreased $278.0 million due to increased deposits. Short-term borrowings decreased $276.6 million and the average rate paid increased 101 basis points due to higher short-term interest rates. Long-term borrowings increased $23.3 million and the average rate paid increased 85 basis points due to the addition of a long-term fixed rate borrowing in December 2018. Overall, the cost of interest-bearing liabilities increased 60 basis points compared to the same period in 2018.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2019 Compared to March 31, 2018
(dollars in thousands)	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$(9)	$131	$122
Securities, at fair value(2)(3)	(40)	245	205
Loans held for sale	(15)	(4)	(19)
Commercial real estate	2,413	3,244	5,657
Commercial and industrial	838	2,935	3,773
Commercial construction	(1,393)	529	(864)
Total Commercial Loans	1,858	6,708	8,566
Residential mortgage	294	334	628
Home equity	(147)	1,117	970
Installment and other consumer	37	82	119
Consumer construction	65	35	100
Total Consumer Loans	249	1,567	1,817
Total Portfolio Loans	2,107	8,275	10,383
Total Loans (1)(2)	2,092	8,271	10,364
Federal Home Loan Bank and other restricted stock	(136)	27	(109)
Change in Interest Earned on Interest-earning Assets	$1,907	$8,674	$10,582
Interest paid on:
Interest-bearing demand	($19)	$204	$185
Money market	1,014	3,046	4,060
Savings	(52)	87	35
Certificates of deposit	222	2,634	2,856
Total Interest-bearing Deposits	1,165	5,970	7,136
Securities sold under repurchase agreements	(24)	7	(17)
Short-term borrowings	(1,164)	801	(363)
Long-term borrowings	115	146	261
Junior subordinated debt securities	—	120	120
Total Borrowings	(1,073)	1,074	1
Change in Interest Paid on Interest-bearing Liabilities	92	7,044	7,137
Change in Net Interest Income	$1,815	$1,630	$3,445
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent for 2019 and 2018.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(4) Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Provision for Loan Losses

The provision for loan losses is the adjustment to the allowance for loan losses, or ALL, after net loan charge-offs have been deducted to bring the ALL to a level determined to be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increased $3.2 million to $5.7 million for the three months ended March 31, 2019 compared to $2.5 million for the same period in 2018.
The increase in the provision for loan losses was mainly due to higher net charge-offs. For the three months ended March 31, 2019, we had net charges-offs of $5.2 million compared to net recoveries of $0.2 million for the same period in 2018. Annualized net loan charge-offs to average loans were 0.36 percent for the three months ended March 31, 2019 compared to a negative 0.01 percent for the same period in 2018. Impaired loans increased $26.4 million to $56.3 million at March 31, 2019 compared to $29.9 million at March 31, 2018. Nonperforming loans also increased $26.6 million to $48.0 million at March 31, 2019 compared to $21.4 million at March 31, 2018.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The ALL at March 31, 2019 was $61.4 million compared to $59.0 million at March 31, 2018. The ALL as a percent of total portfolio loans was 1.03 percent at March 31, 2019 and at March 31, 2018. Refer to “Financial Condition - Allowance for Loan Losses” in this MD&A for additional information.
Noninterest Income

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Service charges on deposit accounts	$3,153	$3,241	$(88)	(2.7)%
Debit and credit card	2,974	3,037	(63)	(2.1)
Wealth management	2,048	2,682	(634)	(23.6)
Mortgage banking	494	602	(108)	(17.9)
Gain on sale of a majority interest of insurance business	—	1,873	(1,873)	(100.0)
Other	2,693	2,357	336	14.3
Total Noninterest Income	$11,362	$13,792	$(2,430)	(17.6)%

Noninterest income decreased $2.4 million to $11.4 million for the three months ended March 31, 2019 compared to the same period in 2018. The decrease was primarily related to a $1.9 million gain on the sale of a majority interest in S&T Evergreen Insurance, LLC in the first quarter of 2018. Also decreasing from the year ago period was wealth management fees of $0.6 million due to a decline in financial service revenue and market conditions. Offsetting these decreases was a $0.3 million increase in other income primarily related to higher commercial loan swap fees of $0.5 million due to an increase in customer demand for this product.
Noninterest Expense

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Salaries and employee benefits	$20,910	$18,815	$2,095	11.1%
Data processing and information technology	3,233	2,325	908	39.0
Net occupancy	3,036	2,873	163	5.7
Furniture, equipment and software	2,230	1,957	273	14.0
Other taxes	1,185	1,848	(663)	(35.9)
Professional services and legal	1,184	1,051	133	12.6
Marketing	1,141	702	439	62.6
FDIC insurance	516	1,108	(592)	(53.4)
Other	5,484	5,403	81	1.5
Total Noninterest Expense	$38,919	$36,082	$2,837	7.9%

Noninterest expense increased $2.8 million to $38.9 million for the three months ended March 31, 2019 compared to the same period in 2018. Salaries and employee benefits expense increased $2.1 million due to higher incentive costs, deferred compensation and medical expense. The increase of $0.9 million in data processing and information technology was mainly due to the annual increase with our third-party data processor and the recent outsourcing arrangement for certain components of our IT function. The increase in marketing expense of $0.4 million for the three months related to the timing of various promotions. These increases were partially offset by decreases in other taxes of $0.7 million due to a state sales tax assessment related to the three months ended March 31, 2018 and a decrease in FDIC insurance expense of $0.6 million due to improvements in the components used to determine the assessment for the three months ended March 31, 2019.
Provision for Income Taxes
The provision for income taxes decreased $1.8 million for the three months ended March 31, 2019 compared to the same period in 2018 as a result of the decrease in pretax income of $5.0 million and due to non-recurring discrete items of $0.9 million, primarily related to the sale of a majority interest of our insurance business in the first quarter of 2018. Our effective

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

tax rate decreased to 15.6 percent for the three months ended March 31, 2019 compared to 18.7 percent for the same period in the prior year.
Financial Condition as of March 31, 2019
Total assets decreased $23.0 million to $7.2 billion at March 31, 2019 compared to $7.3 billion at December 31, 2018. Total portfolio loans decreased $11.2 million with decreases primarily in the commercial loan portfolio. CRE loans decreased $20.2 million and Commercial Construction loans decreased $11.6 million offset by an increase in C&I loans of $19.6 million. The commercial loan portfolio has been impacted by an increasingly competitive permanent financing market coupled with several customers selling their business. Consumer loans increased $1.0 million with minor increases in all categories except the home equity portfolio. Installment and other consumer loans increased $3.4 million, residential mortgages increased 3.2 million, consumer construction loans increased $2.3 million offset by a decrease of $7.9 million in our home equity portfolio. Securities decreased $4.5 million to $680.4 million at March 31, 2019 from $684.9 million at December 31, 2018. The decrease in securities is due to pay downs on mortgage-backed securities offset by limited purchases and an increase in the unrealized gain during the three months ended March 31, 2019. The bond portfolio had an unrealized gain of $2.3 million at March 31, 2019 compared to an unrealized loss of $5.1 million at December 31, 2018 due to a decrease in interest rates.
Our deposits increased $159.5 million, or 2.8 percent, with total deposits of $5.8 billion at March 31, 2019 compared to $5.7 billion at December 31, 2018. Customer deposits increased $215.2 million with growth in money market of $221.0 million, or 18.8 percent, in certificates of deposit of $38.6 million and in noninterest-bearing demand accounts of $2.3 million which was offset by declines in interest-bearing demand accounts of $28.9 million and savings accounts of $17.8 million. The significant increase in money market deposits is related to a competitively-priced indexed product and a promotional rate product offered in selected markets. Total financial deposits decreased $55.7 million at March 31, 2019 compared to December 31, 2018. Total borrowings decreased $229.9 million, or 38.0 percent, compared to December 31, 2018 due to a decrease in funding needs. Total short-term borrowings decreased by $230.0 million, or 47.1 percent, and long-term borrowings increased $0.1 million.
Total shareholders’ equity increased by $7.4 million to $943.2 million at March 31, 2019 compared to $935.8 million at December 31, 2018. The increase was primarily due to net income of $22.9 million offset partially by dividends of $9.3 million and share repurchases of $12.3 million. The $6.2 million increase in other comprehensive income was due to a $5.8 million increase in unrealized gains on our available-for-sale investment securities and a $0.4 million change in the funded status of our employee benefit plans.
Securities Activity

(dollars in thousands)	March 31, 2019	December 31, 2018	$ Change
U.S. treasury securities	$9,837	$9,736	$101
Obligations of U.S. government corporations and agencies	129,369	128,261	1,108
Collateralized mortgage obligations of U.S. government corporations and agencies	154,159	148,659	5,500
Residential mortgage-backed securities of U.S. government corporations and agencies	22,514	24,350	(1,836)
Commercial mortgage-backed securities of U.S. government corporations and agencies	237,554	246,784	(9,230)
Obligations of states and political subdivisions	122,489	122,266	223
Debt Securities Available-for-Sale	675,922	680,056	(4,134)
Marketable equity securities	4,498	4,816	(318)
Total Securities	$680,420	$684,872	$(4,452)
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income, and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities decreased $4.5 million to $680.4 million at March 31, 2019 from $684.9 million at December 31, 2018. The decrease in securities is due to pay downs on mortgage-backed securities offset by limited purchases and an increase in the unrealized gain during the three months ended March 31, 2019.
At March 31, 2019 our bond portfolio was in a net unrealized gain position of $2.3 million compared to a net unrealized loss position of $5.1 million at December 31, 2018. At March 31, 2019 total gross unrealized gains in the bond portfolio were $6.0 million offset by $3.7 million of gross unrealized losses, compared to December 31, 2018, when total gross unrealized

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

gains were $3.5 million offset by gross unrealized losses of $8.6 million. Management evaluates the securities portfolio for other than temporary impairment, or OTTI, on a quarterly basis. During the three months ended March 31, 2019 and 2018, we did not record any OTTI.
Loan Composition

	March 31, 2019		December 31, 2018
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$2,901,625	48.88%	$2,921,832	49.13%
Commercial and industrial	1,513,007	25.49%	1,493,416	25.11%
Construction	245,658	4.14%	257,197	4.33%
Total Commercial Loans	4,660,290	78.52%	4,672,445	78.57%
Consumer
Residential mortgage	729,914	12.30%	726,679	12.22%
Home equity	463,566	7.81	471,562	7.93
Installment and other consumer	70,960	1.20	67,546	1.14
Construction	10,722	0.18	8,416	0.14
Total Consumer Loans	1,275,162	21.48%	1,274,203	21.43%
Total Portfolio Loans	5,935,452	100.00%	5,946,648	100.00%
Loans Held for Sale	2,706		2,371
Total Loans	$5,938,158		$5,949,019
The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower’s industry or the overall economic climate can significantly impact the borrower’s ability to pay.
Commercial loans, including CRE, C&I and Commercial Construction, comprised 79 percent of total portfolio loans at both March 31, 2019 and December 31, 2018. Total portfolio loans decreased $11.2 million and remain at $5.9 billion at both March 31, 2019 and December 31, 2018. The decrease was primarily due to a decline of $12.2 million in our commercial loan portfolio. CRE loans decreased $20.2 million and Commercial Construction loans decreased $11.6 million offset by an increase of $19.6 million in the C&I portfolio compared to December 31, 2018. The decrease in construction loans was mainly due to projects completing and moving into CRE. Despite this movement into CRE, the CRE portfolio decreased due to loan payoffs from a competitive permanent financing market coupled with several customers selling their business.
Consumer loans represent 21 percent of our total portfolio loans at both March 31, 2019 and December 31, 2018. Consumer loans increased $1.0 million compared to December 31, 2018 with minor increases in all categories except the home equity portfolio. Installment and other increased $3.4 million, residential mortgages increased $3.2 million and consumer construction increased $2.3 million offset by a decrease of $7.9 million in home equity loans.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables summarize the ALL and recorded investments in loans by category and the related ratios for the dates presented:

	March 31, 2019
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$2,046	$32,857	$34,903	$28,033	$2,873,592	$2,901,625
Commercial and industrial	873	11,123	11,996	16,910	1,496,097	1,513,007
Commercial construction	87	6,670	6,757	2,808	242,850	245,658
Consumer real estate	9	6,169	6,178	8,541	1,195,661	1,204,202
Other consumer	8	1,567	1,575	12	70,948	70,960
Total	$3,023	$58,386	$61,409	$56,304	$5,879,148	$5,935,452

	December 31, 2018
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$1,295	$32,412	$33,707	$11,369	$2,910,463	$2,921,832
Commercial and industrial	360	11,236	11,596	13,672	1,479,744	1,493,416
Commercial construction	87	7,896	7,983	15,775	241,422	257,197
Consumer real estate	10	6,177	6,187	8,674	1,197,983	1,206,657
Other consumer	11	1,512	1,523	16	67,530	67,546
Total	$1,763	$59,233	$60,996	$49,506	$5,897,142	$5,946,648

	March 31, 2019		December 31, 2018
Ratio of net charge-offs to average loans outstanding	0.36%	*	0.18%
Allowance for loan losses as a percentage of total loans	1.03%		1.03%
Allowance for loan losses to nonperforming loans	128%		144%
* Annualized
The ALL was $61.4 million, or 1.03 percent of total portfolio loans, at March 31, 2019 compared to $61.0 million, or 1.03 percent of total portfolio loans at December 31, 2018. The minor net increase in the ALL of $0.4 million was primarily due to a $1.3 million increase in the reserve for loans individually evaluated for impairment offset by a decrease of $0.8 million in the ALL for loans collectively evaluated for impairment compared to December 31, 2018. Impaired loans increased $6.8 million to $56.3 million compared to $49.5 million at December 31, 2018. The increase in impaired loans was due to the addition of a $5.3 million CRE loan that had a specific reserve of $0.4 million and a $5.2 million C&I loan at March 31, 2019. Commercial special mention, substandard and doubtful loans decreased $15.2 million to $253.3 million from $268.5 million at December 31, 2018. Substandard loans decreased $15.9 million and special mention increased $0.7 million. The decrease in substandard loans from December 31, 2018 was mainly due to pay-offs and loan rating upgrades.
During the three months ended March 31, 2019, net loan charge-offs increased $5.4 million to $5.2 million compared to net recoveries of $0.2 million for the same period in 2018. This increase was a result of two C&I loans that resulted in charge-offs of $5.1 million during the first quarter of 2019. The provision for loan loss increased $3.2 million to $5.7 million for the three months ended March 31, 2019 compared to $2.5 million for the same period in 2018. The increase is mainly due to higher charge-offs compared to a net recovery for the same period in 2018.

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
TDRs increased $3.0 million to $30.9 million at March 31, 2019 compared to $27.9 million at December 31, 2018. The increase is primarily due to new TDRs totaling $5.5 million in 2019, which were offset by principal reductions and charge-offs. Total TDRs of $30.9 million at March 31, 2019 included $23.0 million, or 74.5 percent, that were accruing and $7.9 million, or 25.5 percent, that were nonaccruing.
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
Our allowance for lending-related commitments is determined using a methodology similar to that used for the ALL. Amounts are added to the allowance for lending-related commitments by a charge to current earnings through noninterest expense. The reserve is calculated by applying historical loss rates to unfunded commitments and considering qualitative factors. The allowance for unfunded loan commitments was relatively unchanged at $2.2 million at both March 31, 2019 and December 31, 2018. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.
Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(dollars in thousands)	March 31, 2019	December 31, 2018	$ Change
Nonperforming Loans
Commercial real estate	$28,035	$10,913	$17,122
Commercial and industrial	3,346	2,314	1,032
Commercial construction	820	13,787	(12,967)
Residential mortgage	5,110	5,585	(475)
Home equity	2,740	2,349	391
Installment and other consumer	26	37	(11)
Total Nonperforming Loans	40,077	34,985	5,092
Nonperforming Troubled Debt Restructurings
Commercial real estate	1,074	1,139	(65)
Commercial and industrial	3,463	6,646	(3,183)
Commercial construction	406	406	—
Residential mortgage	1,520	1,543	(23)
Home equity	1,406	1,349	57
Installment and other consumer	4	5	(1)
Total Nonperforming Troubled Debt Restructurings	7,873	11,088	(3,215)
Total Nonperforming Loans	47,950	46,073	1,877
OREO	2,828	3,092	(264)
Total Nonperforming Assets	$50,778	$49,165	$1,613

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	0.81%	0.77%
Nonperforming assets as a percent of total loans plus OREO	0.85%	0.83%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due.
Nonperforming loans increased $1.9 million to $48.0 million at March 31, 2019 compared to $46.1 million at
December 31, 2018 primarily related to the above mentioned CRE loan for $5.3 million offset by payoffs. Also impacting the decrease in Commercial Construction loans and the increase in CRE loans was a reclassification of one loan for $11.5 million.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits

(dollars in thousands)	March 31, 2019	December 31, 2018	$ Change
Customer Deposits
Noninterest-bearing demand	$1,423,436	$1,421,156	$2,280
Interest-bearing demand	538,589	567,492	(28,903)
Money market	1,399,245	1,178,211	221,034
Savings	767,175	784,970	(17,795)
Certificates of deposit	1,300,291	1,261,704	38,587
Total Customer Deposits	5,428,736	5,213,533	215,203
Brokered Deposits
Interest-bearing demand	2,464	6,201	(3,737)
Money market	301,719	303,854	(2,135)
Certificates of deposit	100,482	150,334	(49,852)
Total Brokered Deposits	403,666	460,389	(55,724)
Total Deposits	$5,832,502	$5,673,922	$159,479

Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits at March 31, 2019 increased $159.5 million from December 31, 2018. Total customer deposits increased $215.2 million from December 31, 2018. Money market deposits primarily accounted for this change with an increase of $221.0 million, certificate of deposits increased $38.6 million and noninterest-bearing demand deposits increased $2.3 million. The significant increase in money market deposits is related to a competitively-priced indexed product and a promotional rate product offered in selected markets. These increases were offset by declines in interest-bearing demand deposits of $28.9 million and a decrease of $17.8 million in savings deposits. These decreases were mainly a result of migration into the indexed money market product and outflows due to repositioning by our customers. Total brokered deposits decreased $55.7 million from December 31, 2018. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
Borrowings

(dollars in thousands)	March 31, 2019	December 31, 2018	$ Change
Securities sold under repurchase agreements	$23,427	$18,383	$5,044
Short-term borrowings	235,000	470,000	(235,000)
Long-term borrowings	70,418	70,314	104
Junior subordinated debt securities	45,619	45,619	—
Total Borrowings	$374,464	$604,316	$(229,852)
Borrowings are an additional source of funding for us. Total borrowings decreased $229.9 million, or 38.0 percent, compared to December 31, 2018 due to a decrease in funding needs as a result of strong deposit growth. Total short-term borrowings decreased by $230.0 million, or 47.1 percent, compared to December 31, 2018.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information pertaining to short-term borrowings is summarized in the tables below for the periods ended March 31, 2019 and December 31, 2018.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	March 31, 2019	December 31, 2018
Balance at the period end	$23,427	$18,383
Average balance during the period	23,170	45,992
Average interest rate during the period	0.52%	0.48%
Maximum month-end balance during the period	$23,427	$54,579
Average interest rate at the period end	0.55%	0.46%

	Short-Term Borrowings
(dollars in thousands)	March 31, 2019	December 31, 2018
Balance at the period end	$235,000	$540,000
Average balance during the period	319,389	644,864
Average interest rate during the period	2.72%	1.15%
Maximum month-end balance during the period	$425,000	$734,600
Average interest rate at the period end	2.71%	1.47%
Information pertaining to long-term borrowings is summarized in the tables below for the three month ended March 31, 2019 and December 31, 2018.

	Long-Term Borrowings
(dollars in thousands)	March 31, 2019	December 31, 2018
Balance at the period end	$70,418	$70,314
Average balance during the period	70,196	47,986
Average interest rate during the period	2.84%	2.35%
Maximum month-end balance during the period	$70,418	$70,314
Average interest rate at the period end	2.78%	2.84%

	Junior Subordinated Debt Securities
(dollars in thousands)	March 31, 2019	December 31, 2018
Balance at the period end	$45,619	$45,619
Average balance during the period	45,619	45,619
Average interest rate during the period	5.21%	3.65%
Maximum month-end balance during the period	$45,619	$45,619
Average interest rate at the period end	5.07%	3.78%

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
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate, and high. At March 31, 2019, we had $526 million in highly liquid assets, which consisted of $61.1 million in interest-bearing deposits with banks, $462 million in unpledged securities and $2.7 million in loans held for sale. This resulted in a highly liquid assets to total assets ratio of 7.3 percent at March 31, 2019. Also, at March 31, 2019, we had a remaining borrowing availability of $2.1 billion with the FHLB of Pittsburgh. Refer to Note 9: Borrowings in the Notes to Consolidated Financial Statements and the "Financial Condition- Borrowings" section of this MD&A for more details.
The following table summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	March 31, 2019		December 31, 2018
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$691,112	9.96%	$689,778	10.05%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	671,112	11.35%	669,778	11.38%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	691,112	11.69%	689,778	11.72%
Total capital to risk-weighted assets	8.00%	10.00%	779,695	13.19%	777,913	13.21%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$659,336	9.52%	$659,304	9.63%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	659,336	11.19%	659,304	11.23%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	659,336	11.19%	659,304	11.23%
Total capital to risk-weighted assets	8.00%	10.00%	747,919	12.69%	747,438	12.73%
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of March 31, 2019, we had not issued any securities pursuant to this shelf registration statement.

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
Rate shock analyses results are compared to a base case to provide an estimate of the impact that market rate changes may have on 12 and 24 months of pretax net interest income. The base case and rate shock analyses are performed on a static balance sheet. A static balance sheet is a no growth balance sheet in which all maturing and/or repricing cash flows are reinvested in the same product at the existing product spread. Rate shock analyses assume an immediate parallel shift in market interest rates and also include management assumptions regarding the impact of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market and savings) and changes in the prepayment behavior of loans and securities with optionality. S&T policy guidelines limit the change in pretax net interest income over 12 and 24 month horizons using rate shocks in increments of +/- 100 basis points. Policy guidelines define the percentage change in pretax net interest income by graduated risk tolerance levels of minimal, moderate and high. Throughout the extended low interest rate environment, we suspended the analyses on downward rate shocks of 300 basis points or more. We believed that the impact to net interest income when evaluating these scenarios did not provide meaningful insight into our interest rate risk position. After temporarily suspending the downward rate shocks of 200 basis points or more for EVE, we reinstated the -200 basis point rate shock in September 2018 because interest rates increased enough for the scenario to become meaningful.
In order to monitor interest rate risk beyond the 24 month time horizon of rate shocks on pretax net interest income, we also perform EVE analyses. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. EVE change results are compared to a base case to determine the impact that market rate changes may have on our EVE. As with rate shock analyses on pretax net interest income, EVE analyses incorporate management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and the behavior and value of non-maturity deposit products. S&T policy guidelines limit the change in EVE using rate shocks in increments of +/- 100 basis points. Policy guidelines define the percentage change in EVE by graduated risk tolerance levels of minimal, moderate and high. Similar to the rate shock analyses, the downward rate shocks of 300 basis points or more had been suspended due to the low interest rate environment. After temporarily suspending the downward rate shocks of 200 basis points or more for EVE, we reinstated the -200 basis point rate shock in September 2018.
The table below reflects the rate shock analyses results for the 1 - 12 and 13 - 24 month periods of pretax net interest income and EVE. All results are in the minimal risk tolerance level.

	March 31, 2019			December 31, 2018
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	10.9%	12.7%	(5.7)%	8.3%	11.6%	(10.0)%
300	8.1	9.3	(0.7)	6.1	8.5	(4.6)
200	5.4	6.2	2.4	4.0	5.6	0.6
100	2.8	3.4	3.2	2.2	3.1	1.4
(100)	(4.5)	(5.7)	(9.5)	(3.8)	(5.4)	(7.5)
(200)	(9.1)	(11.7)	(21.0)	NA	NA	NA

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
Our rate shock analyses show an improvement in the percentage change in pretax net interest income in the rates up scenarios and a decline in the rates down scenarios in months 1 - 12 and 13 - 24 when comparing December 31, 2018 to March 31, 2019. All rate shock analyses for both the 1 - 12 and 13 - 24 month periods continue to remain within minimal risk tolerance levels. Our EVE analyses show an improvement in the percentage change in EVE in the rates up scenarios and a decline in the rates down scenario when comparing December 31, 2018 to March 31, 2019.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of March 31, 2019. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2019, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

S&T BANCORP, INC. AND SUBSIDIARIES

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes to the risk factors that we have previously disclosed in Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 21, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table is a summary of our purchases of common stock during the first quarter of 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Approximate dollar value of shares that may yet be purchased under the plan
01/01/2019 - 01/31/2019	—	$—	—	$37,742,049

02/01/2019 - 02/28/2019	66,406	39.24	66,406	35,136,278

03/01/2019 - 03/31/2019	247,498	39.11	247,498	25,456,631
Total	313,904	$39.14	313,904	$25,456,631
(1)On March 19, 2018, our Board of Directors authorized a $50 million share repurchase plan. This repurchase authorization, which is effective through August 31, 2019, permits us to repurchase from time to time up to $50 million in aggregate value of shares of our common stock through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at our discretion and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and our financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds. As of March 31, 2019, there were 635,635 common shares repurchased under this plan at a total cost of $24.5 million, or an average of $38.61 per share. Up to an additional $25.5 million of our common stock may be repurchased under this plan through August 31, 2019.
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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 is formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheet at March 31, 2019 and Audited Consolidated Balance Sheet at December 31, 2018, (ii) Unaudited Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2019 and 2018, (iii) Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Three Months ended March 31, 2019 and 2018, (iv) Unaudited Consolidated Statements of Cash Flows for the Three Months ended March 31, 2019 and 2018 and (v) Notes to Unaudited Consolidated Financial Statements.
Filed herewith

S&T BANCORP, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

May 1, 2019	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)