Form 10-Q
period 2019-06-30
S&T BANCORP INC
filed 2019-08-01
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 0-12508
______________________________________
S&T BANCORP INC
(Exact name of registrant as specified in its charter)
______________________________________

Pennsylvania			25-1434426
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

800 Philadelphia Street	Indiana	PA	15701
(Address of principal executive offices)			(zip code)
800-325-2265
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $2.50 par value	STBA	The NASDAQ Stock Market LLC
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
Common Stock, $2.50 Par Value - 34,309,170 shares as of July 30, 2019

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $62,042 and $82,740 at June 30, 2019 and December 31, 2018	$122,876	$155,489
Securities, at fair value	668,588	684,872
Loans held for sale	8,135	2,371
Portfolio loans, net of unearned income	6,033,200	5,946,648
Allowance for loan losses	(61,479)	(60,996)
Portfolio loans, net	5,971,721	5,885,652
Bank owned life insurance	74,906	73,900
Premises and equipment, net	41,688	41,730
Federal Home Loan Bank and other restricted stock, at cost	22,491	29,435
Goodwill	287,446	287,446
Other intangible assets, net	2,255	2,601
Other assets	134,499	88,725
Total Assets	$7,334,605	$7,252,221
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,462,386	$1,421,156
Interest-bearing demand	549,663	573,693
Money market	1,742,334	1,482,065
Savings	754,062	784,970
Certificates of deposit	1,348,255	1,412,038
Total Deposits	5,856,700	5,673,922
Securities sold under repurchase agreements	14,154	18,383
Short-term borrowings	295,000	470,000
Long-term borrowings	69,791	70,314
Junior subordinated debt securities	45,619	45,619
Other liabilities	88,388	38,222
Total Liabilities	6,369,652	6,316,460
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—36,130,480 shares at June 30, 2019 and at December 31, 2018 Outstanding— 34,330,338 shares at June 30, 2019 and 34,683,874 shares at December 31, 2018	90,326	90,326
Additional paid-in capital	211,325	210,345
Retained earnings	730,577	701,819
Accumulated other comprehensive loss	(9,519)	(23,107)
Treasury stock (1,800,142 shares at June 30, 2019 and 1,446,606 shares at December 31, 2018, at cost)	(57,756)	(43,622)
Total Shareholders’ Equity	964,953	935,761
Total Liabilities and Shareholders’ Equity	$7,334,605	$7,252,221
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME
Loans, including fees	$74,728	$66,610	$148,120	$129,665
Investment Securities:
Taxable	3,647	3,519	7,437	6,948
Tax-exempt	834	872	1,679	1,746
Dividends	415	580	978	1,251
Total Interest and Dividend Income	79,624	71,581	158,214	139,610
INTEREST EXPENSE
Deposits	16,055	9,166	31,036	17,012
Borrowings and junior subordinated debt securities	2,742	4,012	5,995	7,264
Total Interest Expense	18,797	13,178	37,031	24,276
NET INTEREST INCOME	60,827	58,403	121,183	115,334
Provision for loan losses	2,205	9,345	7,854	11,817
Net Interest Income After Provision for Loan Losses	58,622	49,058	113,329	103,517
NONINTEREST INCOME
Net gain on sale of securities	—	—	—	—
Debit and credit card	3,501	3,309	6,476	6,347
Service charges on deposit accounts	3,212	3,227	6,365	6,468
Wealth management	2,062	2,616	4,109	5,298
Mortgage banking	637	831	1,131	1,432
Gain on sale of a majority interest of insurance business	—	—	—	1,873
Other	3,489	2,268	6,182	4,626
Total Noninterest Income	12,901	12,251	24,263	26,044
NONINTEREST EXPENSE
Salaries and employee benefits	20,290	18,611	41,199	37,426
Data processing and information technology	3,414	2,379	6,646	4,704
Net occupancy	2,949	2,804	5,986	5,677
Furniture, equipment and software	2,301	2,134	4,531	4,090
Other taxes	1,456	1,739	2,641	3,587
Marketing	1,310	1,190	2,452	1,892
Professional services and legal	1,145	888	2,329	1,939
FDIC insurance	695	739	1,211	1,847
Merger related expenses	618	—	618	—
Other	6,174	5,379	11,658	10,783
Total Noninterest Expense	40,352	35,863	79,271	71,945
Income Before Taxes	31,171	25,446	58,321	57,616
Provision for income taxes	5,070	4,010	9,292	10,017
Net Income	$26,101	$21,436	$49,029	$47,599
Earnings per share—basic	$0.76	$0.62	$1.43	$1.37
Earnings per share—diluted	$0.76	$0.61	$1.43	$1.36
Dividends declared per share	$0.27	$0.25	$0.54	$0.47
Comprehensive Income	$33,513	$20,444	$62,617	$35,081
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	For the three months ended June 30, 2018
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at March 31, 2018	$90,326	$216,618	$649,925	$(29,953)	$(31,509)	$895,407
Net income for the three months ended June 30, 2018	—	—	21,436	—	—	21,436
Other comprehensive income (loss), net of tax	—	—	—	(1,256)	—	(1,256)
Reclassification of tax effects from the Tax Act (1)	—	—	(264)	264	—	—
Cash dividends declared ($0.25 per share)	—	—	(8,722)	—	—	(8,722)
Treasury stock issued for restricted awards (9,443 shares, net of no forfeitures)	—	—	(263)	—	264	1
Recognition of restricted stock compensation expense	—	267	—	—	—	267
Balance at June 30, 2018	$90,326	$216,885	$662,112	$(30,945)	$(31,245)	$907,133

	For the three months ended June 30, 2019
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at March 31, 2019	$90,326	$210,949	$716,078	$(16,931)	$(57,266)	$943,156
Net Income for the three months ended June 30, 2019	—	—	26,101	—	—	26,101
Other comprehensive income (loss), net of tax	—	—	—	7,412	—	7,412
Cash dividends declared ($0.27 per share)	—	—	(9,242)	—	—	(9,242)
Treasury stock issued for restricted stock awards (83,056 shares, net of forfeitures of 10,918 shares)	—	—	(2,360)	—	2,345	(15)
Repurchase of common stock (71,936 shares)	—	—	—	—	(2,835)	(2,835)
Recognition of restricted stock compensation expense	—	376	—	—	—	376
Balance at June 30, 2019	$90,326	$211,325	$730,577	$(9,519)	$(57,756)	$964,953
See Notes to Consolidated Financial Statements
(1)Reclassification due to the adoption of ASU No. 2018-02 related to funded status of pension.

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	For the six months ended June 30, 2018
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at January 1, 2018	$90,326	$216,106	$628,107	$(18,427)	$(32,081)	$884,031
Net income for the six months ended June 30, 2018	—	—	47,599	—	—	47,599
Other comprehensive income (loss), net of tax	—	—	—	(8,229)	—	(8,229)
Reclassification of tax effects from the Tax Act (1)	—	—	3,427	(3,427)	—	—
Reclassification of net unrealized gains on equity securities (2)	—	—	862	(862)	—	—
Cash dividends declared ($0.47 per share)	—	—	(16,391)	—	—	(16,391)
Treasury stock issued for restricted awards (75,608 shares, net of 37,592 forfeitures)	—	—	(1,492)	—	836	(656)
Recognition of restricted stock compensation expense	—	779	—	—	—	779
Balance at June 30, 2018	$90,326	$216,885	$662,112	$(30,945)	$(31,245)	$907,133

	For the six months ended June 30, 2019
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at January 1, 2019	$90,326	$210,345	$701,819	$(23,107)	$(43,622)	$935,761
Net Income for the six months ended June 30, 2019	—	—	49,029	—	—	49,029
Other comprehensive income (loss), net of tax	—	—	—	13,588	—	13,588
Impact of new lease standard	—	—	167	—	—	167
Cash dividends declared ($0.54 per share)	—	—	(18,559)	—	—	(18,559)
Treasury stock issued for restricted stock awards (83,056 shares, net of forfeitures of 50,752 shares)	—	—	(1,879)	—	988	(891)
Repurchase of common stock (385,840 shares)	—	—	—	—	(15,122)	(15,122)
Recognition of restricted stock compensation expense	—	980	—	—	—	980
Balance at June 30, 2019	$90,326	$211,325	$730,577	$(9,519)	$(57,756)	$964,953
See Notes to Consolidated Financial Statements
(1)Reclassification due to the adoption of ASU No. 2018-02, $(3,660) relates to funded status of pension and $233 relates to net unrealized gains on available-for-sale securities.
(2)Reclassification due to the adoption of ASU No. 2016-01.

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2019	2018
OPERATING ACTIVITIES
Net income	$49,029	$47,599
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,854	11,817
Net increase (decrease) in provision for unfunded loan commitments	208	(114)
Net depreciation, amortization and accretion	2,872	2,174
Net amortization of discounts and premiums on securities	1,562	1,572
Stock-based compensation expense	980	779
Gain on the sale of mortgage loans, net	(683)	(683)
Gain on the sale of majority interest of insurance business	—	(1,873)
Mortgage loans originated for sale	(38,720)	(41,631)
Proceeds from the sale of mortgage loans	33,639	42,998
Net change in:
Interest receivable	(1,235)	(520)
Interest payable	(1,582)	699
Other assets	(11,006)	(853)
Other liabilities	15,978	2,529
Net Cash Provided by Operating Activities	58,896	64,493
INVESTING ACTIVITIES
Purchases of securities	(9,438)	(54,481)
Proceeds from maturities, prepayments and calls of securities	40,260	45,487
Net proceeds from sales (purchases) of Federal Home Loan Bank stock	6,944	(6,512)
Net increase in loans	(95,691)	(37,957)
Proceeds from sale of loans not originated for resale	465	3,922
Purchases of premises and equipment	(2,559)	(804)
Proceeds from the sale of premises and equipment	9	110
Proceeds from the sale of majority interest of insurance business	—	4,540
Net Cash Used in Investing Activities	(60,010)	(45,695)
FINANCING ACTIVITIES
Net increase in core deposits	246,561	46,962
Net (decrease) in certificates of deposit	(63,736)	(81,255)
Net (decrease) in securities sold under repurchase agreements	(4,229)	(5,437)
Net (decrease) increase in short-term borrowings	(175,000)	60,000
Repayments on long-term borrowings	(523)	(1,239)
Treasury shares issued-net	(891)	(657)
Cash dividends paid to common shareholders	(18,559)	(16,391)
Repurchase of common stock	(15,122)	—
Net Cash (Used in) Provided by Financing Activities	(31,499)	1,983
Net (decrease) increase in cash and cash equivalents	(32,613)	20,781
Cash and cash equivalents at beginning of period	155,489	117,152
Cash and Cash Equivalents at End of Period	$122,876	$137,933
Supplemental Disclosures
Loans transferred to held for sale	$—	$3,922
Leased right-of-use operating assets and lease liabilities added to the balance sheet	$37,263	$—
Interest paid	$38,612	$23,576
Income taxes paid, net of refunds	$4,557	$11,103
Transfer net assets to investment in insurance company partnership	$—	$1,917
Transfers of loans to other real estate owned	$215	$2,841
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
On June 5, 2019, S&T and DNB Financial Corporation, or DNB, based in Downingtown, Pennsylvania with 14 branches in Chester, Delaware and Philadelphia counties and approximately $1.2 billion in assets as of March 31, 2019, entered into a definitive Agreement and Plan of Merger pursuant to which DNB will merge with and into S&T, with S&T continuing as the surviving entity. Under the terms of the Agreement and Plan of Merger, DNB shareholders will have the right to receive 1.22 shares of common stock, par value $2.50 per share, of S&T for each share of common stock, par value $1.00 per share, of DNB. Immediately following the merger of DNB and S&T, DNB’s wholly owned bank subsidiary, DNB First, National Association, will merge with and into S&T’s wholly owned bank subsidiary, S&T Bank, with S&T Bank as the surviving entity. The Agreement and Plan of Merger was unanimously approved by the Board of Directors of each of S&T and DNB. The transaction is expected to close in the fourth quarter of 2019, after satisfaction of customary closing conditions including regulatory approvals and approval of the shareholders of DNB.
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

2019 (see Note 7: Right-of-use Assets and Lease Liabilities).
The new standard provides several optional practical expedients to elect in transition to the new lease guidance. We have elected the "package of practical expedients," which permit us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We elected the "use-of-hindsight" practical expedient which allows us to use hindsight in judgments that impact the lease term. We have also elected an accounting policy not to restate comparative periods upon adoption.
The most significant effects of adopting the new standard relate to the recognition of ROU assets and lease liabilities on our balance sheet for our real estate leases and providing significant new disclosures about our leasing activities. The carrying value of our ROU assets will be tested annually for impairment or more frequently if events or changes in circumstances indicate that an impairment might exist.
Upon adoption, we recognized additional finance lease liabilities of approximately $1.2 million and operating lease liabilities, net of deferred rent, of approximately $33.7 million based on the present value of the remaining minimum rental payments under current leasing standards for existing leases. We also recognized corresponding finance ROU assets of $1.2 million and operating ROU assets of approximately $33.4 million. The adoption had no material impact on the Consolidated Statements of Comprehensive Income.
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
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments of this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as CECL, or current expected credit loss, model. This Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We did not adopt this ASU at its early adoption date.
We have created a CECL Committee to govern the implementation of these amendments consisting of key stakeholders from Credit Administration, Finance, Accounting, Risk Management and Internal Audit. We have engaged a third-party to assist us in developing our CECL methodology. We have made our decision on loan segmentation and currently are in the process of testing and validating two methodologies for calculating the quantitative component of our CECL allowance. Our next steps include developing the qualitative allowance framework, and designing internal controls and financial statement disclosures. We continue to evaluate the provisions of this ASU to determine the potential impact on our Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Numerator for Earnings per Share—Basic:
Net income	$26,101	$21,436	$49,029	$47,599
Less: Income allocated to participating shares	71	62	137	141
Net Income Allocated to Shareholders	$26,029	$21,374	$48,892	$47,458

Numerator for Earnings per Share—Diluted:
Net income	$26,101	$21,436	$49,029	$47,599
Net Income Available to Shareholders	$26,101	$21,436	$49,029	$47,599

Denominators for Earnings per Share:
Weighted Average Shares Outstanding—Basic	34,158,136	34,793,160	34,298,185	34,775,043
Add: Potentially dilutive shares	52,850	264,416	88,121	267,998
Denominator for Treasury Stock Method—Diluted	34,210,986	35,057,576	34,386,306	35,043,041

Weighted Average Shares Outstanding—Basic	34,158,136	34,793,160	34,298,185	34,775,043
Add: Average participating shares outstanding	93,433	100,212	96,261	103,449
Denominator for Two-Class Method—Diluted	34,251,569	34,893,372	34,394,446	34,878,492

Earnings per share—basic	$0.76	$0.62	$1.43	$1.37
Earnings per share—diluted	$0.76	$0.61	$1.43	$1.36
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	5,183	—	44,153	2,047

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

Mortgage Servicing Rights
The fair value of MSRs is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. Since the valuation model includes significant unobservable inputs as listed above, MSRs are classified as Level 3. MSRs are reported in other assets in the Consolidated Balance Sheets and are amortized into mortgage banking income in the Consolidated Statements of Comprehensive Income.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at June 30, 2019 and December 31, 2018. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	June 30, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Debt securities available-for-sale:
U.S. Treasury securities	$—	$10,007	$—	$10,007
Obligations of U.S. government corporations and agencies	—	129,773	—	129,773
Collateralized mortgage obligations of U.S. government corporations and agencies	—	150,405	—	150,405
Residential mortgage-backed securities of U.S. government corporations and agencies	—	20,936	—	20,936
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	235,292	—	235,292
Obligations of states and political subdivisions	—	117,624	—	117,624
Total Debt Securities Available-for-Sale	—	664,037	—	664,037
Marketable equity securities	—	4,551	—	4,551
Total Securities	—	668,588	—	668,588
Securities held in a deferred compensation plan	5,532	—	—	5,532
Derivative financial assets:
Interest rate swaps	—	22,688	—	22,688
Interest rate lock commitments	—	649	—	649
Total Assets	$5,532	$691,925	$—	$697,457
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$22,620	$—	$22,620
Forward sale contracts	—	105	—	105
Total Liabilities	$—	$22,725	$—	$22,725

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

	December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Debt securities available-for-sale:
U.S. Treasury securities	$—	$9,736	$—	$9,736
Obligations of U.S. government corporations and agencies	—	128,261	—	128,261
Collateralized mortgage obligations of U.S. government corporations and agencies	—	148,659	—	148,659
Residential mortgage-backed securities of U.S. government corporations and agencies	—	24,350	—	24,350
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	246,784	—	246,784
Obligations of states and political subdivisions	—	122,266	—	122,266
Total Debt Securities Available-for-Sale	—	680,056	—	680,056
Marketable equity securities	—	4,816	—	4,816
Total Securities	—	684,872	—	684,872
Securities held in a deferred compensation plan	4,725	—	—	4,725
Derivative financial assets:
Interest rate swaps	—	5,504	—	5,504
Interest rate lock commitments	—	251	—	251
Forward sale contracts	—	55	—	55
Total Assets	$4,725	$690,682	$—	$695,407
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$5,340	$—	$5,340
Total Liabilities	$—	$5,340	$—	$5,340

Assets Recorded at Fair Value on a Nonrecurring Basis

We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either June 30, 2019 or December 31, 2018.
The following table presents our assets that are measured at fair value on a nonrecurring basis by the fair value hierarchy level as of the dates presented:

	June 30, 2019				December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS(1)
Impaired loans	$—	$—	$30,456	$30,456	$—	$—	$21,441	$21,441
Other real estate owned	—	—	1,353	1,353	—	—	2,826	2,826
Mortgage servicing rights	—	—	1,141	1,141	—	—	1,197	1,197
Total Assets	$—	$—	$32,950	$32,950	$—	$—	$25,464	$25,464
(1)This table presents only the nonrecurring items that are recorded at fair value in our financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

The carrying values and fair values of our financial instruments at June 30, 2019 and December 31, 2018 are presented in the following tables:

	Carrying Value(1)	Fair Value Measurements at June 30, 2019
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$122,876	$122,876	$122,876	$—	$—
Securities	668,588	668,588	—	668,588	—
Loans held for sale	8,135	8,135	—	—	8,135
Portfolio loans, net	5,971,721	5,836,651	—	—	5,836,651
Bank owned life insurance	74,906	74,906	—	74,906	—
FHLB and other restricted stock	22,491	22,491	—	—	22,491
Securities held in a deferred compensation plan	5,532	5,532	5,532	—	—
Mortgage servicing rights	4,214	4,728	—	—	4,728
Interest rate swaps	22,688	22,688	—	22,688	—
Interest rate lock commitments	649	649	—	649	—
LIABILITIES
Deposits	$5,856,700	$5,854,053	$4,508,445	$1,345,608	$—
Securities sold under repurchase agreements	14,154	14,154	14,154	—	—
Short-term borrowings	295,000	295,000	295,000	—	—
Long-term borrowings	69,791	70,405	39,334	31,071	—
Junior subordinated debt securities	45,619	45,619	45,619	—	—
Interest rate swaps	22,620	22,620	—	22,620	—
Forward sales contracts	105	105	—	105	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2018
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$155,489	$155,489	$155,489	$—	$—
Securities	684,872	684,872	—	684,872	—
Loans held for sale	2,371	2,469	—	—	2,469
Portfolio loans, net	5,885,652	5,728,843	—	—	5,728,843
Bank owned life insurance	73,900	73,900	—	73,900	—
FHLB and other restricted stock	29,435	29,435	—	—	29,435
Securities held in a Deferred Compensation Plan	4,725	4,725	4,725	—	—
Mortgage servicing rights	4,464	5,181	—	—	5,181
Interest rate swaps	5,504	5,504	—	5,504	—
Interest rate lock commitments	251	251	—	251	—
Forward sale contracts	55	55	—	55	—
LIABILITIES
Deposits	$5,673,922	$5,662,193	$4,261,884	$1,400,309	$—
Securities sold under repurchase agreements	18,383	18,383	18,383	—	—
Short-term borrowings	470,000	470,000	470,000	—	—
Long-term borrowings	70,314	70,578	38,610	31,968	—
Junior subordinated debt securities	45,619	45,619	45,619	—	—
Interest rate swaps	5,340	5,340	—	5,340	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES

The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	June 30, 2019	December 31, 2018
Debt securities available-for-sale	$664,037	$680,056
Marketable equity securities	4,551	4,816
Total Securities	$668,588	$684,872

Debt Securities Available-for-Sale
The following tables present the amortized cost and fair value of debt securities available-for-sale as of the dates presented:

	June 30, 2019				December 31, 2018
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$9,964	$43	$—	$10,007	$9,958	$—	$(222)	$9,736
Obligations of U.S. government corporations and agencies	128,260	1,532	(19)	129,773	129,267	68	(1,074)	128,261
Collateralized mortgage obligations of U.S. government corporations and agencies	147,692	3,029	(316)	150,405	149,849	795	(1,985)	148,659
Residential mortgage-backed securities of U.S. government corporations and agencies	20,704	289	(57)	20,936	24,564	203	(417)	24,350
Commercial mortgage-backed securities of U.S. government corporations and agencies	232,657	2,807	(172)	235,292	251,660	—	(4,876)	246,784
Obligations of states and political subdivisions	113,508	4,116	—	117,624	119,872	2,448	(54)	122,266
Total Debt Securities Available-for-Sale	$652,785	$11,816	$(564)	$664,037	$685,170	$3,514	$(8,628)	$680,056

The following tables present the fair value and the age of gross unrealized losses on debt securities available-for-sale by investment category as of the dates presented:

	June 30, 2019
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	—	$—	$—	—	$—	$—
Obligations of U.S. government corporations and agencies	—	—	—	3	24,932	(19)	3	24,932	(19)
Collateralized mortgage obligations of U.S. government corporations and agencies	1	3,613	(6)	8	41,602	(310)	9	45,215	(316)
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	2	6,740	(57)	2	6,740	(57)
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—	—	5	48,119	(172)	5	48,119	(172)
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total Temporarily Impaired Debt Securities	1	$3,613	$(6)	18	$121,393	$(558)	19	$125,006	$(564)

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

We do not believe any individual unrealized loss as of June 30, 2019 represents an other than temporary impairment, or OTTI. At June 30, 2019 there were 19 debt securities in an unrealized loss position and at December 31, 2018, there were 65 debt securities in an unrealized loss position. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES – continued

The following table presents net unrealized gains and losses, net of tax, on debt securities available-for-sale included in accumulated other comprehensive income/(loss), for the periods presented:

	June 30, 2019			December 31, 2018
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized (Losses)/Gains	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)
Total unrealized gains/(losses) on debt securities available-for-sale	$11,816	$(564)	$11,252	$3,514	$(8,628)	$(5,114)
Income tax (expense) benefit	(2,520)	120	(2,400)	(746)	1,832	1,086
Net Unrealized Gains/(Losses), Net of Tax Included in Accumulated Other Comprehensive Income/(Loss)	$9,296	$(444)	$8,852	$2,768	$(6,796)	$(4,028)
The amortized cost and fair value of debt securities available-for-sale at June 30, 2019 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2019
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$47,630	$47,770
Due after one year through five years	122,824	124,741
Due after five years through ten years	63,472	66,144
Due after ten years	17,805	18,750
Debt Securities Available-for-Sale With Maturities	251,731	257,405
Collateralized mortgage obligations of U.S. government corporations and agencies	147,692	150,405
Residential mortgage-backed securities of U.S. government corporations and agencies	20,705	20,936
Commercial mortgage-backed securities of U.S. government corporations and agencies	232,657	235,291
Total Debt Securities Available-for-Sale	$652,785	$664,037

Debt securities with carrying values of $201.2 million at June 30, 2019 and $236.0 million at December 31, 2018 were pledged for various regulatory and legal requirements.
Marketable Equity Securities
The following table presents realized and unrealized net gains and losses for our marketable equity securities for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Marketable Equity Securities
Net market (losses)/gains recognized	$52	$230	$(266)	$282
Less: Net gains recognized for equity securities sold	—	—	—	—
Unrealized (Losses)/Gains on Equity Securities Still Held	$52	$230	$(266)	$282

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE

Loans are presented net of unearned income of $5.3 million at June 30, 2019 and December 31, 2018. The following table indicates the composition of loans as of the dates presented:

(dollars in thousands)	June 30, 2019	December 31, 2018
Commercial
Commercial real estate	$2,906,895	$2,921,832
Commercial and industrial	1,559,727	1,493,416
Commercial construction	267,203	257,197
Total Commercial Loans	4,733,825	4,672,445
Consumer
Residential mortgage	751,355	726,679
Home equity	464,195	471,562
Installment and other consumer	72,041	67,546
Consumer construction	11,784	8,416
Total Consumer Loans	1,299,375	1,274,203
Total Portfolio Loans	6,033,200	5,946,648
Loans held for sale	8,135	2,371
Total Loans	$6,041,335	$5,949,019

We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 78.5 percent of total portfolio loans at June 30, 2019 and 78.6 percent at December 31, 2018. Within our commercial portfolio, the Commercial Real Estate, or CRE, and Commercial Construction portfolios combined comprised $3.2 billion or 67 percent of total commercial loans at June 30, 2019 and $3.2 billion or 68 percent of total commercial loans at December 31, 2018 and 53 percent of total portfolio loans at both June 30, 2019 and December 31, 2018. Further segmentation of the CRE and Commercial Construction portfolios by collateral type reveals no concentration in excess of 14 percent of both total CRE and Commercial Construction loans at both June 30, 2019 and December 31, 2018.
We lend primarily in Pennsylvania and the contiguous states of Ohio, New York, West Virginia and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this geography, resulting in a concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data and information supplied by our customers. We also use subscription services for additional geographic and industry specific information. Our CRE and Commercial Construction portfolios have exposure outside of this geography of 6.4 percent of the combined portfolios and 3.4 percent of total portfolio loans at June 30, 2019. This compares to 5.4 percent of the combined portfolios and 2.9 percent of total portfolio loans at December 31, 2018.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

The following table summarizes restructured loans as of the dates presented:

	June 30, 2019			December 31, 2018
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$3,519	$5,600	$9,119	$2,054	$1,139	$3,193
Commercial and industrial	9,671	980	10,651	7,026	6,646	13,672
Commercial construction	1,913	406	2,319	1,912	406	2,318
Residential mortgage	1,997	1,497	3,494	2,214	1,543	3,757
Home equity	3,577	1,458	5,035	3,568	1,349	4,917
Installment and other consumer	13	3	16	12	5	17
Total	$20,690	$9,944	$30,634	$16,786	$11,088	$27,874

There were three TDRs totaling $0.1 million that returned to accruing status during the three months ended June 30, 2019 and four TDRs totaling $1.8 million that returned to accruing status during the six months ended June 30, 2019. There were no TDRs that returned to accruing status during the three and six months ended June 30, 2018.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

The following tables present the restructured loans by loan segment and by type of concession for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Totals by Loan Segment
Commercial Real Estate
Maturity date extension	1	$1,322	$1,311	$(11)	—	$—	$—	$—
Maturity date extension and interest rate reduction	1	151	148	(3)	—	—	—	—
Principal forgiveness	1	4,690	4,631	(59)	—	—	—	—
Total Commercial Real Estate	3	6,163	6,090	(73)	—	—	—	—
Commercial and Industrial
Principal deferral	—	—	—	—	3	4,815	5,034	219
Total Commercial and Industrial	—	—	—	—	3	4,815	5,034	219
Residential Mortgage
Chapter 7 bankruptcy(2)	2	116	115	(1)	1	41	41	—
Total Residential Mortgage	2	116	115	(1)	1	41	41	—
Home equity
Chapter 7 bankruptcy(2)	6	107	105	(2)	2	26	26	—
Interest rate reduction	1	109	108	(1)	—	—	—	—
Maturity date extension and interest rate reduction	—	—	—	—	2	47	47	—
Total Home Equity	7	216	214	(3)	4	73	73	—
Installment and Other Consumer
Chapter 7 bankruptcy(2)	2	9	9	—	2	8	7	(1)
Total Installment and Other Consumer	2	$9	$9	$—	2	$8	$7	$(1)
Totals by Concession Type
Maturity date extension	1	$1,322	$1,311	$(11)	—	$—	$—	$—
Chapter 7 bankruptcy(2)	10	232	229	(3)	5	75	74	(1)
Maturity date extension and interest rate reduction	1	151	148	(3)	2	47	47	—
Principal deferral	—	—	—	—	3	4,815	5,034	219
Interest rate reduction	1	109	108	—	—	—	—	—
Principal forgiveness	1	4,690	4,631	(59)	—	—	—	—
Total	14	$6,504	$6,427	$(76)	10	$4,937	$5,155	$218
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)
Totals by Loan Segment
Commercial real estate
Maturity date extension	1	$1,322	$1,311	$(11)	—	$—	$—	$—
Maturity date extension and interest rate reduction	1	151	148	(3)	—	—	—	—
Principal forgiveness	1	4,690	4,631	(59)	—	—	—	—
Total Commercial Real Estate	3	6,163	6,090	(73)	—	—	—	—
Commercial and Industrial
Maturity date extension	—	—	—	—	2	768	582	(186)
Maturity date extension and interest rate reduction	1	4,751	4,529	(222)	—	—	—	—
Principal deferral	—	—	—	—	3	4,815	5,034	219
Principal deferral and Maturity date extension	—	—	—	—	6	5,355	5,229	(126)
Total Commercial and Industrial	1	4,751	4,529	(222)	11	10,938	10,845	(93)
Residential Mortgage
Chapter 7 bankruptcy(2)	3	166	163	(3)	3	199	196	(3)
Total Residential Mortgage	3	166	163	(3)	3	199	196	(3)
Home equity
Chapter 7 bankruptcy(2)	13	298	268	(30)	11	605	574	(31)
Interest rate reduction	2	190	189	(1)	—	—	—	—
Maturity date extension and interest rate reduction	—	—	—	—	2	47	47	—
Total Home Equity	15	488	457	(31)	13	652	621	(31)
Installment and Other Consumer
Chapter 7 bankruptcy(2)	3	9	9	—	4	25	23	(2)
Total Installment and Other Consumer	3	$9	$9	$—	4	25	$23	$(2)
Totals by Concession Type
Maturity date extension	1	1,322	1,311	(11)	2	768	582	(186)
Maturity date extension and interest rate reduction	2	4,902	4,677	(225)	2	47	47	—
Principal deferral	—	—	—	—	3	4,815	5,034	219
Principal deferral and Maturity date extension	—	—	—	—	6	5,355	5,229	(126)
Chapter 7 bankruptcy(2)	19	473	440	(33)	18	829	793	(36)
Interest rate reduction	2	190	189	—	—	—	—	—
Principal forgiveness	1	4,690	4,631	(59)	—	—	4,690	4,690
Total	25	$11,577	$11,248	$(328)	31	$11,814	$16,375	$4,561
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

As of June 30, 2019, we had 8 commitments to lend an additional $10.8 million on TDRs. Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. There were no TDRs that defaulted during the three and six months ended June 30, 2019 and 2018 that were restructured within the last 12 months prior to defaulting.
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	June 30, 2019	December 31, 2018
Nonperforming Assets
Nonaccrual loans	$35,083	$34,985
Nonaccrual TDRs	9,944	11,088
Total Nonaccrual Loans	45,027	46,073
OREO	1,495	3,092
Total Nonperforming Assets	$46,522	$49,165

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
Other Consumer—Loans made to individuals that may be secured by assets other than 1-4 family residences, as well as unsecured loans. This segment includes auto loans, unsecured loans and lines of credit. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values.

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
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	June 30, 2019
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,875,439	$1,456	$1,217	$28,783	$31,456	$2,906,895
Commercial and industrial	1,554,081	606	910	4,130	5,646	1,559,727
Commercial construction	265,977	—	—	1,226	1,226	267,203
Residential mortgage	741,453	1,900	1,220	6,782	9,902	751,355
Home equity	457,296	2,555	264	4,081	6,900	464,195
Installment and other consumer	71,808	126	81	25	232	72,041
Consumer construction	11,784	—	—	—	—	11,784
Loans held for sale	8,135	—	—	—	—	8,135
Total	$5,985,973	$6,643	$3,692	$45,027	$55,362	$6,041,335

	December 31, 2018
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,903,997	$3,638	$2,145	$12,052	$17,835	$2,921,832
Commercial and industrial	1,482,473	1,000	983	8,960	10,943	1,493,416
Commercial construction	243,004	—	—	14,193	14,193	257,197
Residential mortgage	717,447	1,584	520	7,128	9,232	726,679
Home equity	465,152	2,103	609	3,698	6,410	471,562
Installment and other consumer	67,281	148	75	42	265	67,546
Consumer construction	8,416	—	—	—	—	8,416
Loans held for sale	2,371	—	—	—	—	2,371
Total	$5,890,141	$8,473	$4,332	$46,073	$58,878	$5,949,019

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
The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	June 30, 2019
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,750,338	94.6%	$1,483,519	95.1%	$256,351	95.9%	$4,490,208	94.9%
Special mention	63,993	2.2%	34,527	2.2%	7,189	2.7%	105,708	2.2%
Substandard	92,564	3.2%	41,681	2.7%	3,664	1.4%	137,909	2.9%
Total	$2,906,895	100.0%	$1,559,727	100.0%	$267,203	100.0%	$4,733,825	100.0%

	December 31, 2018
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,776,292	95.0%	$1,394,427	93.4%	$233,190	90.7%	$4,403,909	94.3%
Special mention	54,627	1.9%	25,368	1.7%	7,349	2.8%	87,344	1.8%
Substandard	90,913	3.1%	73,621	4.9%	16,658	6.5%	181,192	3.9%
Total	$2,921,832	100.0%	$1,493,416	100.0%	$257,197	100.0%	$4,672,445	100.0%

Substandard loans decreased $43.3 million to $137.9 million at June 30, 2019 compared to $181.2 million at December 31, 2018 mainly due to loan pay-offs and upgrades of risk ratings. Special mention loans increased $18.4 million to $105.7 million at June 30, 2019 compared to $87.3 million at December 31, 2018 due to downgrades as a result of updated financial information.
We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.
The following tables present the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	June 30, 2019
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and Other Consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$744,573	99.1%	$460,114	99.1%	$72,016	100.0%	$11,784	100.0%	$1,288,487	99.2%
Nonperforming	6,782	0.9%	4,081	0.9%	25	—%	—	—%	10,888	0.8%
Total	$751,355	100.0%	$464,195	100.0%	$72,041	100.0%	$11,784	100.0%	$1,299,375	100.0%

	December 31, 2018
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and Other Consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$719,551	99.0%	$467,864	99.2%	$67,504	99.9%	$8,416	100.0%	$1,263,335	99.1%
Nonperforming	7,128	1.0%	3,698	0.8%	42	0.1%	—	—%	10,868	0.9%
Total	$726,679	100.0%	$471,562	100.0%	$67,546	100.0%	$8,416	100.0%	$1,274,203	100.0%
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
The following table summarizes investments in loans considered to be impaired and related information on those impaired loans as of the dates presented:

	June 30, 2019			December 31, 2018
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With a related allowance recorded:
Commercial real estate	$7,703	$7,703	$1,530	$7,733	$7,733	$1,295
Commercial and industrial	834	761	204	884	893	360
Commercial construction	490	489	157	489	489	87
Consumer real estate	666	666	307	15	14	10
Other consumer	13	14	14	11	12	11
Total with a Related Allowance Recorded	9,706	9,633	2,212	9,132	9,141	1,763
Without a related allowance recorded:
Commercial real estate	21,592	24,894	—	3,636	4,046	—
Commercial and industrial	9,817	12,550	—	12,788	14,452	—
Commercial construction	2,318	3,828	—	15,286	19,198	—
Consumer real estate	7,863	8,415	—	8,659	9,635	—
Other consumer	3	9	—	5	18	—
Total without a Related Allowance Recorded	41,593	49,696	—	40,374	47,349	—
Total:
Commercial real estate	29,295	32,597	1,530	11,369	11,779	1,295
Commercial and industrial	10,651	13,311	204	13,672	15,345	360
Commercial construction	2,808	4,317	157	15,775	19,687	87
Consumer real estate	8,529	9,081	307	8,674	9,649	10
Other consumer	16	23	14	16	30	11
Total	$51,299	$59,329	$2,212	$49,506	$56,490	$1,763

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables summarize average recorded investment in and interest income recognized on loans considered to be impaired for the periods presented:

	Three Months Ended
	June 30, 2019		June 30, 2018
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial real estate	$7,703	$—	$—	$—
Commercial and industrial	758	13	—	—
Commercial construction	489	—	—	—
Consumer real estate	666	—	—	—
Other consumer	16	—	38	1
Total with a Related Allowance Recorded	9,633	13	38	1
Without a related allowance recorded:
Commercial real estate	21,802	77	3,609	54
Commercial and industrial	7,568	131	8,060	210
Commercial construction	2,319	48	3,443	33
Consumer real estate	7,952	93	9,483	118
Other consumer	3	—	10	—
Total without a Related Allowance Recorded	39,643	349	24,605	415
Total:
Commercial real estate	29,505	77	3,609	54
Commercial and industrial	8,326	144	8,060	210
Commercial construction	2,808	48	3,443	33
Consumer real estate	8,618	93	9,483	118
Other consumer	19	—	48	1
Total	$49,276	$362	$24,643	$416

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

	Six Months Ended
	June 30, 2019		June 30, 2018
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial real estate	$7,704	$—	$—	$—
Commercial and industrial	772	26	—	—
Commercial construction	489	—	—	—
Consumer real estate	666	—	—	—
Other consumer	18	1	40	2
Total with a Related Allowance Recorded	9,649	27	40	2
Without a related allowance recorded:
Commercial real estate	22,093	124	3,712	85
Commercial and industrial	5,329	189	7,796	218
Commercial construction	2,319	83	3,445	73
Consumer real estate	7,979	188	10,128	253
Other consumer	4	—	11	—
Total without a Related Allowance Recorded	37,723	584	25,092	629
Total:
Commercial real estate	29,797	124	3,712	85
Commercial and industrial	6,101	215	7,796	218
Commercial construction	2,808	83	3,445	73
Consumer real estate	8,645	188	10,128	253
Other consumer	22	1	51	2
Total	$47,373	$611	$25,132	$631

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables detail activity in the ALL for the periods presented:

	Three Months Ended June 30, 2019
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$34,903	$11,996	$6,757	$6,178	$1,575	$61,409
Charge-offs	(528)	(1,435)	—	(247)	(457)	(2,667)
Recoveries	6	91	2	344	89	532
Net Recoveries/(Charge-offs)	(522)	(1,344)	2	97	(368)	(2,135)
Provision for loan losses	(1,545)	2,575	495	296	384	2,205
Balance at End of Period	$32,836	$13,227	$7,254	$6,571	$1,591	$61,479

	Three Months Ended June 30, 2018
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$30,963	$10,472	$10,721	$5,418	$1,472	$59,046
Charge-offs	(237)	(7,392)	(321)	(268)	(414)	(8,632)
Recoveries	185	362	1	85	125	758
Net Recoveries/(Charge-offs)	(52)	(7,030)	(320)	(183)	(289)	(7,874)
Provision for loan losses	321	7,432	1,275	6	311	9,345
Balance at End of Period	$31,232	$10,874	$11,676	$5,241	$1,494	$60,517

	Six Months Ended June 30, 2019
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$33,707	$11,596	$7,983	$6,187	$1,523	$60,996
Charge-offs	(529)	(6,912)	—	(410)	(840)	(8,691)
Recoveries	128	508	3	492	189	1,320
Net (Charge-offs)/Recoveries	(401)	(6,404)	3	82	(651)	(7,371)
Provision for loan losses	(470)	8,035	(732)	302	719	7,854
Balance at End of Period	$32,836	$13,227	$7,254	$6,571	$1,591	$61,479

	Six Months Ended June 30, 2018
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$27,235	$8,966	$13,167	$5,479	$1,543	$56,390
Charge-offs	(232)	(8,222)	(321)	(429)	(872)	(10,076)
Recoveries	228	480	1,130	323	225	2,386
Net Charge-offs	(4)	(7,742)	809	(106)	(647)	(7,690)
Provision for loan losses	4,001	9,650	(2,300)	(132)	598	11,817
Balance at End of Period	$31,232	$10,874	$11,676	$5,241	$1,494	$60,517

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the ALL and recorded investments in loans by category as of the periods presented:

	June 30, 2019
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$1,530	$31,306	$32,836	$29,295	$2,877,600	$2,906,895
Commercial and industrial	204	13,023	13,227	10,651	1,549,076	1,559,727
Commercial construction	157	7,097	7,254	2,808	264,395	267,203
Consumer real estate	307	6,264	6,571	8,529	1,218,805	1,227,334
Other consumer	14	1,577	1,591	16	72,025	72,041
Total	$2,212	$59,267	$61,479	$51,299	$5,981,901	$6,033,200

	December 31, 2018
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$1,295	$32,412	$33,707	$11,369	$2,910,463	$2,921,832
Commercial and industrial	360	11,236	11,596	13,672	1,479,744	1,493,416
Commercial construction	87	7,896	7,983	15,775	241,422	257,197
Consumer real estate	10	6,177	6,187	8,674	1,197,983	1,206,657
Other consumer	11	1,512	1,523	16	67,530	67,546
Total	$1,763	$59,233	$60,996	$49,506	$5,897,142	$5,946,648

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
The following tables present our ROU assets, lease expense, weighted average term, discount rate and maturity analysis of lease liabilities for finance and operating leases as of June 30, 2019 and for the periods presented:

	June 30, 2019
(in thousands, except weighted-averages)	Three months ended	Six months ended
Operating lease expense	$1,034	$2,066
Amortization of ROU assets - finance leases	23	45
Interest on lease liabilities - finance leases (1)	18	36
Total Lease Expense	$1,075	$2,147
Operating Leases
ROU assets		$36,417
Operating cash flows		$662
Finance Leases
ROU assets		$1,191
Operating cash flows		$36
Financing cash flows		$22
Weighted Average Lease Term - Years
Operating leases		20.14
Finance leases		15.34
Weighted Average Discount Rate
Operating leases		6.15%
Finance leases		5.98%
(1) Included in borrowings interest expense in our consolidated statements of comprehensive income. All other lease costs in this table are included in net occupancy expense.

(dollars in thousands)
Maturity Analysis	Finance	Operating	Total
2019	$117	$3,744	$3,861
2020	126	3,623	3,749
2021	126	3,686	3,812
2022	128	3,768	3,896
2023	130	3,703	3,833
Thereafter	1,342	58,045	59,387
Total	$1,969	$76,569	$78,538
Less: Present value discount	(735)	(35,507)	(36,242)
Lease Liabilities	$1,234	$41,062	$42,296

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued

The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Derivatives not Designated as Hedging Instruments:
Interest Rate Swap Contracts - Commercial Loans
Fair value	$22,688	$5,504	$22,620	$5,340
Notional amount	449,576	325,750	449,576	325,750
Collateral received/posted	—	160	21,556	—
Interest Rate Lock Commitments - Mortgage Loans
Fair value	649	251	—	—
Notional amount	15,104	6,054	—	—
Forward Sale Contracts - Mortgage Loans
Fair value	—	55	105	—
Notional amount	$—	$6,000	$15,404	$—

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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Derivatives not Designated as Hedging Instruments:
Gross amounts recognized	$22,810	$8,733	$22,742	$8,569
Gross amounts offset	(122)	(3,229)	(122)	(3,229)
Net Amounts Presented in the Consolidated Balance Sheets	22,688	5,504	22,620	5,340
Gross amounts not offset(1)	—	(160)	(21,556)	—
Net Amount	$22,688	$5,344	$1,064	$5,340
(1) Amounts represent collateral received/posted for the periods presented.
The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$26	$(201)	$(96)	$(85)
Interest rate lock commitments—mortgage loans	310	128	398	172
Forward sale contracts—mortgage loans	(193)	(15)	(160)	(33)
Total Derivatives Gain/(Loss)	$143	$(88)	$142	$54

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 9. BORROWINGS
Short-term borrowings are for terms under or equal to one year and are comprised of securities sold under repurchase agreements, or REPOs and FHLB advances. All REPOs are overnight short-term investments and are not insured by the Federal Deposit Insurance Corporation, or FDIC. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and, therefore, the REPOs are accounted for as secured borrowings. Mortgage-backed securities with amortized cost of $16.5 million and carrying value of $16.7 million at June 30, 2019 and amortized cost of $24.2 million and carrying value of $23.9 million at December 31, 2018, were pledged as collateral for these secured transactions. The pledged securities are held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral is low. Collateral pledging requirements with REPOs are monitored daily. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans.
Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances, two capital leases and junior subordinated debt securities. Long-term FHLB advances are secured by the same loans as short-term FHLB advances. We had total long-term borrowings outstanding of $5.5 million at a fixed rate and $63.1 million at a variable rate at June 30, 2019, excluding our capital leases.
Information pertaining to borrowings is summarized in the table below as of the dates presented:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term Borrowings
Securities sold under repurchase agreements	$14,154	0.74%	$18,383	0.46%
Short-term borrowings	295,000	2.50%	470,000	2.65%
Total Short-term Borrowings	309,154	2.42%	488,383	2.57%
Long-term Borrowings
Long-term borrowings	69,791	2.73%	70,314	2.84%
Junior subordinated debt securities	45,619	4.87%	45,619	5.25%
Total Long-term Borrowings	115,410	3.58%	115,933	3.79%
Total Borrowings	$424,564	2.74%	$604,316	2.80%

We had total borrowings at the FHLB of Pittsburgh of $363.6 million at June 30, 2019 and $540.3 million at December 31, 2018. The $363.6 million at June 30, 2019 consisted of $295.0 million in short-term borrowings and $68.6 million in long-term borrowings. Our maximum borrowing capacity with the FHLB of Pittsburgh was $2.6 billion at June 30, 2019. We utilized $545.5 million of our borrowing capacity at June 30, 2019 consisting of $363.6 million for borrowings and $181.9 million for letters of credit to collateralize public funds. Our remaining borrowing availability at June 30, 2019 is $2.1 billion.

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
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	June 30, 2019	December 31, 2018
Commitments to extend credit	$1,561,464	$1,464,892
Standby letters of credit	74,270	77,134
Total	$1,635,734	$1,542,026

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 11. REVENUE FROM CONTRACTS WITH CUSTOMERS
We earn revenue from contracts with our customers when we have completed our performance obligations and recognize that revenue when services are provided to our customers. Our contracts with customers are primarily in the form of account agreements. Generally, our services are transferred at a point in time in response to transactions initiated and controlled by our customers under service agreements with an expected duration of one year or less. Our customers have the right to terminate their services agreements at any time.
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

(dollars in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Revenue Streams	Point of Revenue Recognition	2019	2018	2019	2018
Service charges on deposit accounts	Over a period of time	$451	$453	$908	$987
	At a point in time	2,761	2,774	5,457	5,481
		$3,212	$3,227	$6,365	$6,468

Debit and credit card	Over a period time	$177	$151	$362	$339
	At a point in time	3,324	3,158	6,114	6,008
		$3,501	$3,309	$6,476	$6,347

Wealth management	Over a period of time	$409	$793	$822	$1,596
	At a point in time	1,653	1,823	3,288	3,702
		$2,062	$2,616	$4,109	$5,298

Other fee revenue	At a point in time	$1,145	$887	$2,064	$1,754

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 12. OTHER COMPREHENSIVE INCOME/(LOSS)
The following tables present the change in components of other comprehensive income/(loss) for the periods presented, net of tax effects.

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Change in net unrealized gains/(losses) on debt securities available-for-sale	$8,968	$(1,912)	$7,056	$(2,296)	$487	$(1,809)
Adjustment to funded status of employee benefit plans	452	(96)	356	702	(149)	553
Other Comprehensive Income/(Loss)	$9,420	$(2,008)	$7,412	$(1,594)	$338	$(1,256)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in net unrealized (losses)/gains on debt securities available-for-sale (1)	$16,366	$(3,490)	$12,876	$(11,770)	$2,499	$(9,271)
Adjustment to funded status of employee benefit plans	905	(193)	712	1,323	(281)	1,042
Other Comprehensive (Loss)/Income	$17,271	$(3,683)	$13,588	$(10,447)	$2,218	$(8,229)
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
The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Components of Net Periodic Pension Cost
Interest cost on projected benefit obligation	$989	$967	$1,978	$1,934
Expected return on plan assets	(1,181)	(1,567)	(2,361)	(3,134)
Net amortization	395	545	789	1,089
Net Periodic Pension Expense	$203	$(55)	$406	$(111)

The components of net periodic pension expense are included in salaries and employee benefits on the Consolidated Statements of Comprehensive Income.
NOTE 14. QUALIFIED AFFORDABLE HOUSING AND HISTORIC REHABILITATION PROJECTS

As part of our responsibilities under the Community Reinvestment Act and due to their favorable federal income tax benefits, we invest in Low Income Housing and Historic Rehabilitation projects. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. We use the cost method to account for these partnerships.
Our total investment in qualified affordable housing projects was $4.6 million at June 30, 2019 and $6.0 million at December 31, 2018. Amortization expense, included in other noninterest expense in the Consolidated Statements of Comprehensive Income, was $0.7 million and $1.4 million for the three and six months ended June 30, 2019 and June 30, 2018. The amortization expense was offset by tax credits of $0.7 million and $1.5 million for the three and six months ended June 30, 2019 and $0.8 million and $1.5 million for the three and six months ended June 30, 2018 as a reduction to our federal tax provision.
Our total investment in historic rehabilitation was $0.3 million at June 30, 2019 and December 31, 2018. Federal tax credits of $0.2 million and $0.5 million were recognized as a reduction to our federal tax provision for the three and six months ended June 30, 2019. No federal historic rehabilitation tax credits were earned in 2018.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 16. SHARE REPURCHASE PLAN
On March 19, 2018, our Board of Directors authorized a $50 million share repurchase plan. This repurchase authorization, which is effective through August 31, 2019, permits us to repurchase from time to time up to $50 million in aggregate value of shares of our common stock through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at our discretion and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and our financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds. During the three months ended June 30, 2019, we repurchased 71,936 common shares at a total cost of $2.8 million, or an average of $39.41 per share. For the six months ended June 30, 2019, we repurchased 385,840 common shares under this plan at a total cost of $15.1 million, or an average of $39.19 per share. Up to an additional $22.6 million of our common stock may be repurchased under this plan through August 31, 2019.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three and six month periods ended June 30, 2019 and 2018. Our MD&A should be read in conjunction with our Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
Important Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting S&T and its future business and operations including statements related to the expected timing of the closing of the proposed merger and the expected returns and other benefits of the proposed merger to shareholders. Forward looking statements are typically identified by words or phrases such as “will likely result”, “expect”, “anticipate”, “estimate”, “forecast”, “project”, “intend”, “ believe”, “assume”, “strategy”, “trend”, “plan”, “outlook”, “outcome”, “continue”, “remain”, “potential”, “opportunity”, “believe”, “comfortable”, “current”, “position”, “maintain”, “sustain”, “seek”, “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Forward-looking statements represent management’s beliefs, based upon information available at the time the statements are made, with regard to the matters addressed; they are not guarantees of future performance. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses; cyber-security concerns; rapid technological developments and changes; sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; regulatory supervision and oversight; legislation affecting the financial services industry as a whole, and S&T, in particular; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; reliance on significant customer relationships; general economic or business conditions; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; and re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses. Additionally, there can be no assurances that the proposed merger with DNB will close when expected or the expected returns and other benefits of the proposed merger to shareholders will be achieved. Factors that could cause or contribute to such differences include, but are not limited to, the possibility that expected benefits may not materialize in the time frames expected or at all, or may be more costly to achieve; that the merger transaction may not be timely completed, if at all; that prior to completion of the merger transaction or thereafter, the parties’ respective businesses may not perform as expected due to transaction-related uncertainties or other factors; that the parties are unable to implement successful integration strategies; that the required regulatory, shareholder, or other closing conditions are not satisfied in a timely manner, or at all; reputational risks and the reaction of the parties’ customers to the merger transaction; diversion of management time to merger-related issues. Many of these factors, as well as other factors, are described in our Annual Report on Form 10-K for the year ended December 31, 2018, including Part I, Item 1A-"Risk Factors" and any of our subsequent filings with the SEC. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made and we undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2019 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2018 under Part II, Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $7.3 billion at June 30, 2019.  We operate in five markets including Western Pennsylvania, Central Pennsylvania, Northeast Ohio, Central Ohio, and Upstate New York. We employ a geographic market based strategy in order to drive organic growth. Each of our five markets is led by a Market President who is responsible for developing strategic initiatives specific to each market. We acknowledge that each of our five markets are in different stages of development and that our market based strategy will allow us to customize our approach to each market given its developmental stage and unique characteristics.
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
On June 5, 2019, we entered into a definitive Agreement and Plan of Merger to acquire DNB Financial Corporation, or DNB, based in Downingtown, Pennsylvania. DNB had approximately $1.2 billion in assets at March 31, 2019 and maintains 14 branches in Chester, Delaware and Philadelphia counties. The acquisition will expand our footprint into Southeastern Pennsylvania. Pursuant to the Agreement and Plan of Merger, DNB will merge with and into S&T, with S&T continuing as the surviving entity. Under the terms of the Agreement and Plan of Merger, DNB shareholders will have the right to receive 1.22 shares of common stock, par value $2.50 per share, of S&T for each share of common stock, par value $1.00 per share, of DNB. Immediately following the merger of DNB and S&T, DNB’s wholly owned bank subsidiary, DNB First, National Association, will merge with and into S&T’s wholly owned bank subsidiary, S&T Bank, with S&T Bank as the surviving entity. The Agreement and Plan of Merger was unanimously approved by the Board of Directors of each of S&T and DNB. The transaction is expected to close in the fourth quarter of 2019 after satisfaction of customary closing conditions, including regulatory approvals and approval of the shareholders of DNB.
Our focus continues to be on organic loan and deposit growth and implementing opportunities to increase fee income while closely monitoring our operating expenses and asset quality. We are focused on executing our strategy to successfully build our brand and grow our business in all of our markets.
Earnings Summary
Net income increased $4.7 million, or 21.8 percent, for the three months ended June 30, 2019 and increased $1.4 million, or 3.0 percent, for the six months ended June 30, 2019 compared to the same periods in 2018. Net income for the three and six months ended June 30, 2019 was $26.1 million and $49.0 million, or $0.76 and $1.43 diluted earnings per share, as compared to $21.4 million and $47.6 million, or $0.61 and $1.36 diluted earnings per share for the same periods in 2018.
The increase in net income for the three month period ended June 30, 2019 of $4.7 million was primarily due to a decrease in the provision for loan losses of $7.1 million and an increase in net interest income of $2.4 million offset by an increase in noninterest expense of $4.5 million and an increase of $1.1 million in the provision for income taxes. The increase in net income for the six month period ended June 30, 2019 of $1.4 million was primarily due to an increase in net interest income of $5.9 million, a decrease in the provision for loan losses of $3.9 million and a decrease of $0.7 million in the provision for income taxes offset by a decrease noninterest income of $1.8 million and an increase of $7.3 million in noninterest expense.
Net interest income increased $2.4 million and $5.9 million to $60.8 million and $121.2 million for the three and six months ended June 30, 2019 compared to net interest income of $58.4 million and $115.3 million for the same periods in 2018. Average interest-earning assets increased $178.6 million and $175.5 million for the three and six months ended June 30, 2019

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

compared to the same periods in 2018. Average interest-bearing liabilities increased $42.6 million and $42.2 for the three and six months ended June 30, 2019 compared to the same periods in 2018. Net interest margin, on a fully taxable-equivalent, or FTE basis (non-GAAP), increased four and nine basis points to 3.68 percent and 3.70 percent in the three and six months ended June 30, 2019 compared to 3.64 percent and 3.61 percent for the same periods in 2018. The increases in short-term interest rates over the past year positively impacted both net interest income and net interest margin. Net interest margin is reconciled to net interest income adjusted to an FTE basis in the "Results of Operations - Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018 - Net Interest Income" section of this MD&A.
The provision for loan losses decreased $7.1 million and $3.9 million to $2.2 million and $7.9 million for the three and six months ended June 30, 2019 compared to $9.3 million and $11.8 million for the same periods in 2018. The decrease in the provision for loan losses for both periods mainly related to a decrease in loan charge-offs. For the three and six months ended June 30, 2019, we had net charges-offs of $2.1 million and $7.4 million compared to $7.9 million and $7.7 million for the same periods in 2018. Annualized net loan charge-offs to average loans was 0.14 percent and 0.25 percent for the three and six months ended June 30, 2019 compared to 0.55 percent and 0.27 percent for the same periods in 2018. Impaired loans increased $17.5 million to $51.3 million at June 30, 2019 compared to $33.8 million at June 30, 2018 and specific reserves on impaired loans increased $2.2 million compared to the same period in the prior year. Nonperforming loans increased $23.6 million to $45.0 million at June 30, 2019 compared to $21.4 million at June 30, 2018.
Noninterest income increased $0.7 million to $12.9 million for the three months ended June 30, 2019 and decreased $1.8 million to $24.3 million for the six months ended June 30, 2019 compared to the same periods in 2018. The decrease for the six months ending June 30, 2019 was partially related to a $1.9 million gain on the sale of a majority interest in S&T Evergreen Insurance, LLC in the first quarter of 2018. Wealth management fees decreased $0.6 million for the three months ended and $1.2 million for the six months ended June 30, 2019 due to a decline in financial service revenue and market conditions. Offsetting these decreases were increases of $1.2 million and $1.6 million in other income primarily related to higher commercial loan swap fees of $0.9 million and $1.4 million due to an increase in customer demand for this product.
Noninterest expense increased $4.5 million to $40.4 million for the three months ended June 30, 2019 and $7.3 million to $79.3 million for the six months ended June 30, 2019 compared to the same periods in 2018. The most significant increases in expense related to salaries and employee benefits and data processing and information technology. Salaries and employee benefits expense increased $1.7 million for the three months ended and $3.8 million for the six months ended June 30, 2019 compared to the same periods in 2018 mainly due to annual merit increases and higher severance, incentive and pension costs. Data processing and information technology increased $1.0 million for the three months ended and $1.9 million for the six months ended June 30, 2019 compared to the same periods in 2018 due to the recent outsourcing arrangement for certain components of our IT function and the annual increase with our third-party data processor. Additionally, we incurred merger related expenses of $0.6 million for professional services during the second quarter of 2019.
The provision for income taxes increased $1.1 million for the three months ended June 30, 2019 as a result of an increase in pretax income of $5.7 million compared to the same period in 2018. The provision for income taxes decreased $0.7 million for the six months ended June 30, 2019 compared to the same periods in 2018 primarily due to non-recurring discrete items of $0.9 million related to the sale of a majority interest of our insurance business in the first quarter of 2018. Our effective tax rate increased to 16.3 percent for the three month period ended June 30, 2019 and decreased to 15.9 percent for the six month period ended June 30, 2019 compared to 15.8 percent and 17.4 percent for the same periods in 2018.

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
We believe the presentation of net interest income and net interest margin on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (GAAP) per the Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted on an FTE basis and net interest margin adjusted on an FTE basis in the "Results of Operations - Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018 - Net Interest Income" section of this MD&A.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2019 Compared to
Three and Six Months Ended June 30, 2018
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
The following table reconciles interest income per the Consolidated Statements of Comprehensive Income to net interest income and rates on an FTE basis for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Total interest income	$79,624	$71,581	$158,214	$139,610
Total interest expense	18,797	13,178	37,031	24,276
Net Interest Income per Consolidated Statements of Comprehensive Income	60,827	58,403	121,183	115,334
Adjustment to FTE basis	958	938	1,919	1,878
Net Interest Income on an FTE Basis (Non-GAAP)	$61,785	$59,341	$123,102	$117,212
Net interest margin	3.63%	3.58%	3.64%	3.56%
Adjustment to FTE basis	0.05%	0.06%	0.06%	0.05%
Net Interest Margin on an FTE Basis (Non-GAAP)	3.68%	3.64%	3.70%	3.61%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheet and Net Interest Income Analysis (FTE)
The following tables provide information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$49,949	$274	2.19%	$55,015	$221	1.60%
Securities, at fair value(2)(3)	673,117	4,482	2.66%	685,132	4,450	2.60%
Loans held for sale	1,452	16	4.44%	1,528	28	7.43%
Commercial real estate	2,895,146	36,158	5.01%	2,774,882	32,617	4.71%
Commercial and industrial	1,559,222	20,087	5.17%	1,431,861	16,627	4.66%
Commercial construction	242,192	3,242	5.37%	324,934	3,857	4.76%
Total Commercial Loans	4,696,560	59,487	5.08%	4,531,677	53,101	4.70%
Residential mortgage	734,372	8,253	4.50%	691,634	7,314	4.23%
Home equity	463,480	6,267	5.42%	472,927	5,676	4.81%
Installment and other consumer	71,319	1,286	7.23%	67,186	1,138	6.79%
Consumer construction	11,014	149	5.41%	4,570	54	4.76%
Total Consumer Loans	1,280,185	15,955	4.99%	1,236,317	14,182	4.60%
Total Portfolio Loans	5,976,745	75,442	5.06%	5,767,994	67,283	4.68%
Total Loans(1)(2)	5,978,197	75,458	5.06%	5,769,522	67,311	4.68%
Federal Home Loan Bank and other restricted stock	21,141	368	6.97%	34,130	537	6.30%
Total Interest-earning Assets	6,722,404	80,582	4.81%	6,543,799	72,519	4.44%
Noninterest-earning assets	523,636			491,246
Total Assets	$7,246,040			$7,035,045
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$550,200	631	0.46%	$571,260	437	0.31%
Money market	1,695,349	8,169	1.93%	1,251,171	4,027	1.29%
Savings	760,743	484	0.26%	851,702	429	0.20%
Certificates of deposit	1,389,968	6,771	1.95%	1,295,473	4,273	1.32%
Total Interest-bearing Deposits	4,396,260	16,055	1.46%	3,969,606	9,166	0.93%
Securities sold under repurchase agreements	16,337	28	0.69%	48,980	50	0.41%
Short-term borrowings	242,759	1,642	2.71%	617,891	3,179	2.06%
Long-term borrowings	70,049	500	2.86%	46,317	259	2.24%
Junior subordinated debt securities	45,619	572	5.03%	45,619	525	4.61%
Total Borrowings	374,764	2,742	2.94%	758,807	4,012	2.12%
Total Interest-bearing Liabilities	4,771,024	18,797	1.58%	4,728,413	13,178	1.12%
Noninterest-bearing liabilities	1,523,676			1,403,771
Shareholders’ equity	951,340			902,861
Total Liabilities and Shareholders’ Equity	$7,246,040			$7,035,045
Net Interest Income (2)(3)		$61,785			$59,341
Net Interest Margin (2)(3)			3.68%			3.64%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent for 2019 and 2018.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$51,758	$626	2.42%	$55,509	$451	1.63%
Securities, at fair value(2)(3)	676,797	9,039	2.67%	686,017	8,803	2.57%
Loans held for sale	1,175	25	4.29%	1,737	56	6.44%
Commercial real estate	2,900,181	72,122	5.01%	2,733,168	62,924	4.64%
Commercial and industrial	1,534,080	39,420	5.18%	1,431,725	32,187	4.53%
Commercial construction	246,073	6,554	5.37%	349,893	8,032	4.63%
Total Commercial Loans	4,680,334	118,096	5.09%	4,514,786	103,143	4.61%
Residential mortgage	728,495	16,123	4.44%	692,961	14,554	4.21%
Home equity	465,598	12,536	5.43%	476,967	10,975	4.64%
Installment and other consumer	70,215	2,508	7.20%	67,025	2,241	6.74%
Consumer construction	10,244	293	5.77%	4,192	98	4.73%
Total Consumer Loans	1,274,552	31,460	4.96%	1,241,145	27,868	4.52%
Total Portfolio Loans	5,954,886	149,556	5.06%	5,755,931	131,011	4.59%
Total Loans(1)(2)	5,956,061	149,581	5.06%	5,757,668	131,067	4.59%
Federal Home Loan Bank and other restricted stock	22,797	887	7.79%	32,681	1,167	7.13%
Total Interest-earning Assets	6,707,413	160,133	4.81%	6,531,875	141,488	4.36%
Noninterest-earning assets	521,082			490,476
Total Assets	$7,228,495			$7,022,351
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$547,960	1,183	0.44%	$573,307	806	0.28%
Money market	1,632,234	15,461	1.91%	1,222,770	7,259	1.20%
Savings	765,638	957	0.25%	862,947	866	0.20%
Certificates of deposit	1,412,117	13,435	1.92%	1,325,379	8,081	1.23%
Total Interest-bearing Deposits	4,357,949	31,036	1.44%	3,984,403	17,012	0.86%
Securities sold under repurchase agreements	19,735	57	0.59%	48,380	96	0.40%
Short-term borrowings	280,862	3,787	2.72%	607,013	5,687	1.89%
Long-term borrowings	70,122	993	2.85%	46,626	490	2.12%
Junior subordinated debt securities	45,619	1,158	5.12%	45,619	991	4.38%
Total Borrowings	416,338	5,995	2.90%	747,638	7,264	1.96%
Total Interest-bearing Liabilities	4,774,287	37,031	1.56%	4,732,041	24,276	1.03%
Noninterest-bearing liabilities	1,505,964			1,393,939
Shareholders’ equity	948,244			896,371
Total Liabilities and Shareholders’ Equity	$7,228,495			$7,022,351
Net Interest Income (2)(3)		$123,102			$117,212
Net Interest Margin (2)(3)			3.70%			3.61%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent for 2019 and 2018.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
Net interest income on an FTE basis (non-GAAP) increased $2.4 million, or 4.1 percent, for the three months ended June 30, 2019 and increased $5.9 million, or 5.0 percent, for the six months ended June 30, 2019, compared to the same periods in 2018. The net interest margin on an FTE basis (non-GAAP) increased four basis points for the three months ended June 30, 2019 and nine basis points for the six months ended June 30, 2019, compared to the same periods in 2018. The increases were primarily due to higher short-term interest rates.
Interest income on an FTE basis (non-GAAP) increased $8.1 million, or 11.1 percent, for the three months ended June 30, 2019 and increased $18.6 million, or 13.2 percent, for the six months ended June 30, 2019, compared to the same periods in

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2018. The increases were primarily due to increases in average interest-earning assets of $178.6 million and $175.5 million for the three and six months ended June 30, 2019 and higher short-term interest rates, compared to the same periods in 2018. Average loan balances increased $208.7 million and $198.4 million compared to the same periods in 2018, due to organic loan growth, primarily in the commercial loan portfolio. The average rate earned on loans increased 38 and 47 basis points compared to the same periods in 2018, primarily due to higher short-term interest rates. Average investment securities decreased $12.0 million and $9.2 million and the average rate earned increased six and ten basis points due to higher rates, compared to the same periods in 2018. Overall, the FTE rate on interest-earning assets (non-GAAP) increased 37 and 45 basis points for the three and six months ended June 30, 2019, compared to the same periods in 2018.
Interest expense increased $5.6 million and $12.8 million for the three and six months ended June 30, 2019, compared to the same periods in 2018. The increases were primarily due to higher short-term interest rates. Average interest-bearing deposits increased $426.7 million and $373.5 million for the three and six months ended June 30, 2019, compared to the same periods in 2018. Average money market balances increased $444.2 million and the average rate paid increased 64 basis points for the three months ended June 30, 2019 and increased $409.5 million and 71 basis points for the six months ended June 30, 2019, compared to the same periods in 2018, due to higher short-term interest rates and promotional pricing. The money market balance increases are partially attributable to a shift in deposit mix, as average interest-bearing demand and savings balances declined during these periods. The growth in average interest-bearing deposits is complemented by average noninterest-bearing demand balance increases of $103.9 million and $98.0 million for the three and six months ended June 30, 2019, compared to the same periods in 2018. Average total borrowings decreased $384.0 million and $331.3 million for the three and six months ended June 30, 2019, compared to the same periods in 2018, due to increased deposits. Overall, the cost of interest-bearing liabilities increased 46 and 53 basis points for the three and six months ended June 30, 2019, compared to the same periods in 2018.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2019 Compared to June 30, 2018			Six Months Ended June 30, 2019 Compared to June 30, 2018
(dollars in thousands)	Volume (4)	Rate (4)	Total	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$(20)	$73	$53	$(30)	$205	$175
Securities, at fair value(2)(3)	(78)	110	32	(119)	355	236
Loans held for sale	(1)	(11)	(12)	(18)	(13)	(31)
Commercial real estate	1,414	2,127	3,541	3,845	5,353	9,198
Commercial and industrial	1,479	1,981	3,460	2,301	4,932	7,233
Commercial construction	(982)	367	(615)	(2,383)	905	(1,478)
Total Commercial Loans	1,911	4,475	6,386	3,763	11,190	14,953
Residential mortgage	451	488	939	747	822	1,569
Home equity	(113)	704	591	(261)	1,822	1,561
Installment and other consumer	70	78	148	107	160	267
Consumer construction	77	18	95	142	53	195
Total Consumer Loans	485	1,288	1,773	735	2,857	3,592
Total Portfolio Loans	2,396	5,763	8,159	4,498	14,047	18,545
Total Loans (1)(2)	2,395	5,752	8,147	4,480	14,034	18,514
Federal Home Loan Bank and other restricted stock	(204)	35	(169)	(355)	75	(280)
Change in Interest Earned on Interest-earning Assets	2,093	5,970	8,063	3,976	14,669	18,645
Interest paid on:
Interest-bearing demand	($15)	$209	$194	($36)	$413	$377
Money market	1,430	2,712	4,142	2,432	5,770	8,202
Savings	(46)	101	55	(98)	189	91
Certificates of deposit	312	2,186	2,498	529	4,825	5,354
Total Interest-bearing Deposits	1,681	5,208	6,889	2,827	11,197	14,024
Securities sold under repurchase agreements	(33)	11	(22)	(57)	18	(39)
Short-term borrowings	(1,930)	393	(1,537)	(3,056)	1,156	(1,900)
Long-term borrowings	132	109	241	248	255	503
Junior subordinated debt securities	—	47	47	—	167	167
Total Borrowings	(1,831)	560	(1,271)	(2,865)	1,596	(1,269)
Change in Interest Paid on Interest-bearing Liabilities	(150)	5,768	5,618	(38)	12,793	12,755
Change in Net Interest Income	$2,243	$202	$2,445	$4,014	$1,876	$5,890
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
Provision for Loan Losses

The provision for loan losses is the adjustment to the allowance for loan losses, or ALL, after net loan charge-offs have been deducted to bring the ALL to a level determined to be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses decreased $7.1 million and $3.9 million to $2.2 million and $7.9 million for the three and six months ended June 30, 2019 compared to $9.3 million and $11.8 million for the same periods in 2018.
The decrease in the provision for loan losses was mainly due to lower net charge-offs for both periods. For the three and six months ended June 30, 2019, we had net charges-offs of $2.1 million and $7.4 million compared to $7.9 million and $7.7 million for the same periods in 2018. Net charge-offs for the three months ended June 30, 2018 was significantly impacted by a $5.2 million loan charge-off for a commercial customer arising from a participation loan agreement with a lead bank and other participating banks. The loss resulted from fraudulent activities believed to be perpetrated by one or more executives employed by the borrower and its related entities. Annualized net loan charge-offs to average loans for the three and six months ended June 30, 2019 were 0.14 percent and 0.25 percent compared to 0.55 percent and 0.27 percent for the same periods in 2018.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impaired loans increased $17.5 million to $51.3 million at June 30, 2019 compared to $33.8 million at June 30, 2018 and specific reserves on impaired loans increased $2.2 million compared to the same period in the prior year. The increase in specific reserves related to a $7.7 million commercial real estate loan that had a specific reserve of $1.3 million recorded in the fourth quarter of 2018. Nonperforming loans also increased $23.6 million to $45.0 million at June 30, 2019 compared to $21.4 million at June 30, 2018.
The ALL at June 30, 2019 was $61.5 million compared to $60.5 million at June 30, 2018. The ALL as a percent of total portfolio loans was 1.02 percent at June 30, 2019 and 1.05 percent at June 30, 2018. Refer to “Financial Condition as of June 30, 2019 - Allowance for Loan Losses” in this MD&A for additional information.
Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net gain on sale of securities	$—	$—	$—	NM	$—	$—	$—	NM
Debit and credit card	3,501	3,309	192	5.8	6,476	6,347	129	2.0%
Service charges on deposit accounts	3,212	3,227	(15)	(0.5)	6,365	6,468	(103)	(1.6)
Wealth management	2,062	2,616	(554)	(21.2)	4,109	5,298	(1,189)	(22.4)
Mortgage banking	637	831	(194)	(23.3)	1,131	1,432	(301)	(21.0)
Gain on sale of a majority interest of insurance business	—	—	—	NM	—	1,873	(1,873)	NM
Other	3,489	2,268	1,221	53.8	6,182	4,626	1,556	33.6
Total Noninterest Income	$12,901	$12,251	$650	5.3%	$24,263	$26,044	$(1,781)	(6.8)%

Noninterest income increased $0.7 million to $12.9 million for the three months ended June 30, 2019 and decreased $1.8 million to $24.3 million for the six months ended June 30, 2019 compared to the same periods in 2018. The decrease for the six months ended June 30, 2019 was partially related to a $1.9 million gain on the sale of a majority interest in S&T Evergreen Insurance, LLC in the first quarter of 2018. Wealth management fees decreased $0.6 million for the three months ended and $1.2 million for the six months ended June 30, 2019 due to a decline in financial service revenue and market conditions. Offsetting these decreases were increases of $1.2 million and $1.6 million in other income primarily related to higher commercial loan swap fees of $0.9 million and $1.4 million due to an increase in customer demand for this product.
Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Salaries and employee benefits	$20,290	$18,611	$1,679	9.0%	$41,199	$37,426	$3,773	10.1%
Data processing and information technology	3,414	2,379	1,035	43.5	6,646	4,704	1,942	41.3
Net occupancy	2,949	2,804	145	5.2	5,986	5,677	309	5.4
Furniture, equipment and software	2,301	2,134	167	7.8	4,531	4,090	441	10.8
Other taxes	1,456	1,739	(283)	(16.3)	2,641	3,587	(946)	(26.4)
Marketing	1,310	1,190	120	10.1	2,452	1,892	560	29.6
Professional services and legal(1)	1,145	888	257	28.9	2,329	1,939	390	20.1
FDIC insurance	695	739	(44)	(6.0)	1,211	1,847	(636)	(34.5)
Merger related expenses	618	—	618	NM	618	—	618	NM
Other	6,174	5,379	795	14.8	11,658	10,783	875	8.1
Total Noninterest Expense	$40,352	$35,863	$4,489	12.5%	$79,271	$71,945	$7,326	10.2%
(1)Excludes Merger related expenses for 2019 amounts only.
NM - not meaningful

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest expense increased $4.5 million to $40.4 million for the three months ended June 30, 2019 and $7.3 million to $79.3 million for the six months ended June 30, 2019 compared to the same periods in 2018. During the second quarter of 2019, we incurred merger related expenses of $0.6 million for professional services in the three and six months ended June 30, 2019. Salaries and employee benefits expense increased $1.7 million for the three months ended and $3.8 million for the six months ended June 30, 2019 compared to the same periods in 2018 mainly due to annual merit increases and higher severance, higher incentives and higher pension costs. Data processing and information technology increased $1.0 million for the three months ended and $1.9 million for the six months ended June 30, 2019 compared to the same periods in 2018 due the recent outsourcing arrangement for certain components of our IT function and the annual increase with our third-party data processor. Other noninterest expense increased $0.8 million for the three months ended and $0.9 million for the six months ended June 30, 2019 compared to the same periods in 2018 due to higher loan related expenses and other real estate owned, or OREO, losses and expenses. These increases were partially offset by a decrease in other taxes of $0.3 million for the three months ended and $0.9 million for the six months ended June 30, 2018 due to a state sales tax assessment in 2018. FDIC insurance remained relatively unchanged for the three months ended but decreased $0.6 million for the six months ended June 30, 2019 compared to the same periods in 2018 due to improvements in the financial ratios used to determine the assessment.
Provision for Income Taxes
The provision for income taxes increased $1.1 million for the three months ended June 30, 2019 as a result of an increase in pretax income of $5.7 million compared to the same period in 2018. The provision for income taxes decreased $0.7 million for the six months ended June 30, 2019 compared to the same periods in 2018 primarily due to non-recurring discrete items of $0.9 million related to the sale of a majority interest of our insurance business in the first quarter of 2018. Our effective tax rate increased to 16.3 percent for the three month period ended June 30, 2019 and decreased to 15.9 percent for the six month period ended June 30, 2019 compared to 15.8 percent and 17.4 percent for the same periods in 2018.
Financial Condition as of June 30, 2019
Total assets were relatively unchanged at $7.3 billion at June 30, 2019 compared to December 31, 2018. Total portfolio loans increased $86.6 million with increases primarily in the commercial loan portfolio. The Commercial and Industrial and Commercial Construction loans increased $66.3 million and $10.0 million offset by a decrease of $14.9 million in CRE loans. Consumer loans increased $25.2 million primarily as a result of the $24.7 million increase in residential mortgages and minor increases in all other consumer categories except the home equity portfolio. Securities decreased $16.3 million to $668.6 million at June 30, 2019 from $684.9 million at December 31, 2018. The decrease in securities is due to pay downs on mortgage-backed securities offset by limited purchases and an increase in the unrealized gain during the six months ended June 30, 2019. The bond portfolio had an unrealized gain of $11.3 million at June 30, 2019 compared to an unrealized loss of $5.1 million at December 31, 2018 due to a decrease in interest rates.
Our deposits increased $182.8 million, or 3.2 percent, with total deposits of $5.9 billion at June 30, 2019 compared to $5.7 billion at December 31, 2018. Customer deposits increased $291.5 million with growth in money market of $267.9 million, or 22.7 percent, in noninterest-bearing demand accounts of $41.2 million and certificates of deposit of $36.5 million which was offset by declines in savings accounts of $30.9 million and interest-bearing demand accounts of $23.2 million. The significant increase of $267.9 million in money market deposits is related to a competitively-priced indexed product and a promotional rate product offered in selected markets. Total brokered deposits decreased $108.7 million at June 30, 2019 compared to December 31, 2018.
Total borrowings decreased $179.7 million compared to December 31, 2018 due to a decrease in funding needs. Total short-term borrowings decreased by $179.2 million, or 36.7 percent, and long-term borrowings decreased $0.5 million.
Total shareholders’ equity increased by $29.2 million to $965.0 million at June 30, 2019 compared to $935.8 million at December 31, 2018. The increase was primarily due to net income of $49.0 million offset partially by dividends of $18.6 million and share repurchases of $15.1 million. The $13.6 million increase in other comprehensive income was due to a $12.9 million increase in unrealized gains on our available-for-sale investment securities and a $0.7 million change in the funded status of our employee benefit plans.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Securities Activity

(dollars in thousands)	June 30, 2019	December 31, 2018	$ Change
U.S. treasury securities	$10,007	$9,736	$271
Obligations of U.S. government corporations and agencies	129,773	128,261	1,512
Collateralized mortgage obligations of U.S. government corporations and agencies	150,405	148,659	1,746
Residential mortgage-backed securities of U.S. government corporations and agencies	20,936	24,350	(3,414)
Commercial mortgage-backed securities of U.S. government corporations and agencies	235,292	246,784	(11,492)
Obligations of states and political subdivisions	117,624	122,266	(4,642)
Debt Securities Available-for-Sale	664,037	680,056	(16,019)
Marketable equity securities	4,551	4,816	(265)
Total Securities	$668,588	$684,872	$(16,284)
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income, and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities decreased $16.3 million to $668.6 million at June 30, 2019 from $684.9 million at December 31, 2018. The decrease in securities is due to pay downs on mortgage-backed securities offset by limited purchases and an increase in the unrealized gain during the six months ended June 30, 2019.
At June 30, 2019 our bond portfolio was in a net unrealized gain position of $11.3 million compared to a net unrealized loss position of $5.1 million at December 31, 2018. At June 30, 2019 total gross unrealized gains in the bond portfolio were $11.8 million offset by $0.5 million of gross unrealized losses, compared to December 31, 2018, when total gross unrealized gains were $3.5 million offset by gross unrealized losses of $8.6 million. Management evaluates the securities portfolio for other than temporary impairment, or OTTI, on a quarterly basis. During the six months ended June 30, 2019 and 2018, we did not record any OTTI.
Loan Composition

	June 30, 2019		December 31, 2018
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$2,906,895	48.18%	$2,921,832	49.13%
Commercial and industrial	1,559,727	25.85	1,493,416	25.11
Construction	267,203	4.43	257,197	4.33
Total Commercial Loans	4,733,825	78.46%	4,672,445	78.57%
Consumer
Residential mortgage	751,355	12.45%	726,679	12.22%
Home equity	464,195	7.69	471,562	7.93
Installment and other consumer	72,041	1.19	67,546	1.13
Construction	11,784	0.20	8,416	0.14
Total Consumer Loans	1,299,375	21.54%	1,274,203	21.43%
Total Portfolio Loans	6,033,200	100.00%	5,946,648	100.00%
Loans held for sale	8,135		2,371
Total Loans	$6,041,335		$5,949,019
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commercial loans, including CRE, C&I and Commercial Construction, comprised 78.5 percent of total portfolio loans at June 30, 2019 and 78.6 percent at December 31, 2018. Total portfolio loans increased $86.6 million to $6.0 billion at June 30, 2019 compared to $5.9 billion at December 31, 2018. The increase was primarily due to $61.4 million in our commercial loan portfolio. C&I portfolio increased $66.3 million and Commercial Construction loans increased $10.0 million offset by a decrease of $14.9 million in the CRE portfolio compared to December 31, 2018.
Consumer loans represent 21.5 percent of our total portfolio loans at June 30, 2019 and 21.4 percent at December 31, 2018. Consumer loans increased $25.2 million compared to December 31, 2018 with minor increases in all categories except the home equity portfolio. Residential mortgages increased $24.7 million, installment and other consumer increased $4.5 million and consumer construction loans increased $3.4 million offset by a decrease of $7.4 million in home equity loans.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables summarize the ALL and recorded investments in loans by category and the related ratios for the dates presented:

	June 30, 2019
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$1,530	$31,306	$32,836	$29,295	$2,877,600	$2,906,895
Commercial and industrial	204	13,023	13,227	10,651	1,549,076	1,559,727
Commercial construction	157	7,097	7,254	2,808	264,395	267,203
Consumer real estate	307	6,264	6,571	8,529	1,218,805	1,227,334
Other consumer	14	1,577	1,591	16	72,025	72,041
Total	$2,212	$59,267	$61,479	$51,299	$5,981,901	$6,033,200

	December 31, 2018
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$1,295	$32,412	$33,707	$11,369	$2,910,463	$2,921,832
Commercial and industrial	360	11,236	11,596	13,672	1,479,744	1,493,416
Commercial construction	87	7,896	7,983	15,775	241,422	257,197
Consumer real estate	10	6,177	6,187	8,674	1,197,983	1,206,657
Other consumer	11	1,512	1,523	16	67,530	67,546
Total	$1,763	$59,233	$60,996	$49,506	$5,897,142	$5,946,648

	June 30, 2019		December 31, 2018
Ratio of net charge-offs to average loans outstanding	0.25%	*	0.18%
Allowance for loan losses as a percentage of total loans	1.02%		1.03%
Allowance for loan losses to nonperforming loans	137%		144%
* Annualized
The ALL was $61.5 million, or 1.02 percent of total portfolio loans, at June 30, 2019 compared to $61.0 million, or 1.03 percent of total portfolio loans at December 31, 2018. The minor increase in the ALL of $0.5 million was primarily due to a $0.4 million increase in the reserve for loans individually evaluated for impairment compared to December 31, 2018. Impaired loans increased $1.8 million to $51.3 million compared to $49.5 million at December 31, 2018. Commercial special mention, substandard and doubtful loans decreased $24.9 million to $243.6 million from $268.5 million at December 31, 2018. Substandard loans decreased $43.3 million and special mention increased $18.4 million. The decrease in substandard loans from December 31, 2018 was mainly due to pay-offs and loan risk rating upgrades. Special mention loans increased due to downgrades as a result of updated financial information.
For the three and six months ended June 30, 2019, we had net charges-offs of $2.1 million and $7.4 million compared to $7.9 million and $7.7 million for the same periods in 2018. The provision for loan losses decreased $7.1 million and $3.9 million to $2.2 million and $7.9 million for the three and six months ended June 30, 2019 compared to $9.3 million and $11.8 million for the same periods in 2018. The decrease in the provision for loan losses was mainly due to lower net charge-offs for both periods.
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
TDRs increased $2.7million to $30.6 million at June 30, 2019 compared to $27.9 million at December 31, 2018. The increase is primarily due to new TDRs totaling $11.2 million in 2019, which were offset by principal reductions and charge-offs. Total TDRs of $30.6 million at June 30, 2019 included $20.7 million, or 67.5 percent, that were accruing and $9.9 million, or 32.5 percent, that were nonaccruing.
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
Our allowance for lending-related commitments is determined using a methodology similar to that used for the ALL. Amounts are added to the allowance for lending-related commitments by a charge to current earnings through noninterest expense. The reserve is calculated by applying historical loss rates to unfunded commitments and considering qualitative factors. The allowance for unfunded loan commitments was $2.3 million at June 30, 2019 and $2.2 million at December 31, 2018. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(dollars in thousands)	June 30, 2019	December 31, 2018	$ Change
Nonperforming Loans
Commercial real estate	$23,184	$10,913	$12,271
Commercial and industrial	3,150	2,314	836
Commercial construction	820	13,787	(12,967)
Residential mortgage	5,285	5,585	(300)
Home equity	2,623	2,349	274
Installment and other consumer	22	37	(15)
Total Nonperforming Loans	35,083	34,985	98
Nonperforming Troubled Debt Restructurings
Commercial real estate	5,600	1,139	4,461
Commercial and industrial	980	6,646	(5,666)
Commercial construction	406	406	—
Residential mortgage	1,497	1,543	(46)
Home equity	1,458	1,349	109
Installment and other consumer	3	5	(2)
Total Nonperforming Troubled Debt Restructurings	9,944	11,088	(1,145)
Total Nonperforming Loans	45,027	46,073	(1,046)
OREO	1,495	3,092	(1,597)
Total Nonperforming Assets	$46,522	$49,165	$(2,643)

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	0.75%	0.77%
Nonperforming assets as a percent of total loans plus OREO	0.77%	0.83%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due.
Nonperforming loans decreased $1.1 million to $45.0 million at June 30, 2019 compared to $46.1 million at
December 31, 2018.
Deposits

(dollars in thousands)	June 30, 2019	December 31, 2018	$ Change
Customer Deposits
Noninterest-bearing demand	$1,462,386	$1,421,156	$41,230
Interest-bearing demand	544,265	567,492	(23,227)
Money market	1,446,086	1,178,211	267,875
Savings	754,062	784,970	(30,908)
Certificates of deposit	1,298,255	1,261,704	36,551
Total Customer Deposits	5,505,054	5,213,533	291,521
Brokered Deposits
Interest-bearing demand	5,398	6,201	(803)
Money market	296,248	303,854	(7,606)
Certificates of deposit	50,000	150,334	(100,334)
Total Brokered Deposits	351,646	460,389	(108,743)
Total Deposits	$5,856,700	$5,673,922	$182,778

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits at June 30, 2019 increased $182.8 million from December 31, 2018. Total customer deposits increased $291.5 million from December 31, 2018. Money market deposits primarily accounted for this change with an increase of $267.9 million, noninterest-bearing demand deposits increased $41.2 million and certificate of deposits increased $36.5 million. The significant increase in money market deposits is related to a competitively-priced indexed product and a promotional rate product offered in selected markets. These increases were offset by declines in savings deposits of $30.9 million and interest-bearing demand deposits of $23.2 million. These decreases were mainly a result of migration into the indexed money market product and outflows due to repositioning by our customers. Total brokered deposits decreased $108.7 million from December 31, 2018. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
Borrowings

(dollars in thousands)	June 30, 2019	December 31, 2018	$ Change
Securities sold under repurchase agreements	$14,154	$18,383	$(4,229)
Short-term borrowings	295,000	470,000	(175,000)
Long-term borrowings	69,791	70,314	(523)
Junior subordinated debt securities	45,619	45,619	—
Total Borrowings	$424,564	$604,316	$(179,752)
Borrowings are an additional source of funding for us. At June 30, 2019 total borrowings decreased $179.8 million, or 29.7 percent, compared to December 31, 2018 due to a decrease in funding needs as a result of strong customer deposit growth. Total short-term borrowings decreased by $175.0 million, or 37.2 percent, compared to December 31, 2018.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information pertaining to short-term borrowings is summarized in the tables below for the six and twelve months ended June 30, 2019 and December 31, 2018.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	June 30, 2019	December 31, 2018
Balance at the period end	$14,154	$18,383
Average balance during the period	19,735	45,992
Average interest rate during the period	0.59%	0.48%
Maximum month-end balance during the period	$23,427	$54,579
Average interest rate at the period end	0.74%	0.46%

	Short-Term Borrowings
(dollars in thousands)	June 30, 2019	December 31, 2018
Balance at the period end	$295,000	$470,000
Average balance during the period	280,862	525,172
Average interest rate during the period	2.72%	2.11%
Maximum month-end balance during the period	$425,000	$690,000
Average interest rate at the period end	2.71%	2.65%
Information pertaining to long-term borrowings is summarized in the tables below for the six and twelve months ended June 30, 2019 and December 31, 2018.

	Long-Term Borrowings
(dollars in thousands)	June 30, 2019	December 31, 2018
Balance at the period end	$69,791	$70,314
Average balance during the period	70,122	47,986
Average interest rate during the period	2.85%	2.35%
Maximum month-end balance during the period	$70,418	$70,314
Average interest rate at the period end	2.73%	2.84%

	Junior Subordinated Debt Securities
(dollars in thousands)	June 30, 2019	December 31, 2018
Balance at the period end	$45,619	$45,619
Average balance during the period	45,619	45,619
Average interest rate during the period	5.03%	4.60%
Maximum month-end balance during the period	$45,619	$45,619
Average interest rate at the period end	5.07%	5.25%

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
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate, and high. At June 30, 2019, we had $532.7 million in highly liquid assets, which consisted of $61.8 million in interest-bearing deposits with banks, $462.8 million in unpledged securities and $8.1 million in loans held for sale. This resulted in a highly liquid assets to total assets ratio of 7.3 percent at June 30, 2019. Also, at June 30, 2019, we had a remaining borrowing availability of $2.0 billion with the FHLB of Pittsburgh. Refer to Note 9: Borrowings in the Notes to Consolidated Financial Statements and the "Financial Condition- Borrowings" section of this MD&A for more details.
The following table summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	June 30, 2019		December 31, 2018
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$705,600	10.12%	$689,778	10.05%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	685,600	11.35%	669,778	11.38%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	705,600	11.68%	689,778	11.72%
Total capital to risk-weighted assets	8.00%	10.00%	794,426	13.15%	777,913	13.21%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$675,236	9.71%	$659,304	9.63%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	675,236	11.20%	659,304	11.23%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	675,236	11.20%	659,304	11.23%
Total capital to risk-weighted assets	8.00%	10.00%	764,061	12.68%	747,438	12.73%
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of June 30, 2019, we had not issued any securities pursuant to this shelf registration statement.

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
Rate shock analyses results are compared to a base case to provide an estimate of the impact that market rate changes may have on 12 and 24 months of pretax net interest income. The base case and rate shock analyses are performed on a static balance sheet. A static balance sheet is a no growth balance sheet in which all maturing and/or repricing cash flows are reinvested in the same product at the existing product spread. Rate shock analyses assume an immediate parallel shift in market interest rates and also include management assumptions regarding the impact of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market and savings) and changes in the prepayment behavior of loans and securities with optionality. S&T policy guidelines limit the change in pretax net interest income over 12 and 24 month horizons using rate shocks in increments of +/- 100 basis points. Policy guidelines define the percentage change in pretax net interest income by graduated risk tolerance levels of minimal, moderate and high. We have temporarily suspended the analyses on downward rate shocks of 300 basis points or more because they do not provide meaningful insight into our interest rate risk position.
In order to monitor interest rate risk beyond the 24 month time horizon of rate shocks on pretax net interest income, we also perform EVE analyses. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. EVE change results are compared to a base case to determine the impact that market rate changes may have on our EVE. As with rate shock analyses on pretax net interest income, EVE analyses incorporate management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and the behavior and value of non-maturity deposit products. S&T policy guidelines limit the change in EVE using rate shocks in increments of +/- 100 basis points. Policy guidelines define the percentage change in EVE by graduated risk tolerance levels of minimal, moderate and high. We have also temporarily suspended the downward rate shocks of 300 basis points or more for EVE.
The table below reflects the rate shock analyses results for the 1 - 12 and 13 - 24 month periods of pretax net interest income and EVE. All results are in the minimal risk tolerance level.

	June 30, 2019			December 31, 2018
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	11.9%	13.3%	(0.3)%	8.3%	11.6%	(10.0)%
300	8.9	9.8	4.0	6.1	8.5	(4.6)
200	6.0	6.6	6.1	4.0	5.6	0.6
100	3.2	3.7	5.4	2.2	3.1	1.4
(100)	(4.7)	(5.7)	(11.3)	(3.8)	(5.4)	(7.5)
(200)	(9.3)	(11.5)	(25.4)	(7.8)	(11.2)	(16.8)
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
Our rate shock analyses show an improvement in the percentage change in pretax net interest income in the rates up scenarios and a decline in the rates down scenarios in months 1 - 12 and 13 - 24 when comparing December 31, 2018 to June 30, 2019. Our EVE analyses show an improvement in the percentage change in EVE in the rates up scenarios and a decline in the rates down scenario when comparing December 31, 2018 to June 30, 2019.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of June 30, 2019. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2019, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

S&T BANCORP, INC. AND SUBSIDIARIES

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes to the risk factors that we have previously disclosed in Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 21, 2019 other than the risks described below related to the pending merger with DNB.
The market price of S&T common stock after the merger may be affected by factors different from those affecting the shares of S&T currently.
Upon completion of the merger, holders of DNB common stock will become holders of S&T common stock. S&T’s business differs in important respects from that of DNB, and, accordingly, the results of operations of the combined company and the market price of S&T common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations of S&T.
Approvals required to complete the merger may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.
Before the merger and the bank merger may be completed, S&T and DNB must obtain approvals from the Federal Reserve Board, the FDIC and the Pennsylvania Department of Banking and Securities, as well as from the shareholders of DNB. Other approvals, waivers or consents from regulators may also be required. If these approvals are not obtained or waived, to the extent permitted by law or stock exchange rules, the merger may not occur or may be delayed. Additionally, regulators may impose conditions on the completion of the merger or require changes to the terms of the merger. Such conditions or changes could have the effect of delaying or preventing completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, any of which might have an adverse effect on the combined company following the merger.
Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.
S&T and DNB have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on S&T’s ability to successfully combine the businesses of S&T and DNB. To realize these anticipated benefits and cost savings, after the completion of the merger, S&T expects to integrate DNB’s business into its own.
It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. The loss of key employees could adversely affect S&T’s ability to successfully conduct its business in the markets in which DNB now operates, which could have an adverse effect on S&T’s financial results and the value of its common stock. If S&T experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected.
As with any merger of financial institutions, there also may be business disruptions that cause S&T and/or DNB to lose customers or cause customers to remove their accounts from S&T and/or DNB and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of S&T and DNB during this transition period and for an undetermined period after completion of the merger on the combined company. In addition, the actual cost savings of the merger could be less than anticipated.
Termination of the merger agreement could negatively impact S&T.
There may be various negative consequences if the merger agreement is terminated. For example, S&T’s businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is

S&T BANCORP, INC. AND SUBSIDIARIES

terminated, the market price of S&T’s common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed.
Failure to complete the merger could negatively impact the stock price and the future business and financial results of S&T.
If the merger is not completed for any reason, including as a result of DNB shareholders declining to approve the merger agreement and the transactions contemplated by the merger agreement, the ongoing business of S&T may be adversely affected and, without realizing any of the benefits of having completed the merger, S&T would be subject to a number of risks, including the following:

•	S&T may experience negative reactions from the financial markets, including negative impacts on its stock price;

•	S&T may experience negative reactions from its customers, vendors and employees;

•
The merger agreement places certain restrictions on the conduct of S&T’s business prior to completion of the merger, such restrictions, the waiver of which is subject to the consent of DNB (not to be unreasonably withheld or delayed) may prevent S&T from taking certain specified actions during the pendency of the merger; and

•
Matters relating to the merger (including integration planning) will require substantial commitments of time and resources by S&T management, which would otherwise have been devoted to other opportunities that may have been beneficial to S&T as an independent company.

If the merger is not completed, S&T will have incurred substantial expenses without realizing the expected benefits of the merger.
S&T has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the merger is not completed, S&T would have to recognize these and other expenses without realizing the expected benefits of the merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table is a summary of our purchases of common stock during the second quarter of 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Approximate dollar value of shares that may yet be purchased under the plan
				$25,456,631
04/01/2019 - 04/30/2019	71,936	$39.41	71,936	22,621,633

05/01/2019 - 05/31/2019	—	—	—	22,621,633

06/01/2019 - 06/30/2019	—	—	—	22,621,633
Total	71,936	$39.41	71,936	$22,621,633
(1)On March 19, 2018, our Board of Directors authorized a $50 million share repurchase plan. This repurchase authorization, which is effective through August 31, 2019, permits us to repurchase from time to time up to $50 million in aggregate value of shares of our common stock through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at our discretion and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and our financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds. As of June 30, 2019, there were 707,571 common shares repurchased under this plan at a total cost of $27.4 million, or an average of $38.69 per share. Up to an additional $22.6 million of our common stock may be repurchased under this plan through August 31, 2019.
Item 3. Defaults Upon Senior Securities
None

S&T BANCORP, INC. AND SUBSIDIARIES

Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None
Item 6. Exhibits

2.1
Agreement and Plan of Merger, dated as of June 5, 2019, by and between DNB Financial Corporation and S&T Bancorp, Inc. Filed as Exhibit 2.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on June 4, 2019, and incorporated herein by reference.

10.1	Severance Agreement, by and between David G. Antolik and S&T Bancorp, Inc., dated May 17, 2019.	Filed herewith
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith
32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

S&T BANCORP, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

July 31, 2019	/s Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)