Form 10-Q
period 2019-09-30
S&T BANCORP INC
filed 2019-10-31
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Common Stock, $2.50 Par Value - 34,244,719 shares as of October 30, 2019

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $69,021 and $82,740 at September 30, 2019 and December 31, 2018	$173,609	$155,489
Securities, at fair value	669,226	684,872
Loans held for sale	8,371	2,371
Portfolio loans, net of unearned income	6,195,765	5,946,648
Allowance for loan losses	(62,115)	(60,996)
Portfolio loans, net	6,133,650	5,885,652
Bank owned life insurance	75,386	73,900
Premises and equipment, net	41,876	41,730
Operating lease right-of-use assets	37,534	—
Federal Home Loan Bank and other restricted stock, at cost	25,397	29,435
Goodwill	287,446	287,446
Other intangible assets, net	2,092	2,601
Other assets	117,404	88,725
Total Assets	$7,571,991	$7,252,221
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,490,409	$1,421,156
Interest-bearing demand	751,881	573,693
Money market	1,660,569	1,482,065
Savings	753,464	784,970
Certificates of deposit	1,326,369	1,412,038
Total Deposits	5,982,692	5,673,922
Securities sold under repurchase agreements	13,925	18,383
Short-term borrowings	370,000	470,000
Long-term borrowings	69,156	70,314
Junior subordinated debt securities	45,619	45,619
Other liabilities	108,152	38,222
Total Liabilities	6,589,544	6,316,460
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—36,130,480 shares at September 30, 2019 and at December 31, 2018 Outstanding— 34,244,719 shares at September 30, 2019 and 34,683,874 shares at December 31, 2018	90,326	90,326
Additional paid-in capital	212,040	210,345
Retained earnings	748,280	701,819
Accumulated other comprehensive loss	(7,313)	(23,107)
Treasury stock (1,885,761 shares at September 30, 2019 and 1,446,606 shares at December 31, 2018, at cost)	(60,886)	(43,622)
Total Shareholders’ Equity	982,447	935,761
Total Liabilities and Shareholders’ Equity	$7,571,991	$7,252,221
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME
Loans, including fees	$75,080	$68,631	$223,200	$198,296
Investment Securities:
Taxable	3,552	3,649	10,989	10,597
Tax-exempt	787	857	2,466	2,603
Dividends	394	490	1,373	1,741
Total Interest and Dividend Income	79,813	73,627	238,028	213,237
INTEREST EXPENSE
Deposits	16,207	10,871	47,243	27,883
Borrowings and junior subordinated debt securities	2,410	3,494	8,406	10,758
Total Interest Expense	18,617	14,365	55,649	38,641
NET INTEREST INCOME	61,196	59,262	182,379	174,596
Provision for loan losses	4,913	462	12,767	12,279
Net Interest Income After Provision for Loan Losses	56,283	58,800	169,612	162,317
NONINTEREST INCOME
Net gain on sale of securities	—	—	—	—
Debit and credit card	3,475	3,141	9,951	9,487
Service charges on deposit accounts	3,412	3,351	9,777	9,765
Wealth management	2,101	2,483	6,210	7,782
Mortgage banking	594	700	1,726	2,133
Gain on sale of a majority interest of insurance business	—	—	—	1,873
Other	3,481	2,367	9,662	7,046
Total Noninterest Income	13,063	12,042	37,326	38,086
NONINTEREST EXPENSE
Salaries and employee benefits	19,936	19,769	61,135	57,195
Data processing and information technology	3,681	2,906	10,327	7,610
Net occupancy	2,898	2,722	8,883	8,399
Furniture, equipment and software	2,090	2,005	6,621	6,096
Other taxes	1,540	1,341	4,182	4,928
Marketing	1,062	1,023	3,514	2,916
Professional services and legal	1,054	1,181	3,382	3,120
Merger related expenses	552	—	1,171	—
FDIC insurance	(675)	746	536	2,592
Other	5,529	5,392	17,187	16,174
Total Noninterest Expense	37,667	37,085	116,938	109,030
Income Before Taxes	31,679	33,757	90,000	91,373
Provision for income taxes	4,743	2,876	14,035	12,893
Net Income	$26,936	$30,881	$75,965	$78,480
Earnings per share—basic	$0.79	$0.89	$2.22	$2.26
Earnings per share—diluted	$0.79	$0.88	$2.21	$2.24
Dividends declared per share	$0.27	$0.25	$0.81	$0.72
Comprehensive Income	$29,142	$28,573	$91,759	$67,943
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	For the three months ended September 30, 2018
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at June 30, 2018	$90,326	$216,885	$662,112	$(30,945)	$(31,245)	$907,133
Net income for the three months ended September 30, 2018	—	—	30,881	—	—	30,881
Other comprehensive income (loss), net of tax	—	—	—	(2,308)	—	(2,308)
Cash dividends declared ($0.25 per share)	—	—	(8,724)	—	—	(8,724)
Treasury stock issued for restricted awards (no shares, net of 3,358 forfeitures)	—	—	92	—	(93)	(1)
Repurchase of warrant	—	(7,652)	—	—	—	(7,652)
Recognition of restricted stock compensation expense	—	452	—	—	—	452
Balance at September 30, 2018	$90,326	$209,685	$684,361	$(33,253)	$(31,338)	$919,781

	For the three months ended September 30, 2019
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at June 30, 2019	$90,326	$211,325	$730,577	$(9,519)	$(57,756)	$964,953
Net income for the three months ended September 30, 2019	—	—	26,936	—	—	26,936
Other comprehensive income (loss), net of tax	—	—	—	2,206	—	2,206
Cash dividends declared ($0.27 per share)	—	—	(9,239)	—	—	(9,239)
Treasury stock issued for restricted stock awards (954 shares, net of forfeitures of 1,705 shares)	—	—	6	—	(30)	(24)
Common stock issuance cost	—	(125)	—	—	—	(125)
Repurchase of common stock (84,868 shares)	—	—	—	—	(3,100)	(3,100)
Recognition of restricted stock compensation expense	—	840	—	—	—	840
Balance at September 30, 2019	$90,326	$212,040	$748,280	$(7,313)	$(60,886)	$982,447
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	For the nine months ended September 30, 2018
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at January 1, 2018	$90,326	$216,106	$628,107	$(18,427)	$(32,081)	$884,031
Net income for the nine months ended September 30, 2018	—	—	78,480	—	—	78,480
Other comprehensive income (loss), net of tax	—	—	—	(10,537)	—	(10,537)
Reclassification of tax effects from the Tax Act (1)	—	—	3,427	(3,427)	—	—
Reclassification of net unrealized gains on equity securities (2)	—	—	862	(862)	—	—
Cash dividends declared ($0.72 per share)	—	—	(25,115)	—	—	(25,115)
Treasury stock issued for restricted awards (75,608 shares, net of 40,950 forfeitures)	—	—	(1,400)	—	743	(657)
Repurchase of warrant	—	(7,652)	—	—	—	(7,652)
Recognition of restricted stock compensation expense	—	1,231	—	—	—	1,231
Balance at September 30, 2018	$90,326	$209,685	$684,361	$(33,253)	$(31,338)	$919,781

	For the nine months ended September 30, 2019
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at January 1, 2019	$90,326	$210,345	$701,819	$(23,107)	$(43,622)	$935,761
Net income for the nine months ended September 30, 2019	—	—	75,965	—	—	75,965
Other comprehensive income (loss), net of tax	—	—	—	15,794	—	15,794
Impact of new lease standard	—	—	167	—	—	167
Cash dividends declared ($0.81 per share)	—	—	(27,798)	—	—	(27,798)
Treasury stock issued for restricted stock awards (84,010 shares, net of forfeitures of 52,457 shares)	—	—	(1,873)	—	958	(915)
Common stock issuance cost	—	(125)	—	—	—	(125)
Repurchase of common stock (470,708 shares)	—	—	—	—	(18,222)	(18,222)
Recognition of restricted stock compensation expense	—	1,820	—	—	—	1,820
Balance at September 30, 2019	$90,326	$212,040	$748,280	$(7,313)	$(60,886)	$982,447
See Notes to Consolidated Financial Statements
(1)Reclassification due to the adoption of ASU No. 2018-02, $(3,660) relates to funded status of pension and $233 relates to net unrealized gains on available-for-sale securities.
(2)Reclassification due to the adoption of ASU No. 2016-01.

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018
OPERATING ACTIVITIES
Net income	$75,965	$78,480
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,767	12,279
Provision for (recovery of) unfunded loan commitments	303	(39)
Net depreciation, amortization and accretion	4,413	3,309
Net amortization of discounts and premiums on securities	2,470	2,387
Stock-based compensation expense	1,820	1,231
Gain on the sale of mortgage loans, net	(1,300)	(1,195)
Gain on the sale of majority interest of insurance business	—	(1,873)
Pension contribution	—	(20,420)
Mortgage loans originated for sale	(72,054)	(68,898)
Proceeds from the sale of mortgage loans	67,354	70,371
Net change in:
Interest receivable	(712)	(1,506)
Interest payable	(1,399)	803
Other assets	(31,570)	352
Other liabilities	34,737	9,904
Net Cash Provided by Operating Activities	92,794	85,185
INVESTING ACTIVITIES
Purchases of securities	(37,123)	(79,068)
Proceeds from maturities, prepayments and calls of securities	68,906	71,433
Net proceeds from sales (purchases) of Federal Home Loan Bank stock	4,038	(1,909)
Net increase in loans	(263,169)	(64,387)
Proceeds from sale of loans not originated for resale	520	7,695
Purchases of premises and equipment	(4,054)	(2,588)
Proceeds from the sale of premises and equipment	44	135
Proceeds from the sale of majority interest of insurance business	—	4,540
Net Cash Used in Investing Activities	(230,838)	(64,149)
FINANCING ACTIVITIES
Net increase in core deposits	394,439	127,917
Net decrease in certificates of deposit	(85,606)	(88,203)
Net decrease in securities sold under repurchase agreements	(4,458)	(4,961)
Net decrease in short-term borrowings	(100,000)	(5,000)
Repayments on long-term borrowings	(1,151)	(1,867)
Treasury shares issued-net	(915)	(657)
Common stock issuance costs	(125)	—
Cash dividends paid to common shareholders	(27,798)	(25,115)
Repurchase of common stock	(18,222)	—
Repurchase of warrant	—	(7,652)
Net Cash Provided by (Used in) Financing Activities	156,164	(5,538)
Net increase in cash and cash equivalents	18,120	15,498
Cash and cash equivalents at beginning of period	155,489	117,152
Cash and Cash Equivalents at End of Period	$173,609	$132,650
Supplemental Disclosures
Loans transferred to held for sale	$520	$7,695
Leased right-of-use operating assets and lease liabilities added to the balance sheet	$38,919	$—
Interest paid	$57,047	$37,838
Income taxes paid, net of refunds	$11,178	$15,728
Transfer net assets to investment in insurance company partnership	$—	$1,917
Transfers of loans to other real estate owned	$492	$647
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
On June 5, 2019, S&T and DNB Financial Corporation, or DNB, based in Downingtown, Pennsylvania with 14 branches in Chester, Delaware and Philadelphia counties and approximately $1.2 billion in assets as of June 30, 2019, entered into a definitive Agreement and Plan of Merger pursuant to which DNB will merge with and into S&T, with S&T continuing as the surviving entity. Under the terms of the Agreement and Plan of Merger, DNB shareholders will have the right to receive 1.22 shares of common stock, par value $2.50 per share, of S&T for each share of common stock, par value $1.00 per share, of DNB. Immediately following the merger of DNB and S&T, DNB’s wholly owned bank subsidiary, DNB First, National Association, will merge with and into S&T’s wholly owned bank subsidiary, S&T Bank, with S&T Bank as the surviving entity. The Agreement and Plan of Merger was unanimously approved by the Board of Directors of each of S&T and DNB. DNB shareholders approved the merger at a Special Meeting of Shareholders on September 25, 2019. All required bank regulatory approvals have been received for the merger. The transaction is expected to be effective on or about November 30, 2019 and remains subject to the satisfaction or waiver of other customary closing conditions.
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
Accounting Standards Issued But Not Yet Adopted
Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU apply to an entity that is a customer in a hosting arrangement that is a service contract. These amendments relate to accounting for implementation costs (e.g., implementation, setup and other upfront costs). These amendments require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which costs to capitalize and which costs to expense. These amendments require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This ASU is effective for annual and interim periods beginning after December 15, 2019. Early adoption of the amendments is permitted, including adoption in any interim period. The amendments in this ASU will not materially impact our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.

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
Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment (Topic 350). The main objective of this ASU is to simplify the current requirements for testing goodwill for impairment by eliminating step two from the goodwill impairment test. The amendments are expected to reduce the complexity and costs associated with performing the goodwill impairment test, which could result in recording impairment charges sooner than under the current guidance. This Update is effective for any interim and annual impairment tests in reporting periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this ASU are not expected to have any impact on our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments of this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as CECL, or current expected credit loss model. Credit losses related to available-for-sale debt securities (regardless of whether the impairment is considered to be other-than-temporary) will be measured in a manner similar to the present, except that such losses will be recorded as allowances rather than as reductions in the amortized cost of the related securities. This Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We did not adopt this ASU at its early adoption date.
Our CECL Committee governs the implementation of these amendments and the Committee consists of key stakeholders from Credit Administration, Finance, Accounting, Risk Management and Audit and Advisory Services. We engaged a third-party consultant to assist us in developing our CECL methodology and we have completed a preliminary CECL model. The Model includes our loan segmentation and the quantitative and qualitative components of the calculation which incorporates a forecasting component of certain economic variables. We are currently working to finalize our documentation around the CECL methodology, designing and updating internal controls and financial statement disclosures. We will run parallel credit loss models for both the third and fourth quarters of 2019 prior to adoption of the CECL standard. The CECL model will be reviewed and validated by an independent consultant during the fourth quarter of 2019 and recommendations will be reviewed and implemented prior to adoption on January 1, 2020. While we anticipate an increase in the allowance for credit losses upon adoption of CECL, we are still in the process of validating the results of our model in order to determine the financial impact. The impact of adopting CECL depends on various factors including, the mix of the loan portfolio, forecasted macroeconomic variables at the time of adoption and the assessment of loans acquired from DNB. We will continue to evaluate the provisions

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

of this ASU to determine the potential impact on our Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income and expect to disclose such impact in our 2019 Form 10-K.
NOTE 2. EARNINGS PER SHARE
Diluted earnings per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted earnings per share. The following table reconciles the numerators and denominators of basic and diluted earnings per share calculations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Numerator for Earnings per Share—Basic:
Net income	$26,936	$30,881	$75,965	$78,480
Less: Income allocated to participating shares	72	87	204	229
Net Income Allocated to Shareholders	$26,864	$30,794	$75,761	$78,251

Numerator for Earnings per Share—Diluted:
Net income	$26,936	$30,881	$75,965	$78,480
Net Income Available to Shareholders	$26,936	$30,881	$75,965	$78,480

Denominators for Earnings per Share:
Weighted Average Shares Outstanding—Basic	34,090,779	34,799,174	34,221,479	34,783,175
Add: Potentially dilutive shares	79,502	220,118	105,746	228,909
Denominator for Treasury Stock Method—Diluted	34,170,281	35,019,292	34,327,225	35,012,084

Weighted Average Shares Outstanding—Basic	34,090,779	34,799,174	34,221,479	34,783,175
Add: Average participating shares outstanding	186,491	98,579	186,253	101,808
Denominator for Two-Class Method—Diluted	34,277,270	34,897,753	34,407,732	34,884,983

Earnings per share—basic	$0.79	$0.89	$2.22	$2.26
Earnings per share—diluted	$0.79	$0.88	$2.21	$2.24
Warrants considered anti-dilutive excluded from potentially dilutive shares - exercise price $31.53 per share, expires January 2019 (1)	—	285,915	—	351,166
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	254	113,451	360	113,390

(1) We repurchased our outstanding warrant on September 11, 2018 for $7.7 million. Prior to the repurchase, the warrant provided the holder the right to 517,012 shares of common stock at a strike price of $31.53 per share via cashless exercise.

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
Nonrecurring Basis
Loans Held for Sale
Loans held for sale consist of 1-4 family residential loans originated for sale in the secondary market and, from time to time, certain loans are transferred from the loan portfolio to loans held for sale, all of which are carried at the lower of cost or fair value. The fair value of 1-4 family residential loans is based on the principal or most advantageous market currently offered for similar loans using observable market data. The fair value of the loans transferred from the loan portfolio is based on the amounts offered for these loans in currently pending sales transactions. Loans held for sale carried at fair value are classified as Level 3.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at September 30, 2019 and December 31, 2018. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	September 30, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Debt securities available-for-sale:
U.S. Treasury securities	$—	$10,049	$—	$10,049
Obligations of U.S. government corporations and agencies	—	130,165	—	130,165
Collateralized mortgage obligations of U.S. government corporations and agencies	—	155,010	—	155,010
Residential mortgage-backed securities of U.S. government corporations and agencies	—	18,826	—	18,826
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	237,951	—	237,951
Obligations of states and political subdivisions	—	112,519	—	112,519
Total Debt Securities Available-for-Sale	—	664,520	—	664,520
Marketable equity securities	—	4,706	—	4,706
Total Securities	—	669,226	—	669,226
Securities held in a deferred compensation plan	5,611	—	—	5,611
Derivative financial assets:
Interest rate swaps	—	32,825	—	32,825
Interest rate lock commitments	—	455	—	455
Forward sale contracts - mortgage loans	—	64	—	64
Total Assets	$5,611	$702,570	$—	$708,181
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$32,772	$—	$32,772
Total Liabilities	$—	$32,772	$—	$32,772

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

Assets Recorded at Fair Value on a Nonrecurring Basis

We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either September 30, 2019 or December 31, 2018.
The following table presents our assets that are measured at fair value on a nonrecurring basis by the fair value hierarchy level as of the dates presented:

	September 30, 2019				December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS(1)
Impaired loans	$—	$—	$33,473	$33,473	$—	$—	$21,441	$21,441
Other real estate owned	—	—	1,353	1,353	—	—	2,826	2,826
Mortgage servicing rights	—	—	3,485	3,485	—	—	1,197	1,197
Total Assets	$—	$—	$38,311	$38,311	$—	$—	$25,464	$25,464
(1)This table presents only the nonrecurring items that are recorded at fair value in our financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

The carrying values and fair values of our financial instruments at September 30, 2019 and December 31, 2018 are presented in the following tables:

	Carrying Value(1)	Fair Value Measurements at September 30, 2019
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$173,609	$173,609	$173,609	$—	$—
Securities	669,226	669,226	—	669,226	—
Loans held for sale	8,371	8,371	—	—	8,371
Portfolio loans, net	6,133,650	6,022,385	—	—	6,022,385
Bank owned life insurance	75,386	75,386	—	75,386	—
FHLB and other restricted stock	25,397	25,397	—	—	25,397
Securities held in a deferred compensation plan	5,611	5,611	5,611	—	—
Mortgage servicing rights	4,172	4,189	—	—	4,189
Interest rate swaps	32,825	32,825	—	32,825	—
Interest rate lock commitments	455	455	—	455	—
Forward sale contracts	64	64	—	64	—
LIABILITIES
Deposits	$5,982,692	$5,981,492	$4,656,323	$1,325,169	$—
Securities sold under repurchase agreements	13,925	13,925	13,925	—	—
Short-term borrowings	370,000	370,000	370,000	—	—
Long-term borrowings	69,156	69,738	39,329	30,409	—
Junior subordinated debt securities	45,619	45,619	45,619	—	—
Interest rate swaps	32,772	32,772	—	32,772	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2018
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$155,489	$155,489	$155,489	$—	$—
Securities	684,872	684,872	—	684,872	—
Loans held for sale	2,371	2,469	—	—	2,469
Portfolio loans, net	5,885,652	5,728,843	—	—	5,728,843
Bank owned life insurance	73,900	73,900	—	73,900	—
FHLB and other restricted stock	29,435	29,435	—	—	29,435
Securities held in a Deferred Compensation Plan	4,725	4,725	4,725	—	—
Mortgage servicing rights	4,464	5,181	—	—	5,181
Interest rate swaps	5,504	5,504	—	5,504	—
Interest rate lock commitments	251	251	—	251	—
Forward sale contracts	55	55	—	55	—
LIABILITIES
Deposits	$5,673,922	$5,662,193	$4,261,884	$1,400,309	$—
Securities sold under repurchase agreements	18,383	18,383	18,383	—	—
Short-term borrowings	470,000	470,000	470,000	—	—
Long-term borrowings	70,314	70,578	38,610	31,968	—
Junior subordinated debt securities	45,619	45,619	45,619	—	—
Interest rate swaps	5,340	5,340	—	5,340	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES

The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	September 30, 2019	December 31, 2018
Debt securities available-for-sale	$664,520	$680,056
Marketable equity securities	4,706	4,816
Total Securities	$669,226	$684,872

Debt Securities Available-for-Sale
The following tables present the amortized cost and fair value of debt securities available-for-sale as of the dates presented:

	September 30, 2019				December 31, 2018
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$9,966	$83	$—	$10,049	$9,958	$—	$(222)	$9,736
Obligations of U.S. government corporations and agencies	128,257	1,908	—	130,165	129,267	68	(1,074)	128,261
Collateralized mortgage obligations of U.S. government corporations and agencies	151,759	3,503	(252)	155,010	149,849	795	(1,985)	148,659
Residential mortgage-backed securities of U.S. government corporations and agencies	18,504	345	(23)	18,826	24,564	203	(417)	24,350
Commercial mortgage-backed securities of U.S. government corporations and agencies	234,076	3,911	(36)	237,951	251,660	—	(4,876)	246,784
Obligations of states and political subdivisions	108,355	4,164	—	112,519	119,872	2,448	(54)	122,266
Total Debt Securities Available-for-Sale	$650,917	$13,914	$(311)	$664,520	$685,170	$3,514	$(8,628)	$680,056

The following tables present the fair value and the age of gross unrealized losses on debt securities available-for-sale by investment category as of the dates presented:

	September 30, 2019
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	—	$—	$—	—	$—	$—
Obligations of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations of U.S. government corporations and agencies	2	6,465	(42)	6	27,869	(210)	8	34,334	(252)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	3,948	(1)	1	2,557	(22)	2	6,505	(23)
Commercial mortgage-backed securities of U.S. government corporations and agencies	2	20,284	(8)	2	12,412	(28)	4	32,696	(36)
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total Temporarily Impaired Debt Securities	5	$30,697	$(51)	9	$42,838	$(260)	14	$73,535	$(311)

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

We do not believe any individual unrealized loss as of September 30, 2019 represents an other than temporary impairment, or OTTI. At September 30, 2019 there were 14 debt securities in an unrealized loss position and at December 31, 2018, there were 65 debt securities in an unrealized loss position. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES – continued

The following table presents net unrealized gains and losses, net of tax, on debt securities available-for-sale included in accumulated other comprehensive income/(loss), for the periods presented:

	September 30, 2019			December 31, 2018
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized (Losses)/ Gains
Total unrealized gains/(losses) on debt securities available-for-sale	$13,914	$(311)	$13,603	$3,514	$(8,628)	$(5,114)
Income tax (expense) benefit	(2,967)	66	(2,901)	(746)	1,832	1,086
Net Unrealized Gains/(Losses), Net of Tax Included in Accumulated Other Comprehensive Income/(Loss)	$10,947	$(245)	$10,702	$2,768	$(6,796)	$(4,028)
The amortized cost and fair value of debt securities available-for-sale at September 30, 2019 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$73,193	$73,425
Due after one year through five years	103,058	105,407
Due after five years through ten years	55,237	58,034
Due after ten years	15,090	15,867
Debt Securities Available-for-Sale With Maturities	246,578	252,733
Collateralized mortgage obligations of U.S. government corporations and agencies	151,759	155,010
Residential mortgage-backed securities of U.S. government corporations and agencies	18,504	18,826
Commercial mortgage-backed securities of U.S. government corporations and agencies	234,076	237,951
Total Debt Securities Available-for-Sale	$650,917	$664,520

Debt securities with carrying values of $222.3 million at September 30, 2019 and $236.0 million at December 31, 2018 were pledged for various regulatory and legal requirements.
Marketable Equity Securities
The following table presents realized and unrealized net gains and losses for our marketable equity securities for the periods presented:

	Three Months September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Marketable Equity Securities
Net market gains/(losses) recognized	$156	$(111)	$(110)	$171
Less: Net gains recognized for equity securities sold	—	—	—	—
Unrealized Gains/(Losses) on Equity Securities Still Held	$156	$(111)	$(110)	$171

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE

Loans are presented net of unearned income of $4.6 million at September 30, 2019 and $5.3 million at December 31, 2018. The following table indicates the composition of loans as of the dates presented:

(dollars in thousands)	September 30, 2019	December 31, 2018
Commercial
Commercial real estate	$2,922,197	$2,921,832
Commercial and industrial	1,626,854	1,493,416
Commercial construction	314,813	257,197
Total Commercial Loans	4,863,864	4,672,445
Consumer
Residential mortgage	770,882	726,679
Home equity	475,024	471,562
Installment and other consumer	74,460	67,546
Consumer construction	11,535	8,416
Total Consumer Loans	1,331,901	1,274,203
Total Portfolio Loans	6,195,765	5,946,648
Loans held for sale	8,371	2,371
Total Loans	$6,204,136	$5,949,019

We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 78.5 percent of total portfolio loans at September 30, 2019 and 78.6 percent at December 31, 2018. Within our commercial portfolio, the Commercial Real Estate, or CRE, and Commercial Construction portfolios combined comprised $3.2 billion or 66.6 percent of total commercial loans at September 30, 2019 and $3.2 billion or 68.0 percent of total commercial loans at December 31, 2018 and 52.2 percent of total portfolio loans at September 30, 2019 and 53.5 percent at December 31, 2018. Further segmentation of the CRE and Commercial Construction portfolios by collateral type reveals no concentration in excess of 13.3 percent of both total CRE and Commercial Construction loans at September 30, 2019 and 13.7 percent at December 31, 2018.
We lend primarily in Pennsylvania and the contiguous states of Ohio, New York, West Virginia and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this geography, resulting in a concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data and information supplied by our customers. We also use subscription services for additional geographic and industry specific information. Our CRE and Commercial Construction portfolios have exposure outside of this geography of 6.4 percent of the combined portfolios and 3.4 percent of total portfolio loans at September 30, 2019. This compares to 5.4 percent of the combined portfolios and 2.9 percent of total portfolio loans at December 31, 2018.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

The following table summarizes restructured loans as of the dates presented:

	September 30, 2019			December 31, 2018
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$21,448	$10,880	$32,328	$2,054	$1,139	$3,193
Commercial and industrial	9,065	787	9,852	7,026	6,646	13,672
Commercial construction	1,913	406	2,319	1,912	406	2,318
Residential mortgage	1,922	1,195	3,117	2,214	1,543	3,757
Home equity	4,076	1,226	5,302	3,568	1,349	4,917
Installment and other consumer	10	2	12	12	5	17
Total	$38,434	$14,496	$52,930	$16,786	$11,088	$27,874

The significant increase in performing TDRs primarily related to a $19.9 million CRE relationship that was modified during the third quarter of 2019. The modification granted a concession to the borrower that reduced their monthly payments resulting in the TDR. The loan remains in performing status based on the strong historical repayment performance of the borrower prior to the restructure as well as recent changes occurring in the business which demonstrate the borrower’s ability to pay under the revised contractual terms. Guarantor support and sufficient collateral value further support the performing status of the loan.
There were three TDRs totaling $0.2 million that returned to accruing status during the three months ended September 30, 2019 and five TDRs totaling $0.2 million that returned to accruing status during the nine months ended September 30, 2019. There were no TDRs that returned to accruing status during the three and nine months ended September 30, 2018.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

The following tables present the restructured loans by loan segment and by type of concession for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Totals by Loan Segment
Commercial Real Estate
Maturity date extension	—	$—	$—	$—	1	$256	$250	$(6)
Principal deferral	3	23,517	23,236	(281)	—	—	—	—
Below market interest rate	2	569	548	(21)	—	—	—	—
Total Commercial Real Estate	5	24,086	23,784	(302)	1	256	250	(6)
Commercial and Industrial
Principal deferral	1	1,250	1,250	—	—	—	—	—
Principal deferral and maturity date extension	1	292	277	(15)	—	—	—	—
Total Commercial and Industrial	2	1,542	1,527	(15)	—	—	—	—
Residential Mortgage
Consumer bankruptcy(2)	—	—	—	—	2	188	186	(2)
Total Residential Mortgage	—	—	—	—	2	188	186	(2)
Home equity
Consumer bankruptcy(2)	14	504	485	(19)	6	193	191	(2)
Total Home Equity	14	504	485	(19)	6	193	191	(2)
Installment and Other Consumer
Consumer bankruptcy(2)	1	4	4	—	1	12	6	(6)
Total Installment and Other Consumer	1	$4	$4	$—	1	$12	$6	$(6)
Totals by Concession Type
Consumer bankruptcy(2)	15	508	489	(19)	9	393	383	$(10)
Maturity date extension	—	—	—	—	1	256	250	$(6)
Principal deferral	4	24,767	24,486	(281)	—	—	—	$—
Principal deferral and maturity date extension	1	292	277	(15)	—	—	—	—
Below market interest rate	2	569	548	(21)	—	—	—	—
Total	22	$26,136	$25,800	$(336)	10	$649	$633	$(16)
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Consumer bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)
Totals by Loan Segment
Commercial real estate
Maturity date extension	1	$1,322	$1,298	$(24)	1	$256	$250	$(6)
Maturity date extension and interest rate reduction	1	151	147	(4)	—	—	—	—
Principal deferral	3	23,517	23,236	(281)	—	—	—	—
Principal forgiveness	1	4,690	4,518	(172)	—	—	—	—
Non Market Rate Loan	2	569	548	(21)	—	—	—	—
Total Commercial Real Estate	8	30,249	29,747	(502)	1	256	250	(6)
Commercial and Industrial
Maturity date extension	—	—	—	—	2	768	657	(111)
Maturity date extension and interest rate reduction	1	4,751	4,333	(418)	—	—	—	—
Principal deferral	1	1,250	1,250	—	3	4,815	4,466	(349)
Principal deferral and Maturity date extension	1	292	277	(15)	6	5,355	5,225	(130)
Total Commercial and Industrial	3	6,293	5,860	(433)	11	10,938	10,348	(590)
Residential Mortgage
Consumer bankruptcy(2)	3	165	160	(5)	5	387	380	(7)
Total Residential Mortgage	3	165	160	(5)	5	387	380	(7)
Home equity
Consumer bankruptcy(2)	27	801	746	(55)	17	798	668	(130)
Interest rate reduction	2	190	189	(1)	—	—	—	—
Maturity date extension and interest rate reduction	—	—	—	—	2	47	47	—
Total Home Equity	29	991	934	(56)	19	845	715	(130)
Installment and Other Consumer
Consumer bankruptcy(2)	3	13	10	(3)	1	12	6	(6)
Total Installment and Other Consumer	3	$13	$10	$(3)	1	$12	$6	$(6)
Totals by Concession Type
Chapter 7 bankruptcy(2)	33	979	916	(63)	23	1,197	1,054	(143)
Interest rate reduction	2	190	189	(1)	—	—	—	—
Maturity date extension	1	1,322	1,298	(24)	3	1,024	907	(117)
Maturity date extension and interest rate reduction	2	4,902	4,480	(422)	2	47	47	—
Principal deferral	4	24,767	24,486	(281)	3	4,815	4,466	(349)
Principal deferral and maturity date extension	1	292	277	(15)	6	5,355	5,225	(130)
Principal forgiveness	1	4,690	4,518	(172)	—	—	—	—
Below market interest rate	2	569	548	(21)	—	—	—	—
Total	46	$37,711	$36,712	$(999)	37	$12,438	$11,699	$(739)
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Consumer bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

As of September 30, 2019, we had 13 commitments to lend an additional $10.5 million on TDRs. Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. There were no TDRs that defaulted during the three and nine months ended September 30, 2019 and 2018 that were restructured within the last 12 months prior to defaulting.
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	September 30, 2019	December 31, 2018
Nonperforming Assets
Nonaccrual loans	$35,487	$34,985
Nonaccrual TDRs	14,496	11,088
Total Nonaccrual Loans	49,983	46,073
OREO	1,724	3,092
Total Nonperforming Assets	$51,707	$49,165

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
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	September 30, 2019
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,886,051	$1,845	$561	$33,740	$36,146	$2,922,197
Commercial and industrial	1,620,286	2,049	313	4,206	6,568	1,626,854
Commercial construction	313,190	480	—	1,143	1,623	314,813
Residential mortgage	760,601	1,566	1,331	7,384	10,281	770,882
Home equity	469,805	1,370	357	3,492	5,219	475,024
Installment and other consumer	74,233	132	77	18	227	74,460
Consumer construction	11,535	—	—	—	—	11,535
Loans held for sale	8,371	—	—	—	—	8,371
Total	$6,144,072	$7,442	$2,639	$49,983	$60,064	$6,204,136

	December 31, 2018
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,903,997	$3,638	$2,145	$12,052	$17,835	$2,921,832
Commercial and industrial	1,482,473	1,000	983	8,960	10,943	1,493,416
Commercial construction	243,004	—	—	14,193	14,193	257,197
Residential mortgage	717,447	1,584	520	7,128	9,232	726,679
Home equity	465,152	2,103	609	3,698	6,410	471,562
Installment and other consumer	67,281	148	75	42	265	67,546
Consumer construction	8,416	—	—	—	—	8,416
Loans held for sale	2,371	—	—	—	—	2,371
Total	$5,890,141	$8,473	$4,332	$46,073	$58,878	$5,949,019

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
The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	September 30, 2019
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,767,646	94.7%	$1,547,375	95.0%	$304,135	96.6%	$4,618,155	94.9%
Special mention	60,096	2.1%	43,482	2.7%	7,112	2.3%	110,690	2.3%
Substandard	94,455	3.2%	36,997	2.3%	3,566	1.1%	135,019	2.8%
Total	$2,922,197	100.0%	$1,626,854	100.0%	$314,813	100.0%	$4,863,864	100.0%

	December 31, 2018
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,776,292	95.0%	$1,394,427	93.4%	$233,190	90.7%	$4,403,909	94.3%
Special mention	54,627	1.9%	25,368	1.7%	7,349	2.8%	87,344	1.8%
Substandard	90,913	3.1%	73,621	4.9%	16,658	6.5%	181,192	3.9%
Total	$2,921,832	100.0%	$1,493,416	100.0%	$257,197	100.0%	$4,672,445	100.0%

Substandard loans decreased $46.2 million to $135.0 million at September 30, 2019 compared to $181.2 million at December 31, 2018 mainly due to loan pay-offs and upgrades of risk ratings. Special mention loans increased $23.4 million to $110.7 million at September 30, 2019 compared to $87.3 million at December 31, 2018 due to downgrades as a result of updated financial information.
We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.
The following tables present the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	September 30, 2019
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and Other Consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$763,498	99.0%	$471,532	99.3%	$74,442	100.0%	$11,535	100.0%	$1,321,007	99.2%
Nonperforming	7,384	1.0%	3,492	0.7%	18	—%	—	—%	10,894	0.8%
Total	$770,882	100.0%	$475,024	100.0%	$74,460	100.0%	$11,535	100.0%	$1,331,901	100.0%

	December 31, 2018
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and Other Consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$719,551	99.0%	$467,864	99.2%	$67,504	99.9%	$8,416	100.0%	$1,263,335	99.1%
Nonperforming	7,128	1.0%	3,698	0.8%	42	0.1%	—	—%	10,868	0.9%
Total	$726,679	100.0%	$471,562	100.0%	$67,546	100.0%	$8,416	100.0%	$1,274,203	100.0%
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
The following table summarizes investments in loans considered to be impaired and related information on those impaired loans as of the dates presented:

	September 30, 2019			December 31, 2018
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With a related allowance recorded:
Commercial real estate	$13,081	$14,322	$2,006	$7,733	$7,733	$1,295
Commercial and industrial	—	—	—	884	893	360
Commercial construction	490	490	128	489	489	87
Consumer real estate	—	—	—	15	14	10
Other consumer	11	10	10	11	12	11
Total with a Related Allowance Recorded	13,582	14,822	2,144	9,132	9,141	1,763
Without a related allowance recorded:
Commercial real estate	38,368	42,784	—	3,636	4,046	—
Commercial and industrial	9,852	12,582	—	12,788	14,452	—
Commercial construction	2,318	3,828	—	15,286	19,198	—
Consumer real estate	8,418	9,309	—	8,659	9,635	—
Other consumer	2	9	—	5	18	—
Total without a Related Allowance Recorded	58,958	68,512	—	40,374	47,349	—
Total:
Commercial real estate	51,449	57,106	2,006	11,369	11,779	1,295
Commercial and industrial	9,852	12,582	—	13,672	15,345	360
Commercial construction	2,808	4,318	128	15,775	19,687	87
Consumer real estate	8,418	9,309	—	8,674	9,649	10
Other consumer	13	19	10	16	30	11
Total	$72,540	$83,334	$2,144	$49,506	$56,490	$1,763

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables summarize average recorded investment in and interest income recognized on loans considered to be impaired for the periods presented:

	Three Months Ended
	September 30, 2019		September 30, 2018
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial real estate	$14,255	$—	$—	$—
Commercial and industrial	—	—	—	—
Commercial construction	490	—	496	—
Consumer real estate	—	—	15	—
Other consumer	11	—	17	1
Total with a Related Allowance Recorded	14,756	—	528	1
Without a related allowance recorded:
Commercial real estate	39,179	231	3,744	41
Commercial and industrial	8,008	116	14,412	73
Commercial construction	2,318	34	2,809	61
Consumer real estate	8,830	97	9,320	112
Other consumer	3	—	13	—
Total without a Related Allowance Recorded	58,338	478	30,298	287
Total:
Commercial real estate	53,434	231	3,744	41
Commercial and industrial	8,008	116	14,412	73
Commercial construction	2,808	34	3,305	61
Consumer real estate	8,830	97	9,335	112
Other consumer	14	—	30	1
Total	$73,094	$478	$30,826	$288

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

	Nine months ended
	September 30, 2019		September 30, 2018
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial real estate	$14,348	$—	$—	$—
Commercial and industrial	—	—	—	—
Commercial construction	490	—	585	—
Consumer real estate	—	—	16	1
Other consumer	13	1	21	1
Total with a Related Allowance Recorded	14,851	1	622	2
Without a related allowance recorded:
Commercial real estate	39,788	712	3,895	126
Commercial and industrial	6,644	308	11,567	232
Commercial construction	2,318	117	2,813	134
Consumer real estate	8,993	297	10,031	370
Other consumer	4	—	15	—
Total without a Related Allowance Recorded	57,747	1,434	28,321	862
Total:
Commercial real estate	54,136	712	3,895	126
Commercial and industrial	6,644	308	11,567	232
Commercial construction	2,808	117	3,398	134
Consumer real estate	8,993	297	10,047	371
Other consumer	17	1	36	1
Total	$72,598	$1,435	$28,943	$864

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables detail activity in the ALL for the periods presented:

	Three Months Ended September 30, 2019
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$32,836	$13,227	$7,254	$6,571	$1,591	$61,479
Charge-offs	(2,304)	(1,467)	—	(404)	(525)	(4,700)
Recoveries	6	210	1	102	104	423
Net (Charge-offs)/Recoveries	(2,298)	(1,257)	1	(302)	(421)	(4,277)
Provision for loan losses	1,292	2,397	620	65	539	4,913
Balance at End of Period	$31,831	$14,366	$7,875	$6,334	$1,709	$62,115

	Three Months Ended September 30, 2018
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$31,232	$10,874	$11,676	$5,241	$1,494	$60,517
Charge-offs	(141)	(181)	—	(487)	(425)	(1,234)
Recoveries	64	504	4	70	169	811
Net (Charge-offs)/Recoveries	(77)	323	4	(417)	(256)	(423)
Provision for loan losses	1,735	(971)	(765)	214	249	462
Balance at End of Period	$32,890	$10,226	$10,915	$5,038	$1,487	$60,556

	Nine Months Ended September 30, 2019
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$33,707	$11,596	$7,983	$6,187	$1,523	$60,996
Charge-offs	(2,833)	(8,379)	—	(815)	(1,364)	(13,391)
Recoveries	134	718	4	595	292	1,743
Net (Charge-offs)/Recoveries	(2,699)	(7,661)	4	(220)	(1,072)	(11,648)
Provision for loan losses	823	10,431	(112)	367	1,258	12,767
Balance at End of Period	$31,831	$14,366	$7,875	$6,334	$1,709	$62,115

	Nine Months Ended September 30, 2018
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$27,235	$8,966	$13,167	$5,479	$1,543	$56,390
Charge-offs	(373)	(8,403)	(321)	(916)	(1,298)	(11,311)
Recoveries	293	985	1,134	393	393	3,198
Net (Charge-offs)/Recoveries	(80)	(7,418)	813	(523)	(905)	(8,113)
Provision for loan losses	5,735	8,678	(3,065)	82	849	12,279
Balance at End of Period	$32,890	$10,226	$10,915	$5,038	$1,487	$60,556

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the ALL and recorded investments in loans by category as of the periods presented:

	September 30, 2019
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$2,006	$29,825	$31,831	$51,449	$2,870,748	$2,922,197
Commercial and industrial	—	14,366	14,366	9,852	1,617,002	1,626,854
Commercial construction	128	7,747	7,875	2,808	312,005	314,813
Consumer real estate	—	6,334	6,334	8,418	1,249,023	1,257,441
Other consumer	10	1,699	1,709	13	74,447	74,460
Total	$2,144	$59,971	$62,115	$72,540	$6,123,225	$6,195,765

	December 31, 2018
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$1,295	$32,412	$33,707	$11,369	$2,910,463	$2,921,832
Commercial and industrial	360	11,236	11,596	13,672	1,479,744	1,493,416
Commercial construction	87	7,896	7,983	15,775	241,422	257,197
Consumer real estate	10	6,177	6,187	8,674	1,197,983	1,206,657
Other consumer	11	1,512	1,523	16	67,530	67,546
Total	$1,763	$59,233	$60,996	$49,506	$5,897,142	$5,946,648

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
We have 45 lease contracts that we have recognized under the new lease standard, ASC Topic 842. These leases are for our branch, loan production and support services facilities. We have recognized 43 operating leases and two finance leases under the new lease accounting standard. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term in Net Occupancy on our Consolidated Statements of Comprehensive Income.
The following tables present our ROU assets, lease expense, weighted average term, discount rate and maturity analysis of lease liabilities for finance and operating leases as of September 30, 2019 and for the periods presented:

	September 30, 2019
(in thousands, except weighted-averages)	Three Months Ended	Nine Months Ended
Operating lease expense	$995	$3,061
Amortization of ROU assets - finance leases	23	68
Interest on lease liabilities - finance leases (1)	18	54
Total Lease Expense	$1,036	$3,183
Operating Leases
ROU assets		$37,534
Operating cash flows		$931
Finance Leases
ROU assets		$1,168
Operating cash flows		$55
Financing cash flows		$34
Weighted Average Lease Term - Years
Operating leases		19.94
Finance leases		15.16
Weighted Average Discount Rate
Operating leases		6.13%
Finance leases		5.98%

(1) Included in borrowings interest expense in our Consolidated Statements of Comprehensive Income. All other lease costs in this table are included in net occupancy expense.

(dollars in thousands)
Maturity Analysis	Finance	Operating	Total
2019	$125	$3,726	$3,851
2020	126	3,681	3,807
2021	127	3,759	3,886
2022	128	3,836	3,964
2023	130	3,872	4,002
Thereafter	1,309	59,170	60,479
Total	$1,945	$78,044	$79,989
Less: Present value discount	(716)	(35,800)	(36,516)
Lease Liabilities	$1,229	$42,244	$43,473

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued

The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Derivatives not Designated as Hedging Instruments:
Interest Rate Swap Contracts - Commercial Loans
Fair value	$32,825	$5,504	$32,772	$5,340
Notional amount	547,151	325,750	547,151	325,750
Collateral received/posted	—	160	32,208	—
Interest Rate Lock Commitments - Mortgage Loans
Fair value	455	251	—	—
Notional amount	16,788	6,054	—	—
Forward Sale Contracts - Mortgage Loans
Fair value	64	55	—	—
Notional amount	$24,750	$6,000	$—	$—

Presenting offsetting derivatives that are subject to legally enforceable netting arrangements with the same party is permitted. For example, we may have a derivative asset and a derivative liability with the same counterparty to a swap transaction and we are permitted to offset the asset position and the liability position resulting in a net presentation.
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Derivatives not Designated as Hedging Instruments:
Gross amounts recognized	$32,827	$8,733	$32,774	$8,569
Gross amounts offset	(2)	(3,229)	(2)	(3,229)
Net Amounts Presented in the Consolidated Balance Sheets	32,825	5,504	32,772	5,340
Gross amounts not offset(1)	—	(160)	(32,208)	—
Net Amount	$32,825	$5,344	$564	$5,340
(1) Amounts represent collateral received/posted for the periods presented.
The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(16)	$31	$(112)	$(55)
Interest rate lock commitments—mortgage loans	(194)	(169)	204	3
Forward sale contracts—mortgage loans	169	99	9	66
Total Derivatives Gain/(Loss)	$(41)	$(39)	$101	$14

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 9. BORROWINGS
Short-term borrowings are for terms under or equal to one year and are comprised of securities sold under repurchase agreements, or REPOs and FHLB advances. All REPOs are overnight short-term investments and are not insured by the Federal Deposit Insurance Corporation, or FDIC. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and, therefore, the REPOs are accounted for as secured borrowings. Mortgage-backed securities with amortized cost of $14.6 million and carrying value of $15.0 million at September 30, 2019 and amortized cost of $24.2 million and carrying value of $23.9 million at December 31, 2018, were pledged as collateral for these secured transactions. The pledged securities are held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral is low. Collateral pledging requirements with REPOs are monitored daily. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans.
Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances, two finance leases and junior subordinated debt securities. Long-term FHLB advances are secured by the same loans as short-term FHLB advances. We had total long-term borrowings outstanding of $4.8 million at a fixed rate and $63.1 million at a variable rate at September 30, 2019, excluding our finance leases.
Information pertaining to borrowings is summarized in the table below as of the dates presented:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term Borrowings
Securities sold under repurchase agreements	$13,925	0.74%	$18,383	0.46%
Short-term borrowings	370,000	2.18%	470,000	2.65%
Total Short-term Borrowings	383,925	2.13%	488,383	2.57%
Long-term Borrowings
Long-term borrowings	69,156	2.53%	70,314	2.84%
Junior subordinated debt securities	45,619	4.58%	45,619	5.25%
Total Long-term Borrowings	114,775	3.34%	115,933	3.79%
Total Borrowings	$498,700	2.41%	$604,316	2.80%

We had total borrowings at the FHLB of Pittsburgh of $437.9 million at September 30, 2019 and $540.3 million at December 31, 2018. The $437.9 million at September 30, 2019 consisted of $370.0 million in short-term borrowings and $67.9 million in long-term borrowings. Our maximum borrowing capacity with the FHLB of Pittsburgh was $2.6 billion at September 30, 2019. We utilized $621.9 million of our borrowing capacity at September 30, 2019 consisting of $437.9 million for borrowings and $184.0 million for letters of credit to collateralize public funds. Our remaining borrowing availability at September 30, 2019 is $2.0 billion.

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
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	September 30, 2019	December 31, 2018
Commitments to extend credit	$1,653,465	$1,464,892
Standby letters of credit	75,054	77,134
Total	$1,728,519	$1,542,026

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

(dollars in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Streams	Point of Revenue Recognition	2019	2018	2019	2018
Service charges on deposit accounts	Over a period of time	$473	$312	$1,381	$1,244
	At a point in time	2,939	3,039	8,396	8,520
		$3,412	$3,351	$9,777	$9,765

Debit and credit card	Over a period of time	$180	$158	$542	$496
	At a point in time	3,295	2,983	9,409	8,991
		$3,475	$3,141	$9,951	$9,487

Wealth management	Over a period of time	$1,703	$1,815	$4,991	$5,517
	At a point in time	398	669	1,219	2,265
		$2,101	$2,483	$6,210	$7,782

Other fee revenue	At a point in time	$864	$1,000	$2,928	$2,862

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 12. OTHER COMPREHENSIVE INCOME/(LOSS)
The following tables present the change in components of other comprehensive income/(loss) for the periods presented, net of tax effects.

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Change in net unrealized gains/(losses) on debt securities available-for-sale	$2,350	$(501)	$1,849	$(3,521)	$748	$(2,773)
Adjustment to funded status of employee benefit plans	454	(97)	357	590	(125)	465
Other Comprehensive Income/(Loss)	$2,804	$(598)	$2,206	$(2,931)	$623	$(2,308)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in net unrealized gains/(losses) on debt securities available-for-sale (1)	$18,716	$(3,991)	$14,725	$(15,291)	$3,247	$(12,044)
Adjustment to funded status of employee benefit plans	1,359	(290)	1,069	1,913	(406)	1,507
Other Comprehensive Income/(Loss)	$20,075	$(4,281)	$15,794	$(13,378)	$2,841	$(10,537)
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
The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Components of Net Periodic Pension Cost
Interest cost on projected benefit obligation	$989	$978	$2,967	$2,912
Expected return on plan assets	(1,181)	(1,566)	(3,541)	(4,700)
Net amortization	395	512	1,184	1,601
Net Periodic Pension Expense	$203	$(76)	$610	$(187)

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
Our total investment in qualified affordable housing projects was $5.0 million at September 30, 2019 and $6.0 million at December 31, 2018. Amortization expense, included in other noninterest expense in the Consolidated Statements of Comprehensive Income, was $0.7 million and $2.0 million for the three and nine months ended September 30, 2019 and September 30, 2018. The amortization expense was offset by tax credits of $0.7 million and $2.2 million for the three and nine months ended September 30, 2019 and $0.8 million and $2.3 million for the three and nine months ended September 30, 2018 as a reduction to our federal tax provision.
Our total investment in historic rehabilitation was $1.1 million at September 30, 2019 and $0.3 million at December 31, 2018. Federal tax credits of $0.3 million and $0.9 million were recognized as a reduction to our federal tax provision for the three and nine months ended September 30, 2019. No federal historic rehabilitation tax credits were earned in 2018.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 16. SHARE REPURCHASE PLAN

On March 19, 2018, our Board of Directors authorized a $50 million share repurchase plan. This repurchase authorization, which was effective through August 31, 2019, permitted us to repurchase from time to time up to $50 million in aggregate value of shares of our common stock through a combination of open market and privately negotiated repurchases. During the three months ended September 30, 2019, we repurchased 84,868 common shares at a total cost of $3.1 million, or an average of $36.52 per share. For the nine months ended September 30, 2019, we repurchased 470,708 common shares under this plan at a total cost of $18.2 million, or an average of $38.71 per share. Under the March 19, 2018 plan, we repurchased 792,439 common shares at a total cost of $30.5 million, or an average of $38.46 per share.
On September 16, 2019, our Board of Directors authorized a new $50 million share repurchase plan. This new repurchase authorization, which is effective through March 31, 2021, permits S&T to repurchase from time to time up to $50 million in aggregate value of shares of S&T's common stock through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and S&T's financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds. Since its approval, no common shares have been repurchased under the new share repurchase plan.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three and nine month periods ended September 30, 2019 and 2018. Our MD&A should be read in conjunction with our Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
Important Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting S&T and its future business and operations including statements related to the expected timing of the closing of the proposed merger and the expected returns and other benefits of the proposed merger to shareholders. Forward looking statements are typically identified by words or phrases such as “will likely result”, “expect”, “anticipate”, “estimate”, “forecast”, “project”, “intend”, “ believe”, “assume”, “strategy”, “trend”, “plan”, “outlook”, “outcome”, “continue”, “remain”, “potential”, “opportunity”, “believe”, “comfortable”, “current”, “position”, “maintain”, “sustain”, “seek”, “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Forward-looking statements represent management’s beliefs, based upon information available at the time the statements are made, with regard to the matters addressed; they are not guarantees of future performance. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses; cyber-security concerns; rapid technological developments and changes; sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; regulatory supervision and oversight; legislation affecting the financial services industry as a whole, and S&T, in particular; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; the possibility that the merger transaction with DNB may not be timely completed, if at all; that prior to completion of the merger transaction or thereafter, the parties' respective businesses may not perform as expected due to transaction-related uncertainties or other factors; that the merger parties are unable to implement successful integration strategies; reputational risks and the reaction of the parties' customers to the merger transaction; diversion of management time to merger-related issues; reliance on significant customer relationships; general economic or business conditions; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; and re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses. Many of these factors, as well as other factors, are described in our Annual Report on Form 10-K for the year ended December 31, 2018, including Part I, Item 1A-"Risk Factors" and any of our subsequent filings with the SEC. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made and we undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2019 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2018 under Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $7.6 billion at September 30, 2019.  We operate in five markets including Western Pennsylvania, Central Pennsylvania, Northeast Ohio, Central Ohio, and Upstate New York. We employ a geographic market based strategy to drive organic growth. Each of our five markets is led by a Market President who is responsible for developing strategic initiatives specific to each market. Each of our five markets is in a different stage of development and our market based strategy allows us to customize our approach to each market given its developmental stage and unique characteristics.
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
On June 5, 2019, we entered into a definitive Agreement and Plan of Merger to acquire DNB Financial Corporation, or DNB, based in Downingtown, Pennsylvania. DNB had approximately $1.2 billion in assets at June 30, 2019 and maintains 14 branches in Chester, Delaware and Philadelphia counties. The acquisition will expand our footprint into Southeastern Pennsylvania. Pursuant to the Agreement and Plan of Merger, DNB will merge with and into S&T, with S&T continuing as the surviving entity. Under the terms of the Agreement and Plan of Merger, DNB shareholders will have the right to receive 1.22 shares of common stock, par value $2.50 per share, of S&T for each share of common stock, par value $1.00 per share, of DNB. Immediately following the merger of DNB and S&T, DNB’s wholly owned bank subsidiary, DNB First, National Association, will merge with and into S&T’s wholly owned bank subsidiary, S&T Bank, with S&T Bank as the surviving entity. The Agreement and Plan of Merger was unanimously approved by the Board of Directors of each of S&T and DNB. DNB shareholders approved the merger at a Special Meeting of Shareholders on September 25, 2019. All required bank regulatory approvals have been received for the merger. The transaction is expected to be effective on or about November 30, 2019 and remains subject to the satisfaction or waiver of other customary closing conditions.
Our focus continues to be on organic loan and deposit growth and implementing opportunities to increase fee income while closely monitoring our operating expenses and asset quality. We are focused on executing our strategy to successfully build our brand and grow our business in all of our markets.
Earnings Summary
Net income decreased $3.9 million, or 12.8 percent, for the three months ended September 30, 2019 and decreased $2.5 million, or 3.2 percent, for the nine months ended September 30, 2019 compared to the same periods in 2018. Net income for the three and nine months ended September 30, 2019 was $26.9 million and $76.0 million, or $0.79 and $2.21 diluted earnings per share, as compared to $30.9 million and $78.5 million, or $0.88 and $2.24 diluted earnings per share for the same periods in 2018.
The decrease in net income for the three month period ended September 30, 2019 of $3.9 million was primarily due to an increase in the provision for loan losses of $4.4 million, increases in noninterest expense of $0.6 million and $1.8 in the provision for income taxes offset by increases in net interest income of $1.9 million and noninterest income of $1.0 million. The decrease in net income for the nine month period ended September 30, 2019 of $2.5 million was primarily due to increases in noninterest expense of $7.9 million, the provision for income taxes of $1.1 million and the provision for loan losses of $0.5 million and a decrease in noninterest income of $0.8 million offset by an increase in net interest income of $7.8 million.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest income increased $1.9 million and $7.8 million to $61.2 million and $182.4 million for the three and nine months ended September 30, 2019 compared to net interest income of $59.3 million and $174.6 million for the same periods in 2018. Average interest-earning assets increased $304.1 million and $218.8 million for the three and nine months ended September 30, 2019 compared to the same periods in 2018. Average interest-bearing liabilities increased $187.6 million and $91.2 for the three and nine months ended September 30, 2019 compared to the same periods in 2018. Net interest margin, on a fully taxable-equivalent, or FTE basis (non-GAAP), decreased five basis points to 3.62 percent in the three month period and increased four basis points to 3.67 percent in the nine month period ended September 30, 2019 compared to 3.67 percent and 3.63 percent for the same periods in 2018. Net interest margin is reconciled to net interest income adjusted to an FTE basis in the "Results of Operations - Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018 - Net Interest Income" section of this MD&A.
The provision for loan losses increased $4.4 million and $0.5 million to $4.9 million and $12.8 million for the three and nine months ended September 30, 2019 compared to $0.5 million and $12.3 million for the same periods in 2018. The increase in the provision for loan losses was mainly due to an increase in impaired loans resulting in higher net charge-offs and specific reserves for both periods. Impaired loans increased $41.8 million to $72.5 million at September 30, 2019 compared to $30.7 million at September 30, 2018 and specific reserves on impaired loans increased $1.8 million compared to the same period in the prior year. For the three and nine months ended September 30, 2019, we had net charges-offs of $4.3 million and $11.6 million compared to $0.4 million and $8.1 million for the same periods in 2018. Annualized net loan charge-offs to average loans increased to 0.28 percent and 0.26 percent for the three and nine months ended September 30, 2019 compared to 0.03 percent and 0.19 percent for the same periods in 2018. Nonperforming loans increased $29.3 million to $50.0 million at September 30, 2019 compared to $20.7 million at September 30, 2018.
Noninterest income increased $1.0 million to $13.1 million for the three months ended September 30, 2019 and decreased $0.8 million to $37.3 million for the nine months ended September 30, 2019 compared to the same periods in 2018. Other income increased $1.1 million and $2.6 million for the three and nine months ended September 30, 2019 primarily related to higher commercial loan swap fees of $1.5 million for the three months ended and $3.1 million for the nine months ended September 30, 2019 due to an increase in customer demand for this product compared to the same periods in 2018. Offsetting this increase for the nine months ended September 30, 2019 was a $1.9 million gain on the sale of a majority interest in S&T Evergreen Insurance, LLC in the first quarter of 2018. Further, wealth management fees decreased $0.4 million for the three months ended and $1.6 million for the nine months ended September 30, 2019 due to a decline in financial service revenue and market conditions.
Noninterest expense increased $0.6 million to $37.7 million for the three months ended September 30, 2019 and $7.9 million to $116.9 million for the nine months ended September 30, 2019 compared to the same periods in 2018. Salaries and employee benefits expense increased $0.2 million for the three months ended and $3.9 million for the nine months ended September 30, 2019 compared to the same periods in 2018 mainly due to annual merit increases and higher severance, incentive and pension costs. Data processing and information technology increased $0.8 million for the three months ended and $2.7 million for the nine months ended September 30, 2019 compared to the same periods in 2018 due to the recent outsourcing arrangement for certain components of our information technology function and the annual increase with our third-party data processor. Additionally, we incurred merger related expenses of $0.6 million and $1.2 million for the three and nine months ended September 30, 2019. These increases were partially offset by a decrease in FDIC insurance of $1.4 million for the three months ended and $2.1 million for the nine months ended September 30, 2019 compared to the same periods in 2018 related to Small Bank Assessment Credits that were received by all banking institutions with assets of less than $10 billion and improvements in the financial ratios used to determine the assessment.
The provision for income taxes increased $1.8 million for the three months ended September 30, 2019 and $1.1 million for the nine months ended September 30, 2019 compared to the same periods in 2018. The increase was mainly due to a tax benefit in the third quarter of 2018 related to a $20.4 million contribution to our defined benefit plan. Our effective tax rate increased to 15.0 percent and 15.6 percent for the three month and nine month periods ended September 30, 2019 compared to 8.5 percent and 14.1 percent for the same periods in 2018.

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
We believe the presentation of net interest income and net interest margin on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (GAAP) per the Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted on an FTE basis and net interest margin adjusted on an FTE basis in the "Results of Operations - Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018 - Net Interest Income" section of this MD&A.
RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2019 Compared to
Three and Nine Months Ended September 30, 2018
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
The following table reconciles interest income per the Consolidated Statements of Comprehensive Income to net interest income and rates on an FTE basis for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Total interest income	$79,813	$73,627	$238,028	$213,237
Total interest expense	18,617	14,365	55,649	38,641
Net Interest Income per Consolidated Statements of Comprehensive Income	61,196	59,262	182,379	174,596
Adjustment to FTE basis	935	951	2,854	2,830
Net Interest Income on an FTE Basis (Non-GAAP)	$62,131	$60,213	$185,233	$177,426
Net interest margin	3.57%	3.62%	3.61%	3.58%
Adjustment to FTE basis	0.05%	0.05%	0.06%	0.05%
Net Interest Margin on an FTE Basis (Non-GAAP)	3.62%	3.67%	3.67%	3.63%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheet and Net Interest Income Analysis (FTE)
The following tables provide information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$53,725	$311	2.32%	$57,012	$303	2.13%
Securities, at fair value(2)(3)	661,752	4,287	2.59%	680,464	4,479	2.63%
Loans held for sale	2,712	27	3.98%	1,571	18	4.71%
Commercial real estate	2,922,767	35,993	4.89%	2,779,019	33,668	4.81%
Commercial and industrial	1,566,369	19,994	5.06%	1,432,936	17,298	4.79%
Commercial construction	282,175	3,653	5.14%	291,512	3,734	5.08%
Total Commercial Loans	4,771,311	59,640	4.96%	4,503,467	54,700	4.82%
Residential mortgage	753,649	8,339	4.41%	696,267	7,517	4.30%
Home equity	469,567	6,345	5.36%	472,466	5,877	4.94%
Installment and other consumer	72,606	1,299	7.10%	66,693	1,162	6.92%
Consumer construction	11,056	150	5.39%	5,846	74	5.04%
Total Consumer Loans	1,306,878	16,133	4.91%	1,241,272	14,630	4.69%
Total Portfolio Loans	6,078,189	75,773	4.95%	5,744,739	69,330	4.79%
Total Loans(1)(2)	6,080,901	75,800	4.95%	5,746,310	69,348	4.79%
Federal Home Loan Bank and other restricted stock	19,981	350	7.00%	28,512	448	6.28%
Total Interest-earning Assets	6,816,359	80,748	4.70%	6,512,298	74,578	4.55%
Noninterest-earning assets	538,514			496,268
Total Assets	$7,354,873			$7,008,566
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$655,735	$1,195	0.72%	$566,579	$514	0.36%
Money market	1,709,248	7,880	1.83%	1,330,489	4,932	1.47%
Savings	749,287	449	0.24%	823,215	424	0.20%
Certificates of deposit	1,345,474	6,683	1.97%	1,310,526	5,001	1.51%
Total Interest-bearing Deposits	4,459,744	16,207	1.44%	4,030,809	10,871	1.07%
Securities sold under repurchase agreements	14,030	26	0.73%	42,183	55	0.52%
Short-term borrowings	218,799	1,362	2.47%	455,689	2,616	2.28%
Long-term borrowings	69,421	468	2.68%	45,699	272	2.36%
Junior subordinated debt securities	45,619	554	4.82%	45,619	551	4.79%
Total Borrowings	347,869	2,410	2.75%	589,190	3,494	2.35%
Total Interest-bearing Liabilities	4,807,613	18,617	1.54%	4,619,999	14,365	1.23%
Noninterest-bearing liabilities	1,573,549			1,475,059
Shareholders’ equity	973,711			913,508
Total Liabilities and Shareholders’ Equity	$7,354,873			$7,008,566
Net Interest Income (2)(3)		$62,131			$60,213
Net Interest Margin (2)(3)			3.62%			3.67%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent for 2019 and 2018.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$52,421	$937	2.38%	$56,015	$754	1.80%
Securities, at fair value(2)(3)	671,727	13,327	2.65%	684,146	13,282	2.59%
Loans held for sale	1,693	52	4.11%	1,681	74	5.90%
Commercial real estate	2,907,792	108,115	4.97%	2,748,620	96,592	4.70%
Commercial and industrial	1,544,962	59,414	5.14%	1,432,133	49,485	4.62%
Commercial construction	258,239	10,207	5.28%	330,219	11,767	4.76%
Total Commercial Loans	4,710,993	177,736	5.04%	4,510,972	157,844	4.68%
Residential mortgage	736,972	24,462	4.43%	694,075	22,071	4.24%
Home equity	466,936	18,880	5.41%	475,450	16,852	4.74%
Installment and other consumer	71,021	3,807	7.17%	66,913	3,404	6.80%
Consumer construction	10,517	443	5.63%	4,749	173	4.86%
Total Consumer Loans	1,285,446	47,592	4.95%	1,241,187	42,500	4.57%
Total Portfolio Loans	5,996,439	225,328	5.02%	5,752,159	200,344	4.66%
Total Loans(1)(2)	5,998,132	225,380	5.02%	5,753,840	200,418	4.66%
Federal Home Loan Bank and other restricted stock	21,848	1,237	7.55%	31,277	1,613	6.88%
Total Interest-earning Assets	6,744,128	240,881	4.77%	6,525,278	216,067	4.43%
Noninterest-earning assets	526,788			492,428
Total Assets	$7,270,916			$7,017,706
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$584,280	$2,378	0.54%	$571,040	$1,320	0.31%
Money market	1,658,187	23,341	1.88%	1,259,071	12,191	1.29%
Savings	760,128	1,406	0.25%	849,558	1,289	0.20%
Certificates of deposit	1,389,658	20,118	1.94%	1,320,374	13,083	1.32%
Total Interest-bearing Deposits	4,392,253	47,243	1.44%	4,000,043	27,883	0.93%
Securities sold under repurchase agreements	17,812	83	0.63%	46,292	151	0.44%
Short-term borrowings	259,947	5,149	2.65%	556,017	8,304	2.00%
Long-term borrowings	69,886	1,461	2.79%	46,313	762	2.20%
Junior subordinated debt securities	45,619	1,712	5.02%	45,619	1,541	4.52%
Total Borrowings	393,264	8,405	2.86%	694,241	10,758	2.07%
Total Interest-bearing Liabilities	4,785,517	55,648	1.55%	4,694,284	38,641	1.10%
Noninterest-bearing liabilities	1,528,573			1,421,276
Shareholders’ equity	956,826			902,146
Total Liabilities and Shareholders’ Equity	$7,270,916			$7,017,706
Net Interest Income (2)(3)		$185,233			$177,426
Net Interest Margin (2)(3)			3.67%			3.63%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent for 2019 and 2018.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
Net interest income on an FTE basis (non-GAAP) increased $1.9 million, or 3.2 percent, for the three months ended September 30, 2019 and increased $7.8 million, or 4.4 percent, for the nine months ended September 30, 2019 compared to the same periods in 2018. The net interest margin on an FTE basis (non-GAAP) decreased five basis points for the three months ended September 30, 2019 and increased four basis points for the nine months ended September 30, 2019 compared to the same periods in 2018.
Interest income on an FTE basis (non-GAAP) increased $6.2 million, or 8.3 percent, for the three months ended September 30, 2019 and increased $24.8 million, or 11.5 percent, for the nine months ended September 30, 2019 compared to the same

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

periods in 2018. The increases were primarily due to increases in average interest-earning assets of $304.1 million and $218.8 million for the three and nine months ended September 30, 2019 and higher short-term interest rates compared to the same periods in 2018. Average loan balances increased $334.6 million and $244.3 million compared to the same periods in 2018, due to organic loan growth, primarily in the commercial loan portfolio. The average rate earned on loans increased 16 and 36 basis points compared to the same periods in 2018 primarily due to higher short-term interest rates. Average investment securities decreased $18.7 million and $12.4 million and the average rate earned decreased four basis points and increased six basis points, compared to the same periods in 2018. Overall, the FTE rate on interest-earning assets (non-GAAP) increased 15 and 34 basis points for the three and nine months ended September 30, 2019 compared to the same periods in 2018.
Interest expense increased $4.3 million and $17.0 million for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The increases were primarily due to higher short-term interest rates compared to the same periods in 2018. Average interest-bearing deposits increased $428.9 million and $392.2 million for the three and nine months ended September 30, 2019 compared to the same periods in 2018. Average money market balances increased $378.8 million and the average rate paid increased 36 basis points for the three months ended September 30, 2019 and increased $399.1 million and 59 basis points for the nine months ended September 30, 2019 compared to the same periods in 2018 due to higher short-term interest rates and promotional pricing. Average total borrowings decreased $241.3 million and $301.0 million for the three and nine months ended September 30, 2019, compared to the same periods in 2018, due to increased deposits. Overall, the cost of interest-bearing liabilities increased 31 and 45 basis points for the three and nine months ended September 30, 2019, compared to the same periods in 2018.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2019 Compared to September 30, 2018			Nine Months Ended September 30, 2019 Compared to September 30, 2018
(dollars in thousands)	Volume (4)	Rate (4)	Total	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$(17)	$25	$8	$(48)	$231	$183
Securities, at fair value(2)(3)	(123)	(69)	(192)	(240)	285	45
Loans held for sale	13	(4)	9	1	(23)	(22)
Commercial real estate	1,741	584	2,325	5,594	5,929	11,523
Commercial and industrial	1,611	1,085	2,696	3,899	6,030	9,929
Commercial construction	(120)	39	(81)	(2,566)	1,006	(1,560)
Total Commercial Loans	3,232	1,708	4,940	6,927	12,965	19,892
Residential mortgage	619	203	822	1,364	1,027	2,391
Home equity	(36)	504	468	(302)	2,330	2,028
Installment and other consumer	103	34	137	209	194	403
Consumer construction	67	9	76	210	60	270
Total Consumer Loans	753	750	1,503	1,481	3,611	5,092
Total Portfolio Loans	3,985	2,458	6,443	8,408	16,576	24,984
Total Loans (1)(2)	3,998	2,454	6,452	8,409	16,553	24,962
Federal Home Loan Bank and other restricted stock	(133)	35	(98)	(488)	112	(376)
Change in Interest Earned on Interest-earning Assets	3,725	2,445	6,170	7,633	17,181	24,814
Interest paid on:
Interest-bearing demand	$81	$600	$681	$31	$1,027	$1,058
Money market	1,403	1,545	2,948	3,865	7,285	11,150
Savings	(38)	63	25	(136)	253	117
Certificates of deposit	134	1,548	1,682	686	6,349	7,035
Total Interest-bearing Deposits	1,580	3,756	5,336	4,446	14,914	19,360
Securities sold under repurchase agreements	(37)	8	(29)	(93)	25	(68)
Short-term borrowings	(1,360)	106	(1,254)	(4,422)	1,267	(3,155)
Long-term borrowings	141	55	196	388	311	699
Junior subordinated debt securities	—	3	3	—	171	171
Total Borrowings	(1,256)	172	(1,084)	(4,127)	1,774	(2,353)
Change in Interest Paid on Interest-bearing Liabilities	324	3,928	4,252	319	16,688	17,007
Change in Net Interest Income	$3,401	$(1,483)	$1,918	$7,314	$493	$7,807
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
Provision for Loan Losses

The provision for loan losses is the adjustment to the allowance for loan losses, or ALL, after net loan charge-offs have been deducted to bring the ALL to a level determined to be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increased $4.4 million and $0.5 million to $4.9 million and $12.8 million for the three and nine months ended September 30, 2019 compared to $0.5 million and $12.3 million for the same periods in 2018.
The increase in the provision for loan losses was mainly due to an increase in impaired loans resulting in higher net charge-offs and specific reserves for both periods. Impaired loans increased $41.8 million to $72.5 million at September 30, 2019 compared to $30.7 million at September 30, 2018 and specific reserves on impaired loans increased $1.8 million compared to the same period in the prior year. During the third quarter of 2019, we modified a $19.9 million commercial relationship. The modification granted a concession to the borrower that reduced their monthly payments resulting in the TDR. The loan remains in performing status based on the strong historical repayment performance of the borrower prior to the restructure as well as recent changes occurring in the business which demonstrate the borrower’s ability to pay under the revised contractual

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

terms. Guarantor support and sufficient collateral value further support the performing status of the loan. Further increasing impaired loans and specific reserves from September 30, 2018 were two commercial relationships, the first was a $7.7 million commercial real estate (CRE) loan that moved to impaired in the fourth quarter of 2018 and had a $1.3 million specific reserve at September 30, 2019 and the second was a $5.4 million CRE loan moved to impaired in the third quarter of 2019 with a $0.8 million specific reserve at September 30, 2019.
For the three and nine months ended September 30, 2019, we had net charges-offs of $4.3 million and $11.6 million compared to $0.4 million and $8.1 million for the same periods in 2018. Annualized net loan charge-offs to average loans for the three and nine months ended September 30, 2019 were 0.28 percent and 0.26 percent compared to 0.03 percent and 0.19 percent for the same periods in 2018.
 Nonperforming loans also increased $29.3 million to $50.0 million at September 30, 2019 compared to $20.7 million at September 30, 2018 in part due to the CRE impaired loans discussed above.
The ALL at September 30, 2019 was $62.1 million compared to $60.6 million at September 30, 2018. The ALL as a percent of total portfolio loans was 1.00 percent at September 30, 2019 and 1.04 percent at September 30, 2018. Refer to “Financial Condition as of September 30, 2019 - Allowance for Loan Losses” in this MD&A for additional information.
Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net gain on sale of securities	$—	$—	$—	—	$—	$—	$—	—
Debit and credit card	3,475	3,141	334	10.6%	9,951	9,487	464	4.9%
Service charges on deposit accounts	3,412	3,351	61	1.8	9,777	9,765	12	0.1
Wealth management	2,101	2,483	(382)	(15.4)	6,210	7,782	(1,572)	(20.2)
Mortgage banking	594	700	(106)	(15.1)	1,726	2,133	(407)	(19.1)
Gain on sale of a majority interest of insurance business	—	—	—	NM	—	1,873	(1,873)	NM
Other	3,481	2,367	1,114	47.1	9,662	7,046	2,616	37.1
Total Noninterest Income	$13,063	$12,042	$1,021	8.5%	$37,326	$38,086	$(760)	(2.0)%
NM - not meaningful

Noninterest income increased $1.0 million to $13.1 million for the three months ended September 30, 2019 and decreased $0.8 million to $37.3 million for the nine months ended September 30, 2019 compared to the same periods in 2018. Other income increased $1.1 million and $2.6 million for the three and nine months ended September 30, 2019 primarily related to higher commercial loan swap fees of $1.5 million for the three months ended and $3.1 million for the nine months ended September 30, 2019 due to an increase in customer demand for this product compared to the same periods in 2018. Debit and credit card fees also increased $0.3 million and $0.5 million for the three and nine months ended September 30, 2019 compared to 2018 due to increased debit card usage and the timing of referral merchant revenue. Offsetting these increases for the nine months ending September 30, 2019 was a $1.9 million gain on the sale of a majority interest in S&T Evergreen Insurance, LLC in the first quarter of 2018. Further, wealth management fees decreased $0.4 million for the three months ended and $1.6 million for the nine months ended September 30, 2019 due to a decline in financial service revenue and market conditions.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Salaries and employee benefits	$19,936	$19,769	$167	0.8%	$61,135	$57,195	$3,940	6.9%
Data processing and information technology	3,681	2,906	775	26.7	10,327	7,610	2,717	35.7
Net occupancy	2,898	2,722	176	6.5	8,883	8,399	484	5.8
Furniture, equipment and software	2,090	2,005	85	4.2	6,621	6,096	525	8.6
Other taxes	1,540	1,341	199	14.8	4,182	4,928	(746)	(15.1)
Marketing	1,062	1,023	39	3.8	3,514	2,916	598	20.5
Professional services and legal(1)	1,054	1,181	(127)	(10.8)	3,382	3,120	262	8.4
Merger related expenses	552	—	552	NM	1,171	—	1,171	NM
FDIC insurance	(675)	746	(1,421)	(190.5)	536	2,592	(2,056)	(79.3)
Other	5,529	5,392	137	2.5	17,187	16,174	1,013	6.3
Total Noninterest Expense	$37,667	$37,085	$582	1.6%	$116,938	$109,030	$7,908	7.3%
(1)Excludes Merger related expenses for 2019 amounts only.
NM - not meaningful

Noninterest expense increased $0.6 million to $37.7 million for the three months ended September 30, 2019 and $7.9 million to $116.9 million for the nine months ended September 30, 2019 compared to the same periods in 2018. Total merger related expenses for the nine months ended September 30, 2019 of $1.2 million included $0.5 million for data processing and $0.6 million for professional services. Salaries and employee benefits expense increased $0.2 million for the three months ended and $3.9 million for the nine months ended September 30, 2019 compared to the same periods in 2018 mainly due to annual merit increases and higher severance, incentives and pension costs. Data processing and information technology increased $0.8 million for the three months ended and $2.7 million for the nine months ended September 30, 2019 compared to the same periods in 2018 due to the outsourcing agreement for certain components of our information technology function and the annual increase with our third-party data processor. These increases were partially offset by a decrease in FDIC insurance of $1.4 million for the three months ended and $2.1 million for the nine months ended September 30, 2019 compared to the same periods in 2018 related to Small Bank Assessment Credits that were received by all banking institutions with assets of less than $10 billion and improvements in the financial ratios used to determine the assessment. Other taxes decreased $0.7 million for the nine months ended September 30, 2019 due to a state tax assessment in 2018.
Provision for Income Taxes

The provision for income taxes increased $1.8 million for the three months ended September 30, 2019 compared to the same period in 2018 due to a return to provision tax benefit in the third quarter of 2018 resulting from the decrease in the federal statutory rate of 35 percent to 21 percent on a $20.4 million contribution to our defined benefit plan offset by lower pretax income for the three month period in 2019 compared to the same period in 2018. The provision for income taxes increased $1.1 million for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to non-recurring discrete items related to the tax benefit from the pension contribution in the third quarter of 2018 as discussed above offset by the sale of a majority interest of our insurance business in the first quarter of 2018. Our effective tax rate increased to 15.0 percent and 15.6 percent for the three and nine months period ended September 30, 2019 compared to 8.5 percent and 14.1 percent for the same periods in 2018.
Financial Condition as of September 30, 2019
Total assets increased $0.3 billion to $7.6 billion at September 30, 2019 compared $7.3 billion at December 31, 2018. Total portfolio loans increased $249.1 million with increases in all the loan portfolios. Commercial loans increased $191.4 million and consumer loans increased $57.7 million. The increase of $191.4 million in the commercial loans related to $133.4 million in C&I, $57.6 million in commercial construction and $0.4 million in CRE loans. The increase in consumer loans of $57.7 million related to $44.2 million in residential mortgages, $6.9 million in installment and other consumer loans, $3.5 million in home equity loans and $3.1 million in consumer construction. Securities decreased $15.7 million to $669.2 million at September 30, 2019 from $684.9 million at December 31, 2018. The decrease in securities is due to pay downs on mortgage-backed securities offset by limited purchases and an increase in the unrealized gain during the nine months ended September

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

30, 2019. The bond portfolio had an unrealized gain of $13.6 million at September 30, 2019 compared to an unrealized loss of $5.1 million at December 31, 2018 due to a decrease in interest rates.
Our deposits increased $308.8 million, or 5.4 percent, with total deposits of $6.0 billion at September 30, 2019 compared to $5.7 billion at December 31, 2018. Customer deposits increased $465.8 million with growth in money market of $382.2 million, or 32.4 percent, noninterest-bearing demand deposit accounts of $69.2 million and certificates of deposit of $64.7 million which was offset by declines in savings accounts of $31.5 million and interest-bearing demand deposit accounts of $18.8 million. The significant increase of $382.2 million in money market deposits is related to a promotional rate product offered in selected markets. Total brokered deposits decreased $157.1 million at September 30, 2019 compared to December 31, 2018 due to strong customer deposit growth.
Total borrowings decreased $105.6 million compared to December 31, 2018 due to a decrease in funding needs. Total short-term borrowings decreased by $100.0 million, or 21.3 percent, and long-term borrowings decreased $1.2 million.
Total shareholders’ equity increased by $46.6 million to $982.4 million at September 30, 2019 compared to $935.8 million at December 31, 2018. The increase was primarily due to net income of $76.0 million offset partially by dividends of $27.8 million and share repurchases of $18.2 million. The $15.8 million increase in other comprehensive income was due to a $14.7 million increase in unrealized gains on our available-for-sale investment securities and a $1.1 million change in the funded status of our employee benefit plans.
Securities Activity

(dollars in thousands)	September 30, 2019	December 31, 2018	$ Change
U.S. treasury securities	$10,049	$9,736	$313
Obligations of U.S. government corporations and agencies	130,165	128,261	1,904
Collateralized mortgage obligations of U.S. government corporations and agencies	155,010	148,659	6,351
Residential mortgage-backed securities of U.S. government corporations and agencies	18,826	24,350	(5,524)
Commercial mortgage-backed securities of U.S. government corporations and agencies	237,951	246,784	(8,833)
Obligations of states and political subdivisions	112,519	122,266	(9,747)
Debt Securities Available-for-Sale	664,520	680,056	(15,536)
Marketable equity securities	4,706	4,816	(110)
Total Securities	$669,226	$684,872	$(15,646)
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income, and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities decreased $15.7 million to $669.2 million at September 30, 2019 from $684.9 million at December 31, 2018. The decrease in securities is due to pay downs on mortgage-backed securities offset by limited purchases and an increase in the unrealized gain during the nine months ended September 30, 2019.
At September 30, 2019 our bond portfolio was in a net unrealized gain position of $13.6 million compared to a net unrealized loss position of $5.1 million at December 31, 2018. At September 30, 2019 total gross unrealized gains in the bond portfolio were $13.9 million offset by $0.3 million of gross unrealized losses, compared to December 31, 2018, when total gross unrealized gains were $3.5 million offset by gross unrealized losses of $8.6 million. Management evaluates the securities portfolio for other than temporary impairment, or OTTI, on a quarterly basis. During the nine months ended September 30, 2019 and 2018, we did not record any OTTI.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loan Composition

	September 30, 2019		December 31, 2018
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$2,922,197	47.16%	$2,921,832	49.13%
Commercial and industrial	1,626,854	26.26	1,493,416	25.11
Construction	314,813	5.08	257,197	4.33
Total Commercial Loans	4,863,864	78.50%	4,672,445	78.57%
Consumer
Residential mortgage	770,882	12.44%	726,679	12.22%
Home equity	475,024	7.67	471,562	7.93
Installment and other consumer	74,460	1.20	67,546	1.13
Construction	11,535	0.19	8,416	0.14
Total Consumer Loans	1,331,901	21.50%	1,274,203	21.43%
Total Portfolio Loans	6,195,765	100.00%	5,946,648	100.00%
Loans held for sale	8,371		2,371
Total Loans	$6,204,136		$5,949,019
The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower’s industry or the overall economic climate can significantly impact the borrower’s ability to pay.
Commercial loans, including CRE, C&I and Commercial Construction, comprised 78.5 percent of total portfolio loans at September 30, 2019 and 78.6 percent at December 31, 2018. Total portfolio loans increased $249.1 million to $6.2 billion at September 30, 2019 compared to $5.9 billion at December 31, 2018. The increase of $191.4 million in the commercial loans related to $133.4 million in C&I, $57.6 million in commercial construction and $0.4 million in CRE loans compared to December 31, 2018.
Consumer loans represent 21.5 percent of our total portfolio loans at September 30, 2019 and 21.4 percent at December 31, 2018. Consumer loans increased $57.7 million compared to December 31, 2018 with increases in all categories. Residential mortgages increased $44.2 million, installment and other consumer increased $6.9 million, home equity increased $3.5 million and consumer construction loans increased $3.1 million.
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
The following tables summarize the ALL and recorded investments in loans by category and the related ratios for the dates presented:

	September 30, 2019
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$2,006	$29,825	$31,831	$51,449	$2,870,748	$2,922,197
Commercial and industrial	—	14,366	14,366	9,852	1,617,002	1,626,854
Commercial construction	128	7,747	7,875	2,808	312,005	314,813
Consumer real estate	—	6,334	6,334	8,418	1,249,023	1,257,441
Other consumer	10	1,699	1,709	13	74,447	74,460
Total	$2,144	$59,971	$62,115	$72,540	$6,123,225	$6,195,765

	December 31, 2018
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$1,295	$32,412	$33,707	$11,369	$2,910,463	$2,921,832
Commercial and industrial	360	11,236	11,596	13,672	1,479,744	1,493,416
Commercial construction	87	7,896	7,983	15,775	241,422	257,197
Consumer real estate	10	6,177	6,187	8,674	1,197,983	1,206,657
Other consumer	11	1,512	1,523	16	67,530	67,546
Total	$1,763	$59,233	$60,996	$49,506	$5,897,142	$5,946,648

	September 30, 2019		December 31, 2018
Ratio of net charge-offs to average loans outstanding	0.26%	*	0.18%
Allowance for loan losses as a percentage of total loans	1.00%		1.03%
Allowance for loan losses to nonperforming loans	124%		132%
* Annualized

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The ALL was $62.1 million, or 1.00 percent of total portfolio loans, at September 30, 2019 compared to $61.0 million, or 1.03 percent of total portfolio loans at December 31, 2018. The increase in the ALL of $1.1 million was in part due to a $0.4 million increase in the reserve for loans individually evaluated for impairment compared to December 31, 2018. Impaired loans increased $23.0 million to $72.5 million compared to $49.5 million at December 31, 2018. During the third quarter of 2019, we modified a $19.9 million commercial relationship. The modification granted a concession to the borrower that reduced their monthly payments resulting in the TDR. The loan remains in performing status based on the strong historical repayment performance of the borrower prior to the restructure as well as recent changes occurring in the business which demonstrate the borrower’s ability to pay under the revised contractual terms. Guarantor support and sufficient collateral value further support the performing status of the loan. Commercial special mention, substandard and doubtful loans decreased $22.8 million to $245.7 million from $268.5 million at December 31, 2018. Substandard loans decreased $46.2 million and special mention increased $23.4 million. The decrease in substandard loans from December 31, 2018 was mainly due to pay-offs and loan risk rating upgrades. Special mention loans increased due to downgrades as a result of updated financial information.
For the three and nine months ended September 30, 2019, we had net charges-offs of $4.3 million and $11.6 million compared to $0.4 million and $8.1 million for the same periods in 2018. The provision for loan losses increased $4.4 million and $0.5 million to $4.9 million and $12.8 million for the three and nine months ended September 30, 2019 compared to $0.5 million and $12.3 million for the same periods in 2018. The increase in the provision for loan losses was mainly due to higher net charge-offs for both periods.
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
TDRs increased $25.0 million to $52.9 million at September 30, 2019 compared to $27.9 million at December 31, 2018. The increase is primarily due to new TDRs totaling $36.7 million in 2019, which were offset by principal reductions and charge-offs. The significant increase in performing TDRs primarily related to a $19.9 million CRE relationship that was modified during the third quarter of 2019. The modification granted a concession to the borrower that reduced their monthly payments resulting in the TDR. The loan remains in performing status based on the strong historical repayment performance of the borrower prior to the restructure as well as recent changes occurring in the business which demonstrate the borrower’s ability to pay under the revised contractual terms. Guarantor support and sufficient collateral value further support the performing status of the loan. Total TDRs of $52.9 million at September 30, 2019 included $38.4 million, or 72.6 percent, that were accruing and $14.5 million, or 27.4 percent, that were not accruing.
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
Our allowance for lending-related commitments is determined using a methodology similar to that used for the ALL. Amounts are added to the allowance for lending-related commitments by a charge to current earnings through noninterest expense. The reserve is calculated by applying historical loss rates to unfunded commitments taking into consideration qualitative factors. The allowance for unfunded loan commitments was $2.4 million at September 30, 2019 and $2.2 million at December 31, 2018. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(dollars in thousands)	September 30, 2019	December 31, 2018	$ Change
Nonperforming Loans
Commercial real estate	$22,860	$10,913	$11,947
Commercial and industrial	3,418	2,314	1,104
Commercial construction	737	13,787	(13,050)
Residential mortgage	6,190	5,585	605
Home equity	2,266	2,349	(83)
Installment and other consumer	16	37	(21)
Total Nonperforming Loans	35,487	34,985	502
Nonperforming Troubled Debt Restructurings
Commercial real estate	10,880	1,139	9,741
Commercial and industrial	787	6,646	(5,859)
Commercial construction	406	406	—
Residential mortgage	1,195	1,543	(348)
Home equity	1,226	1,349	(123)
Installment and other consumer	2	5	(3)
Total Nonperforming Troubled Debt Restructurings	14,496	11,088	3,408
Total Nonperforming Loans	49,983	46,073	3,910
OREO	1,724	3,092	(1,368)
Total Nonperforming Assets	$51,707	$49,165	$2,542

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	0.81%	0.77%
Nonperforming assets as a percent of total loans plus OREO	0.83%	0.83%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due.
Nonperforming loans increased $3.9 million to $50.0 million at September 30, 2019 compared to $46.1 million at
December 31, 2018.
Deposits

(dollars in thousands)	September 30, 2019	December 31, 2018	$ Change
Customer Deposits
Noninterest-bearing demand	$1,490,409	$1,421,156	$69,253
Interest-bearing demand	548,700	567,492	(18,792)
Money market	1,560,426	1,178,211	382,215
Savings	753,464	784,970	(31,506)
Certificates of deposit	1,326,369	1,261,704	64,665
Total Customer Deposits	5,679,368	5,213,533	465,835
Brokered Deposits
Interest-bearing demand	203,181	6,201	196,980
Money market	100,143	303,854	(203,711)
Certificates of deposit	—	150,334	(150,334)
Total Brokered Deposits	303,324	460,389	(157,065)
Total Deposits	$5,982,692	$5,673,922	$308,770

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits at September 30, 2019 increased $308.8 million from December 31, 2018. Total customer deposits increased $465.8 million from December 31, 2018. Money market deposits primarily accounted for this change with an increase of $382.2 million, noninterest-bearing demand deposits increased $69.2 million and certificate of deposits increased $64.7 million. The significant increase in money market deposits is related to a promotional rate product offered in selected markets. These increases were offset by declines in savings deposits of $31.5 million and interest-bearing demand deposits of $18.8 million. These decreases were mainly a result of migration into money market products and outflows due to repositioning by our customers. Total brokered deposits decreased $157.1 million from December 31, 2018 due to the customer deposit growth. The approximate $200 million shift between money market and interest-bearing demand brokered deposits related to a change in our brokered deposit program during the second quarter of 2019. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
Borrowings

(dollars in thousands)	September 30, 2019	December 31, 2018	$ Change
Securities sold under repurchase agreements	$13,925	$18,383	$(4,458)
Short-term borrowings	370,000	470,000	(100,000)
Long-term borrowings	69,156	70,314	(1,158)
Junior subordinated debt securities	45,619	45,619	—
Total Borrowings	$498,700	$604,316	$(105,616)
Borrowings are an additional source of funding for us. At September 30, 2019 total borrowings decreased $105.6 million, or 17.5 percent, compared to December 31, 2018 due to a decrease in funding needs as a result of strong customer deposit growth. Total short-term borrowings decreased by $100.0 million, or 21.3 percent, compared to December 31, 2018.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information pertaining to short-term borrowings is summarized in the tables below for the nine and twelve months ended September 30, 2019 and December 31, 2018.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	September 30, 2019	December 31, 2018
Balance at the period end	$13,925	$18,383
Average balance during the period	$17,812	$45,992
Average interest rate during the period	0.63%	0.48%
Maximum month-end balance during the period	$23,427	$54,579
Average interest rate at the period end	0.74%	0.46%

	Short-Term Borrowings
(dollars in thousands)	September 30, 2019	December 31, 2018
Balance at the period end	$370,000	$470,000
Average balance during the period	$259,947	$525,172
Average interest rate during the period	2.65%	2.11%
Maximum month-end balance during the period	$425,000	$690,000
Average interest rate at the period end	2.18%	2.65%
Information pertaining to long-term borrowings is summarized in the tables below for the nine and twelve months ended September 30, 2019 and December 31, 2018.

	Long-Term Borrowings
(dollars in thousands)	September 30, 2019	December 31, 2018
Balance at the period end	$69,156	$70,314
Average balance during the period	$69,886	$47,986
Average interest rate during the period	2.79%	2.35%
Maximum month-end balance during the period	$70,418	$70,314
Average interest rate at the period end	2.53%	2.84%

	Junior Subordinated Debt Securities
(dollars in thousands)	September 30, 2019	December 31, 2018
Balance at the period end	$45,619	$45,619
Average balance during the period	$45,619	$45,619
Average interest rate during the period	5.02%	4.60%
Maximum month-end balance during the period	$45,619	$45,619
Average interest rate at the period end	4.58%	5.25%

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
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate, and high. At September 30, 2019, we had $519.3 million in highly liquid assets, which consisted of $68.8 million in interest-bearing deposits with banks, $442.1 million in unpledged securities and $8.4 million in loans held for sale. This resulted in a highly liquid assets to total assets ratio of 6.9 percent at September 30, 2019. Also, at September 30, 2019, we had a remaining borrowing availability of $2.0 billion with the FHLB of Pittsburgh. Refer to Note 9: Borrowings in the Notes to Consolidated Financial Statements and the "Financial Condition- Borrowings" section of this MD&A for more details.
The following table summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	September 30, 2019		December 31, 2018
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$705,600	10.12%	$689,778	10.05%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	685,600	11.35%	669,778	11.38%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	705,600	11.68%	689,778	11.72%
Total capital to risk-weighted assets	8.00%	10.00%	794,426	13.15%	777,913	13.21%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$675,236	9.71%	$659,304	9.63%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	675,236	11.20%	659,304	11.23%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	675,236	11.20%	659,304	11.23%
Total capital to risk-weighted assets	8.00%	10.00%	764,061	12.68%	747,438	12.73%
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of September 30, 2019, we had not issued any securities pursuant to this shelf registration statement.

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
Rate shock analyses results are compared to a base case to provide an estimate of the impact that market rate changes may have on 12 and 24 months of pretax net interest income. The base case and rate shock analyses are performed on a static balance sheet. A static balance sheet is a no growth balance sheet in which all maturing and/or repricing cash flows are reinvested in the same product at the existing product spread. Rate shock analyses assume an immediate parallel shift in market interest rates and also include management assumptions regarding the impact of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market and savings) and changes in the prepayment behavior of loans and securities with optionality. S&T policy guidelines limit the change in pretax net interest income over 12 and 24 month horizons using rate shocks in increments of +/- 100 basis points. Policy guidelines define the percentage change in pretax net interest income by graduated risk tolerance levels of minimal, moderate and high. We have temporarily suspended the analyses on downward rate shocks of 200 basis points or more because they do not provide meaningful insight into our interest rate risk position.
In order to monitor interest rate risk beyond the 24 month time horizon of rate shocks on pretax net interest income, we also perform EVE analyses. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. EVE change results are compared to a base case to determine the impact that market rate changes may have on our EVE. As with rate shock analyses on pretax net interest income, EVE analyses incorporate management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and the behavior and value of non-maturity deposit products. S&T policy guidelines limit the change in EVE using rate shocks in increments of +/- 100 basis points. Policy guidelines define the percentage change in EVE by graduated risk tolerance levels of minimal, moderate and high. We have also temporarily suspended the downward rate shocks of 200 basis points or more for EVE.
The table below reflects the rate shock analyses results for the 1 - 12 and 13 - 24 month periods of pretax net interest income and EVE. All results are in the minimal risk tolerance level.

	September 30, 2019			December 31, 2018
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	12.2%	14.3%	4.9%	8.3%	11.6%	(10.0)%
300	9.2	10.8	8.7	6.1	8.5	(4.6)
200	6.3	7.5	10.0	4.0	5.6	0.6
100	3.4	4.2	7.5	2.2	3.1	1.4
(100)	(4.8)	(6.2)	(13.1)	(3.8)	(5.4)	(7.5)
(200)	NM	NM	NM	(7.8)	(11.2)	(16.8)
NM - not meaningful
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our rate shock analyses show an improvement in the percentage change in pretax net interest income in the rates up scenarios and a decline in the rates down scenarios in months 1 - 12 and 13 - 24 when comparing December 31, 2018 to September 30, 2019. Our EVE analyses show an improvement in the percentage change in EVE in the rates up scenarios and a decline in the rates down scenario when comparing December 31, 2018 to September 30, 2019.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of September 30, 2019. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2019, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

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
There may be various negative consequences if the merger agreement is terminated. For example, S&T’s businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of S&T’s common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed.
Failure to complete the merger could negatively impact the stock price and the future business and financial results of S&T.
If the merger is not completed for any reason, the ongoing business of S&T may be adversely affected and, without realizing any of the benefits of having completed the merger, S&T would be subject to a number of risks, including the following:

•	S&T may experience negative reactions from the financial markets, including negative impacts on its stock price;

•	S&T may experience negative reactions from its customers, vendors and employees;

S&T BANCORP, INC. AND SUBSIDIARIES

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
The following table is a summary of our purchases of common stock during the third quarter of 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)(2)	Approximate dollar value of shares that may yet be purchased under the plan
				$22,621,633
07/01/2019 - 07/31/2019	26,068	$37.99	26,068	21,631,310

08/01/2019 - 08/31/2019	58,800	35.87	58,800	—	'(1)

09/01/2019 - 09/30/2019	—	—	—	50,000,000	'(2)
Total	84,868	$36.52	84,868	$50,000,000	'(2)
(1)On March 19, 2018, our Board of Directors authorized a $50 million share repurchase plan. This repurchase authorization, which was effective through August 31, 2019, permitted us to repurchase from time to time up to $50 million in aggregate value of shares of our common stock through a combination of open market and privately negotiated repurchases. As of September 30, 2019, 792,439 common shares were repurchased under this plan at a total cost of $30.5 million, or an average of $38.46 per share.
(2)On September 16, 2019, our Board of Directors authorized a new $50 million share repurchase plan. This new repurchase authorization, which is effective through March 31, 2021, permits S&T to repurchase from time to time up to $50 million in aggregate value of shares of S&T's common stock through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and S&T's financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds. Since its approval, no common shares have been repurchased under the new share repurchase plan.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Item 5. Other Information
None
Item 6. Exhibits

2.1
Agreement and Plan of Merger, dated June 5, 2019, by and between DNB Financial Corporation and S&T Bancorp, Inc. Filed as Exhibit 2.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on June 5, 2019, and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith
32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File ((formatted as Inline XBRL and contained in Exhibits 101))

S&T BANCORP, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

October 30, 2019	/s Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)