Form 10-K
period 2019-12-31
S&T BANCORP INC
filed 2020-03-02
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
Commission file number 0-12508
S&T BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania			25-1434426
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

800 Philadelphia Street	Indiana	PA	15701
(Address of principal executive offices)			(zip code)
Registrant’s telephone number, including area code (800) 325-2265
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $2.50 per share	STBA	The NASDAQ Stock Market LLC
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
☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes  ☐    No   ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate estimated fair value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019:
Common Stock, $2.50 par value – 1,258,136,366
The number of shares outstanding of each of the registrant's classes of common stock as of February 28, 2020:
Common Stock, $2.50 par value –39,462,857
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of S&T Bancorp, Inc., to be filed pursuant to Regulation 14A for the 2019 annual meeting of shareholders to be held May 18, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.  BUSINESS
General
S&T Bancorp, Inc. was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and is registered with the Board of Governors of the Federal Reserve System, or the Federal Reserve Board, under the Bank Holding Company Act of 1956, as amended, or the BHCA, as a bank holding company and a financial holding company. S&T Bancorp, Inc. has five active direct wholly-owned subsidiaries, S&T Bank, 9th Street Holdings, Inc., STBA Capital Trust I, DNB Capital Trust I and DNB Capital Trust II, and owns a 50 percent interest in Commonwealth Trust Credit Life Insurance Company, or CTCLIC. DNB Capital Trust I and DNB Capital Trust II were acquired with the DNB merger on November 30, 2019. When used in this Report, “S&T”, “we”, “us” or “our” may refer to S&T Bancorp, Inc. individually, S&T Bancorp, Inc. and its consolidated subsidiaries or certain of S&T Bancorp, Inc.’s subsidiaries or affiliates, depending on the context. As of December 31, 2019, we had approximately $8.8 billion in assets, $7.1 billion in loans, $7.0 billion in deposits and $1.2 billion in shareholders’ equity.
On November 30, 2019, pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of June 5, 2019 (the “Merger Agreement”), by and between S&T Bancorp, Inc. (“S&T”) and DNB Financial Corporation (“DNB”), DNB merged with and into S&T (the “Merger”), with S&T continuing as the surviving corporation. At the effective time of the Merger, each share of the common stock of DNB issued and outstanding was converted into the right to receive 1.22 shares of S&T common stock. The transaction was valued at $201.0 million and added total assets of $1.1 billion, including $909.0 million in loans, as well as $967.3 million in deposits.
Immediately following the Merger, DNB First, National Association (“DNB First”), a wholly owned bank subsidiary of DNB, merged with and into S&T Bank, with S&T Bank as the surviving entity. DNB First was a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in the southeastern Pennsylvania market area. DNB First had three wholly-owned operating subsidiaries, Downco, Inc., DN Acquisition Company, Inc., and DNB Financial Services, Inc. Effective November 30, 2019, the DNB First subsidiaries were transferred to S&T Bank with the merger.
S&T Bank is a full-service bank that operates in five markets including Western Pennsylvania, Eastern Pennsylvania, Northeast Ohio, Central Ohio and Upstate New York. S&T Bank deposits are insured by the Federal Deposit Insurance Corporation, or FDIC, to the maximum extent provided by law. S&T Bank has six active wholly-owned operating subsidiaries: S&T Insurance Group, LLC, S&T Bancholdings, Inc., Stewart Capital Advisors, LLC, Downco, Inc., DN Acquisition Company, Inc., and DNB Financial Services, Inc. Effective January 1, 2018, S&T Insurance Group, LLC, sold a majority interest in its previously wholly-owned subsidiary S&T Evergreen Insurance, LLC.
Through S&T Bank and our non-bank subsidiaries, we offer consumer, commercial and small business banking services, which include accepting time and demand deposits and originating commercial and consumer loans, brokerage services and trust services including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits. We also manage private investment accounts for individuals and institutions through our registered investment advisor. Total Wealth Management assets under administration were $2.0 billion at December 31, 2019 of which $0.2 billion were acquired from the DNB merger.
The main office of both S&T Bancorp, Inc. and S&T Bank is located at 800 Philadelphia Street, Indiana, Pennsylvania, and its phone number is (800) 325-2265.
Employees
As of December 31, 2019, we had 1,201 full-time equivalent employees.
Access to United States Securities and Exchange Commission Filings
All of our reports filed electronically with the United States Securities and Exchange Commission, or the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our prior annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our annual proxy statements, as well as any amendments to those reports, are accessible at no cost on our website at www.stbancorp.com under Financial Information, SEC Filings. These filings are also accessible on the SEC’s website at www.sec.gov. The charters of the Audit Committee, the Compensation and Benefits Committee, the Nominating and Corporate Governance Committee, the Executive Committee, the Credit Risk Committee and the Trust and Revenue Oversight Committee, as well as the Complaints Regarding Accounting, Internal Accounting Controls or Auditing Matters Policy, the Code of Conduct for the CEO and CFO, the General Code of Conduct, the Corporate Governance Guidelines and the Shareholder Communications Policy are also available at www.stbancorp.com under Corporate Governance.

Item 1.  BUSINESS -- continued

Supervision and Regulation
General
S&T is extensively regulated under federal and state law. Regulation of bank holding companies and banks is intended primarily for the protection of consumers, depositors, borrowers, the Federal Deposit Insurance Fund, or DIF, and the banking system as a whole, and not for the protection of shareholders or creditors. The following describes certain aspects of that regulation and does not purport to be a complete description of all regulations that affect S&T, or all aspects of any regulation discussed here. To the extent statutory or regulatory provisions are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions.
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

Item 1.  BUSINESS -- continued

We elected to become a financial holding company under the BHCA in 2001 and thereby may engage in a broader range of financial activities than are permissible for traditional bank holding companies. In order to maintain our status as a financial holding company, we must remain “well-capitalized” and “well-managed” and the depository institutions controlled by us must remain “well-capitalized,” “well-managed” (as defined in federal law) and have at least a “satisfactory” Community Reinvestment Act, or CRA, rating. Refer to Note 26 Regulatory Matters to the Consolidated Financial Statements contained in Part II, Item 8 of this Report for information concerning the current capital ratios of S&T and S&T Bank. No prior regulatory approval is required for a financial holding company with total consolidated assets less than $50 billion to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board, unless the total consolidated assets to be acquired exceed $10 billion. The BHCA identifies several activities as “financial in nature” including, among others, securities underwriting; dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and sales agency; investment advisory activities; merchant banking activities and activities that the Federal Reserve Board has determined to be closely related to banking. Banks may also engage in, subject to limitations on investment, activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is “well-capitalized,” “well-managed” and has at least a “satisfactory” CRA rating.
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
We are presently engaged in nonbanking activities through the following eight entities:

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

•
S&T Insurance Group, LLC distributes life insurance and long-term disability income insurance products. During 2001, S&T Insurance Group, LLC and Attorneys Abstract Company, Inc. entered into an agreement to form S&T Settlement Services, LLC, or STSS, with respective ownership interests of 55 percent and 45 percent. STSS is a title insurance agency servicing commercial customers. During 2002, S&T Insurance Group, LLC expanded into the property and casualty insurance business with the acquisition of S&T Evergreen Insurance, LLC. On January 1, 2018, we sold a 70 percent majority interest in the assets of our subsidiary, S&T Evergreen Insurance, LLC. We transferred our remaining 30 percent share of net assets from S&T Evergreen Insurance, LLC to a new entity for a 30 percent partnership interest in a new insurance entity.

•	Stewart Capital Advisors, LLC was formed in August 2005 and is a registered investment advisor that manages private investment accounts for individuals and institutions.

•
DNB Financial Services, Inc. was acquired with the DNB First merger on November 30, 2019. DNB Financial Services, Inc. is a Pennsylvania licensed insurance agency, which, through a third-party marketing agreement with Cetera Investment Services, LLC, sells a variety of insurance and investments products.

•
Downco, Inc and DN Acquisition Company, Inc. were acquired with the DNB First merger on November 30, 2019. Downco, Inc. and DN Acquisition Company, Inc. were formed to acquire and hold Other Real Estate Owned acquired through foreclosure or deed in-lieu-of foreclosure, as well as Bank-occupied real estate.

S&T Bank
As a Pennsylvania-chartered, FDIC-insured non-member commercial bank, S&T Bank is subject to the supervision and regulation of the Pennsylvania Department of Banking and Securities, or PADBS, and the FDIC. We are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be granted and limits on the types of other activities in which S&T Bank may engage and the investments it may make. In addition, pursuant to the federal Bank Merger Act, S&T Bank must obtain the prior approval of the FDIC before it can merge or consolidate with or acquire the assets or assume the deposit liabilities of another bank.

Item 1.  BUSINESS -- continued

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

Item 1.  BUSINESS -- continued

Capital
The Federal Reserve Board and the FDIC have issued substantially similar minimum risk-based and leverage capital rules applicable to banking organizations they supervise. At December 31, 2019, both S&T and S&T Bank met the applicable minimum regulatory capital requirements.
The following table summarizes the leverage and risk-based capital ratios for S&T and S&T Bank:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Leverage Ratio
S&T	$854,146	10.29%	$331,925	4.00%	$414,907	5.00%
S&T Bank	832,113	10.04%	331,355	4.00%	414,194	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	825,146	11.43%	324,745	4.50%	469,077	6.50%
S&T Bank	832,113	11.56%	324,048	4.50%	468,069	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	854,146	11.84%	432,994	6.00%	577,325	8.00%
S&T Bank	832,113	11.56%	432,064	6.00%	576,085	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	954,094	13.22%	577,325	8.00%	721,656	10.00%
S&T Bank	922,310	12.81%	576,085	8.00%	720,106	10.00%
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
In July 2013 the federal banking agencies issued final regulatory capital rules that replaced the then existing general risk-based capital and related rules, broadly revising the basic definitions and elements of regulatory capital and making substantial changes to the risk weightings for banking and trading book assets. The new regulatory capital rules are designed to implement Basel III (which were agreements reached in July 2010 by the international oversight body of the Basel Committee on Banking Supervision to require more and higher-quality capital) as well as the minimum leverage and risk-based capital requirements of the Dodd-Frank Act. These new capital standards apply to all banks, regardless of size, and to all bank holding companies with consolidated assets greater than $500 million and became effective on January 1, 2015. For smaller banking organizations such as S&T and S&T Bank, the rules are subject to a transition period providing for full implementation as of January 1, 2019.
The required regulatory capital minimum ratios under the new capital standards as of December 31, 2019 are as follows:

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

Item 1.  BUSINESS -- continued

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
The new regulatory capital rule also requires a banking organization to maintain a capital conservation buffer composed of common equity Tier 1 capital in an amount greater than 2.50 percent of total risk-weighted assets beginning in 2019. Beginning in 2016, the capital conservation buffer was phased in, beginning at 25 percent, increasing to 50 percent in 2017, 75 percent in 2018 and 100 percent in 2019 and beyond. As a result, starting in 2019, a banking organization must maintain a common equity Tier 1 risk-based capital ratio greater than 7.00 percent, a Tier 1 risk-based capital ratio greater than 8.50 percent and a Total risk-based capital ratio greater than 10.50 percent; otherwise, it will be subject to restrictions on capital distributions and discretionary bonus payments. The new rule was fully phased in during 2019 and the minimum capital requirements plus the capital conservation buffer exceed the regulatory capital ratios required for an insured depository institution to be well-capitalized under prompt corrective action law, described below.
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
Other Safety and Soundness Regulations
There are a number of obligations and restrictions imposed on bank holding companies such as us and our depository institution subsidiary by federal law and regulatory policy. These obligations and restrictions are designed to reduce potential loss exposure to the FDIC’s DIF in the event an insured depository institution becomes in danger of default or is in default. Under current federal law, for example, the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” as defined by the law. As of December 31, 2019, S&T Bank was classified as “well-capitalized.” New definitions of these categories, as set forth in the federal banking agencies’ final rule to implement Basel III and the minimum leverage and risk-based capital requirements of the Dodd-Frank Act, became effective as of January 1, 2015. To be well-capitalized, an insured depository institution must have a common equity Tier 1 risk-based capital ratio of at least 6.50 percent, a Tier 1 risk-based capital ratio of at least 8.00 percent, a total risk-based capital ratio of at least 10.00 percent and a leverage ratio of at least 5.00 percent, and the institution must not be subject to any written agreement, order, capital directive or prompt corrective action directive by its primary federal regulator. To be adequately capitalized, an insured depository institution must have a common equity Tier 1 risk-based capital ratio of at least 4.50 percent, a Tier 1 risk-based capital ratio of at least 6.00 percent, a total risk-based capital ratio of at least 8.00 percent and a leverage ratio of at least 4.00 percent. The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of any financial institution.

Item 1.  BUSINESS -- continued

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
Competition
S&T Bank competes with other local, regional and national financial services providers, such as other financial holding companies, commercial banks, credit unions, finance companies and brokerage and insurance firms, including competitors that provide their products and services online and through mobile devices. Some of our competitors are not subject to the same level of regulation and oversight that is required of banks and bank holding companies and are thus able to operate under lower cost structures. Our wealth management business competes with trust companies, mutual fund companies, investment advisory firms, law firms, brokerage firms and other financial services companies.
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
Our customers are primarily in Pennsylvania and the contiguous states of Ohio, West Virginia, New York, Maryland and Delaware. The majority of our commercial and consumer loans are made to businesses and individuals in these states resulting in a geographic concentration. Our market area has a high density of financial institutions, some of which are significantly larger institutions with greater financial resources than us, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, mortgage banking companies, credit unions, online lenders and other financial service companies. Our most direct competition for deposits has historically come from commercial banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. Because larger competitors have advantages in attracting business from larger corporations, we do not generally attempt to compete for that business. Instead, we concentrate our efforts on attracting the business of individuals, and small and medium-size businesses. We consider our competitive advantages to be customer service and responsiveness to customer needs, the convenience of banking offices and hours, access to electronic banking services and the availability and pricing of our customized banking solutions. We emphasize personalized banking and the advantage of local decision-making in our banking business.
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
We incur credit risk by virtue of making loans and extending loan commitments and letters of credit. Credit risk is one of our most significant risks. Our exposure to credit risk is managed through the use of consistent underwriting standards that emphasize “in-market” lending while avoiding excessive industry and other concentrations. Our credit administration function employs risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. There can be no assurance that such measures will be effective in avoiding undue credit risk. If the models and approaches that we use to select, manage and underwrite our consumer and commercial loan products become less predictive of future charge-offs, due to events adversely affecting our customers, including rapid changes in the economy, we may have higher credit losses.
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

The adoption of ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, referred to as CECL, effective for us on January 1, 2020, will result in a significant change in how we recognize credit losses. If the assumptions or estimates we use in adopting the new standard are incorrect or we need to change our underlying assumptions, there may be a material adverse impact on our results of operations and financial condition.

Effective January 1, 2020, we adopted CECL, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The measurement of expected credit losses is to be based on historical loss experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the incurred loss model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Once adopted, upon origination of a loan, the estimate of expected credit losses, and any subsequent changes to such estimate, will be recorded through provision for loan losses in our consolidated statement of income. The CECL model may create more volatility in the level of our allowance for credit losses, or ACL.
The CECL model permits the use of judgment in determining the approach that is most appropriate for us, based on facts and circumstances. Changes in economic conditions affecting borrowers, new information regarding our loans and other factors, both within and outside of our control, may require an increase in the ACL. We may underestimate our expected losses and fail to maintain an ACL sufficient to account for these losses. We will continue to periodically review and update our CECL methodology, models and the underlying assumptions, estimates and assessments we use to establish our ACL under the CECL standard to reflect our view of current conditions and reasonable and supportable forecasts. We will implement further enhancements or changes to our methodology, models and the underlying assumptions, estimates and assessments, as needed. If the assumptions or estimates we use in adopting the new standard are incorrect or we need to change our underlying assumptions and estimates, there may be a material adverse impact on our results of operations and financial condition.
For additional information on our anticipated adoption of the CECL standard, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
Our operational and security systems, infrastructure, including our computer systems, data management and internal processes, as well as those of third parties, are integral to our business. We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct or malfeasance, or failure or breach of third- party systems or infrastructure, expose us to risk. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with our own systems.
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
Our failure to find suitable acquisition candidates, or successfully bid against other competitors for acquisitions, could adversely affect our ability to fully implement our business strategy. If we are successful in acquiring other entities, the process of integrating such entities, including DNB, will divert significant management time and resources. We may not be able to integrate efficiently or operate profitably DNB or any entity we may acquire, including DNB. We may experience disruption and incur unexpected expenses in integrating acquisitions, including DNB. These failures could adversely impact our future prospects and results of operation.
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
Item 2.  PROPERTIES
S&T Bancorp, Inc. headquarters is located in Indiana, Pennsylvania.  We operate in five markets including Western Pennsylvania, Eastern Pennsylvania, Northeast Ohio, Central Ohio and Upstate New York. At December 31, 2019, we operate 76 banking branches and 5 loan production offices, of which 45 are leased facilities.
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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Prices and Dividend Information
Our common stock is listed on the NASDAQ Global Select Market System, or NASDAQ, under the symbol STBA. As of the close of business on January 31, 2020, we had 2,776 shareholders of record.
Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Report.
Purchases of Equity Securities

The following table is a summary of our purchases of common stock during the fourth quarter of 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Approximate dollar value of shares that may yet be purchased under the plan
10/1/2019 - 10/31/2019	—	$—	—	$50,000,000

11/1/2019 - 11/30/2019	—	—	—	50,000,000

12/1/2019 - 12/31/2019	—	—	—	50,000,000
Total	—	$—	—	$50,000,000
(1)On September 16, 2019, our Board of Directors authorized a new $50 million share repurchase plan. This new repurchase authorization, which is effective through March 31, 2021, permits S&T to repurchase from time to time up to $50 million in aggregate value of shares of S&T's common stock through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and S&T's financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds. Since its approval, no common shares have been repurchased under the new share repurchase plan.

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued
Five-Year Cumulative Total Return
The following chart compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the NASDAQ Composite Index(1) and the NASDAQ Bank Index(2) assuming a $100 investment in each on December 31, 2014 and the reinvestment of dividends.

	Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
S&T Bancorp, Inc.	100.00	105.99	138.22	144.05	140.20	153.50
NASDAQ Composite(1)	100.00	107.11	116.72	151.41	147.16	201.22
NASDAQ Bank(2)	100.00	108.84	150.17	158.36	132.75	165.11
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

Item 6.  SELECTED FINANCIAL DATA
The tables below summarize selected consolidated financial data as of the dates or for the periods presented and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and the Financial Statements and Supplementary Data in Part II, Item 8 of this Report. The below tables include the merger with DNB on November 30, 2019, the sale of a majority interest of insurance business on January 1, 2018, the effects of the enactment of the Tax Act in 2017 and the acquisition of Integrity Bancshares, Inc. beginning March 4, 2015.
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Total assets	$8,764,649	$7,252,221	$7,060,255	$6,943,053	$6,318,354
Securities, at fair value	784,283	684,872	698,291	693,487	660,963
Loans held for sale	5,256	2,371	4,485	3,793	35,321
Portfolio loans, net of unearned income	7,137,152	5,946,648	5,761,449	5,611,419	5,027,612
Goodwill	371,621	287,446	291,670	291,670	291,764
Total deposits	7,036,576	5,673,922	5,427,891	5,272,377	4,876,611
Securities sold under repurchase agreements	19,888	18,383	50,161	50,832	62,086
Short-term borrowings	281,319	470,000	540,000	660,000	356,000
Long-term borrowings	50,868	70,314	47,301	14,713	117,043
Junior subordinated debt securities	64,277	45,619	45,619	45,619	45,619
Total shareholders’ equity	1,191,998	935,761	884,031	841,956	792,237
CONSOLIDATED STATEMENTS OF NET INCOME

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Interest income	$320,484	$289,826	$260,642	$227,774	$203,548
Interest expense	73,693	55,388	34,909	24,515	15,997
Provision for loan losses	14,873	14,995	13,883	17,965	10,388
Net Interest Income After Provision for Loan Losses	231,918	219,443	211,850	185,294	177,163
Noninterest income	52,558	49,181	55,462	54,635	51,033
Noninterest expense	167,116	145,445	147,907	143,232	136,717
Net Income Before Taxes	117,360	123,179	119,405	96,697	91,479
Provision for income taxes	19,126	17,845	46,437	25,305	24,398
Net Income	$98,234	$105,334	$72,968	$71,392	$67,081

Item 6.  SELECTED FINANCIAL DATA - continued
SELECTED PER SHARE DATA AND RATIOS
Refer to Explanation of Use of Non-GAAP Financial Measures below for a discussion of common tangible book value, common return on average tangible common equity and the ratio of tangible common equity to tangible assets as non-GAAP financial measures.

	December 31,
	2019	2018	2017	2016	2015
Per Share Data
Earnings per common share—basic	$2.84	$3.03	$2.10	$2.06	$1.98
Earnings per common share—diluted	$2.82	$3.01	$2.09	$2.05	$1.98
Dividends declared per common share	$1.09	$0.99	$0.82	$0.77	$0.73
Dividend payout ratio	38.03%	32.79%	39.15%	37.52%	36.47%
Common book value	$30.13	$26.98	$25.28	$24.12	$22.76
Common tangible book value (non-GAAP)	$20.52	$18.63	$16.87	$15.67	$14.26
Profitability Ratios
Common return on average assets	1.32%	1.50%	1.03%	1.08%	1.13%
Common return on average equity	9.98%	11.60%	8.37%	8.67%	8.94%
Common return on average tangible common equity (non-GAAP)	14.41%	17.14%	12.77%	13.71%	14.39%
Capital Ratios
Common equity/assets	13.60%	12.90%	12.52%	12.13%	12.54%
Tangible common equity/tangible assets (non-GAAP)	9.68%	9.28%	8.72%	8.23%	8.24%
Tier 1 leverage ratio	10.29%	10.05%	9.17%	8.98%	8.96%
Common equity tier 1	11.43%	11.38%	10.71%	10.04%	9.77%
Risk-based capital—tier 1	11.84%	11.72%	11.06%	10.39%	10.15%
Risk-based capital—total	13.22%	13.21%	12.55%	11.86%	11.60%
Asset Quality Ratios
Nonaccrual loans/loans	0.76%	0.77%	0.42%	0.76%	0.70%
Nonperforming assets/loans plus OREO	0.81%	0.83%	0.42%	0.77%	0.71%
Allowance for loan losses/total portfolio loans	0.87%	1.03%	0.98%	0.94%	0.96%
Allowance for loan losses/nonperforming loans	115%	132%	236%	124%	136%
Net loan charge-offs/average loans	0.22%	0.18%	0.18%	0.25%	0.22%
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
RECONCILIATIONS OF GAAP TO NON-GAAP RATIOS

	December 31
(dollars in thousands)	2019	2018	2017	2016	2015
Common tangible book value (non-GAAP)
Total shareholders' equity	$1,191,998	$935,761	$884,031	$841,956	$792,237
Less: goodwill and other intangible assets	(382,540)	(290,047)	(295,347)	(296,580)	(298,289)
Tax effect of other intangible assets	2,293	546	1,287	1,719	2,284
Tangible common equity (non-GAAP)	811,751	646,260	589,971	547,095	496,232
Common shares outstanding	39,560	34,684	34,972	34,913	34,810
Common tangible book value (non-GAAP)	$20.52	$18.63	$16.87	$15.67	$14.26
Common return on average tangible common shareholders' equity (non-GAAP)
Net income	$98,234	$105,334	$72,968	$71,392	$67,081
Plus: amortization of intangibles	836	861	1,233	1,615	1,818
Tax effect of amortization of intangibles	(176)	(181)	(432)	(565)	(636)
Net income before amortization of intangibles	98,894	106,014	73,769	72,442	68,263
Total average shareholders’ equity (GAAP Basis)	983,908	908,355	872,130	823,607	750,069
Less: average goodwill and average other intangible assets	(298,228)	(290,380)	(295,937)	(297,377)	(278,130)
Tax effect of other intangible assets	639	614	1,493	1,992	2,283
Tangible average common shareholders' equity (non-GAAP)	$686,319	$618,589	$577,686	$528,222	$474,222
Common return on average tangible common shareholders' equity (non-GAAP)	14.41%	17.14%	12.77%	13.71%	14.39%
Efficiency Ratio (non-GAAP)
Noninterest expense	$167,116	$145,445	$147,907	$143,232	$136,717
Less: merger related expenses	(11,350)	—	—	—	—
Noninterest expense excluding nonrecurring items	155,766	145,445	147,907	143,232	136,717

Net interest income per Consolidated Statements of Net Income	246,791	234,438	225,733	203,259	187,551
Plus: taxable equivalent adjustment	3,757	3,804	7,493	7,043	6,123
Noninterest income	52,558	49,181	55,462	54,635	51,033
Less: securities (gains) losses, net	26	—	(3,000)	—	34
Net interest income (FTE) (non-GAAP) plus noninterest income	$303,132	$287,423	$285,688	$264,938	$244,742
Efficiency ratio (non-GAAP)	51.39%	50.60%	51.77%	54.06%	55.86%
Tangible common equity (non-GAAP)
Total shareholders' equity (GAAP basis)	$1,191,998	$935,761	$884,031	$841,956	$792,237
Less: goodwill and other intangible assets	(382,540)	(290,047)	(295,347)	(296,580)	(298,289)
Tax effect of other intangible assets	2,293	546	1,287	1,719	2,284
Tangible common equity (non-GAAP)	811,751	646,260	589,971	547,095	496,232
Total assets (GAAP basis)	8,764,649	7,252,221	7,060,255	6,943,053	6,318,354
Less: goodwill and other intangible assets	(382,540)	(290,047)	(295,347)	(296,580)	(298,289)
Tax effect of other intangible assets	2,293	546	1,287	1,719	2,284
Tangible assets (non-GAAP)	$8,384,402	$6,962,720	$6,766,195	$6,648,192	$6,022,349
Tangible common shareholders' equity/tangible assets (non-GAAP)	9.68%	9.28%	8.72%	8.23%	8.24%

Item 6.  SELECTED FINANCIAL DATA - continued
The following profitability metrics are adjusted to exclude merger related expenses from the DNB merger for the year ended:

(dollars in thousands)	December 31, 2019
Diluted Earnings Per Share
Net income	$98,234
Adjust for merger related expenses	11,350
Tax effect of merger related expenses	(2,106)
Net income excluding merger related expenses (non-GAAP)	$107,478
Average shares outstanding - diluted	34,723
Diluted adjusted earnings per share (non-GAAP)	$3.09

Common Return on Average Tangible Common Shareholders' Equity (non-GAAP)
Net income	$98,234
Adjust for merger related expenses	11,350
Tax effect of merger related expenses	(2,106)
Net income excluding merger related expenses	107,478
Plus: amortization of intangibles	836
Tax effect of amortization of intangibles	(176)
Adjusted net income	108,138
Total average shareholders’ equity (GAAP Basis)	983,908
Less: average goodwill and average other intangible assets	(298,228)
Tax effect of other intangible assets	639
Tangible average common shareholders' equity (non-GAAP)	$686,319
Common return on average tangible common shareholders' equity (non-GAAP)	15.76%

Return on Average Assets (non-GAAP)
Net income excluding merger related expenses	$107,478
Average total assets	7,435,536
Return on average assets (non-GAAP)	1.45%

Return on Average Shareholders' Equity (non-GAAP)
Net income excluding merger related expenses	$107,478
Average total shareholders' equity	983,908
Return on average shareholders' equity (non-GAAP)	10.92%
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
Important Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting S&T and its future business and operations. Forward looking statements are typically identified by words or phrases such as “will likely result”, “expect”, “anticipate”, “estimate”, “forecast”, “project”, “intend”, “ believe”, “assume”, “strategy”, “trend”, “plan”, “outlook”, “outcome”, “continue”, “remain”, “potential”, “opportunity”, “believe”, “comfortable”, “current”, “position”, “maintain”, “sustain”, “seek”, “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses; cyber-security concerns; rapid technological developments and changes; sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; regulatory supervision and oversight; changes in accounting policies, practices, or guidance, for example, our adoption of CECL; legislation affecting the financial services industry as a whole, and S&T, in particular; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions, including DNB, cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; reliance on significant customer relationships; general economic or business conditions; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses. Many of these factors, as well as other factors, are described elsewhere in this report, including Part I, Item 1A, Risk Factors and any of our subsequent filings with the SEC. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.
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
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. We currently view the determination of the allowance for loan losses, or ALL, goodwill and other intangible assets and accounting for acquisitions to be critical accounting policies. During 2019, we identified accounting for acquisitions as a critical accounting policy due to our merger with DNB. Otherwise, we did not significantly change the manner in which we applied our critical accounting policies or developed related assumptions or estimates. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee.
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
In conjunction with our annual review of the ALL assumptions, we have updated our analysis of LEPs for our Commercial and Consumer loan portfolio segments using our loan charge-off history. Based on our updated analysis, we shortened our LEP over the construction portfolio from 4 years to 3 years and made no other changes. We estimate an LEP of 3 years for CRE, 3 years for construction and 1.25 years for C&I. We estimate an LEP of 2.75 years for Consumer Real Estate and 1.25 years for Other Consumer.
Another key assumption is the look-back period, or LBP, which represents the historical period utilized to calculate loss rates. We used 10.5 years for our LBP for all portfolio segments which encompasses our loss experience during the 2008 - 2010 Financial Crisis and our more recent improved loss experience.
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
We have one reporting unit Community Banking. Existing goodwill relates to value inherent in the Community Banking reporting unit and that value is dependent upon our ability to provide quality, cost-effective services in the face of competition from other market participants. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of our services. As such, goodwill value is supported ultimately by profitability that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could adversely impact our earnings in future periods
The carrying value of goodwill is tested annually for impairment each October 1st or more frequently if it is determined that a triggering event has occurred. We first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Our qualitative assessment considers such factors as macroeconomic conditions, market conditions specifically related to the banking industry, our overall financial performance and various other factors. If we determine that it is more likely than not that the fair value is less than the carrying amount, we proceed to test for impairment. The evaluation for impairment involves comparing the current estimated fair value of the reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed that could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess. We completed the annual goodwill impairment assessment as required in 2019, 2018 and 2017; the results indicated that the fair value exceeded the carrying value.
We determine the amount of identifiable intangible assets based upon independent core deposit and insurance contract valuations at the time of acquisition. Intangible assets with finite useful lives, consisting primarily of core deposit and customer list intangibles, are amortized using straight-line or accelerated methods over their estimated weighted average useful lives, ranging from 10 to 20 years. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No such events or changes in circumstances occurred during the years ended December 31, 2019, 2018 and 2017.
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
Business Combinations
We account for business combinations using the acquisition method of accounting. All identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. We record goodwill for the excess of the purchase price over the fair value of net assets acquired. Results of operations of the acquired entities are included in the consolidated statement of income from the date of acquisition.
Acquired loans are recorded at fair value on the date of acquisition with no carryover of the related ALL. Determining the fair value of acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. In estimating the fair value of our acquired loans, we considered a number of factors including loss rates, internal risk rating, delinquency status, loan type, loan term, prepayment rates, recovery periods and the current interest rate environment. The premium or discount estimated through the loan fair value calculation is recognized into interest income on a level yield basis over the remaining life of the loans. Subsequent to the acquisition date, the method utilized to estimate the required ALL for these loans is similar to the method used for originated loans; however, we record a provision for credit losses only when the required allowance exceeds the remaining fair value adjustment.
Acquired loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable at time of acquisition that all contractually required payments will not be collected. Loans acquired with evidence of credit deterioration were evaluated and not considered to be significant.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Recent Accounting Pronouncements and Developments
Note 1 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, which is included in Part II, Item 8 of this Report, discusses new accounting pronouncements that we have adopted during 2019.
Recently Issued Accounting Standards Updates
Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU apply to an entity that is a customer in a hosting arrangement that is a service contract. These amendments relate to accounting for implementation costs (e.g., implementation, setup and other upfront costs). These amendments require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which costs to capitalize and which costs to expense. These amendments require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This ASU is effective for annual and interim periods beginning after December 15, 2019. Early adoption of the amendments is permitted, including adoption in any interim period. We adopted this ASU on January 1, 2020. The amendments in this ASU did not materially impact our Consolidated Balance Sheets or Consolidated Statements of Net Income.
Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this ASU apply to all employers that sponsor defined benefit pension or other postretirement plans. These amendments remove certain disclosures from Topic 715-20 and require additional disclosures. The amendments in this ASU will require S&T to update our employee benefits disclosures beginning with our Form 10-Q for the period ended March 31, 2021. The amendments in this ASU will have no impact on our Consolidated Balance Sheets or Consolidated Statements of Net Income.
Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove certain disclosures from Topic 820, modify disclosures and/or require additional disclosures. The amendments in this Update will require us to change our Fair Value disclosures beginning with our Form 10-Q for the period ended March 31, 2020. The amendments in this ASU will have no impact on our Consolidated Balance Sheets or Consolidated Statements of Net Income.
Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment (Topic 350). The main objective of this ASU is to simplify the current requirements for testing goodwill for impairment by eliminating step two from the goodwill impairment test. The amendments are expected to reduce the complexity and costs associated with performing the goodwill impairment test, which could result in recording impairment charges sooner than under the current guidance. This Update is effective for any interim and annual impairment tests in reporting periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted the amendments of this ASU on January 1, 2020. The amendments in this ASU did not have any impact on our Consolidated Balance Sheets or Consolidated Statements of Net Income.
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments of this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The collective changes to the recognition and measurement accounting standards for financial instruments

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

and their anticipated impact on the allowance for credit losses modeling have been universally referred to as CECL, or current expected credit loss model. Credit losses related to available-for-sale debt securities (regardless of whether the impairment is considered to be other-than-temporary) will be measured in a manner similar to the present, except that such losses will be recorded as allowances rather than as reductions in the amortized cost of the related securities. This Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted this standard on January 1, 2020.
The adoption of this standard resulted in an immaterial allowance for credit losses, or ACL, related to our available-for-sale debt securities portfolio due to the credit quality of this portfolio.
Our CECL Committee governs the implementation of these amendments and the Committee consists of key stakeholders from Credit Administration, Finance, Accounting, Risk Management and Internal Audit. We engaged a third-party consultant to assist us in developing our CECL methodology. Our CECL model includes portfolio loan segmentation based upon similar risk characteristics and both a quantitative and a qualitative component of the calculation which incorporates a forecasting component of certain economic variables. We ran two parallel credit loss models in the fourth quarter of 2019 which were performed under the operation of our redesigned procedures and internal controls. The CECL model was reviewed and validated by an independent consultant during the fourth quarter of 2019.
Based on our January 1, 2020 CECL model estimate, we believe the adoption of ASU 2016-13 will result in an increase of approximately $7.5 million to $9.0 million, or 12 percent to 14 percent, in our ACL related to the legacy loan portfolio. The impact of the acquired DNB loans will result in an additional reserve of approximately $9.5 million to $11.0 million, or 15 percent to 18 percent. Combined, the increase in the ACL will be approximately $17.0 million to $20.0 million, or 27 percent to 32 percent. The increase in our ACL will be applied using a cumulative-effect adjustment to retained earnings. These estimated ranges may be impacted by the finalization of our purchase accounting for the DNB merger. Further, the ACL in future periods may be impacted by our loan volume, the mix of our loan portfolio, changes in risk ratings of loans, other indicators of credit quality and forecasted macroeconomic variables.
Executive Overview
We are an $8.8 billion bank holding company that is headquartered in Indiana, Pennsylvania and trades on the NASDAQ Global Select Market under the symbol STBA. We provide a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services. Our principal subsidiary, S&T Bank, a full-service financial institution, was established in 1902, and operates in five markets including Western Pennsylvania, Eastern Pennsylvania, Northeast Ohio, Central Ohio and Upstate New York.
We earn revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. We incur expenses for the cost of deposits and other funding sources, provision for loan losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.
Our mission is to become the financial services provider of choice within the markets that we serve which will enable us to continue to be a high performing regional community bank. We strive to do this by delivering exceptional service and value, one customer at a time. Our strategic plan follows a disciplined approach focused on organic growth, which includes both growth within our current footprint and through market expansion. We employ a geographic market-based growth platform in order to drive organic growth. Each of our five markets is led by a Market President who is responsible for developing strategic initiatives specific to each market. We acknowledge that each of our five markets are in different stages of development and that our market based strategy will allow us to customize our approach to each market given its developmental stage and unique characteristics. We also actively evaluate acquisition opportunities that align with our strategic objectives as another source of growth. Our strategic plan includes a collaborative model that combines expertise from all areas of our business and focuses on satisfying each customer’s individual financial objectives. We continuously work to maintain and improve the efficiency of our different lines of business.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Our major accomplishments during 2019 included:

•	Market expansion through a merger and expansion in our existing markets:

◦
We merged with DNB Financial Corporation (DNB) on November 30, 2019. The merger expanded S&T’s footprint in Eastern Pennsylvania gaining a new presence in the counties of Chester, Delaware and Philadelphia. The merger was valued at $201.0 million, or $37.72 per share, and added approximately $899.3 million of portfolio loans and $990.6 million of deposits at December 31, 2019.

◦	We expanded our presence in Ohio with the opening of new branches in Central Ohio (Hillard) and Northeast Ohio (Cuyahoga Falls).

◦	We opened two loan production offices in Upstate New York (Buffalo) and Eastern Pennsylvania (Greater Berks).

•	We had portfolio loan growth of $291.2 million, or 4.9 percent, and deposit growth of $372.1 million, or 6.6 percent, excluding the DNB merger with growth in all five of our markets.

•
Net income was $98.2 million, or $2.82 per diluted share, for the year ended December 31, 2019 compared to net income of $105.3 million, or $3.01 per diluted share, for 2018. On a non-GAAP basis, excluding $11.4 million of merger related expenses, or $0.27 per diluted share, our full year 2019 net income increased 2.1 percent to $107.5 million, or $3.09 per diluted share.

•
Return on average assets, or ROA, was 1.32 percent, return on average equity, or ROE, was 9.98 percent and return on average tangible equity, or ROTE (non-GAAP), was 14.41 percent. Excluding $11.4 million of merger related expenses ROA (non-GAAP) was 1.45 percent, ROE (non-GAAP) was 10.92 percent and ROTE (non-GAAP) was 15.76 percent.

Refer to Explanation of Use of Non-GAAP Financial Measures in Part II, Item 6 Selected Financial Data of this Report for a reconciliation to the most directly comparable GAAP measures.
Results of Operations
Year Ended December 31, 2019
Earnings Summary
Net income decreased $7.1 million, or 6.7 percent, to $98.2 million, or $2.82 per diluted share, in 2019 compared to $105.3 million, or $3.01 per diluted share, in 2018. The 2019 results included $11.4 million, or $0.27 per diluted share, of merger related expenses. The DNB merger results have been included in our financial statements since the consummation of the merger on November 30, 2019.
The decrease in net income was primarily due to an increase in noninterest expense of $21.7 million, that included $11.4 million of merger related expenses. This decrease was partially offset by increases in net interest income of $12.4 million and noninterest income of $3.4 million compared to 2018.
Net interest income increased $12.4 million, or 5.3 percent, to $246.8 million compared to $234.4 million in 2018. Average interest-earning assets increased $335.7 million compared to 2018 to $6.9 billion. Average interest-bearing liabilities increased $182.5 million with increases in average interest-bearing deposits of $460.8 million offset by decreases in borrowings of $278.3 million. Net interest margin, on a fully taxable-equivalent, or FTE, basis (non-GAAP), remained unchanged at 3.64 percent. Net interest margin is reconciled to net interest income adjusted to a FTE basis below in the "Net Interest Income" section of this MD&A.
The provision for loan losses was $14.9 million for 2019 compared to $15.0 million in 2018. Net loan charge-offs increased $3.2 million to $13.6 million, or 0.22 percent of average loans, for 2019 compared to $10.4 million, or 0.18 percent of average loans, in 2018. Nonperforming loans increased $8.0 million and impaired loans increased $25.8 million with an increase in specific reserves of $0.4 million to $2.2 million compared to 2018.
Total noninterest income increased $3.4 million to $52.6 million compared to $49.2 million in 2018. The increase in noninterest income primarily related to higher commercial loan swap income of $4.3 million compared to 2018 as we continue to see a high demand for this product in the current rate environment. Offsetting this increase was a $1.9 million gain on the sale of a majority interest in S&T Evergreen Insurance, LLC in 2018. Wealth management fees decreased $1.5 million compared to the prior year due to a decline in financial service revenue.
Noninterest expense increased $21.7 million in part due to merger related expenses of $11.4 million in 2019, an increase of $7.9 million in salaries and employee benefits and an increase of $3.8 million in data processing and information technology. These expense increases were partially offset by a $2.8 million decrease in other taxes mainly due to a one-time adjustment related to a state sales tax assessment and a decrease of $2.5 million in FDIC insurance primarily due to Small Bank Assessment Credits that were received during 2019.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The federal income tax provision increased $1.3 million to $19.1 million in 2019 compared to $17.8 million in 2018. The increase in our 2019 income tax provision was mainly due to non-recurring items related to the tax benefit from the pension contribution in 2018 offset by the sale of a majority interest of our insurance business in 2018.
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
The interest income on interest-earning assets and the net interest margin are presented on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and securities and the dividend-received deduction for equity securities using the federal statutory tax rate of 21 percent for 2019 and 2018 and 35 percent for 2017. We believe this to be the preferred industry measurement of net interest income that provides a relevant comparison between taxable and non-taxable sources of interest income.
The following table reconciles interest income per the Consolidated Statements of Net Income to net interest income and rates on a FTE basis for the periods presented:

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Total interest income	$320,484	$289,826	$260,642
Total interest expense	73,693	55,388	34,909
Net interest income per Consolidated Statements of Net Income	246,791	234,438	225,733
Adjustment to FTE basis	3,757	3,803	7,493
Net Interest Income (FTE) (non-GAAP)	$250,548	$238,241	$233,226
Net interest margin	3.58%	3.58%	3.45%
Adjustment to FTE basis	0.06	0.06	0.11
Net Interest Margin (FTE) (non-GAAP)	3.64%	3.64%	3.56%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the years ended December 31:

	2019			2018			2017
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$59,941	$1,233	2.06%	$56,210	$1,042	1.85%	$56,344	$578	1.03%
Securities at fair value(2)(3)	678,069	17,876	2.64%	682,806	17,860	2.62%	698,460	17,320	2.48%
Loans held for sale	2,169	84	3.88%	1,515	85	5.60%	14,607	581	3.98%
Commercial real estate	2,945,278	144,877	4.92%	2,779,096	132,139	4.75%	2,638,766	114,484	4.34%
Commercial and industrial	1,575,485	79,429	5.04%	1,441,560	67,770	4.70%	1,425,421	61,976	4.35%
Commercial construction	278,665	14,237	5.11%	314,265	15,067	4.79%	426,574	17,384	4.08%
Total commercial loans	4,799,428	238,543	4.97%	4,534,921	214,976	4.74%	4,490,761	193,844	4.32%
Residential mortgage	765,604	33,889	4.43%	696,849	29,772	4.27%	699,843	28,741	4.11%
Home equity	475,149	25,208	5.31%	474,538	22,981	4.84%	484,023	20,866	4.31%
Installment and other consumer	72,283	5,173	7.16%	67,047	4,594	6.85%	69,163	4,521	6.54%
Consumer construction	10,896	593	5.44%	5,336	267	5.00%	4,631	201	4.35%
Total consumer loans	1,323,932	64,863	4.90%	1,243,770	57,614	4.63%	1,257,660	54,329	4.32%
Total portfolio loans	6,123,360	303,406	4.95%	5,778,691	272,590	4.72%	5,748,421	248,173	4.32%
Total Loans(1)(2)	6,125,529	303,490	4.95%	5,780,206	272,675	4.72%	5,763,028	248,754	4.32%
Federal Home Loan Bank and other restricted stock	21,833	1,642	7.52%	30,457	2,052	6.74%	31,989	1,483	4.64%
Total Interest-earning Assets	6,885,372	324,241	4.71%	6,549,679	293,629	4.48%	6,549,821	268,135	4.09%
Noninterest-earning assets	550,164			494,149			510,411
Total Assets	$7,435,536			$7,043,828			$7,060,232
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$641,403	$3,915	0.61%	$570,459	$1,883	0.33%	$637,526	$1,418	0.22%
Money market	1,691,910	30,236	1.79%	1,299,185	18,228	1.40%	994,783	7,853	0.79%
Savings	766,142	1,928	0.25%	836,747	1,773	0.21%	988,504	2,081	0.21%
Certificates of deposit	1,396,706	26,947	1.93%	1,328,985	18,972	1.43%	1,439,711	13,978	0.97%
Total Interest-bearing deposits	4,496,161	63,026	1.40%	4,035,376	40,856	1.01%	4,060,524	25,330	0.62%
Securities sold under repurchase agreements	16,863	110	0.65%	45,992	221	0.48%	46,662	54	0.12%
Short-term borrowings	255,264	6,416	2.51%	525,172	11,082	2.11%	644,864	7,399	1.15%
Long-term borrowings	66,392	1,831	2.76%	47,986	1,129	2.35%	18,057	463	2.57%
Junior subordinated debt securities	47,934	2,310	4.82%	45,619	2,100	4.60%	45,619	1,663	3.65%
Total borrowings	386,453	10,667	2.76%	664,769	14,532	2.19%	755,202	9,579	1.27%
Total Interest-bearing Liabilities	4,882,614	73,693	1.51%	4,700,145	55,388	1.18%	4,815,726	34,909	0.72%
Noninterest-bearing liabilities	1,569,014			1,435,328			1,372,376
Shareholders’ equity	983,908			908,355			872,130
Total Liabilities and Shareholders’ Equity	$7,435,536			$7,043,828			$7,060,232
Net Interest Income (2)(3)		$250,548			$238,241			$233,226
Net Interest Margin (2)(3)			3.64%			3.64%			3.56%
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 21 percent for 2019 and 2018 and 35 percent for 2017.
(3)Taxable investment income is adjusted for the dividend-received deduction for equity securities.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	2019 Compared to 2018 Increase (Decrease) Due to			2018 Compared to 2017 Increase (Decrease) Due to
(dollars in thousands)	Volume(4)	Rate(4)	Net	Volume(4)	Rate(4)	Net
Interest earned on:
Interest-bearing deposits with banks	$69	$122	$191	$(1)	$465	$464
Securities at fair value(2)(3)	(124)	140	16	(388)	928	540
Loans held for sale	37	(38)	(1)	(521)	25	(496)
Commercial real estate	7,902	4,836	12,738	6,088	11,567	17,655
Commercial and industrial	6,296	5,363	11,659	702	5,092	5,794
Commercial construction	(1,707)	877	(830)	(4,577)	2,260	(2,317)
Total commercial loans	12,491	11,076	23,567	2,213	18,919	21,132
Residential mortgage	2,937	1,180	4,117	(123)	1,154	1,031
Home equity	30	2,197	2,227	(409)	2,524	2,115
Installment and other consumer	359	220	579	(138)	211	73
Consumer construction	278	48	326	31	35	66
Total consumer loans	3,604	3,645	7,249	(639)	3,924	3,285
Total portfolio loans	16,095	14,721	30,816	1,574	22,843	24,417
Total loans (1)(2)	16,132	14,683	30,815	1,053	22,868	23,921
Federal Home Loan Bank and other restricted stock	(581)	171	(410)	(71)	640	569
Change in Interest Earned on Interest-earning Assets	$15,496	$15,116	$30,612	$593	$24,901	$25,494
Interest paid on:
Interest-bearing demand	$234	$1,798	$2,032	$(149)	$614	$465
Money market	5,510	6,498	12,008	2,403	7,972	10,375
Savings	(150)	305	155	(319)	11	(308)
Certificates of deposit	967	7,008	7,975	(1,075)	6,069	4,994
Total interest-bearing deposits	6,561	15,609	22,170	860	14,666	15,526
Securities sold under repurchase agreements	(140)	29	(111)	(1)	168	167
Short-term borrowings	(5,696)	1,030	(4,666)	(1,373)	5,056	3,683
Long-term borrowings	433	269	702	767	(101)	666
Junior subordinated debt securities	107	103	210	—	437	437
Total borrowings	(5,296)	1,431	(3,865)	(607)	5,560	4,953
Change in Interest Paid on Interest-bearing Liabilities	$1,265	$17,040	$18,305	$253	$20,226	$20,479
Change in Net Interest Income	$14,231	$(1,924)	$12,307	$340	$4,675	$5,015
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 21 percent for 2019 and 2018 and 35 percent for 2017.
(3)Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(4)Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Net interest income on a FTE basis (non-GAAP) increased $12.3 million, or 5.2 percent, compared to 2018. The net interest margin on a FTE basis (non-GAAP) remained unchanged at 3.64 percent.
Interest income on a FTE basis (non-GAAP) increased $30.6 million, or 10.4 percent, compared to 2018. The increase was primarily due to an increase in average interest-earning assets of $335.7 million and higher short-term interest rates compared to 2018. Average loan balances increased $345.3 million and the average rate earned on loans increased 23 basis points primarily due to higher average short-term interest rates. Average investment securities decreased $4.7 million and the average rate earned increased two basis points. Overall, the FTE rate on interest-earning assets (non-GAAP) increased 23 basis points compared to 2018.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest expense increased $18.3 million compared to 2018. The increase was primarily due to an increase in costing liabilities of $182.5 million and higher average short-term interest rates. Average interest-bearing deposits increased $460.8 million. Average money market balances increased $392.7 million and the average rate paid increased 39 basis points due to higher average short-term interest rates and promotional pricing. Average non-interest bearing deposits also increased $99.6 million. Average borrowings decreased $278.3 million due to increased deposits and the average rate paid increased 57 basis points due to higher average short-term interest rates. Overall, the cost of interest-bearing liabilities increased 33 basis points compared to 2018.
Provision for Loan Losses
The provision for loan losses is the adjustment to the ALL after net loan charge-offs have been deducted to bring the ALL to a level determined to be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses was$14.9 million for 2019 compared to $15.0 million for 2018.
Commercial special mention, substandard and doubtful loans decreased $11.6 million to $258.7 million compared to $270.3 million at December 31, 2018, with a decrease of $28.5 million in substandard loans offset by increases of $16.5 million in special mention loans and $0.4 million in doubtful loans. The decrease in substandard loans was mainly due to loan pay-offs and upgrades of risk ratings. Special mention loans increased due to upgrades from substandard and other downgrades as a result of updated financial information.
Impaired loans increased $25.8 million to $75.3 million at December 31, 2019 compared to $49.5 million at December 31, 2018 with an increase in specific reserves of $0.4 million compared to December 31, 2018. The increase in specific reserves related to a new $5.4 million CRE impaired loan in the third quarter of 2019 that required a $0.8 million specific reserve at December 31, 2019. Other new significant impaired loans during 2019 did not require a specific reserve.
Net charge-offs increased $3.2 million to $13.6 million, or 0.22 percent of average loans in 2019, compared to $10.4 million, or 0.18 percent of average loans in 2018.
Total nonperforming loans increased $8.0 million to $54.1 million, or 0.76 percent of total loans at December 31, 2019, compared to $46.1 million, or 0.77 percent of total loans at December 31, 2018. The increase in nonperforming loans is primarily related to a $10.0 million C&I loan that moved to nonperforming, impaired during the fourth quarter of 2019.
The ALL at December 31, 2019, was $62.2 million, or 0.87 percent of total portfolio loans, compared to $61.0 million, or 1.03 percent of total portfolio loans at December 31, 2018. The decrease in the level of ALL as a percent of total portfolio loans is due to the DNB merger which added $899.3 million of loans with no carry-over of ALL. Acquired loans are recorded at fair value at the time of merger. Refer to the Allowance for Loan Losses section of this MD&A for further details.
Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Securities gains, net	$(26)	$—	$(26)	NM
Debit and credit card	13,405	12,679	726	5.7%
Service charges on deposit accounts	13,316	13,096	220	1.7%
Wealth management	8,623	10,084	(1,461)	(14.5)%
Commercial loan swap income	5,503	1,225	4,278	349.2%
Mortgage banking	2,491	2,762	(271)	(9.8)%
Insurance	355	505	(150)	(29.7)%
Gain on sale of a majority interest of insurance business	—	1,873	(1,873)	NM
Other Income:
Bank owned life insurance	1,971	2,041	(70)	(3.4)%
Letter of credit origination	1,058	1,064	(6)	(0.6)%
Other	5,862	3,852	2,010	52.2%
Total Other Noninterest Income	8,891	6,957	1,934	27.8%
Total Noninterest Income	$52,558	$49,181	$3,377	6.9%
NM- percentage change not meaningful
Noninterest income increased $3.4 million, or 6.9 percent, in 2019 compared to 2018. The increase in noninterest income primarily related to higher commercial loan swap income of $4.3 million compared to 2018 as we continue to see a high demand for this product in the current rate environment. The $1.9 million increase in other noninterest income was primarily attributable to a change in the valuation of our rabbi trust related to a deferred compensation plan, which has a corresponding

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

offset in salaries and benefit expense resulting in no impact to net income. Offsetting these increases was a $1.9 million gain on the sale of a majority interest in S&T Evergreen Insurance, LLC in 2018. Wealth management fees decreased $1.5 million due to a decline in financial service revenue. Debit and credit card fees increased $0.7 million compared to the prior year due to increased debit and credit card usage. Service charges on deposit accounts also increased $0.2 million due to increases in fees.

Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Salaries and employee benefits	$83,986	$76,108	$7,878	10.4%
Data processing and information technology	14,468	10,633	3,835	36.1%
Net occupancy	12,103	11,097	1,006	9.1%
Merger-related expenses	11,350	—	11,350	NM
Furniture, equipment and software	8,958	8,083	875	10.8%
Marketing	4,631	4,192	439	10.5%
Professional services and legal	4,244	4,132	112	2.7%
Other taxes	3,364	6,183	(2,819)	(45.6)%
FDIC insurance	758	3,238	(2,480)	(76.6)%
Other expenses:
Loan related expenses	3,250	2,268	982	43.3%
Joint venture amortization	2,648	2,701	(53)	(2.0)%
Supplies	1,159	1,080	79	7.3%
Postage	1,082	1,077	5	0.5%
Amortization of intangibles	836	846	(10)	(1.2)%
Other	14,279	13,807	472	3.4%
Total Other Noninterest Expense	23,254	21,779	1,475	6.8%
Total Noninterest Expense	$167,116	$145,445	$21,671	14.9%
NM - percentage not meaningful

Noninterest expense increased $21.7 million, or 14.9 percent, to $167.1 million in 2019 compared to 2018. Total merger related expenses of $11.4 million were comprised of $4.7 million for data processing, $3.4 million of salaries and employee benefits, mainly related to severance payments, $2.8 million for professional services and $0.5 million in various other expenses. Salaries and employee benefits increased $7.9 million during 2019 primarily due to additional employees, annual merit increases, and higher pension and incentive expense. Data processing and information technology increased $3.8 million compared to 2018 due to the outsourcing agreement for certain components of our information technology function and the annual increase with our third-party data processor. These increases were partially offset by a $2.8 million decrease in other taxes due to a one-time adjustment related to a state sales tax assessment. FDIC insurance decreased $2.5 million related to Small Bank Assessment Credits that were received by all banking institutions with assets of less than $10 billion and improvements in our financial ratios which are used to determine the assessment.
Our efficiency ratio (non-GAAP), which measures noninterest expense as a percent of noninterest income plus net interest income, on a FTE basis, excluding security gains/losses and $11.4 million of merger related expenses, was 51.39 percent for 2019 and 50.60 percent for 2018. Refer to Explanation of Use of Non-GAAP Financial Measures in Part II, Item 6 Selected Financial Data in this Report for a discussion of this non-GAAP financial measure.
Federal Income Taxes
The federal income tax provision increased $1.3 million to $19.1 million in 2019 compared to $17.8 million in 2018. The increase in our 2019 income tax provision was mainly due to non-recurring items related to the tax benefit from the pension contribution in 2018 offset by the sale of a majority interest of our insurance business in 2018.
The effective tax rate, which is total tax expense as a percentage of pretax income, increased to 16.3 percent in 2019 compared to 14.5 percent in 2018. The increase in the effective tax rate was primarily due to lower pretax income in 2019 compared to 2018. Historically, we have generated an annual effective tax rate that is less than the statutory rates of 21 percent due to benefits resulting from tax-exempt interest, excludable dividend income, tax-exempt income on BOLI and tax benefits associated with Low Income Housing Tax Credits, or LIHTC.

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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the years ended December 31:

	2018			2017			2016
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$56,210	$1,042	1.85%	$56,344	$578	1.03%	$41,810	$207	0.50%
Securities, at fair value(1)(2)	682,806	17,860	2.62%	698,460	17,320	2.48%	676,696	16,306	2.41%
Loans held for sale	1,515	85	5.60%	14,607	581	3.98%	14,255	814	5.71%
Commercial real estate	2,779,096	132,139	4.75%	2,638,766	114,484	4.34%	2,344,050	96,814	4.13%
Commercial and industrial	1,441,560	67,770	4.70%	1,425,421	61,976	4.35%	1,348,287	53,629	3.98%
Commercial construction	314,265	15,067	4.79%	426,574	17,384	4.08%	400,997	14,788	3.69%
Total commercial loans	4,534,921	214,976	4.74%	4,490,761	193,844	4.32%	4,093,334	165,231	4.04%
Residential mortgage	696,849	29,772	4.27%	699,843	28,741	4.11%	668,236	27,544	4.12%
Home equity	474,538	22,981	4.84%	484,023	20,866	4.31%	477,011	19,213	4.03%
Installment and other consumer	67,047	4,594	6.85%	69,163	4,521	6.54%	64,960	4,136	6.37%
Consumer construction	5,336	267	5.00%	4,631	201	4.35%	7,038	287	4.08%
Total consumer loans	1,243,770	57,614	4.63%	1,257,660	54,329	4.32%	1,217,245	51,180	4.20%
Total portfolio loans	5,778,691	272,590	4.72%	5,748,421	248,173	4.32%	5,310,579	216,411	4.08%
Total Loans(1)(2)	5,780,206	272,675	4.72%	5,763,028	248,754	4.32%	5,324,834	217,225	4.08%
Federal Home Loan Bank and other restricted stock	30,457	2,052	6.74%	31,989	1,483	4.64%	23,811	1,079	4.53%
Total Interest-earning Assets	6,549,679	293,629	4.48%	6,549,821	268,135	4.09%	6,067,151	234,817	3.87%
Noninterest-earning assets	494,149			510,411			521,104
Total Assets	$7,043,828			$7,060,232			$6,588,255
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$570,459	$1,883	0.33%	$637,526	$1,418	0.22%	$651,118	$1,088	0.17%
Money market	1,299,185	18,228	1.40%	994,783	7,853	0.79%	735,159	3,222	0.44%
Savings	836,747	1,773	0.21%	988,504	2,081	0.21%	1,039,664	2,002	0.19%
Certificates of deposit	1,328,985	18,972	1.43%	1,439,711	13,978	0.97%	1,472,613	13,380	0.91%
Total Interest-bearing deposits	4,035,376	40,856	1.01%	4,060,524	25,330	0.62%	3,898,554	19,692	0.51%
Securities sold under repurchase agreements	45,992	221	0.48%	46,662	54	0.12%	51,021	5	0.01%
Short-term borrowings	525,172	11,082	2.11%	644,864	7,399	1.15%	414,426	2,713	0.65%
Long-term borrowings	47,986	1,129	2.35%	18,057	463	2.57%	50,257	670	1.33%
Junior subordinated debt securities	45,619	2,100	4.60%	45,619	1,663	3.65%	45,619	1,435	3.14%
Total borrowings	664,769	14,532	2.19%	755,202	9,579	1.27%	561,323	4,823	0.86%
Total Interest-bearing Liabilities	4,700,145	55,388	1.18%	4,815,726	34,909	0.72%	4,459,877	24,515	0.55%
Noninterest-bearing liabilities	1,435,328			1,372,376			1,304,771
Shareholders’ equity	908,355			872,130			823,607
Total Liabilities and Shareholders’ Equity	$7,043,828			$7,060,232			$6,588,255
Net Interest Income (2)(3)		$238,241			$233,226			$210,302
Net Interest Margin (2)(3)			3.64%			3.56%			3.47%
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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	2018 Compared to 2017 Increase (Decrease) Due to			2017 Compared to 2016 Increase (Decrease) Due to
(dollars in thousands)	Volume(4)	Rate(4)	Net	Volume(4)	Rate(4)	Net
Interest earned on:
Interest-bearing deposits with banks	$(1)	$465	$464	$72	$299	$371
Securities, at fair value(2)(3)	(388)	928	540	524	490	1,014
Loans held for sale	(521)	25	(496)	20	(253)	(233)
Commercial real estate	6,088	11,567	17,655	12,172	5,498	17,670
Commercial and industrial	702	5,092	5,794	3,068	5,279	8,347
Commercial construction	(4,577)	2,260	(2,317)	943	1,653	2,596
Total commercial loans	2,213	18,919	21,132	16,183	12,430	28,613
Residential mortgage	(123)	1,154	1,031	1,303	(106)	1,197
Home equity	(409)	2,524	2,115	282	1,371	1,653
Installment and other consumer	(138)	211	73	268	117	385
Consumer construction	31	35	66	(98)	12	(86)
Total consumer loans	(639)	3,924	3,285	1,755	1,394	3,149
Total portfolio loans	1,574	22,843	24,417	17,938	13,824	31,762
Total loans (1)(2)	1,053	22,868	23,921	17,958	13,571	31,529
Federal Home Loan Bank and other restricted stock	(71)	640	569	371	33	404
Change in Interest Earned on Interest-earning Assets	$593	$24,901	$25,494	$18,925	$14,393	$33,318
Interest paid on:
Interest-bearing demand	$(149)	$614	$465	$(23)	$353	$330
Money market	2,403	7,972	10,375	1,138	3,493	4,631
Savings	(319)	11	(308)	(99)	178	79
Certificates of deposit	(1,075)	6,069	4,994	(299)	897	598
Total interest-bearing deposits	860	14,666	15,526	717	4,921	5,638
Securities sold under repurchase agreements	(1)	168	167	—	49	49
Short-term borrowings	(1,373)	5,056	3,683	1,509	3,177	4,686
Long-term borrowings	767	(101)	666	(429)	222	(207)
Junior subordinated debt securities	—	437	437	—	228	228
Total borrowings	(607)	5,560	4,953	1,080	3,676	4,756
Change in Interest Paid on Interest-bearing Liabilities	$253	$20,226	$20,479	$1,797	$8,597	$10,394
Change in Net Interest Income	$340	$4,675	$5,015	$17,128	$5,796	$22,924
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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Securities gains, net	$—	$3,000	$(3,000)	NM
Service charges on deposit accounts	13,096	12,458	638	5.1%
Debit and credit card	12,679	12,029	650	5.4%
Wealth management	10,084	9,758	326	3.3%
Insurance	505	5,371	(4,866)	(90.6)%
Mortgage banking	2,762	2,915	(153)	(5.2)%
Gain on sale of credit card portfolio	1,873	—	1,873	NM
Other Income:
Bank owned life insurance	2,041	2,755	(714)	(25.9)%
Letter of credit origination	1,064	1,018	46	4.5%
Interest rate swap	1,225	503	722	143.5%
Other	3,852	5,655	(1,803)	(31.9)%
Total Other Noninterest Income	8,182	9,931	(1,749)	(17.6)%
Total Noninterest Income	$49,181	$55,462	$(6,281)	(11.3)%
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
Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Salaries and employee benefits	$76,108	$80,776	$(4,668)	(5.8)%
Net occupancy	11,097	10,994	103	0.9%
Data processing	10,633	8,801	1,832	20.8%
Furniture, equipment and software	8,083	7,946	137	1.7%
FDIC insurance	3,238	4,543	(1,305)	(28.7)%
Other taxes	6,183	4,509	1,674	37.1%
Professional services and legal	4,132	4,096	36	0.9%
Marketing	4,192	3,659	533	14.6%
Other expenses:
Joint venture amortization	2,701	3,048	(347)	(11.4)%
Telecommunications	2,500	2,572	(72)	(2.8)%
Loan related expenses	2,268	2,547	(279)	(11.0)%
Amortization of intangibles	846	1,247	(401)	(32.2)%
Supplies	1,080	1,233	(153)	(12.4)%
Postage	1,077	1,128	(51)	(4.5)%
Other	11,307	10,808	499	4.6%
Total Other Noninterest Expense	21,779	22,583	(804)	(3.6)%
Total Noninterest Expense	$145,445	$147,907	$(2,462)	(1.7)%

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
Financial Condition
December 31, 2019
Total assets increased $1.5 billion, or 20.9 percent, to $8.8 billion at December 31, 2019 compared to $7.3 billion at December 31, 2018. The DNB merger added $1.1 billion of assets, $899.3 million of portfolio loans and $990.6 million of deposits at December 31, 2019.
Total portfolio loans increased $1.2 billion to $7.1 billion at December 31, 2019 compared to $5.9 billion at December 31, 2018. The DNB merger added $899.3 million of portfolio loans at December 31, 2019 comprised of $455.6 million of CRE, $85.4 million of C&I, $77.1 million of commercial construction, $219.7 million of residential mortgage, $56.4 million of home equity, $4.1 million of installment and other consumer and $1.0 million of consumer construction. We had organic loan growth of $291.2 million, or 4.9 percent, across all five of our markets during 2019. Securities increased $99.4 million to $784.3 million at December 31, 2019 from $684.9 million at December 31, 2018 in part due to the DNB merger.
Our deposits increased $1.3 billion, or 24.0 percent, with total deposits of $7.0 billion at December 31, 2019 compared to $5.7 billion at December 31, 2018. We acquired $990.6 million of deposits from the DNB merger and generated $372.1 million from organic growth. Money market increased $467.7 million with $227.8 million related to the merger, interest-bearing demand increased $388.6 million with $214.8 million related to the merger and noninterest-bearing accounts increased $276.9 million with $180.4 million related to the merger. Although both certificates of deposit and savings accounts increased due to the merger they decreased organically compared to the year ago period.
Total borrowings decreased $188.0 million, or 31.1 percent, compared to 2018 due to successful growth in deposits. Short-term borrowings decreased by $188.7 million, or 40.1 percent, long-term borrowings increased $19.5 million offset by increases of $18.7 million in junior subordinated debt acquired through the DNB merger.
Shareholders’ equity increased $256.2 million, or 27.4 percent, to $1.2 billion at December 31, 2019 compared to $935.8 million at December 31, 2018. The increase in shareholders’ equity is primarily due to $200.6 million of common stock issued in the DNB merger and net income exceeding dividends by $60.9 million offset by share repurchases of $18.2 million for 2019.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Securities Activity
The balances and average rates of our securities portfolio are presented below as of December 31:

	2019		2018		2017
(dollars in thousands)	Balance	Weighted-Average Yield	Balance	Weighted-Average Yield	Balance	Weighted-Average Yield
U.S. Treasury securities	$10,040	1.87%	$9,736	1.87%	$19,789	1.57%
Obligations of U.S. government corporations and agencies	157,697	2.20%	128,261	2.30%	162,193	2.09%
Collateralized mortgage obligations of U.S. government corporations and agencies	189,348	2.68%	148,659	2.71%	108,688	2.25%
Residential mortgage-backed securities of U.S. government corporations and agencies	22,418	2.95%	24,350	3.43%	32,854	3.52%
Commercial mortgage-backed securities of U.S. government corporations and agencies	275,870	2.42%	246,784	2.38%	242,221	2.34%
Corporate securities	7,627	—%	—	—%	—	—%
Obligations of states and political subdivisions (1)	116,133	3.45%	122,266	3.43%	127,402	4.06%
Marketable equity securities	5,150	2.77%	4,816	3.02%	5,144	2.78%
Total Securities	$784,283	2.56%	$684,872	2.65%	$698,291	2.62%
(1) Weighted-average yields are calculated on a taxable-equivalent basis using the federal statutory tax rate of 21 percent for 2019 and 2018 and 35 percent for 2017.
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities increased $99.4 million, or 14.5 percent, to $784.3 million at December 31, 2019 compared to $684.9 million at December 31, 2018. The increase of $99.4 million is due to securities acquired in the DNB merger, normal purchasing activity and an increase in market value compared to December 31, 2018.
At December 31, 2019, our bond portfolio was in a net unrealized gain position of $10.7 million compared to a net unrealized loss position of $5.1 million at December 31, 2018. At December 31, 2019, total gross unrealized gains were $11.7 million offset by total gross unrealized losses of $1.0 million compared to total gross unrealized gains of $3.5 million offset by total gross unrealized losses of $8.6 million at December 31, 2018. The increase in the net unrealized gain position of our securities portfolio was due to a decrease in interest rates during 2019.
Management evaluates the bond portfolio for other than temporary impairment, or OTTI, on a quarterly basis. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security at December 31, 2019. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. We did not record any OTTI in 2019, 2018 or 2017. The performance of the debt securities markets could generate impairments in future periods requiring realized losses to be reported.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the maturities of securities at December 31, 2019 and the weighted average yields of such securities. Taxable-equivalent adjustments for 2019 have been made in calculating yields on obligations of state and political subdivisions.

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		No Fixed Maturity
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
U.S. Treasury securities	$—	—%	$10,040	1.87%	$—	—%	$—	—%	$—	—%
Obligations of U.S. government corporations and agencies	77,221	2.11%	64,574	2.31%	15,903	2.14%	—	—%	—	—%
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—%	—	—%	84,600	2.73%	104,748	2.64%	—	—%
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—%	527	5.11%	7,891	1.53%	13,999	2.91%	—	—%
Commercial mortgage-backed securities of U.S. government corporations and agencies	7,905	2.79%	167,857	2.42%	89,264	2.40%	10,843	—	—	—%
Obligations of states and political subdivisions (1)	22,052	2.56%	25,835	3.80%	52,488	3.34%	15,758	4.03%	—	—%
Corporate Bonds	4,005	2.52%	79	5.57%	3,543	4.45%	—	—%	—	—%
Marketable equity securities	—	—%	—	—%	—	—%	—	—%	4,816	3.02%
Total	$111,183		$268,912		$253,689		$145,348		$4,816
Weighted Average Yield		2.26%		2.51%		2.69%		2.62%		3.02%

(1) Weighted-average yields are calculated on a taxable-equivalent basis using the federal statutory tax rate of 21 percent for 2019.
Lending Activity
The following table summarizes our loan portfolio as of December 31:

	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial
Commercial real estate	$3,416,518	47.87%	$2,921,832	49.13%	$2,685,994	44.62%	$2,498,476	44.53%	$2,166,603	43.09%
Commercial and industrial	1,720,833	24.11%	1,493,416	25.11%	1,433,266	24.88%	1,401,035	24.97%	1,256,830	25.00%
Commercial construction	375,445	5.26%	257,197	4.33%	384,334	6.67%	455,884	8.12%	413,444	8.22%
Total Commercial Loans	5,512,796	77.24%	4,672,445	78.57%	4,503,594	78.17%	4,355,395	77.62%	3,836,877	76.31%
Consumer
Residential mortgage	998,585	13.99%	726,679	12.22%	698,774	12.13%	701,982	12.51%	639,372	12.72%
Home equity	538,348	7.54%	471,562	7.93%	487,326	8.46%	482,284	8.59%	470,845	9.37%
Installment and other consumer	79,033	1.10%	67,546	1.13%	67,204	1.17%	65,852	1.17%	73,939	1.47%
Consumer construction	8,390	0.12%	8,416	0.14%	4,551	0.08%	5,906	0.11%	6,579	0.13%
Total Consumer Loans	1,624,356	22.76%	1,274,203	21.43%	1,257,855	21.83%	1,256,024	22.38%	1,190,735	23.69%
Total Portfolio Loans	$7,137,152	100.00%	$5,946,648	100.00%	$5,761,449	100.00%	$5,611,419	100.00%	$5,027,612	100.00%
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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total portfolio loans increased $1.2 billion, or 20 percent, to $7.1 billion at December 31, 2019 compared to $5.9 billion at December 31, 2018. The DNB merger added $899.3 million of portfolio loans at December 31, 2019 comprised of $455.6 million of CRE, $85.4 million of C&I, $77.1 million of commercial construction, $219.7 million of residential mortgage, $56.4 million of home equity, $4.1 million of installment and other consumer and $1.0 million of consumer construction. We had organic loan growth of $291.2 million, or 4.9 percent, across all five of our markets during 2019.
Commercial loans, including CRE, C&I and Commercial Construction, comprised 77 percent of total portfolio loans at December 31, 2019 and 79 percent at December 31, 2018. Although commercial loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, conservative underwriting standards and continuous portfolio review. The loan-to-value, or LTV, policy guidelines for CRE loans are generally 65-80 percent. At December 31, 2019, variable rate commercial loans represented 73 percent of total commercial loans compared to 74 percent in 2018.
Consumer loans represent 23 percent of our loan portfolio at December 31, 2019 compared to 21 percent at December 31, 2018. Residential mortgage lending continues to be a focus through a centralized mortgage origination department, secondary market activities and the utilization of commission compensated originators. Management believes that continued adherence to our conservative mortgage lending policies for portfolio mortgage loans will be as important in a growing economy as it was during the downturn in recent years. The LTV policy guideline is 80 percent for residential first lien mortgages. Higher LTV loans may be approved with the appropriate private mortgage insurance coverage. We primarily limit our fixed rate portfolio mortgage loans to a maximum term of 20 years for traditional mortgages, 30 year fixed rate construction loans and adjustable rate mortgages with a maximum amortization term of 30 years. We may originate home equity loans with a lien position that is second to unrelated third party lenders, but normally only to the extent that the combined LTV considering both the first and second liens does not exceed 100 percent of the fair value of the property. Combo mortgage loans consisting of a residential first mortgage and a home equity second mortgage are also available.
We originate and sell loans into the secondary market, primarily to Fannie Mae. We sell these loans in order to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing of the loans. During 2019 and 2018, we sold $94.5 million and $79.3 million of 1-4 family mortgages to Fannie Mae. Our servicing portfolio of mortgage loans that we had originated and sold into the secondary market was $509.2 million at December 31, 2019 compared to $473.2 million at December 31, 2018.
We also offer a variety of unsecured and secured consumer loan products. LTV guidelines for direct loans are generally 90-100 percent of invoice for new automobiles and 80-90 percent of National Automobile Dealer Association value for used automobiles.
The following table presents the maturity of consumer and commercial loans outstanding as of December 31, 2019:

	Maturity
(dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Fixed interest rates	$303,228	$706,551	$479,191	$1,488,970
Variable interest rates	1,000,852	1,486,770	1,536,204	4,023,826
Total Commercial Loans	$1,304,080	$2,193,321	$2,015,395	$5,512,796
Fixed interest rates	79,363	228,458	358,807	666,628
Variable interest rates	428,178	122,317	407,233	957,728
Total Consumer Loans	$507,541	$350,775	$766,040	$1,624,356
Total Portfolio Loans	$1,811,621	$2,544,096	$2,781,435	$7,137,152

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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Additional credit risk management practices include periodic review and update of our lending policies and procedures to support sound underwriting practices and portfolio management through portfolio stress testing. We have a portfolio monitoring process in place that includes a review of all commercial loans greater than $1.5 million. Commercial loans less than $1.5 million are monitored through portfolio management software that identifies credit risk indicators. Our Loan Review process serves to independently monitor credit quality and assess the effectiveness of credit risk management practices to provide oversight of all corporate lending activities. The Loan Review function has the primary responsibility for assessing commercial credit administration and credit decision functions of consumer and mortgage underwriting, as well as providing input to the loan risk rating process.
Nonperforming assets, or NPAs, consist of nonaccrual loans, nonaccrual TDRs and OREO. The following represents NPAs as of December 31:

(dollars in thousands)	2019	2018	2017	2016	2015
Nonperforming Loans
Commercial real estate	$22,427	$11,085	$2,501	$15,526	$5,171
Commercial and industrial	13,287	5,763	2,449	3,578	7,709
Commercial construction	737	11,780	1,460	4,497	7,488
Residential mortgage	6,697	3,543	3,580	4,850	4,964
Home equity	1,961	2,719	2,736	2,485	2,379
Installment and other consumer	36	33	62	101	12
Consumer construction	—	—	—	—	—
Total Nonperforming Loans	45,145	34,923	12,788	31,037	27,723
Nonperforming Troubled Debt Restructurings
Commercial real estate	6,713	967	646	3,548	2,180
Commercial and industrial	695	3,197	4,493	1,570	356
Commercial construction	—	2,413	430	1,265	1,869
Residential mortgage	822	3,585	5,068	665	459
Home Equity	678	979	954	523	562
Installment and other consumer	4	9	7	88	10
Total Nonperforming Troubled Debt Restructurings	8,912	11,150	11,598	7,659	5,436
Total Nonperforming Loans	54,057	46,073	24,386	38,696	33,159
OREO	3,525	3,092	469	679	354
Total Nonperforming Assets	$57,582	$49,165	$24,855	$39,375	$33,513
Nonperforming loans as a percent of total loans	0.76%	0.77%	0.42%	0.76%	0.70%
Nonperforming assets as a percent of total loans plus OREO	0.81%	0.83%	0.42%	0.77%	0.71%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. We had $3.8 million of loans 90 days or more past due and still accruing at December 31, 2019 related to the DNB merger and no loans 90 days or more past due and still accruing at December 31, 2018. The DNB merger loans were recorded at fair value at the time of acquisition.
NPAs increased $8.4 million to $57.6 million at December 31, 2019 compared to $49.2 million at December 31, 2018. The increase in nonperforming loans was primarily related to a commercial and industrial, or C&I, nonperforming, impaired loan relationship of $10.0 million that experienced deterioration during the fourth quarter of 2019.
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
TDRs increased $18.0 million to $45.9 million at December 31, 2019 compared to $27.9 million at December 31, 2018. The $45.9 million of TDRs at December 31, 2019 included $37.0 million of TDRS that were performing and $8.9 million that were nonperforming. This is an increase from December 31, 2018 when we had $27.9 million in TDRs, including $16.8 million that were performing and $11.1 million that were nonperforming. The increase is primarily due to new TDRs totaling $32.4 million, which were offset by principal reductions and charge-offs. The significant increase in performing TDRs in 2019 primarily related to a $20.2 million CRE relationship that was modified during the third quarter of 2019. The modification granted a concession to the borrower that reduced their monthly payments resulting in the TDR. The loan remains in performing status based on the strong historical repayment performance of the borrower prior to the restructure as well as recent changes occurring in the business which demonstrate the borrower’s ability to pay under the revised contractual terms. Guarantor support and sufficient collateral value further support the performing status of the loan.
Loan modifications resulting in new TDRs during 2019 included 53 modifications for $32.4 million compared to 46 modifications for $12.7 million of new TDRs in 2018. Included in the 2019 new TDRs were 36 loans totaling $1.1 million related to consumer bankruptcy filings that were not reaffirmed, thus resulting in discharged debt, which compares to 29 loans totaling $1.2 million in 2018.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following represents delinquency as of December 31:

	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
90 days or more:
Commercial real estate	$29,140	0.85%	$12,052	0.41%	$3,468	0.13%	$16,172	0.65%	$8,719	0.40%
Commercial and Industrial	13,982	0.81%	8,960	0.60%	5,646	0.39%	8,071	0.58%	9,279	0.74%
Commercial construction	737	0.20%	14,193	5.52%	3,873	1.01%	4,927	1.08%	8,753	2.12%
Residential mortgage	7,519	0.75%	7,128	0.98%	7,165	1.03%	9,918	1.41%	5,629	0.88%
Home equity	2,639	0.49%	3,698	0.78%	3,715	0.76%	3,439	0.71%	2,902	0.62%
Installment and other consumer	40	0.05%	42	0.06%	71	0.11%	108	0.16%	100	0.14%
Consumer construction	—	—%	—	—%	—	—%	—	—%	—	—%
Total Loans	$54,057	0.76%	$46,073	0.77%	$23,938	0.42%	$42,635	0.74%	$35,382	0.61%
30 to 89 days:
Commercial real estate	$10,311	0.28%	$5,783	0.20%	$1,131	0.04%	$2,791	0.11%	$12,229	0.56%
Commercial and industrial	4,886	0.17%	1,983	0.13%	866	0.06%	1,488	0.11%	2,749	0.22%
Commercial construction	2,119	0.25%	—	—%	2,493	0.65%	547	0.12%	3,607	0.87%
Residential mortgage	3,743	0.20%	2,104	0.29%	4,414	0.63%	2,429	0.35%	2,658	0.42%
Home equity	2,200	0.38%	2,712	0.58%	2,655	0.54%	1,979	0.41%	2,888	0.61%
Installment and other consumer	718	0.54%	223	0.33%	363	0.54%	220	0.33%	352	0.48%
Consumer construction	—	—%	—	—%	—	—%	—	—%	—	—%
Loans held for sale	—	—%	—	—%	—	—%	—	—%	143	—%
Total Loans	$23,977	0.34%	$12,805	0.22%	$11,922	0.21%	$9,454	0.16%	$24,626	0.43%
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
Loans past due 90 days or more increased $8.0 million compared to December 31, 2018 and represented 0.76 percent of total loans at December 31, 2019. The increase in CRE 90 days or more past due of $17.1 million primarily related to a $10.5 million loan that was reclassified out of construction into CRE in 2019 and a new $5.3 million nonperforming loan during 2019. The increase in C&I 90 days or more past due of $5.0 million was primarily related to the above mentioned $10.0 million C&I impaired, nonperforming loan relationship that experienced deterioration during the fourth quarter of 2019 offset by loan payoffs. Loans past due by 30 to 89 days increased $11.2 million and represented 0.34 percent of total loans at December 31, 2019. The increase was primarily due to a $7.3 million CRE loan that went delinquent during 2019.
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
The following summarizes our loan charge-off experience for each of the five years presented below:

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
ALL Balance at Beginning of Year:	$60,996	$56,390	$52,775	$48,147	$47,911
Charge-offs:
Commercial real estate	(3,664)	(372)	(2,304)	(3,114)	(2,787)
Commercial and industrial	(8,928)	(8,574)	(4,709)	(6,810)	(5,463)
Commercial construction	(406)	(2,630)	(2,571)	(1,877)	(3,321)
Consumer real estate	(1,353)	(1,319)	(2,274)	(1,657)	(2,167)
Other consumer	(1,838)	(1,694)	(1,638)	(2,103)	(1,528)
Total	(16,189)	(14,589)	(13,496)	(15,561)	(15,266)
Recoveries:
Commercial real estate	137	309	810	692	3,545
Commercial and industrial	1,388	1,723	654	722	605
Commercial construction	5	1,135	851	21	143
Consumer real estate	637	541	342	433	495
Other consumer	377	492	571	356	326
Total	2,544	4,200	3,228	2,224	5,114
Net Charge-offs	(13,645)	(10,389)	(10,268)	(13,337)	(10,152)
Provision for loan losses	14,873	14,995	13,883	17,965	10,388
ALL Balance at End of Year:	$62,224	$60,996	$56,390	$52,775	$48,147
Net loan charge-offs for 2019 were $13.6 million, or 0.22 percent of average loans, compared to $10.4 million, or 0.18 percent of average loans for 2018. Impacting the increase in net loan charge-offs of $3.2 million were higher gross recoveries in 2018 of $1.7 million and higher gross charge-offs of $1.6 million.
The following table summarizes net charge-offs as a percentage of average loans for the years presented

	2019	2018	2017	2016	2015
Commercial real estate	0.10%	NM	0.06%	0.10%	(0.04)%
Commercial and industrial	0.44%	0.48%	0.28%	0.45%	0.40%
Commercial construction	0.11%	0.48%	0.40%	0.46%	0.96%
Consumer real estate	0.05%	0.07%	0.16%	0.11%	0.17%
Other consumer	1.85%	1.79%	1.54%	2.69%	1.37%
Net charge-offs to average loans outstanding	0.22%	0.18%	0.18%	0.25%	0.22%
Allowance for loan losses as a percentage of total portfolio loans	0.87%	1.03%	0.98%	0.94%	0.96%
Allowance for loan losses to total nonperforming loans	115%	132%	236%	124%	136%
Provision for loan losses as a percentage of net loan charge-offs	109%	144%	135%	135%	102%
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
The following is the ALL balance by portfolio segment as of December 31:

	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial real estate	$30,577	49%	$33,707	55%	$27,235	48%	$19,976	38%	$15,043	31%
Commercial and industrial	15,681	25%	11,596	19%	8,966	16%	10,810	20%	10,853	23%
Commercial construction	7,900	13%	7,983	13%	13,167	23%	13,999	26%	12,625	26%
Consumer real estate	6,337	10%	6,187	10%	5,479	10%	6,095	12%	8,400	17%
Other consumer	1,729	3%	1,523	3%	1,543	3%	1,895	4%	1,226	3%
Total	$62,224	100%	$60,996	100%	$56,390	100%	$52,775	100%	$48,147	100%
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
The following table summarizes the ALL balance as of December 31:

(dollars in thousands)	2019	2018	2017	2016	2015
Collectively Evaluated for Impairment	$60,024	$59,233	$56,313	$51,977	$48,110
Individually Evaluated for Impairment	2,200	1,763	77	798	37
Total Allowance for Loan Losses	$62,224	$60,996	$56,390	$52,775	$48,147
The ALL was $62.2 million, or 0.87 percent of total portfolio loans, at December 31, 2019, compared to $61.0 million, or 1.03 percent of total portfolio loans, at December 31, 2018. The increase in the ALL of $1.2 million was primarily due to a $0.8 million increase in the reserve for loans collectively evaluated for impairment and an increase of $0.4 million in specific reserves for loans individually evaluated for impairment at December 31, 2019 compared to December 31, 2018.
Impaired loans increased $25.8 million from December 31, 2018 due to three large commercial relationships. The most significant related to a modification during 2019 of a $20.2 million commercial relationship. The modification granted a concession to the borrower that reduced their monthly payments resulting in the TDR. The loan remains in performing status based on the strong historical repayment performance of the borrower prior to the restructure as well as recent changes occurring in the business which demonstrate the borrower’s ability to pay under the revised contractual terms. Guarantor support and sufficient collateral value further support the performing status of the loan.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Federal Home Loan Bank and Other Restricted Stock
At December 31, 2019 and 2018, we held FHLB of Pittsburgh stock of $21.9 million and $28.6 million. This investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Pittsburgh. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon on the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value. We reviewed and evaluated the FHLB capital stock for OTTI at December 31, 2019. The FHLB reported improved earnings throughout 2019 and 2018 and continues to exceed all capital ratios required. Additionally, we considered that the FHLB has been paying dividends and actively redeeming stock throughout 2019 and 2018. Accordingly, we believe sufficient evidence exists to conclude that no OTTI exists at December 31, 2018.
Deposits
The following table presents the composition of deposits at December 31:

(dollars in thousands)	2019	2018	$ Change
Customer deposits
Noninterest-bearing demand	$1,698,082	$1,421,156	$276,926
Interest-bearing demand	762,111	567,492	194,619
Money market	1,849,684	1,178,211	671,473
Savings	830,919	784,970	45,949
Certificates of deposit	1,535,305	1,261,704	273,601
Total customer deposits	6,676,101	5,213,533	1,462,568
Brokered deposits
Interest-bearing demand	200,220	6,201	194,019
Money market	100,127	303,854	(203,727)
Certificates of deposit	60,128	150,334	(90,206)
Total brokered deposits	360,475	460,389	(99,914)
Total Deposits	$7,036,576	$5,673,922	$1,362,654
Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits at December 31, 2019 increased $1.4 billion, or 24.0 percent, from December 31, 2018 including $990.6 million acquired in the DNB merger. Noninterest-bearing demand deposits increased $276.9 million, of which $180.5 million was acquired in the DNB merger. Interest-bearing demand increased $194.6 million, of which $214.8 million was acquired in the DNB merger. Money market increased $671.5 million, of which $227.8 million was acquired in the DNB merger. The organic increase in money market deposits is related to a promotional rate product offered in selected markets. Savings increased $45.9 million, of which $77.7 million was acquired in the DNB merger. Certificates of deposits increased $273.6 million, of which $289.8 million was acquired in the DNB merger. Although the DNB merger added $60.0 million of brokered deposits, they decreased $99.9 million from December 31, 2018 due to the strong customer deposit growth. The approximate $200 million shift between money market and interest-bearing demand brokered deposits is related to a change in our brokered deposit program during the second quarter of 2019. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The daily average balance of deposits and rates paid on deposits are summarized in the following table for the years ended December 31:

	2019		2018		2017
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$1,475,960		$1,376,329		$1,310,814
Interest-bearing demand	561,756	0.41%	565,273	0.31%	630,418	0.21%
Money market	1,474,841	1.69%	1,040,214	1.24%	710,149	0.65%
Savings	766,142	0.25%	836,747	0.21%	988,504	0.21%
Certificates of deposit	1,322,643	1.91%	1,202,781	1.37%	1,327,001	0.97%
Brokered deposits	370,779	2.32%	390,360	2.05%	404,453	1.10%
Total	$5,972,121	1.06%	$5,411,704	0.76%	$5,371,339	0.47%
CDs of $100,000 and over accounted for 12.6 percent of total deposits at December 31, 2019 and 10.6 percent of total deposits at December 31, 2018 and primarily represent deposit relationships with local customers in our market area.
Maturities of CDs of $100,000 or more outstanding at December 31, 2019 are summarized as follows:

(dollars in thousands)	2019
Three months or less	$221,768
Over three through six months	207,798
Over six through twelve months	202,502
Over twelve months	122,749
Total	$754,817
Borrowings
The following table represents the composition of borrowings for the years ended December 31:

(dollars in thousands)	2019	2018	$ Change
Securities sold under repurchase agreements, retail	$19,888	$18,383	$1,505
Short-term borrowings	281,319	470,000	(188,681)
Long-term borrowings	50,868	70,314	(19,446)
Junior subordinated debt securities	64,277	45,619	18,658
Total Borrowings	$416,352	$604,316	$(187,964)
Borrowings are an additional source of funding for us. Securities sold under repurchase agreements are with our retail customers. Securities pledged as collateral under these arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. Short-term borrowings are comprised of FHLB advances with terms of one year and under. Long-term borrowings are for terms greater than one year and consist primarily of FHLB advances. FHLB advances are for various terms and are secured by a blanket lien on eligible real estate secured loans.
At December 31, 2019, long-term borrowings decreased $19.4 million compared to December 31, 2018. Short-term borrowings decreased $188.7 million as compared to December 31, 2018 primarily due to increased deposits. At December 31, 2019, our long-term borrowings outstanding of $50.9 million included $47.8 million that were at a fixed rate and $3.1 million at a variable rate.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Information pertaining to short-term borrowings is summarized in the tables below:

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	2019	2018	2017
Balance at December 31	$19,888	$18,383	$50,161
Average balance during the year	$16,863	$45,992	$46,662
Average interest rate during the year	0.65%	0.48%	0.12%
Maximum month-end balance during the year	$23,427	$54,579	$53,609
Average interest rate at December 31	0.74%	0.46%	0.39%

	Short-Term Borrowings
(dollars in thousands)	2019	2018	2017
Balance at December 31	$281,319	$470,000	$540,000
Average balance during the year	$255,264	$525,172	$644,864
Average interest rate during the year	2.51%	2.11%	1.15%
Maximum month-end balance during the year	$425,000	$690,000	$734,600
Average interest rate at December 31	1.84%	2.65%	1.47%
Information pertaining to long-term borrowings is summarized in the tables below:

	Long-Term Borrowings
(dollars in thousands)	2019	2018	2017
Balance at December 31	$50,868	$70,314	$47,301
Average balance during the year	$66,392	$47,986	$18,057
Average interest rate during the year	2.76%	2.35%	2.57%
Maximum month-end balance during the year	$70,418	$70,314	$47,505
Average interest rate at December 31	2.61%	2.84%	1.88%

	Junior Subordinated Debt Securities
(dollars in thousands)	2019	2018	2017
Balance at December 31	$64,277	$45,619	$45,619
Average balance during the year	$47,934	$45,619	$45,619
Average interest rate during the year	4.82%	3.65%	3.65%
Maximum month-end balance during the year	$64,277	$45,619	$45,619
Average interest rate at December 31	4.42%	5.25%	3.78%

We have completed three private placements of trust preferred securities to financial institutions. As a result, we own 100 percent of the common equity of STBA Capital Trust I, DNB Capital Trust I, and DNB Capital Trust II, or the Trusts. The Trusts were formed to issue mandatorily redeemable capital securities to third-party investors. The proceeds from the sale of the securities and the issuance of the common equity by the Trusts were invested in junior subordinated debt securities issued by us. The third party investors are considered the primary beneficiaries of the Trusts; therefore, the Trusts qualify as variable interest entities, but are not consolidated into our financial statements. The Trusts pays dividends on the securities at the same rate as the interest paid by us on the junior subordinated debt held by the Trusts. DNB Capital Trust I and DNB Capital Trust II were acquired with the DNB merger. Refer to Note 17 Short-Term Borrowings and Note 18 Long-Term Borrowings and Subordinated Debt to the Consolidated Financial Statements included in Part II, Item 8, of this Report, for more details.
Wealth Management Assets
As of December 31, 2019, the fair value of the S&T Bank Wealth Management assets under administration, which are not accounted for as part of our assets, increased to $2.0 billion from $1.8 billion as of December 31, 2018 of which $0.2 billion were acquired from the DNB merger. Assets under administration consisted of $1.2 billion in S&T Trust, $0.6 billion in S&T Financial Services and $0.2 billion in Stewart Capital Advisors.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Capital Resources
Shareholders’ equity increased $256.2 million, or 27.4 percent, to $1.2 billion at December 31, 2019 compared to $935.8 million at December 31, 2018. The increase in shareholders’ equity is primarily due to $200.6 million of common stock issued in the DNB merger and net income exceeding dividends by $60.9 million offset by share repurchases of $18.2 million for 2019.
We continue to maintain our capital position with a leverage ratio of 10.29 percent as compared to the regulatory guideline of 5.00 percent to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 11.43 percent compared to the regulatory guideline of 6.50 percent to be well-capitalized. Our risk-based Tier 1 and Total capital ratios were 11.84 percent and 13.22 percent, which places us above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00 percent and 10.00 percent, respectively. We believe that we have the ability to raise additional capital, if necessary.
In July 2013 the federal banking agencies issued a final rule to implement Basel III (which were agreements reached in July 2010 by the international oversight body of the Basel Committee on Banking Supervision to require more and higher-quality capital) and the minimum leverage and risk-based capital requirements of the Dodd-Frank Act. The final rule established a comprehensive capital framework and went into effect on January 1, 2015 for smaller banking organizations such as S&T and S&T Bank. The rule also requires a banking organization to maintain a capital conservation buffer composed of common equity Tier 1 capital in an amount greater than 2.50 percent of total risk-weighted assets beginning in 2019. The capital conservation buffer is scheduled to phase in over several years. The capital conservation buffer was 0.25 percent in 2016, 0.50 percent in 2017, 0.75 percent in 2018, and increased to 1.00 percent in 2019 and beyond. As a result, starting in 2019, a banking organization must maintain a common equity tier 1 risk-based capital ratio greater than 7.00 percent, a tier 1 risk-based capital ratio greater than 8.50 percent, and a total risk-based capital ratio greater than 10.50 percent; otherwise, it will be subject to restrictions on capital distributions and discretionary bonus payments. Now that the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer exceeds the regulatory capital ratios required for an insured depository institution to be well-capitalized under the FDIC's prompt corrective action framework.
Federal regulators periodically propose amendments to the regulatory capital rules and the related regulatory framework and consider changes to the capital standards that could significantly increase the amount of capital needed to meet applicable standards. The timing of adoption, ultimate form and effect of any such proposed amendments cannot be predicted.
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of December 31, 2019, we had not issued any securities pursuant to the shelf registration statement.
Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payments. We have various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents as of December 31, 2019 significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due In
(dollars in thousands)	2020	2021-2022	2023-2024	Later Years	Total
Deposits without a stated maturity(1)	$5,441,143	$—	$—	$—	$5,441,143
Certificates of deposit(1)	1,272,707	284,395	34,003	4,328	1,595,433
Securities sold under repurchase agreements(1)	19,888	—	—	—	19,888
Short-term borrowings(1)	281,319	—	—	—	281,319
Long-term borrowings(1)	27,058	8,707	13,845	1,258	50,868
Junior subordinated debt securities(1)	—	—	—	64,277	64,277
Operating and capital leases	4,885	9,727	9,735	70,918	95,265
Purchase obligations	26,809	39,418	44,045	—	110,272
Total	$7,073,809	$342,247	$101,628	$140,781	$7,658,465
(1)Excludes interest
Operating lease obligations represent short and long-term lease arrangements as described in Note 11 Premises and Equipment, to the Consolidated Financial Statements included in Part II, Item 8 of this Report. Purchase obligations primarily represent obligations under agreement with our third party data processing servicer and communications charges as described in Note 19 Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8 of this Report.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Off-Balance Sheet Arrangements
In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The DNB merger added $186.5 million of commitments to extend credit and standby letters of credit.
The following table sets forth the commitments and letters of credit as of December 31:

(dollars in thousands)	2019	2018
Commitments to extend credit	$1,910,805	$1,464,892
Standby letters of credit	80,040	77,134
Total	$1,990,845	$1,542,026
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
Our allowance for unfunded commitments is determined using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for unfunded commitments through a charge to current earnings in noninterest expense. The balance in the allowance for unfunded commitments increased $0.9 million to $3.0 million at December 31, 2019, including $0.4 million from the DNB merger, compared to $2.1 million at December 31, 2018.
Liquidity
Liquidity is defined as a financial institution’s ability to meet its cash and collateral obligations at a reasonable cost. This includes the ability to satisfy the financial needs of depositors who want to withdraw funds or of borrowers needing to access funds to meet their credit needs. In order to manage liquidity risk, our Board of Directors has delegated authority to the ALCO for formulation, implementation, and oversight of liquidity risk management for S&T. The ALCO’s goal is to maintain adequate levels of liquidity at a reasonable cost to meet funding needs in both a normal operating environment and for potential liquidity stress events. The ALCO monitors and manages liquidity through various ratios, reviewing cash flow projections, performing stress tests, and having a detailed contingency funding plan. The ALCO policy guidelines define graduated risk tolerance levels. If our liquidity position moves to a level that has been defined as high risk, specific actions are required, such as increased monitoring or the development of an action plan to reduce the risk position.
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
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate, and high. At December 31, 2019, we had $615.5 million in highly liquid assets, which consisted of $116.9 million in interest-bearing deposits with banks and federal funds sold, $493.3 million in unpledged securities, and $5.3 million in loans held for sale. This resulted in a highly liquid assets to total assets ratio of 7.0 percent at December 31, 2019. Also, at December 31, 2019, we had a remaining borrowing availability of $2.6 billion with the FHLB of Pittsburgh. Refer to Note 17 Short-Term Borrowings and Note 18 Long-Term Borrowings and Subordinated Debt to the Consolidated Financial Statements included in Part II, Item 8, of this Report, and the Borrowings section of this MD&A, for more details.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is defined as the degree to which changes in interest rates, foreign exchange rates, commodity prices, or equity prices can adversely affect a financial institution’s earnings or capital. For most financial institutions, including S&T, market risk primarily reflects exposures to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes also affect capital by changing the net present value of a bank’s future cash flows, and the cash flows themselves, as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and enhancing shareholder value. However, excessive interest rate risk can threaten a bank’s earnings, capital, liquidity, and solvency. Our sensitivity to changes in interest rate movements is continually monitored by the ALCO. The ALCO monitors and manages market risk through rate shock analyses, economic value of equity, or EVE, analyses and by performing stress tests and simulations to mitigate earnings and market value fluctuations due to changes in interest rates.
Rate shock analyses results are compared to a base case to provide an estimate of the impact that market rate changes may have on 12 and 24 months of pretax net interest income. The base case and rate shock analyses are performed on a static balance sheet. A static balance sheet is a no growth balance sheet in which all maturing and/or repricing cash flows are reinvested in the same product at the existing product spread. Rate shock analyses assume an immediate parallel shift in market interest rates and include management assumptions regarding the impact of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market and savings) and changes in the prepayment behavior of loans and securities with optionality. S&T policy guidelines limit the change in pretax net interest income over 12- and 24-month horizons using rate shocks in increments of +/- 100 basis points. Policy guidelines define the percentage change in pretax net interest income by graduated risk tolerance levels of minimal, moderate, and high. We have temporarily suspended the analyses on downward rate shocks of 200 basis points or more because they do not provide meaningful insight into our interest rate risk position.
To monitor interest rate risk beyond the 24-month time horizon of rate shocks on pretax net interest income, we also perform EVE analyses. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. EVE change results are compared to a base case to determine the impact that market rate changes may have on our EVE. As with rate shock analyses on pretax net interest income, EVE analyses incorporate management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and the behavior and value of non-maturity deposit products. S&T policy guidelines limit the change in EVE using rate shocks in increments of +/- 100 basis points. Policy guidelines define the percent change in EVE by graduated risk tolerance levels of minimal, moderate, and high. We have also temporarily suspended the downward rate shocks of 200 basis points or more for EVE.
The table below reflects the rate shock analyses results for the 1 to 12 and 13 to 24 month periods of pretax net interest income and EVE. All results are in the minimal risk tolerance level.

	December 31, 2019			December 31, 2018
	1 - 12 Months	13 - 24 Months		1 - 12 Months	13 - 24 Months
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income	% Change in EVE	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income	% Change in EVE
400	9.6%	14.4%	(1.8)%	8.3%	11.6%	(10.0)%
300	7.2	10.8	2.8	6.1	8.5	(4.6)
200	5.0	7.6	5.5	4.0	5.6	(0.6)
100	2.7	4.2	5.1	2.2	3.1	1.4
(100)	(4.3)	(6.4)	(10.8)	(3.8)	(5.4)	(7.5)
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
Our rate shock analyses show an improvement in the percentage change in pretax net interest income in the rates up scenarios and a decline in the rates down scenario in months 1 to 12 and 13 to 24 when comparing December 31, 2019 to December 31, 2018. Our EVE analyses show an improvement in the percentage change in EVE in the rates up scenarios and a decline in the rates down scenario when comparing December 31, 2019 to December 31, 2018.

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
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
S&T Bancorp, Inc. and Subsidiaries

	December 31,
(in thousands, except share and per share data)	2019	2018
ASSETS
Cash and due from banks, including interest-bearing deposits of $124,491 and $82,740 at December 31, 2019 and 2018	$197,823	$155,489
Securities, at fair value	784,283	684,872
Loans held for sale	5,256	2,371
Portfolio loans, net of unearned income	7,137,152	5,946,648
Allowance for loan losses	(62,224)	(60,996)
Portfolio loans, net	7,074,928	5,885,652
Bank owned life insurance	80,473	73,900
Premises and equipment, net	56,940	41,730
Federal Home Loan Bank and other restricted stock, at cost	22,977	29,435
Goodwill	371,621	287,446
Other intangible assets, net	10,919	2,601
Other assets	159,429	88,725
Total Assets	$8,764,649	$7,252,221
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,698,082	$1,421,156
Interest-bearing demand	962,331	573,693
Money market	1,949,811	1,482,065
Savings	830,919	784,970
Certificates of deposit	1,595,433	1,412,038
Total Deposits	7,036,576	5,673,922
Securities sold under repurchase agreements	19,888	18,383
Short-term borrowings	281,319	470,000
Long-term borrowings	50,868	70,314
Junior subordinated debt securities	64,277	45,619
Other liabilities	119,723	38,222
Total Liabilities	7,572,651	6,316,460
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at December 31, 2019 and 36,130,480 shares at December 31, 2018 Outstanding—39,560,304 shares at December 31, 2019 and 34,683,874 shares at December 31, 2018	103,623	90,326
Additional paid-in capital	399,944	210,345
Retained earnings	761,083	701,819
Accumulated other comprehensive loss	(11,670)	(23,107)
Treasury stock (1,889,140 shares at December 31, 2019 and 1,446,606 shares at December 31, 2019, at cost)	(60,982)	(43,622)
Total Shareholders’ Equity	1,191,998	935,761
Total Liabilities and Shareholders’ Equity	$8,764,649	$7,252,221
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF NET INCOME
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands, except per share data)	2019	2018	2017
INTEREST INCOME
Loans, including fees	$300,625	$269,811	$243,315
Investment Securities:
Taxable	14,733	14,342	11,947
Tax-exempt	3,302	3,449	3,615
Dividends	1,824	2,224	1,765
Total Interest Income	320,484	289,826	260,642
INTEREST EXPENSE
Deposits	63,026	40,856	25,330
Borrowings and junior subordinated debt securities	10,667	14,532	9,579
Total Interest Expense	73,693	55,388	34,909
NET INTEREST INCOME	246,791	234,438	225,733
Provision for loan losses	14,873	14,995	13,883
Net Interest Income After Provision for Loan Losses	231,918	219,443	211,850
NONINTEREST INCOME
Net (loss)/gain on sale of securities	(26)	—	3,000
Debit and credit card	13,405	12,679	12,029
Service charges on deposit accounts	13,316	13,096	12,458
Wealth management	8,623	10,084	9,758
Commercial loan swap income	5,503	1,225	503
Mortgage banking	2,491	2,762	2,915
Insurance	355	505	5,371
Gain on sale of a majority interest of insurance business	—	1,873	—
Other	8,891	6,957	9,428
Total Noninterest Income	52,558	49,181	55,462
NONINTEREST EXPENSE
Salaries and employee benefits	83,986	76,108	80,776
Data processing and information technology	14,468	10,633	8,801
Net occupancy	12,103	11,097	10,994
Merger-related	11,350	—	—
Furniture, equipment and software	8,958	8,083	7,946
Marketing	4,631	4,192	3,659
Professional services and legal	4,244	4,132	4,096
Other taxes	3,364	6,183	4,509
FDIC insurance	758	3,238	4,543
Other	23,254	21,779	22,583
Total Noninterest Expense	167,116	145,445	147,907
Income Before Taxes	117,360	123,179	119,405
Provision for income taxes	19,126	17,845	46,437
Net Income	$98,234	$105,334	$72,968
Earnings per common share—basic	$2.84	$3.03	$2.10
Earnings per common share—diluted	$2.82	$3.01	$2.09
Dividends declared per common share	$1.09	$0.99	$0.82
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands)	2019	2018	2017
Net Income	$98,234	$105,334	$72,968
Other Comprehensive Income (Loss), Before Tax:
Net change in unrealized gains on bond securities(1)	15,793	(6,794)	(1,275)
Net losses (gains) on bonds and equity securities available-for-sale reclassified into net income (2)	26	—	(3,000)
Adjustment to funded status of employee benefit plans	(1,282)	6,297	(1,992)
Other Comprehensive Income (Loss), Before Tax	14,537	(497)	(6,267)
Income tax (expense) benefit related to items of other comprehensive income	(3,100)	106	1,624
Other Comprehensive Income (Loss), After Tax	11,437	(391)	(4,643)
Comprehensive Income	$109,671	$104,943	$68,325
(1) Due to the adoption of ASU No. 2016-01, net unrealized gains on marketable equity securities were reclassified from accumulated other comprehensive income to retained earnings during the three months ended March 31, 2018. The prior period data was not restated; as such, the change in unrealized gains on marketable securities is combined with the change in net unrealized gains on debt securities for the prior period ended December 31, 2017.
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
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
S&T Bancorp, Inc. and Subsidiaries

(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at December 31, 2016	$90,326	$213,098	$585,891	$(13,784)	$(33,575)	$841,956
Net income for 2017	—	—	72,968	—	—	72,968
Other comprehensive (loss) income, net of tax	—	—	—	(4,643)	—	(4,643)
Cash dividends declared ($0.82 per share)	—	—	(28,569)	—	—	(28,569)
Treasury stock issued (58,906 shares, net)	—	—	(2,183)	—	1,494	(689)
Recognition of restricted stock compensation expense	—	3,008	—	—	—	3,008
Balance at December 31, 2017	$90,326	$216,106	$628,107	$(18,427)	$(32,081)	$884,031
Net income for 2018	—	—	105,334	—	—	105,334
Other comprehensive (loss) income, net of tax	—	—	—	(391)	—	(391)
Reclassification of certain tax effects from accumulated other comprehensive income(1)	—	—	3,427	(3,427)	—	—
Reclassification of net unrealized gains on equity securities(2)	—	—	862	(862)	—	—
Repurchase of warrant	—	(7,652)	—	—	—	(7,652)
Cash dividends declared ($0.99 per share)	—	—	(34,539)	—	—	(34,539)
Treasury stock repurchased (321,731 shares)	—	—	—	—	(12,256)	(12,256)
Treasury stock issued (33,676 shares, net)	—	—	(1,372)	—	715	(657)
Recognition of restricted stock compensation expense	—	1,891	—	—	—	1,891
Balance at December 31, 2018	$90,326	$210,345	$701,819	$(23,107)	$(43,622)	$935,761
Net income for 2019	—	—	98,234	—	—	98,234
Other comprehensive income (loss), net of tax	—	—	—	11,437	—	11,437
Impact of new lease standard	—	—	167	—	—	167
Cash dividends declared ($1.09 per share)	—	—	(37,360)	—	—	(37,360)
Common stock issuance cost	—	(176)	—	—	—	(176)
Common stock issued in acquisition (5,318,962 shares)	13,297	187,334	—	—	—	200,631
Treasury stock repurchased (470,708 shares)	—	—	—	—	(18,222)	(18,222)
Treasury stock issued (28,174 shares, net)	—	—	(1,777)	—	862	(915)
Recognition of restricted stock compensation expense	—	2,441	—	—	—	2,441
Balance at December 31, 2019	$103,623	$399,944	$761,083	$(11,670)	$(60,982)	$1,191,998
1)Reclassification of tax effects due to the adoption of ASU No. 2018-02, relating to $(3,660) relates to funded status of pension and $233 relates to net unrealized gains on available-for-sale securities.
(2)Reclassification due to the adoption of ASU No. 2016-01, related to changes in fair value for equity securities reclassified out of accumulated other comprehensive income.
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands)	2019	2018	2017
OPERATING ACTIVITIES
Net Income	$98,234	$105,334	$72,968
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,873	14,995	13,883
Provision (recovery) for unfunded loan commitments	436	(54)	(410)
Net depreciation, amortization and accretion	5,763	4,599	2,498
Net amortization of discounts and premiums on securities	3,243	3,180	4,003
Stock-based compensation expense	2,441	1,891	3,008
Loss (gain) on sale of securities	26	—	(3,000)
Gain on sale of bank branch	—	—	(1,042)
Deferred income taxes	(381)	3,509	13,832
Loss (gain) on sale of fixed assets	37	(81)	128
Gain on the sale of mortgage loans, net	(1,887)	(1,537)	(1,551)
Gain on the sale of majority interest of insurance business	—	(1,873)	—
Pension contribution	—	(20,420)	—
Net change in:
Mortgage loans originated for sale	(109,624)	(90,142)	(93,382)
Proceeds from sale of loans	109,082	93,793	93,991
Net increase in interest receivable	(3,768)	(1,635)	(2,714)
Net (decrease) increase in interest payable	(2,223)	2,353	1,349
Net (increase) decrease in other assets	(2,325)	9,948	5,634
Net increase in other liabilities	24,496	4,157	5,041
Net Cash Provided by Operating Activities	138,423	128,017	114,236
INVESTING ACTIVITIES
Proceeds from maturities, prepayments and calls of securities	92,412	89,833	80,956
Proceeds from sales of securities	59,934	—	65,801
Purchases of securities	(129,973)	(92,597)	(156,839)
Net sales (purchases) of Federal Home Loan Bank stock	6,615	(165)	2,547
Net increase in loans	(298,741)	(207,233)	(211,766)
Proceeds from the sale of loans not originated for resale	520	7,695	6,754
Purchases of premises and equipment	(5,153)	(4,172)	(4,694)
Proceeds from the sale of premises and equipment	71	135	422
Proceeds from sale of bank branch, net of cash and cash equivalents	—	—	4,404
Net cash acquired from bank merger	63,759	—	—
Proceeds from the sale of majority interest of insurance business	—	4,540	—
Net Cash Used in Investing Activities	(210,556)	(201,964)	(212,415)
FINANCING ACTIVITIES
Net increase in core deposits	423,203	231,756	166,054
Net (decrease) increase in certificates of deposit	(27,632)	14,397	27,132
Net decrease in short-term borrowings	(200,000)	(70,000)	(120,000)
Net increase (decrease) in securities sold under repurchase agreements	1,505	(31,778)	(671)
Proceeds from long-term borrowings	10,000	25,000	35,000
Repayments of long-term borrowings	(35,936)	(1,987)	(2,412)
Treasury shares issued-net	(915)	(657)	(689)
Repurchase common stock	(18,222)	(12,256)	—
Common stock issuance costs	(176)	—	—
Cash dividends paid to common shareholders	(37,360)	(34,539)	(28,569)
Repurchase warrant	—	(7,652)	—
Net Cash Provided by Financing Activities	114,467	112,284	75,845
Net increase (decrease) in cash and cash equivalents	42,334	38,337	(22,334)
Cash and cash equivalents at beginning of year	155,489	117,152	139,486
Cash and Cash Equivalents at End of Year	$197,823	$155,489	$117,152

CONSOLIDATED STATEMENTS OF CASH FLOWS
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands)	2019	2018	2017
Supplemental Disclosures
Transfers to other real estate owned and other repossessed assets	$2,592	$870	$2,238
Interest paid	$75,278	$53,035	$33,591
Income taxes paid, net of refunds	$14,663	$15,728	$33,814
Loans transferred to held for sale	$456	$—	$—
Loans transferred to portfolio from held for sale	$—	$7,695	$250
Transfer retained assets from sale to investment in insurance company partnership	$—	$1,917	$—
Net assets from acquisitions, excluding cash and cash equivalents	$43,637	$—	$—
Decrease in cash and cash equivalents from sale of bank branch	$—	$—	$154
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
S&T Bancorp, Inc. and Subsidiaries
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
S&T Bancorp, Inc., or S&T, was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and has five active direct wholly owned subsidiaries, S&T Bank, 9th Street Holdings, Inc., STBA Capital Trust I, DNB Capital Trust I and DNB Capital Trust II. DNB Capital Trust I and DNB Capital Trust II were acquired with the DNB merger on November 30, 2019. We own a 50 percent interest in Commonwealth Trust Credit Life Insurance Company, or CTCLIC.
We are presently engaged in nonbanking activities through the following eight entities: 9th Street Holdings, Inc.; S&T Bancholdings, Inc.; CTCLIC; S&T Insurance Group, LLC; Stewart Capital Advisors, LLC.; Downco Inc.; DN Acquisition, Inc.; and DNB Financial Services, Inc. 9th Street Holdings, Inc. and S&T Bancholdings, Inc. are investment holding companies. CTCLIC, which is a joint venture with another financial institution, acts as a reinsurer of credit life, accident and health insurance policies sold by S&T Bank and the other institution. S&T Insurance Group, LLC, through its subsidiaries, offers a variety of insurance products. Stewart Capital Advisors, LLC is a registered investment advisor that manages private investment accounts for individuals and institutions. Downco Inc. and DN Acquisition Company, Inc. were acquired with the DNB merger and were incorporated for the purpose of acquiring and holding Other Real Estate Owned acquired through foreclosure or deed in-lieu-of foreclosure, as well as Bank-occupied real estate. DNB Financial Services was also acquired with the DNB merger and is a Pennsylvania licensed insurance agency, which, through a third-party marketing agreement with Cetera Investment Services, LLC, sells a variety of insurance and investment products.
On June 5, 2019 we entered into an agreement to acquire DNB Financial Corporation, or DNB, and the transaction was completed on November 30, 2019. The transaction was valued at $201.0 million and added total assets of $1.1 billion, including $909.0 million in loans, $84.2 million in goodwill and $967.3 million in deposits.
On January 1, 2018, we sold a 70 percent majority interest in the assets of our wholly-owned subsidiary S&T Evergreen Insurance, LLC. We transferred our remaining 30 percent ownership interest in the net assets of S&T Evergreen Insurance, LLC to a new entity for a 30 percent ownership interest in a new insurance entity (see Note 28: Sale of a Majority Interest of Insurance Business). We use the equity method of accounting to recognize our partial ownership interest in the new entity.
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
Business Combinations
We account for business combinations using the acquisition method of accounting. All identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree are recognized and measured as of the acquisition date at fair value. We record goodwill for the excess of the purchase price over the fair value of net assets acquired. Results of operations of the acquired entities are included in the consolidated statement of income from the date of acquisition.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Acquired loans are recorded at fair value on the date of acquisition with no carryover of the related ALL. Determining the fair value of acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. In estimating the fair value of our acquired loans, we considered a number of factors including loss rates, internal risk rating, delinquency status, loan type, loan term, prepayment rates, recovery periods and the current interest rate environment. The premium or discount estimated through the loan fair value calculation is recognized into interest income on a level yield basis over the remaining life of the loans. Subsequent to the acquisition date, the methods utilized to estimate the required ALL for these loans is similar to the method used for originated loans; however, we record a provision for credit losses only when the required allowance exceeds the remaining fair value adjustment.
Acquired loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable at time of acquisition that all contractually required payments will not be collected. Loans acquired with evidence of credit deterioration were evaluated and not considered to be significant.
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
Recurring Basis
Debt Securities Available-for-Sale
We obtain fair values for debt securities from a third-party pricing service which utilizes several sources for valuing fixed-income securities. We validate prices received from our pricing service through comparison to a secondary pricing service and broker quotes. We review the methodologies of the pricing service which provide us with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of our debt securities. The market valuation sources for debt securities include observable inputs and are classified as Level 2. The service provider utilizes pricing models that vary by asset class and include available trade, bid and other market information. Generally, the methodologies include broker quotes, proprietary models, vast descriptive terms and condition databases, and extensive quality control programs.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Equity Securities
Marketable equity securities with quoted prices in active markets for identical assets are classified as Level 1. Marketable equity securities in markets that are not active and are based on other observable information for comparable assets are classified as Level 2. Marketable equity securities that are not traded in active markets and use unobservable assumptions in the market are classified as Level 3.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Cash and Cash Equivalents
The carrying amounts reported in the Consolidated Balance Sheets for cash and due from banks, including interest-bearing deposits and federal funds sold approximate fair value.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
In conjunction with our annual review of the ALL assumptions, we have updated our analysis of LEPs for our Commercial and Consumer loan portfolio segments using our loan charge-off history. Based on our updated analysis, we shortened our LEP over the construction portfolio from 4 years to 3 years and made no other changes. We estimate an LEP of 3 years for CRE, 3 years for construction and 1.25 years for C&I. We estimate an LEP of 2.75 years for Consumer Real Estate and 1.25 years for Other Consumer.
Another key assumption is the look-back period, or LBP, which represents the historical data period utilized to calculate loss rates. We used 10.5 years for our LBP for all portfolio segments which encompasses our loss experience during the Financial Crisis, and our more recent improved loss experience.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
7) Leasehold Improvements
Lesser of estimated useful life of the asset (generally 15 years unless established otherwise) or the remaining term of the lease, including renewal options in the lease that are reasonably assured of exercise

Right-of-Use Assets and Lease Liabilities
We determine if a contract is or contains a lease at inception. Leases are classified as either finance or operating leases. We recognize leases on our Consolidated Balance Sheets as ROU assets and related lease liabilities. Finance ROU assets are included in property and equipment and related finance lease liabilities are included in long-term borrowings. Operating lease ROU assets are included in other assets and related operating lease liabilities are included in other liabilities.  Our lease liability is calculated as the present value of the lease payments over the lease term discounted using our estimated incremental borrowing rate with similar terms at commencement date. Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term for operating leases. Interest and amortization expenses are recognized for finance leases over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term in Net Occupancy on our Consolidated Statements of Net Income. Refer to Note 10 Right-of-Use Assets and Lease Liabilities for more details.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
We have one reporting unit: Community Bank. Existing goodwill relates to value inherent in the Community Banking reporting unit and that value is dependent upon our ability to provide quality, cost-effective services in the face of competition from other market participants. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of our services. As such, goodwill value is supported ultimately by profitability that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could adversely impact our earnings in future periods.
The carrying value of goodwill is tested annually for impairment each October 1st or more frequently if it is determined that a triggering event has occurred. We first assess qualitatively whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Our qualitative assessment considers such factors as macroeconomic conditions, market conditions specifically related to the banking industry, our overall financial performance and various other factors. If we determine that it is more likely than not that the fair value is less than the carrying amount, we proceed to test for impairment. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of the reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed that could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess. We completed the annual goodwill impairment assessment as required in 2019, 2018 and 2017; the results indicated that the fair value each reporting unit exceeded the carrying value.
We determine the amount of identifiable intangible assets based upon independent valuations for core deposit and wealth management customer relationships. The core deposit intangible asset represents the value of the core deposit relationship, which is based primarily on the expected future benefits or earnings capacity attributable to those deposits. The valuation is based upon the present value of the future benefits over the expected life of the customer deposits and considers customer attrition, deposit interest rates, service charge income, overhead expense and costs of alternative funding. Intangible assets with finite lives are amortized using straight-line or accelerated methods over their estimated weighted average useful lives, ranging from 10 to 20 years.
Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No such events or changes in circumstances occurred during the years ended December 31, 2019, 2018 and 2017.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Variable Interest Entities
Variable interest entities, or VIEs, are legal entities that generally either do not have equity investors with voting rights or that have equity investors that do not provide sufficient financial resources for the entity to support its activities. When an enterprise has both the power to direct the economic activities of the VIE and the obligation to absorb losses of the VIE or the right to receive benefits of the VIE, the entity has a controlling financial interest in the VIE. A VIE often holds financial assets, including loans, receivables, or other property. The company with a controlling financial interest, the primary beneficiary, is required to consolidate the VIE into its Consolidated Balance Sheets. S&T has three wholly-owned trust subsidiaries, STBA Capital Trust I, DNB Capital Trust I and DNB Capital Trust II, or the Trusts, for which it does not absorb a majority of expected losses or receive a majority of the expected residual returns. The DNB Capital Trust I and DNB Capital Trust II were acquired with the DNB merger. At inception, these Trusts issued floating rate trust preferred securities to the Trustees and used the proceeds from the sale to invest in junior subordinated debt securities issued by us. The Trusts pay dividends on the trust preferred securities at the same rate as the interest we pay on the junior subordinated debt held by the Trusts. The Trusts are VIEs with the third-party investors as their primary beneficiaries, and accordingly, the Trusts and their net assets are not included in our Consolidated Financial Statements. However, the junior subordinated debt securities issued by S&T are included in our Consolidated Balance Sheets.
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
Interest Rate Lock Commitments and Forward Sale Contracts
In the normal course of business, we sell originated mortgage loans into the secondary mortgage loan market. We also offer interest rate lock commitments to potential borrowers. The commitments are generally for a period of 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. We may encounter pricing risks if interest rates increase significantly before the loan can be closed and sold. We may utilize forward sale contracts in order to mitigate this pricing risk. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate guaranteed for that day by the investor. The rate lock is executed between the mortgagee and us and in turn a forward sale contract may be executed between us and the investor. Both the rate lock commitment and the corresponding forward sale contract for each customer are considered derivatives but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives during the commitment period are recorded in current earnings and included in mortgage banking in the Consolidated Statements of Net Income.
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
Upon adoption, we recognized additional finance lease liabilities of approximately $1.2 million and operating lease liabilities, net of deferred rent, of approximately $33.7 million based on the present value of the remaining minimum rental payments under current leasing standards for existing leases. We also recognized corresponding finance ROU assets of $1.2 million and operating ROU assets of approximately $33.4 million. The adoption had no material impact on the Consolidated Statements of Net Income.
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

NOTE 2. BUSINESS COMBINATIONS
On November 30, 2019, we completed our acquisition of DNB Financial Corporation, or DNB, and DNB First National Association, its wholly-owned bank subsidiary, located in Downingtown, Pennsylvania. The acquisition of DNB expanded our Eastern Pennsylvania market by adding 14 banking locations, in an all-stock transaction structured as a merger of DNB with and into S&T, with S&T being the surviving entity. The related systems conversion of DNB into S&T Bank occurred on February 7, 2020.
DNB shareholders received, without interest, 1.22 shares of S&T common stock for each share of DNB common stock. The total purchase price was approximately $201.0 million, which included $0.4 million of cash and 5,318,964 S&T common shares at a fair value of $37.72 per share. The fair value of $37.72 per share of S&T common stock was based on the
November 30, 2019 closing price.
The Merger was accounted for under the acquisition method of accounting and our Consolidated Financial Statements include all DNB Bank transactions from December 1, 2019 through December 31, 2019. Goodwill of $84.2 million was calculated as the excess of the consideration exchanged over the preliminary fair value of the identifiable net assets acquired. All of the goodwill was assigned to our Community Banking segment. The goodwill recognized will not be deductible for tax purposes.
The following table provides a summary of the assets acquired and liabilities assumed by DNB, the preliminary estimates of the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value and the preliminary estimates of the resultant fair values of those assets and liabilities by S&T. S&T intends to finalize its accounting for the acquisition of DNB within one year from the date of acquisition. The preliminary fair value adjustments shown in the following table continue to be evaluated by management and may be subject to further adjustment.

	November 30, 2019
(dollars in thousands)	As Recorded by DNB	Preliminary Fair Value Adjustments(1)	As Recorded by S&T
Fair Value of Assets Acquired
Cash and cash equivalents	$64,119	$—	$64,119
Securities and other investments	108,715	183	108,898
Loans	917,127	(8,143)	908,984
Allowance for loan losses	(6,487)	6,487	—
Goodwill	15,525	(15,525)	—
Premises and equipment	6,782	8,090	14,872
Accrued interest receivable	4,138	—	4,138
Deferred income taxes	2,017	(3,298)	(1,281)
Core deposits and other intangible assets	269	(269)	—
Other assets	24,883	(4,278)	20,605
Total Assets Acquired	1,137,088	(16,753)	1,120,335
Fair Value of Liabilities Assumed
Deposits	966,263	1,002	967,265
Borrowings	37,617	(276)	37,341
Accrued interest payable and other liabilities	11,157	(3,184)	7,973
Total Liabilities Assumed	1,015,037	(2,458)	1,012,579
Total Net Assets Acquired	$122,051	$(14,295)	$107,756
Core Deposit Intangible Asset			$7,288
Wealth Management Intangible Asset			1,772
Total Fair Value of Net Assets Acquired and Identified			$116,816
Consideration Paid
Cash			$360
Common stock			200,631
Fair Value of Total Consideration			$200,991
Goodwill			$84,175

(1)Management is continuing to evaluate the purchase accounting fair value adjustments related to loans, including loan classification, intangible assets, premises and equipment, deferred income taxes, other assets and borrowings until the final valuations and appraisals are complete. Any changes in preliminary estimates will be adjusted in goodwill in subsequent periods, but not extending beyond one year from the date of acquisition.

NOTE 2. BUSINESS COMBINATIONS - continued

Loans acquired in the Merger were recorded at fair value with no carryover of the related ALL from DNB. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The preliminary fair value of the loans acquired was estimated at $909.0 million, net of a $10.5 million discount. The discount is accreted to interest income over the remaining contractual life of the loans. At December 31, 2019, acquired portfolio loans totaled $899.3 million and included $455.6 million of CRE, $85.4 million of C&I, $77.1 million of commercial construction, $219.7 million of residential mortgage, $56.4 million of home equity, $4.1 million of installment and other consumer and $1.0 million of consumer construction.
Direct costs related to the DNB merger were expensed as incurred. As of December 31, 2019, we recognized $11.4 million of merger related expenses, including $4.7 million for data processing contract termination and system conversion costs, $2.8 million in legal and professional expenses, $3.4 million in severance payments and $0.5 million in other expenses.
The Consolidated Statements of Net Income for 2019 include net interest income of $3.2 million and net income of $2.1 million from the DNB merger since the November 30, 2019 acquisition date.
The following table presents unaudited pro forma financial information which combines the historical consolidated statements of income of S&T and DNB to give effect to the merger as if it had occurred on January 1, 2018 for the periods presented.

	Unaudited Pro Forma Information December 31
(dollars in thousands, except per share data)	2019	2018
Total Revenue	$341,117	$325,668
Net Income(1)	120,964	116,046

Earnings Per Common Share:(1)
Basic	$3.03	$2.90
Diluted	$3.03	$2.88
(1)Excludes non-recurring merger-related expenses of $13.6 million, net of tax at 21 percent.
Total pro forma revenue is defined as net interest income plus non-interest income, excluding gains and losses on sales of investment securities available-for-sale. Pro forma adjustments include intangible amortization expense, net amortization or accretion of valuation amounts and income tax expense.

NOTE 3. EARNINGS PER SHARE

Diluted earnings per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine reported diluted earnings per share. The two-class method was more dilutive in 2019, 2018 and 2017 and was used to determine reported diluted earnings per share. The following table reconciles the numerators and denominators of basic and diluted EPS:

	Years ended December 31,
(dollars in thousands, except share and per share data)	2019	2018	2017
Numerator for Earnings per Common Share—Basic:
Net income	$98,234	$105,334	$72,968
Less: Income allocated to participating shares	260	304	242
Net Income Allocated to Common Shareholders	$97,974	$105,030	$72,726
Numerator for Earnings per Common Share—Diluted:
Net income	$98,234	$105,334	$72,968
Denominators:
Weighted Average Common Shares Outstanding—Basic	34,628,191	34,775,784	34,729,376
Add: Dilutive potential common shares	94,763	199,625	225,391
Denominator for Treasury Stock Method—Diluted	34,722,954	34,975,409	34,954,767
Weighted Average Common Shares Outstanding—Basic	34,628,191	34,775,784	34,729,376
Add: Average participating shares outstanding	51,287	100,733	115,418
Denominator for Two-Class Method—Diluted	34,679,478	34,876,517	34,844,794
Earnings per common share—basic	$2.84	$3.03	$2.10
Earnings per common share—diluted	$2.82	$3.01	$2.09
Warrants considered anti-dilutive excluded from dilutive potential common shares - exercise price $31.53 per share, expires January 2019(1)	—	267,106	438,681
Restricted stock considered anti-dilutive excluded from dilutive potential common shares	12,686	81,587	88,578

(1)We repurchased our outstanding warrant on September 11, 2018 for $7.7 million. Prior to the repurchase, the warrant provided the holder the right to 517,012 shares of common stock at a strike price of $31.53 per share via cashless exercise.

NOTE 4. FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2019 and 2018. There was one transfer between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented. The transfer is related to marketable equity securities with quoted prices in active markets that moved from level 2 to level 1.

	December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Debt securities available-for-sale:
U.S. Treasury securities	$—	$10,040	$—	$10,040
Obligations of U.S. government corporations and agencies	—	157,697	—	157,697
Collateralized mortgage obligations of U.S. government corporations and agencies	—	189,348	—	189,348
Residential mortgage-backed securities of U.S. government corporations and agencies	—	22,418	—	22,418
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	275,870	—	275,870
Corporate Bonds	—	7,627	—	7,627
Obligations of states and political subdivisions	—	116,133	—	116,133
Total Debt Securities Available-for-Sale	—	779,133	—	779,133
Marketable equity securities	5,078	72	—	5,150
Total Securities	5,078	779,205	—	784,283
Securities held in a Rabbi Trust	5,987	—	—	5,987
Derivative financial assets:
Interest rate swaps	—	25,647	—	25,647
Interest rate lock commitments	—	321	—	321
Forward sale contracts	—	1	—	1
Total Assets	$11,065	$805,174	$—	$816,239
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$25,615	$—	$25,615
Total Liabilities	$—	$25,615	$—	$25,615

NOTE 4. FAIR VALUE MEASUREMENTS -- continued

	December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Debt securities available-for-sale:
U.S. Treasury securities	$—	$9,736	$—	$9,736
Obligations of U.S. government corporations and agencies	—	128,261	—	128,261
Collateralized mortgage obligations of U.S. government corporations and agencies	—	148,659	—	148,659
Residential mortgage-backed securities of U.S. government corporations and agencies	—	24,350	—	24,350
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	246,784	—	246,784
Obligations of states and political subdivisions	—	122,266	—	122,266
Total Debt Securities Available-for-Sale	—	680,056	—	680,056
Marketable equity securities	—	4,816	—	4,816
Total Securities	—	684,872	—	684,872
Securities held in a Rabbi Trust	4,725	—	—	4,725
Derivative financial assets:
Interest rate swaps	—	5,504	—	5,504
Interest rate lock commitments	—	251	—	251
Forward sale contracts	—	55	—	55
Total Assets	$4,725	$690,682	$—	$695,407
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$5,340	$—	$5,340
Total Liabilities	$—	$5,340	$—	$5,340

We classify financial instruments as Level 3 when valuation models are used because significant inputs are not observable in the market.
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either December 31, 2019 or December 31, 2018.
The following table presents our assets that are measured at fair value on a nonrecurring basis by the fair value hierarchy level as of the dates presented:

	December 31, 2019				December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS(1)
Loans held for sale	$—	$—	$—	$—	$—	$—	$—	$—
Impaired loans	—	—	38,697	38,697	—	—	21,441	21,441
Other real estate owned	—	—	3,231	3,231	—	—	2,826	2,826
Mortgage servicing rights	—	—	1,134	1,134	—	—	1,197	1,197
Total Assets	$—	$—	$43,062	$43,062	$—	$—	$25,464	$25,464
(1)This table presents only the nonrecurring items that are recorded at fair value in our financial statements.

NOTE 4. FAIR VALUE MEASUREMENTS -- continued

The carrying values and fair values of our financial instruments at December 31, 2019 and 2018 are presented in the following tables:

		Fair Value Measurements at December 31, 2019
(dollars in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$197,823	$197,823	$197,823	$—	$—
Securities	784,283	784,283	5,078	779,205	—
Loans held for sale	5,256	5,256	—	—	5,256
Portfolio loans, net	7,074,928	6,940,875	—	—	6,940,875
Bank owned life insurance	80,473	80,473	—	80,473	—
FHLB and other restricted stock	22,977	22,977	—	—	22,977
Securities held in a Rabbi Trust	5,987	5,987	5,987	—	—
Mortgage servicing rights	4,662	4,650	—	—	4,650
Interest rate swaps	25,647	25,647	—	25,647	—
Interest rate lock commitments	321	321	—	321	—
Forward sale contracts - mortgage loans	1	1	—	1	—
LIABILITIES
Deposits	$7,036,576	$7,034,595	$5,441,143	$1,593,452	$—
Securities sold under repurchase agreements	19,888	19,888	19,888	—	—
Short-term borrowings	281,319	281,319	281,319	—	—
Long-term borrowings	50,868	51,339	4,678	46,661	—
Junior subordinated debt securities	64,277	64,277	64,277	—	—
Interest rate swaps	25,615	25,615	—	25,615	—
(1)As reported in the Consolidated Balance Sheets

		Fair Value Measurements at December 31, 2018
(dollars in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$155,489	$155,489	$155,489	$—	$—
Securities	684,872	684,872	—	684,872	—
Loans held for sale	2,371	2,469	—	—	2,469
Portfolio loans, net	5,885,652	5,728,843	—	—	5,728,843
Bank owned life insurance	73,900	73,900	—	73,900	—
FHLB and other restricted stock	29,435	29,435	—	—	29,435
Securities held in a Rabbi Trust	4,725	4,725	4,725	—	—
Mortgage servicing rights	4,464	5,181	—	—	5,181
Interest rate swaps	5,504	5,504	—	5,504	—
Interest rate lock commitments	251	251	—	251	—
Forward sale contracts	55	55	—	55	—
LIABILITIES
Deposits	$5,673,922	$5,662,193	$4,261,884	$1,400,309	$—
Securities sold under repurchase agreements	18,383	18,383	18,383	—	—
Short-term borrowings	470,000	470,000	470,000	—	—
Long-term borrowings	70,314	70,578	38,610	31,968
Junior subordinated debt securities	45,619	45,619	45,619	—	—
Interest rate swaps	5,340	5,340	—	5,340	—
(1)As reported in the Consolidated Balance Sheets

NOTE 5. RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS
The Board of Governors of the Federal Reserve System, or the Federal Reserve, imposes certain reserve requirements on all depository institutions. These reserves are maintained in the form of vault cash or as an interest-bearing balance with the Federal Reserve. The required reserves averaged $43.9 million for 2019, $38.8 million for 2018 and $36.2 million for 2017.
NOTE 6. DIVIDEND AND LOAN RESTRICTIONS
S&T is a legal entity separate and distinct from its banking and other subsidiaries. A substantial portion of our revenues consist of dividend payments we receive from S&T Bank. S&T Bank, in turn, is subject to state laws and regulations that limit the amount of dividends it can pay to us. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve has indicated that banking organizations should generally pay dividends only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. Thus, under certain circumstances based upon our financial condition, our ability to declare and pay quarterly dividends may require consultation with the Federal Reserve and may be prohibited by applicable Federal Reserve Board guidance.
Federal law prohibits us from borrowing from S&T Bank unless such loans are collateralized by specific obligations. Further, such loans are limited to 10 percent of S&T Bank’s capital stock and surplus.
NOTE 7. SECURITIES
The following table presents the fair values of our securities portfolio at the dates presented:

	December 31,
(dollars in thousands)	2019	2018
Debt securities available-for-sale	$779,133	$680,056
Marketable equity securities	5,150	4,816
Total Securities	$784,283	$684,872

Debt Securities Available-for-Sale
The following tables present the amortized cost and fair value of debt securities available-for-sale as of December 31, 2019 and December 31, 2018:

	December 31, 2019				December 31, 2018
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$9,969	$71	$—	$10,040	$9,958	$—	$(222)	$9,736
Obligations of U.S. government corporations and agencies	155,969	1,773	(45)	157,697	129,267	68	(1,074)	128,261
Collateralized mortgage obligations of U.S. government corporations and agencies	186,879	2,773	(304)	189,348	149,849	795	(1,985)	148,659
Residential mortgage-backed securities of U.S. government corporations and agencies	22,120	321	(23)	22,418	24,564	203	(417)	24,350
Commercial mortgage-backed securities of U.S. government corporations and agencies	273,771	2,680	(581)	275,870	251,660	—	(4,876)	246,784
Corporate Obligations	7,603	24	—	7,627	—	—	—	—
Obligations of states and political subdivisions	112,116	4,017	—	116,133	119,872	2,448	(54)	122,266
Total Debt Securities Available-for-Sale	$768,427	$11,659	$(953)	$779,133	$685,170	$3,514	$(8,628)	$680,056

NOTE 7. SECURITIES AVAILABLE-FOR-SALE -- continued

The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Years ended December 31,
(dollars in thousands)	2019	2018	2017
Gross realized gains	$41	$—	$3,986
Gross realized losses	(67)	—	(986)
Net Realized (Losses)/Gains	$(26)	$—	$3,000

The following tables present the fair value and the age of gross unrealized losses on debt securities available-for-sale by investment category as of the dates presented:

	December 31, 2019
	Less Than 12 Months			12 Months or More				Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	—	$—	$—	—	$—	$—
Obligations of U.S. government corporations and agencies	3	22,638	(45)	—	—	—	3	22,638	(45)
Collateralized mortgage obligations of U.S. government corporations and agencies	6	23,393	(73)	6	25,254	(231)	12	48,647	(304)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	982	(2)	1	2,534	(21)	2	3,516	(23)
Commercial mortgage-backed securities of U.S. government corporations and agencies	9	90,005	(581)	—	—	—	9	90,005	(581)
Corporate Obligations (1)	1	79	—	—	—	—	1	79	—
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total Temporarily Impaired Debt Securities	20	$137,097	$(701)	7	$27,788	$(252)	27	$164,885	$(953)
(1) Unrealized loss on Corporate Obligations rounded to less than one thousand dollars.

	December 31, 2018
	Less Than 12 Months			12 Months or More				Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	1	$9,736	$(222)	1	$9,736	$(222)
Obligations of U.S. government corporations and agencies	7	67,649	(613)	6	35,760	(461)	13	103,409	(1,074)
Collateralized mortgage obligations of U.S. government corporations and agencies	2	12,495	(44)	14	76,179	(1,941)	16	88,674	(1,985)
Residential mortgage-backed securities of U.S. government corporations and agencies	2	2,327	(45)	3	9,241	(372)	5	11,568	(417)
Commercial mortgage-backed securities of U.S. government corporations and agencies	8	75,466	(1,032)	19	171,318	(3,844)	27	246,784	(4,876)
Obligations of states and political subdivisions	2	9,902	(23)	1	5,247	(31)	3	15,149	(54)
Total Temporarily Impaired Debt Securities	21	$167,839	$(1,757)	44	$307,481	$(6,871)	65	$475,320	$(8,628)

NOTE 7. SECURITIES AVAILABLE-FOR-SALE -- continued

We do not believe any individual unrealized loss as of December 31, 2019 represents an other-than-temporary impairment, or OTTI. At December 31, 2019, there were 27 debt securities and at December 31, 2018 there were 65 debt securities in an unrealized loss position. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities are determined to be investment grade and paying principal and interest according to the contractual terms of the security. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.
The following table presents net unrealized gains and losses, net of tax, on debt securities available-for-sale included in accumulated other comprehensive income/(loss), for the periods presented:

	December 31, 2019			December 31, 2018
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
Total unrealized gains/(losses) on debt securities available-for-sale	$11,659	$(953)	$10,706	$3,514	$(8,628)	$(5,114)
Income tax (expense) benefit	(2,486)	203	(2,283)	(746)	1,832	1,086
Net Unrealized Gains/(Losses), Net of Tax Included in Accumulated Other Comprehensive Income/(Loss)	$9,173	$(750)	$8,423	$2,768	$(6,796)	$(4,028)

The amortized cost and fair value of debt securities available-for-sale at December 31, 2019 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$103,008	$103,278
Due after one year through five years	98,401	100,527
Due after five years through ten years	69,213	71,933
Due after ten years	15,035	15,759
Debt Securities Available-for-Sale With Maturities	285,657	291,497
Collateralized mortgage obligations of U.S. government corporations and agencies	186,879	189,348
Residential mortgage-backed securities of U.S. government corporations and agencies	22,120	22,418
Commercial mortgage-backed securities of U.S. government corporations and agencies	273,771	275,870
Total Debt Securities Available-for-Sale	$768,427	$779,133

At December 31, 2019 and 2018, debt securities with carrying values of $286 million and $236 million were pledged for various regulatory and legal requirements.
Marketable Equity Securities
The following table presents realized and unrealized net gains and losses for our marketable equity securities for the periods presented:

	Years ended December 31,
(dollars in thousands)	2019	2018	2017
Marketable Equity Securities
Unrealized Gains on Equity Securities Held at Beginning of Year	$1,001	$1,329	$3,670
Net market gains/(losses)	334	(328)	1,646
Less: Net gains for equity securities sold	—	—	3,987
Unrealized Gains on Equity Securities Still Held	$1,335	$1,001	$1,329

NOTE 8. LOANS AND LOANS HELD FOR SALE
Loans are presented net of unearned income of $4.6 million and $5.3 million at December 31, 2019 and 2018 and net of a discount related to purchase accounting fair value adjustments of $12.3 million and $3.3 million at December 31, 2019 and December 31, 2018.
The following table summarizes the composition of originated and acquired loans as of the dates presented:

	December 31,
(dollars in thousands)	2019	2018
Commercial
Commercial real estate	$3,416,518	$2,921,832
Commercial and industrial	1,720,833	1,493,416
Commercial construction	375,445	257,197
Total Commercial Loans	5,512,796	4,672,445
Consumer
Residential mortgage	998,585	726,679
Home equity	538,348	471,562
Installment and other consumer	79,033	67,546
Consumer construction	8,390	8,416
Total Consumer Loans	1,624,356	1,274,203
Total Portfolio Loans	7,137,152	5,946,648
Loans held for sale	5,256	2,371
Total Loans	$7,142,408	$5,949,019

As of December 31, 2019 our acquired portfolio loans from the DNB merger were $899.3 million including $455.6 million of CRE, $85.4 million of C&I, $77.1 million of commercial construction, $219.7 million of residential mortgage, $56.4 million of home equity, $4.1 million of installment and other and $1.0 million of consumer construction.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 77 percent of total portfolio loans at December 31, 2019 and 79 percent at December 31, 2018. Within our commercial portfolio, the CRE and Commercial Construction portfolios combined comprised $3.8 billion or 69 percent of total commercial loans and 53 percent of total portfolio loans at December 31, 2019 and comprised $3.2 billion or 68 percent of total commercial loans and 53 percent of total portfolio loans at December 31, 2018. Further segmentation of the CRE and Commercial Construction portfolios by collateral type reveals no concentration in excess of 11 percent of both total CRE and Commercial Construction loans at December 31, 2019 and 14 percent at December 31, 2018.
We lend primarily in Pennsylvania and the contiguous states of Ohio, New York, West Virginia and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this geography, resulting in a concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data and information supplied by our customers. We also use subscription services for additional geographic and industry specific information. Our CRE and Commercial Construction portfolios have exposure outside this geography of 5.4 percent of the combined portfolios and 2.9 percent of total portfolio loans at both December 31, 2019 and 2018.

NOTE 8. LOANS AND LOANS HELD FOR SALE -- continued

The following table summarizes our restructured loans as of the dates presented:

	December 31, 2019			December 31, 2018
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$22,233	$6,713	$28,946	$2,054	$1,139	$3,193
Commercial and industrial	6,909	695	7,604	7,026	6,646	13,672
Commercial construction	1,425	—	1,425	1,912	406	2,318
Residential mortgage	2,013	822	2,835	2,214	1,543	3,757
Home equity	4,371	678	5,049	3,568	1,349	4,917
Installment and other consumer	9	4	13	12	5	17
Total	$36,960	$8,912	$45,872	$16,786	$11,088	$27,874

The significant increase in performing TDRs in 2019 primarily related to a $20.2 million CRE relationship that was modified during the third quarter of 2019. The modification granted a concession to the borrower that reduced their monthly payments resulting in the TDR. The loan remains in performing status based on the strong historical repayment performance of the borrower prior to the restructure as well as recent changes occurring in the business which demonstrate the borrower’s ability to pay under the revised contractual terms. Guarantor support and sufficient collateral value further support the performing status of the loan.

NOTE 8. LOANS AND LOANS HELD FOR SALE -- continued

The following tables present the restructured loans by loan segment and by type of concession for the years ended December 31:

	2019				2018
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Totals by Loan Segment
Commercial Real Estate
Maturity date extension	—	$—	$—	$—	1	$256	$179	$(77)
Maturity date extension and interest rate reduction	1	150	145	(6)	—	—	—	—
Principal deferral	3	23,517	23,059	(458)	1	90	90	—
Principal deferral and maturity date extension	1	436	436	—	—	—	—	—
Below market interest rate	2	569	1,519	950	—	—	—	—
Total Commercial Real Estate	7	24,672	25,159	486	2	346	269	(77)
Commercial and Industrial
Maturity date extension	—	—	—	—	2	768	166	(602)
Maturity date extension and interest rate reduction	1	4,751	4,136	(616)	—	—	—	—
Principal deferral	1	1,250	1,250	—	4	4,815	4,383	(432)
Principal deferral and maturity date extension	1	292	275	(17)	6	5,355	5,341	(14)
Total Commercial and Industrial	3	6,294	5,661	(633)	12	10,938	9,890	(1,048)
Residential Mortgage
Principal deferral and maturity date extension	3	183	183	—	—	—	—	—
Consumer bankruptcy(2)	3	165	157	(9)	5	387	374	(13)
Total Residential Mortgage	6	348	340	(9)	5	387	374	(13)
Home equity
Maturity date extension and interest rate reduction	—	—	—	—	2	47	46	(1)
Principal deferral and maturity date extension	2	39	39	—	—	—	—	—
Interest rate reduction	2	190	188	(2)	1	120	120	—
Consumer bankruptcy(2)	29	886	810	(77)	22	811	681	(130)
Total Home Equity	33	1,116	1,037	(79)	25	978	847	(131)
Installment and Other Consumer
Consumer bankruptcy(2)	4	16	11	(5)	2	23	4	(19)
Total Installment and Other Consumer	4	$16	$11	$(5)	2	$23	$4	$(19)
Totals by Concession Type
Maturity date extension	—	$—	$—	$—	3	$1,024	$345	$(679)
Maturity date extension and interest rate reduction	2	4,902	4,280	(622)	2	47	46	(1)
Principal deferral	4	24,767	24,309	(458)	5	4,905	4,473	(432)
Principal deferral and maturity date extension	7	950	933	(17)	6	5,355	5,341	$(14)
Interest rate reduction	2	190	188	(2)	1	120	120	—
Below market interest rate	2	569	1,519	950	—	—	—	—
Consumer bankruptcy(2)	36	1,068	977	(91)	29	1,221	1,059	$(162)
Total	53	$32,446	$32,206	$(240)	46	$12,672	$11,384	$(1,288)
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

NOTE 8. LOANS AND LOANS HELD FOR SALE -- continued

We had 24 commitments for $4.6 million to lend additional funds on TDRs at December 31, 2019 compared to six commitments for $11.6 million at December 31, 2018. We had six TDRs with a total loan balance of $0.5 million that were returned to accruing status during 2019. We returned no TDRs to accruing status during 2018.
Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. There were no TDRs that defaulted during the year ended December 31, 2019 and four TDRs that defaulted during 2018 totaling $4.4 million that were restructured within the last 12 months prior to defaulting.
The following table is a summary of nonperforming assets as of the dates presented:

	December 31,
(dollars in thousands)	2019	2018
Nonperforming Assets
Nonaccrual loans	$45,145	$34,985
Nonaccrual TDRs	8,912	11,088
Total nonaccrual loans	54,057	46,073
OREO	3,525	3,092
Total Nonperforming Assets	$57,582	$49,165

NPAs increased $8.4 million to $57.6 million during 2019 compared to $49.2 million for the year ended 2018. The increase is primarily related to one commercial and industrial nonperforming, impaired loan relationship of $10.0 million that experienced deterioration during the fourth quarter of 2019.
The following table presents a summary of the aggregate amount of loans to certain officers, directors of S&T or any affiliates of such persons as of December 31:

(dollars in thousands)	2019	2018
Balance at beginning of year	$8,682	$10,070
New loans	2,442	2,841
Repayments or no longer considered a related party	(2,899)	(4,229)
Balance at end of year	$8,225	$8,682

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

Note 9. ALLOWANCE FOR LOAN LOSSES - continued

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
The ALL methodology for groups of loans collectively evaluated for impairment is comprised of both a quantitative and qualitative analysis. A key assumption in the quantitative component of the reserve is the LEP. The LEP is an estimate of the average amount of time from the point at which a loss is incurred on a loan to the point at which the loss is confirmed. Another key assumption is the LBP which represents the historical data period utilized to calculate loss rates.
Management monitors various credit quality indicators for both the commercial and consumer loan portfolios, including delinquency, nonperforming status and changes in risk ratings on a monthly basis.
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	December 31, 2019
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due(1)	Non- performing	Total Past Due Loans	Total Loans
Commercial real estate	$3,376,156	$9,595	$716	$911	$29,140	$40,362	$3,416,518
Commercial and industrial	1,700,522	2,940	1,946	1,443	13,982	20,311	1,720,833
Commercial construction	372,589	956	1,163	—	737	2,856	375,445
Residential mortgage	986,148	2,016	1,727	1,175	7,519	12,437	998,585
Home equity	533,367	2,059	141	142	2,639	4,981	538,348
Installment and other consumer	78,189	426	292	86	40	844	79,033
Consumer construction	8,390	—	—	—	—	—	8,390
Loans held for sale	5,256	—	—	—	—	—	5,256
Total	$7,060,617	$17,992	$5,985	$3,757	$54,057	$81,791	$7,142,408
(1)Represents acquired loans that were recorded at fair value at the acquisition date and remain performing.

	December 31, 2018
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Non- performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,903,997	$3,638	$2,145	$—	$12,052	$17,835	$2,921,832
Commercial and industrial	1,482,473	1,000	983	—	8,960	10,943	1,493,416
Commercial construction	243,004	—	—	—	14,193	14,193	257,197
Residential mortgage	717,447	1,584	520	—	7,128	9,232	726,679
Home equity	465,152	2,103	609	—	3,698	6,410	471,562
Installment and other consumer	67,281	148	75	—	42	265	67,546
Consumer construction	8,416	—	—	—	—	—	8,416
Loans held for sale	2,371	—	—	—	—	—	2,371
Total	$5,890,141	$8,473	$4,332	$—	$46,073	$58,878	$5,949,019

We continually monitor the commercial loan portfolio through an internal risk rating system. Loan risk ratings are assigned based upon the creditworthiness of the borrower and are reviewed on an ongoing basis according to our internal policies. Loans within the pass rating generally have a lower risk of loss than loans risk rated as special mention and substandard.

Note 9. ALLOWANCE FOR LOAN LOSSES - continued

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
Doubtful—Loans classified doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.
The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	December 31, 2019
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$3,270,437	95.7%	$1,636,314	95.1%	$347,324	92.5%	$5,254,076	95.3%
Special mention	57,285	1.7%	36,484	2.1%	10,109	2.7%	103,878	1.9%
Substandard	86,772	2.5%	47,980	2.8%	17,899	4.8%	152,651	2.8%
Doubtful	2,023	—%	55	—%	113	—%	2,191	—%
Total	$3,416,518	100.0%	$1,720,833	100.0%	$375,445	100.0%	$5,512,796	100.0%

	December 31, 2018
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,774,997	95.0%	$1,394,067	93.4%	$233,103	90.7%	$4,402,167	94.3%
Special mention	54,627	1.9%	25,368	1.7%	7,349	2.8%	87,344	1.8%
Substandard	90,913	3.1%	73,621	4.9%	16,658	6.5%	181,192	3.9%
Doubtful	1,295	—%	360	—%	87	—%	1,742	—%
Total	$2,921,832	100.0%	$1,493,416	100.0%	$257,197	100.0%	$4,672,445	100.0%

Commercial substandard loans decreased $28.5 million from December 31, 2018 mainly due to loan pay-offs and upgrades of risk ratings. Special mention loans increased $16.5 million to $103.9 million at December 31, 2019 due to downgrades as a result of updated financial information.
We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans. Loans 90 days past due and still performing represent acquired loans that were recorded at fair value at the acquisition date.

Note 9. ALLOWANCE FOR LOAN LOSSES - continued

The following tables present the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	December 31, 2019
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$991,066	99.2%	$535,709	99.5%	$78,993	99.9%	$8,390	100.0%	$1,614,158	99.4%
Nonperforming	7,519	0.8%	2,639	0.5%	40	0.1%	—	—%	10,198	0.6%
Total	$998,585	100.0%	$538,348	100.0%	$79,033	100.0%	$8,390	100.0%	$1,624,356	100.0%

	December 31, 2018
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$719,551	99.0%	$467,864	99.2%	$67,504	99.9%	$8,416	100.0%	$1,263,335	99.1%
Nonperforming	7,128	1.0%	3,698	0.8%	42	0.1%	—	—%	10,868	0.9%
Total	$726,679	100.0%	$471,562	100.0%	$67,546	100.0%	$8,416	100.0%	$1,274,203	100.0%

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
The following table summarizes investments in loans considered to be impaired and related information on those impaired loans as of the dates presented:

	December 31, 2019			December 31, 2018
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With a related allowance recorded:
Commercial real estate	$13,011	$14,322	$2,023	$7,733	$7,733	$1,295
Commercial and industrial	10,001	10,001	55	884	893	360
Commercial construction	489	489	113	489	489	87
Consumer real estate	—	—	—	15	14	10
Other consumer	9	9	9	11	12	11
Total with a Related Allowance Recorded	23,510	24,821	2,200	9,132	9,141	1,763
Without a related allowance recorded:
Commercial real estate	34,909	40,201	—	3,636	4,046	—
Commercial and industrial	7,605	10,358	—	12,788	14,452	—
Commercial construction	1,425	2,935	—	15,286	19,198	—
Consumer real estate	7,884	8,445	—	8,659	9,635	—
Other consumer	4	11	—	5	18	—
Total without a Related Allowance Recorded	51,827	61,950	—	40,374	47,349	—
Total:
Commercial real estate	47,920	54,523	2,023	11,369	11,779	1,295
Commercial and industrial	17,606	20,359	55	13,672	15,345	360
Commercial construction	1,914	3,424	113	15,775	19,687	87
Consumer real estate	7,884	8,445	—	8,674	9,649	10
Other consumer	13	20	9	16	30	11
Total	$75,337	$86,771	$2,200	$49,506	$56,490	$1,763

Note 9. ALLOWANCE FOR LOAN LOSSES - continued

Impaired loans increased $25.8 million to $75.3 million compared to $49.5 million at December 31, 2018. During 2019, we modified a $20.2 million commercial relationship. The modification granted a concession to the borrower that reduced their monthly payments resulting in a TDR. The loan remains in performing status based on the strong historical repayment performance of the borrower prior to the restructure as well as recent changes occurring in the business which demonstrate the borrower’s ability to pay under the revised contractual terms. Guarantor support and sufficient collateral value further support the performing status of the loan.
The following table summarizes average recorded investment and interest income recognized on loans considered to be impaired for the years presented:

	For the Year Ended
	December 31, 2019		December 31, 2018
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial real estate	$14,018	$—	$7,780	$238
Commercial and industrial	10,135	576	591	38
Commercial construction	489	—	561	—
Consumer real estate	—	—	16	1
Other consumer	13	1	19	1
Total with a Related Allowance Recorded	24,655	577	8,967	278
Without a related allowance recorded:
Commercial real estate	35,739	943	3,911	172
Commercial and industrial	5,565	368	4,722	257
Commercial construction	1,831	131	17,643	217
Consumer real estate	8,190	397	9,701	483
Other consumer	7	—	24	—
Total without a Related Allowance Recorded	51,332	1,839	36,001	1,129
Total:
Commercial real estate	49,757	943	11,691	410
Commercial and industrial	15,700	944	5,313	295
Commercial construction	2,320	131	18,204	217
Consumer real estate	8,190	397	9,717	484
Other consumer	20	1	43	1
Total	$75,987	$2,416	$44,968	$1,407

Note 9. ALLOWANCE FOR LOAN LOSSES - continued

The following tables detail activity in the ALL for the periods presented:

	2019
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total
Balance at beginning of year	$33,707	$11,596	$7,983	$6,187	$1,523	$60,996
Charge-offs	(3,664)	(8,928)	(406)	(1,353)	(1,838)	(16,189)
Recoveries	137	1,388	5	637	377	2,544
Net (Charge-offs)	(3,527)	(7,540)	(401)	(716)	(1,461)	(13,645)
Provision for loan losses	397	11,625	318	866	1,667	14,873
Balance at End of Year	$30,577	$15,681	$7,900	$6,337	$1,729	$62,224

	2018
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total
Balance at beginning of year	$27,235	$8,966	$13,167	$5,479	$1,543	$56,390
Charge-offs	(372)	(8,574)	(2,630)	(1,319)	(1,694)	(14,589)
Recoveries	309	1,723	1,135	541	492	4,200
Net (Charge-offs)	(63)	(6,851)	(1,495)	(778)	(1,202)	(10,389)
Provision for loan losses	6,535	9,481	(3,689)	1,486	1,182	14,995
Balance at End of Year	$33,707	$11,596	$7,983	$6,187	$1,523	$60,996

Loans acquired in the DNB merger were recorded at fair value of $909.0 million with no carryover of the related ALL.
The following tables present the ALL and recorded investments in loans by category as of December 31:

	2019
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$2,023	$28,554	$30,577	$47,920	$3,368,598	$3,416,518
Commercial and industrial	55	15,626	15,681	17,606	1,703,227	1,720,833
Commercial construction	113	7,787	7,900	1,914	373,531	375,445
Consumer real estate	—	6,337	6,337	7,884	1,537,439	1,545,323
Other consumer	9	1,720	1,729	13	79,020	79,033
Total	$2,200	$60,024	$62,224	$75,337	$7,061,815	$7,137,152

	2018
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$1,295	$32,412	$33,707	$11,369	$2,910,463	$2,921,832
Commercial and industrial	360	11,236	11,596	13,672	1,479,744	1,493,416
Commercial construction	87	7,896	7,983	15,775	241,422	257,197
Consumer real estate	10	6,177	6,187	8,674	1,197,983	1,206,657
Other consumer	11	1,512	1,523	16	67,530	67,546
Total	$1,763	$59,233	$60,996	$49,506	$5,897,142	$5,946,648

NOTE 10. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES
We have 51 lease contracts that we have recognized under the new lease standard, ASC Topic 842. These leases are for our branch, loan production and support services facilities. We have recognized 48 operating leases and three finance leases under the new lease accounting standard. Included in the lease expense for premises are leases with one S&T director, which totaled approximately $0.2 million for each of the three years 2019, 2018 and 2017.
The following table presents our lease expense for finance and operating leases for the years ended December 31:

(dollars in thousands)	2019	2018	2017
Operating lease expense	$4,221	$3,850	$3,980
Amortization of ROU assets - finance leases	101	44	43
Interest on lease liabilities - finance leases (1)	74	11	20
Total Lease Expense	$4,396	$3,905	$4,043
(1) Included in borrowings interest expense in our Consolidated Statements of Net Income. All other lease costs in this table are included in net occupancy expense.
The following table presents our ROU assets, weighted average term and the discount rates for finance and operating leases as of December 31, 2019:

(dollars in thousands)
Operating Leases
ROU assets			$47,686
Operating cash flows			$5,028
Finance Leases
ROU assets			$1,513
Operating cash flows			$47
Financing cash flows			$57
Weighted Average Lease Term - Years
Operating leases			19.18
Finance leases			12.16
Weighted Average Discount Rate
Operating leases			5.94%
Finance leases			5.73%

Leases acquired from the DNB merger were remeasured at the acquisition date resulting in a ROU asset of $10.9 million at December 31, 2019.
The following table presents the maturity analysis of lease liabilities for finance and operating leases as of December 31, 2019:

(dollars in thousands)
Maturity Analysis	Finance	Operating	Total
2020	$267	$4,618	$4,885
2021	269	4,586	4,855
2022	225	4,647	4,872
2023	129	4,716	4,845
2024	130	4,760	4,890
Thereafter	1,277	69,641	70,918
Total	2,297	92,968	95,265
Less: Present value discount	(719)	(40,461)	(41,180)
Lease Liabilities	$1,578	$52,507	$54,085

NOTE 11. PREMISES AND EQUIPMENT
The following table is a summary of premises and equipment as of the dates presented:

	December 31,
(dollars in thousands)	2019	2018
Land	$9,018	$6,266
Premises	60,767	52,423
Furniture and equipment	41,713	36,911
Leasehold improvements	11,290	7,118
	122,788	102,718
Accumulated depreciation	(65,848)	(60,988)
Total	$56,940	$41,730

Certain banking facilities are leased under finance leases and are included in total premises and equipment. We have one right-of-use asset for land in the amount of $0.4 million and two right-of use assets for buildings totaling $1.1 million. Additional information relating to leased right-of-use assets is included in Note 10. Right-of-Use Assets and Lease Liabilities.
Depreciation expense related to premises and equipment was $5.4 million in 2019, $5.0 million in 2018 and $5.1 million in 2017.

NOTE 12. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents goodwill as of the dates presented:

	December 31,
(dollars in thousands)	2019	2018
Balance at beginning of year	$287,446	$291,670
Additions(1)	84,175	—
Other adjustments	—	(4,224)
Balance at End of Year	$371,621	$287,446

(1)Management is continuing to evaluate the purchase accounting fair value adjustments for the DNB merger. Any changes in preliminary estimates will be adjusted in goodwill in subsequent periods, but not extending beyond one year from the date of acquisition.
Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Additional goodwill of $84.2 million was recorded during 2019 for our acquisition of DNB. Refer to Note 2 Business Combinations for further details on the DNB merger. We sold a majority interest in our insurance business which reduced goodwill by $4.2 million in 2018.
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
The following table presents a summary of intangible assets as of the dates presented:

	December 31,
(dollars in thousands)	2019	2018
Gross carrying amount at beginning of year	$21,898	$22,114
Additions (1)	9,154	80
Other adjustments	—	(296)
Accumulated amortization	(20,133)	(19,297)
Balance at End of Year	$10,919	$2,601
(1) Management is still evaluating the intangible asset valuation due to the final independent valuation report not being complete. Any changes in preliminary estimates will be adjusted in goodwill in subsequent periods, but not extending beyond one year from the date of acquisition.
Intangible assets as of December 31, 2019 consisted of $10.9 million for core deposits and wealth management customer relationships resulting from acquisitions. The addition of $9.2 million during 2019 was due to $7.3 million for core deposit intangible assets and $1.9 million for wealth management customer relationships related to the DNB merger. We determined the amount of identifiable intangible assets for our core deposits based upon an independent valuation. Other intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. There were no triggering events in 2019 requiring an impairment analysis to be completed.
Amortization expense on finite-lived intangible assets totaled $0.8 million, $0.9 million and $1.2 million for 2019, 2018 and 2017.
The following is a summary of the expected amortization expense for finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2019 and thereafter:

(dollars in thousands)	Amount
2020	$2,421
2021	1,738
2022	1,474
2023	1,274
2024	1,110
Thereafter	2,902
Total	$10,919

NOTE 13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table indicates the amounts representing the value of derivative assets and derivative liabilities at December 31:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	2019	2018	2019	2018
Derivatives not Designated as Hedging Instruments
Interest Rate Swap Contracts—Commercial Loans
Fair value	$25,647	$5,504	$25,615	$5,340
Notional amount	740,762	325,750	740,762	325,750
Collateral posted	—	160	26,127	—
Interest Rate Lock Commitments—Mortgage Loans
Fair value	321	251	—	—
Notional amount	9,829	6,054	—	—
Forward Sale Contracts—Mortgage Loans
Fair value	1	55	—	—
Notional amount	12,750	6,000	—	—

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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at December 31:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	2019	2018	2019	2018
Derivatives not Designated as Hedging Instruments
Gross amounts recognized	$26,146	$8,733	$26,114	$8,569
Gross amounts offset	(499)	(3,229)	(499)	(3,229)
Net amounts presented in the Consolidated Balance Sheets	25,647	5,504	25,615	5,340
Gross amounts not offset(1)	—	(160)	(26,127)	—
Net Amount	$25,647	$5,344	$(512)	$5,340
(1)Amounts represent collateral received/posted for the periods presented.
The following table indicates the gain or loss recognized in income on derivatives for the years ended December 31:

(dollars in thousands)	2019	2018	2017
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(132)	$145	$17
Interest rate lock commitments—mortgage loans	70	25	(11)
Forward sale contracts—mortgage loans	(54)	60	52
Total Derivative (Loss)/Gain	$(116)	$230	$58

NOTE 14. MORTGAGE SERVICING RIGHTS
For the years ended December 31, 2019, 2018 and 2017, the 1-4 family mortgage loans that were sold to Fannie Mae amounted to $94.5 million, $79.3 million and $78.8 million. At December 31, 2019, 2018 and 2017 our servicing portfolio totaled $509.2 million, $473.7 million and $441.0 million.
The following table indicates MSRs and the net carrying values:

(dollars in thousands)	Servicing Rights	Valuation Allowance	Net Carrying Value
Balance at December 31, 2017	$4,192	$(59)	$4,133
Additions	907	—	907
Amortization	(581)	—	(581)
Temporary recapture	—	5	5
Balance at December 31, 2018	$4,518	$(54)	$4,464
Additions	1,086	—	1,086
Amortization	(665)	—	(665)
Temporary (impairment)	—	(223)	(223)
Balance at December 31, 2019	$4,939	$(277)	$4,662

NOTE 15. QUALIFIED AFFORDABLE HOUSING
As part of our responsibilities under the Community Reinvestment Act and due to their favorable federal income tax benefits, we invest in Low Income Housing projects. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. We use the cost method to account for these partnerships.
Our total investment in qualified affordable housing projects was $4.8 million at December 31, 2019 and $6.3 million at December 31, 2018. Amortization expense, included in other noninterest expense in the Consolidated Statements of Net Income, was $2.6 million, $2.7 million and $3.0 million for December 31, 2019, 2018 and 2017. The amortization expense was offset by tax credits of $4.2 million, $3.1 million and $3.4 million for December 31, 2019, 2018 and 2017 as a reduction to our federal tax provision.
On September 11, 2019, we entered into a new qualified affordable housing project and committed to an investment of $10.2 million. As of December 31, 2019, we have invested $1.5 million in this new project. We expect to recognize a $0.5 million income tax benefit in our tax provision in 2020 from tax credits related to this project.

NOTE 16. DEPOSITS
The following table presents the composition of deposits at December 31 and interest expense for the years ended December 31:

	2019		2018		2017
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$1,698,082	$—	$1,421,156	$—	$1,387,712	$—
Interest-bearing demand	962,331	3,915	573,693	93	603,141	67
Money market	1,949,811	30,236	1,482,065	20,018	1,146,156	9,204
Savings	830,919	1,928	784,970	1,773	893,119	2,081
Certificates of deposit	1,595,433	26,947	1,412,038	18,972	1,397,763	13,978
Total	$7,036,576	$63,026	$5,673,922	$40,856	$5,427,891	$25,330

The aggregate of all certificates of deposits over $100,000, including brokered CDs, was $754.8 million and $575.2 million at December 31, 2019 and 2018. Certificates of deposits over $250,000, including brokered CDs, were $347.5 million and $256.0 million at December 31, 2019 and 2018.
The following table indicates the scheduled maturities of certificates of deposit at December 31, 2019:

(dollars in thousands)	Amount
2020	$1,272,707
2021	220,480
2022	63,915
2023	21,991
2024	12,012
Thereafter	4,328
Total	$1,595,433

NOTE 17. SHORT-TERM BORROWINGS
Short-term borrowings are for terms under or equal to one year and are comprised of securities sold under REPOs and FHLB advances. All REPOs are overnight short-term investments and are not insured by the Federal Deposit Insurance Corporation, or FDIC. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and, therefore, the REPOs are accounted for as secured borrowings. Mortgage-backed securities with amortized cost of $22.7 million and carrying value of $23.0 million at December 31, 2019 and amortized cost of $24.2 million and carrying value of $23.9 million at December 31, 2018 were pledged as collateral for these secured transactions. The pledged securities are held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral is low. Collateral pledging requirements with REPOs are monitored daily. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans.
The following table presents the composition of short-term borrowings, the weighted average interest rate as of December 31 and interest expense for the years ended December 31:

	2019			2018			2017
(dollars in thousands)	Balance	Weighted Average Interest Rate	Interest Expense	Balance	Weighted Average Interest Rate	Interest Expense	Balance	Weighted Average Interest Rate	Interest Expense
REPOs	$19,888	0.74%	$110	$18,383	0.46%	$222	$50,161	0.39%	$54
FHLB advances	281,319	1.84%	6,416	470,000	2.65%	11,082	540,000	1.47%	7,399
Total Short-term Borrowings	$301,207	1.76%	$6,526	$488,383	2.57%	$11,304	$590,161	1.38%	$7,453

NOTE 18. LONG-TERM BORROWINGS AND SUBORDINATED DEBT
Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances, capital leases and junior subordinated debt securities. Our long-term borrowings at the Pittsburgh FHLB were $49.3 million as of December 31, 2019 and $69.8 million as of December 31, 2018. Long-term FHLB advances are secured by the same loans as short-term FHLB advances. Total loans pledged as collateral at the FHLB were $4.4 billion at December 31, 2019. We were eligible to borrow up to an additional $2.6 billion based on qualifying collateral, to a maximum borrowing capacity of $3.1 billion at December 31, 2019.
The following table represents the balance of long-term borrowings, the weighted average interest rate as of December 31 and interest expense for the years ended December 31:

(dollars in thousand)	2019	2018	2017
Long-term borrowings	$50,868	$70,314	$47,301
Weighted average interest rate	2.60%	2.84%	1.88%
Interest expense	$1,831	$1,129	$463

Scheduled annual maturities and average interest rates for all of our long-term debt for each of the five years subsequent to December 31, 2019 and thereafter are as follows:

(dollars in thousands)	Balance	Average Rate
2020	$27,058	2.91%
2021	1,115	3.57%
2022	7,592	2.24%
2023	464	5.71%
2024	13,381	1.71%
Thereafter	1,258	5.83%
Total	$50,868	2.61%

Junior Subordinated Debt Securities
The following table represents the composition of junior subordinated debt securities at December 31 and the interest expense for the years ended December 31:

	2019		2018		2017
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Junior subordinated debt	$34,753	$1,059	$25,000	$951	$25,000	$708
Junior subordinated debt—trust preferred securities	29,524	1,251	20,619	1,149	20,619	955
Total	$64,277	$2,310	$45,619	$2,100	$45,619	$1,663

The following table summarizes the key terms of our junior subordinated debt securities:

(dollars in thousands)	2001 Trust Preferred Securities	2005 Trust Preferred Securities	2015 Junior Subordinated Debt	2006 Junior Subordinated Debt	2008 Trust Preferred Securities
Junior Subordinated Debt	$—	$—	$9,750	$25,000	$—
Trust Preferred Securities	5,155	4,124	—	—	20,619
Stated Maturity Date	7/25/2031	5/23/2035	3/6/2025	12/15/2036	3/15/2038
Optional redemption date at par	Any time after 7/25/2011	Any time after 5/23/2010	Quarterly after 4/1/2020	Any time after 9/15/2011	Any time after 3/15/2013
Regulatory Capital	Tier 1	Tier 1	Tier 2	Tier 2	Tier 1
Interest Rate	6 Month LIBOR plus 375 bps	3 Month LIBOR plus 177 bps	fixed at 4.25% until 4/1/2020 then prime plus 100 bps	3 month LIBOR plus 160 bps	3 month LIBOR plus 350 bps
Interest Rate at December 31, 2019	6.00%	3.68%	4.25%	3.49%	5.39%

We have completed three private placements of trust preferred securities to financial institutions. As a result, we own 100 percent of the common equity of STBA Capital Trust I, DNB Capital Trust I and DNB Capital Trust II, or the Trusts. The Trusts were formed to issue mandatorily redeemable capital securities to third-party investors. The proceeds from the sale of the securities and the issuance of the common equity by the Trusts were invested in junior subordinated debt securities issued by us. The third party investors are considered the primary beneficiaries of the Trusts; therefore, the Trusts qualify as variable interest entities, but are not consolidated into our financial statements. The Trusts pays dividends on the securities at the same rate as the interest paid by us on the junior subordinated debt held by the Trusts. DNB Capital Trust I and DNB Capital Trust II were acquired with the DNB merger.

NOTE 19. COMMITMENTS AND CONTINGENCIES
Commitments
The following table sets forth our commitments and letters of credit as of the dates presented:

	December 31,
(dollars in thousands)	2019	2018
Commitments to extend credit	$1,910,805	$1,464,892
Standby letters of credit	80,040	77,134
Total	$1,990,845	$1,542,026

Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
Our allowance for unfunded loan commitments totaled $3.0 million at December 31, 2019 and $2.1 million at December 31, 2018. The allowance for unfunded commitments is included in other liabilities in the
Consolidated Balance Sheets.
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

NOTE 20. REVENUE FROM CONTRACTS WITH CUSTOMERS
The information presented in the following table presents the point of revenue recognition for revenue from contracts with customers. Other revenue streams are excluded such as: interest income, net securities gains and losses, insurance, mortgage banking and other revenues that are accounted for under other GAAP.

		Years ended December 31,
(dollars in thousands)		2019	2018	2017
Revenue Streams (1)	Point of Revenue Recognition
Service charges on deposit accounts	Over a period of time	$1,859	$1,972	$1,984
	At a point in time	11,457	11,124	10,474
		$13,316	$13,096	$12,458

Debit and credit card	Over a period time	$723	$656	$537
	At a point in time	12,682	12,022	11,493
		$13,405	$12,679	$12,029

Wealth management	Over a period of time	$6,939	$7,113	$7,067
	At a point in time	1,684	2,971	2,691
		$8,623	$10,084	$9,758

Other fee revenue	At a point in time	$3,836	$3,854	$3,679
(1) Refer to Note 1. Summary of Significant Accounting Policies for the types of revenue streams that are included within each category.

NOTE 21. INCOME TAXES
The following table presents the composition of income tax expense (benefit) for the years ended December 31:

(dollars in thousands)	2019	2018	2017
Federal
Current	$18,918	$13,616	$32,282
Deferred	(406)	3,517	13,980
Total Federal	18,512	17,133	46,262
State
Current	589	720	323
Deferred	25	(8)	(148)
Total State	614	712	175
Total Federal and State	$19,126	$17,845	$46,437

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. We ordinarily generate an annual effective tax rate that is less than the statutory rate of 21 percent primarily due to benefits resulting from certain partnership investments, such as low income housing and historic rehabilitation projects, tax-exempt interest, excludable dividend income and tax-exempt income on BOLI. The state tax provision is due to taxable business activities conducted at our loan production office in New York.
On December 22, 2017, H.R.1, originally known as the Tax Cuts and Jobs Act, or Tax Act, was signed into law. The Tax Act resulted in significant changes to the U.S. corporate tax system including a federal corporate rate reduction from 35 percent to 21 percent. The Tax Act also established new tax laws that became effective January 1, 2018. GAAP requires us to record the effects of a tax law change in the period of enactment. As a result, in 2017 we re-measured our deferred tax assets and liabilities and recorded a provisional adjustment of $13.4 million. This re-measurement adjustment was recognized as an increase to our income tax expense in the fourth quarter of 2017. The calculation over the income tax effects of the Tax Act was completed in the third quarter of 2018. We recognized a $3.0 million income tax benefit as a result of finalizing the calculation.
The following table presents a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31:

	2019	2018	2017
Statutory tax rate	21.0%	21.0%	35.0%
Low income housing tax credits	(3.3)%	(2.5)%	(2.9)%
Tax-exempt interest	(2.1)%	(2.1)%	(4.0)%
Bank owned life insurance	(0.4)%	(0.4)%	(0.8)%
Gain on sale of a majority interest of insurance business	—%	0.7%	—%
Merger related expenses	0.3%	—%	—%
Other	0.8%	0.3%	0.3%
Impact of the Tax Act	—%	(2.5)%	11.3%
Effective Tax Rate	16.3%	14.5%	38.9%

NOTE 21. INCOME TAXES -- continued

The following table presents significant components of our temporary differences as of the dates presented:

	December 31,
(dollars in thousands)	2019	2018
Deferred Tax Assets:
Allowance for loan losses	$13,798	$13,463
Net unrealized losses on securities available-for-sale	—	1,091
Other employee benefits	3,039	2,712
Low income housing partnerships	3,494	3,249
Net adjustment to funded status of pension	5,438	5,173
Lease liabilities	11,257	—
State net operating loss carryforwards	5,134	4,573
Other	1,856	2,856
Gross Deferred Tax Assets	44,016	33,117
Less: Valuation allowance	(5,134)	(4,573)
Total Deferred Tax Assets	38,882	28,544
Deferred Tax Liabilities:
Net unrealized gains on securities available-for-sale	(2,570)	—
Prepaid pension	(5,971)	(6,164)
Deferred loan income	(3,555)	(3,219)
Purchase accounting adjustments	(1,269)	(100)
Depreciation on premises and equipment	(592)	(477)
Right-of-use lease assets	(10,476)	—
Other	(1,243)	(1,375)
Total Deferred Tax liabilities	(25,676)	(11,335)
Net Deferred Tax Asset	$13,206	$17,209

We establish a valuation allowance when it is more likely than not that we will not be able to realize the benefit of the deferred tax assets. Except for Pennsylvania net operating losses, or NOLs, we have determined that no valuation allowance is needed for deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income. The valuation allowance is reviewed quarterly and adjusted based on management’s assessments of realizable deferred tax assets. Gross deferred tax assets were reduced by a valuation allowance of $5.1 million in 2019 and $4.6 million in 2018 related to Pennsylvania income tax NOLs. The Pennsylvania NOL carryforwards total $51.4 million and will expire in the years 2020-2040.
Unrecognized Tax Benefits
The following table reconciles the change in Federal and State gross unrecognized tax benefits, or UTB, for the years ended December 31:

(dollars in thousands)	2019	2018	2017
Balance at beginning of year	$768	$909	$804
Prior period tax positions	(10)	(251)	(37)
Current period tax positions	293	110	142
Balance at End of Year	$1,051	$768	$909
Amount That Would Impact the Effective Tax Rate if Recognized	$848	$607	$770

We classify interest and penalties as an element of tax expense. We monitor changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2019, no significant changes to UTB are projected; however, tax audit examinations are possible. As of December 31, 2019, all income tax returns filed for the tax years 2016, 2017 and 2018 remain subject to examination by the IRS, and years 2015-2018 remain open for examination by the New York State Department of Taxation.

NOTE 22. TAX EFFECTS ON OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the tax effects of the components of other comprehensive income (loss) for the years ended December 31:

(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2019
Net change in unrealized gains on debt securities available-for sale	$15,793	$(3,367)	$12,426
Net available-for-sale securities losses reclassified into earnings	26	(6)	20
Adjustment to funded status of employee benefit plans	(1,282)	273	(1,009)
Other Comprehensive Income	$14,537	$(3,100)	$11,437
2018
Net change in unrealized gains on securities available-for-sale(1)	$(6,794)	$1,449	$(5,345)
Net available-for-sale securities losses reclassified into earnings	—	—	—
Adjustment to funded status of employee benefit plans	6,297	(1,343)	4,954
Other Comprehensive Loss	$(497)	$106	$(391)
2017
Net change in unrealized gains on securities available-for-sale	$(1,275)	$448	$(827)
Net available-for-sale securities gains reclassified into earnings	(3,000)	1,054	(1,946)
Adjustment to funded status of employee benefit plans	(1,992)	122	(1,870)
Other Comprehensive Loss	$(6,267)	$1,624	$(4,643)

(1) Due to the adoption of ASU No. 2016-01, net unrealized gains on marketable equity securities were reclassified from accumulated other comprehensive income to retained earnings during the three months ended March 31, 2018. The prior period data was not restated; as such, the change in unrealized gains on marketable securities is combined with the change in net unrealized gains on debt securities for the prior period ended December 31, 2017.

NOTE 23. EMPLOYEE BENEFITS
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
Our qualified and nonqualified defined benefit plans were amended to freeze benefit accruals for all persons entitled to benefits under the plan in 2016. We will continue recording pension expense related to these plans, primarily representing interest costs on the accumulated benefit obligation and amortization of actuarial losses accumulated in the plan, as well as income from expected investment returns on pension assets. Since the plans have been frozen, no service costs are included in net periodic pension expense. The expected long-term rate of return on plan assets is 4.80 percent.
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
The following table summarizes the activity in the benefit obligation and Plan assets deriving the funded status, which is recorded in other liabilities in the Consolidated Balance Sheets:

(dollars in thousands)	2019	2018
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$95,200	$106,664
Interest cost	3,987	3,882
Actuarial gain/(loss)	13,996	(7,371)
Acquisitions - DNB merger	6,778	—
Benefits paid	(6,282)	(7,975)
Projected Benefit Obligation at End of Year	$113,679	$95,200
Change in Plan Assets
Fair value of plan assets at beginning of year	$101,765	$87,154
Actual return on plan assets	16,358	2,166
Employer contributions	—	20,420
Acquisitions - DNB merger	4,811	—
Benefits paid	(6,282)	(7,975)
Fair Value of Plan Assets at End of Year	$116,652	$101,765
Funded Status	$2,973	$6,565

The following table sets forth the amounts recognized in accumulated other comprehensive (loss) income at December 31:

(dollars in thousands)	2019	2018
Net actuarial loss	(23,106)	(22,340)
Total (Before Tax Effects)	$(23,106)	$(22,340)

NOTE 23. EMPLOYEE BENEFITS -- continued

Below are the actuarial weighted average assumptions used in determining the benefit obligation:

	2019	2018
Discount rate	3.25%	4.31%
Rate of compensation increase(1)	—%	—%

(1)Rate of compensation increase is not applicable for 2019 and 2018 due to the amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans effective March 31, 2016.
The following table summarizes the components of net periodic pension cost and other changes in Plan assets and benefit obligations recognized in other comprehensive loss for the years ended December 31:

(dollars in thousands)	2019	2018	2017
Components of Net Periodic Pension Cost
Interest cost on projected benefit obligation	3,987	3,882	4,100
Expected return on plan assets	(4,731)	(6,266)	(6,313)
Amortization of prior service credit - DNB merger	7	—	—
Recognized net actuarial loss	1,604	2,134	1,866
Net Periodic Pension Expense	$867	$(250)	$(347)
Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income (Loss)
Net actuarial loss/(gain)	$2,370	$(3,271)	$3,678
Recognized net actuarial loss	(1,604)	(2,134)	(1,866)
Recognized prior service credit	—	—	—
Total (Before Tax Effects)	$766	$(5,405)	$1,812
Total Recognized in Net Benefit Cost and Other Comprehensive Income/(Loss) (Before Tax Effects)	$1,633	$(5,655)	$1,465

The following table summarizes the actuarial weighted average assumptions used in determining net periodic pension cost:

	2019	2018	2017
Discount rate	4.31%	3.75%	4.00%
Rate of compensation increase(1)	—%	—%	—%
Expected return on assets	4.80%	7.50%	7.50%

(1)Rate of compensation increase is not applicable for 2019, 2018 and 2017 due to the amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans effective March 31, 2016.
The net actuarial loss included in accumulated other comprehensive loss expected to be recognized in net periodic pension cost in the following year ending December 31, 2020 is $1.5 million. There will be no prior service credit recognized due to the amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans.
The accumulated benefit obligation for the Plan was $113.7 million at December 31, 2019 and $95.2 million at December 31, 2018.
We consider many factors when setting the assumed rate of return on Plan assets. As a general guideline the assumed rate of return is equal to the weighted average of the expected returns for each asset category and is estimated based on historical returns as well as expected future returns. The weighted average discount rate is derived from corporate yield curves.
S&T Bank’s Retirement Plan Committee determines the investment policy for the Plan. In general, the targeted asset allocation is 5 percent to 15 percent equities and alternatives and 85 percent to 95 percent fixed income. Prior to 2018, the asset allocation was 50 percent to 70 percent equities and 30 percent to 50 percent fixed income. A strategic allocation within each asset class is based on the Plan’s duration, time horizon, risk tolerances, performance expectations, and asset class preferences. Investment managers have discretion to invest in any equity or fixed-income asset class, subject to the securities guidelines of the Plan’s Investment Policy Statement.
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
At this time, S&T Bank is expected to make a $0.1 million required cash contribution to the Plan in 2020.

NOTE 23. EMPLOYEE BENEFITS -- continued

The following table provides information regarding estimated future benefit payments to be paid in each of the next five years and in the aggregate for the five years thereafter:

(dollars in thousands)	Amount

2020	$8,211
2021	8,151
2022	7,695
2023	7,343
2024	7,164
2025 - 2029	33,640

We also have nonqualified supplemental executive pension plans, or SERPs, for certain key employees. The SERPs are unfunded. The projected benefit obligations related to the SERPs were $5.3 million and $4.4 million at December 31, 2019 and 2018. These amounts also represent the net amount recognized in the statement of financial position for the SERPs. Net periodic benefit costs for the SERPs were $0.4 million for the year ended December 31, 2019 and $0.5 million for each of the years ended December 31, 2018 and 2017. Additionally, $2.4 million, $1.9 million and $2.7 million before tax was reflected in accumulated other comprehensive income (loss) at December 31, 2019, 2018 and 2017, in relation to the SERPs. The actuarial assumptions used for the SERPs are the same as those used for the Plan.
We maintain a Thrift Plan, a qualified defined contribution plan, in which substantially all employees are eligible to participate. We make matching contributions to the Thrift Plan up to 3.5 percent of participants’ eligible compensation and may make additional profit-sharing contributions as provided by the Thrift Plan. Expense related to these contributions amounted to $2.0 million in 2019, $1.7 million in 2018 and $1.8 million in 2017.
Fair Value Measurements
The following tables present our Plan assets measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2019 and 2018. During the year ended December 31, 2019, there were no transfers between Level 1 and Level 2 for items of a recurring basis. During the year ended December 31, 2018, cash and cash equivalents of $2.2 million were transferred to Level 1 from Level 2 relating to changes in our plan asset allocation as set forth in the plan's investment policy. There were no purchases or transfers of Level 3 plan assets in 2019 or 2018.

	December 31, 2019
	Fair Value Asset Classes(1)
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(2)	$1,831	$—	$—	$1,831
Fixed income(3)	101,320	—	—	101,320
Equities:
Equity index mutual funds—international(4)	3,066	—	—	3,066
Domestic individual equities(5)	10,435	—	—	10,435
Total Assets at Fair Value	$116,652	$—	$—	$116,652
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

NOTE 23. EMPLOYEE BENEFITS -- continued

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

NOTE 24. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN
We adopted an Incentive Stock Plan in 2014 that provides for cash performance awards and for granting incentive stock options, nonstatutory stock options, restricted stock, restricted stock units and appreciation rights. A maximum of 750,000 shares of our common stock are available for awards granted under the 2014 Incentive Plan and the plan expires ten years from the date of board approval. As of December 31, 2019, no nonstatutory stock options were outstanding under the 2014 Stock Plan.
Restricted Stock
We periodically issue restricted stock to employees and directors, pursuant to our 2014 Stock Plan. As of December 31, 2019, 529,933 restricted shares have been granted under the 2014 Stock Plan.
During 2019, 2018 and 2017, we granted 11,231, 9,264 and 12,728 restricted shares of common stock to outside directors under the 2014 Stock Plan. The grants are part of the compensation arrangement approved by the Compensation and Benefits Committee whereby the directors receive compensation in the form of both cash and restricted shares of common stock. These shares fully vest one year after the date of grant. The closing price of our stock is used to determine the fair value on the date of grant.
During 2019, 2018 and 2017, we granted 73,651, 66,733 and 77,387 restricted shares of common stock to senior management under our Long Term Incentive Plan, or LTIP, within the 2014 Stock Plan. The restricted shares granted under the LTIP consist of both time and performance-based awards. The awards were granted in accordance with performance levels set by the Compensation and Benefits Committee. Vesting for the time-based awards is 50 percent after two years and the remaining 50 percent at the end of the third year. The performance-based awards vest at the end of the three-year period. During the vesting period, if the recipient leaves S&T before the end of the vesting period, shares will be forfeited except in the case of retirement, disability or death where accelerated vesting provisions are defined within the awards agreement. The closing price of our stock is used to determine the fair value on the date of grant.
During 2019, 2018 and 2017, we recognized compensation expense of $2.4 million, $1.9 million and $3.0 million and realized a tax benefit of $0.5 million, $0.4 million and $1.1 million related to restricted stock grants.

NOTE 24. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN -- continued

The following table provides information about restricted stock granted under the 2014 Stock Plan for the years ended December 31:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	220,568	$30.19
Granted	75,997	42.43
Vested	63,323	29.19
Forfeited	26,847	30.18
Non-vested at December 31, 2018	206,395	$30.70
Granted	84,882	38.67
Vested	76,014	30.75
Forfeited	33,228	32.50
Non-vested at December 31, 2019	182,035	$34.06

As of December 31, 2019, there was $3.6 million of total unrecognized compensation cost related to restricted stock that will be recognized as compensation expense over a weighted average period of 1.77 years.
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

NOTE 25. PARENT COMPANY CONDENSED FINANCIAL INFORMATION
The following condensed financial statements summarize the financial position of S&T Bancorp, Inc. as of December 31, 2019 and 2018 and the results of its operations and cash flows for each of the three years ended December 31, 2019, 2018 and 2017.
BALANCE SHEETS

	December 31,
(dollars in thousands)	2019	2018
ASSETS
Cash	$7,509	$8,869
Investments in:
Bank subsidiary	1,198,964	925,286
Nonbank subsidiaries	16,393	15,479
Other assets	9,741	8,458
Total Assets	$1,232,607	$958,092
LIABILITIES
Long-term debt	$39,277	$20,619
Other liabilities	1,332	1,712
Total Liabilities	40,609	22,331
Total Shareholders’ Equity	1,191,998	935,761
Total Liabilities and Shareholders’ Equity	$1,232,607	$958,092

STATEMENTS OF NET INCOME

	Years ended December 31,
(dollars in thousands)	2019	2018	2017
Dividends from subsidiaries	$59,490	$44,988	$36,169
Investment income	1	24	22
Total Income	59,491	45,012	36,191
Interest expense on long-term debt	1,285	1,149	955
Other expenses	4,325	3,988	3,801
Total Expense	5,610	5,137	4,756
Income before income tax and undistributed net income of subsidiaries	53,881	39,875	31,435
Income tax benefit	(1,189)	(1,093)	(1,596)
Income before undistributed net income of subsidiaries	55,070	40,968	33,031
Equity in undistributed net income (distribution in excess of net income) of:
Bank subsidiary	42,683	68,385	40,877
Nonbank subsidiaries	481	(4,019)	(940)
Net Income	$98,234	$105,334	$72,968

NOTE 25. PARENT COMPANY CONDENSED FINANCIAL INFORMATION -- continued

STATEMENTS OF CASH FLOWS

	Years ended December 31,
(dollars in thousands)	2019	2018	2017
OPERATING ACTIVITIES
Net Income	$98,234	$105,334	$72,968
Equity in undistributed (earnings) losses of subsidiaries	(43,164)	(64,366)	(39,937)
Other	(99)	1,695	480
Net Cash Provided by Operating Activities	54,971	42,663	33,511
INVESTING ACTIVITIES
Net investments in subsidiaries	176	—	—
Acquisitions	(10)	—	—
Net Cash Used in Investing Activities	166	—	—
FINANCING ACTIVITIES
Sale of treasury shares, net	(915)	(657)	(689)
Purchase of treasury shares	(18,222)	(12,256)	—
Cash dividends paid to common shareholders	(37,360)	(34,539)	(28,569)
Payment to repurchase of warrant	—	(7,652)	—
Net Cash Used in Financing Activities	(56,497)	(55,104)	(29,258)
Net (decrease) increase in cash	(1,360)	(12,441)	4,253
Cash at beginning of year	8,869	21,310	17,057
Cash at End of Year	$7,509	$8,869	$21,310

NOTE 26. REGULATORY MATTERS
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
The most recent notifications from the Federal Reserve and the FDIC categorized S&T and S&T Bank as well capitalized under the regulatory framework for corrective action. There have been no conditions or events that we believe have changed S&T's or S&T Bank’s status during 2019 and 2018.
Common equity tier 1 capital includes common stock and related surplus plus retained earnings, less goodwill and intangible assets subject to a limitation and certain deferred tax assets subject to a limitation. In addition, we made a one-time permanent election to exclude accumulated other comprehensive income from capital. For regulatory purposes, trust preferred securities totaling $29.0 million, issued by an unconsolidated trust subsidiary of S&T underlying junior subordinated debt, are included in Tier 1 capital for S&T. Total capital consists of Tier 1 capital plus junior subordinated debt and the ALL subject to limitation. We currently have $34.8 million in junior subordinated debt which is included in Tier 2 capital for S&T in accordance with current regulatory reporting requirements.
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2019 and 2018, we met all capital adequacy requirements to which we are subject.

NOTE 26. REGULATORY MATTERS -- continued

The following table summarizes risk-based capital amounts and ratios for S&T and S&T Bank:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Leverage Ratio
S&T	$854,146	10.29%	$331,925	4.00%	$414,907	5.00%
S&T Bank	832,113	10.04%	331,355	4.00%	414,194	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	825,146	11.43%	324,745	4.50%	469,077	6.50%
S&T Bank	832,113	11.56%	324,048	4.50%	468,069	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	854,146	11.84%	432,994	6.00%	577,325	8.00%
S&T Bank	832,113	11.56%	432,064	6.00%	576,085	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	954,094	13.22%	577,325	8.00%	721,656	10.00%
S&T Bank	922,310	12.81%	576,085	8.00%	720,106	10.00%
As of December 31, 2018
Leverage Ratio
S&T	$689,778	10.05%	$274,497	4.00%	$343,121	5.00%
S&T Bank	659,304	9.63%	273,820	4.00%	342,275	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	669,778	11.38%	264,933	4.50%	382,681	6.50%
S&T Bank	659,304	11.23%	264,127	4.50%	381,517	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	689,778	11.72%	353,244	6.00%	470,992	8.00%
S&T Bank	659,304	11.23%	352,170	6.00%	469,560	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	777,913	13.21%	470,992	8.00%	588,741	10.00%
S&T Bank	747,438	12.73%	469,560	8.00%	586,950	10.00%

NOTE 27. SELECTED FINANCIAL DATA
The following table presents selected financial data for the most recent eight quarters.

	2019				2018
(dollars in thousands, except per share data) (unaudited)	Fourth Quarter (1)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
SUMMARY OF OPERATIONS
Interest income	$82,457	$79,813	$79,624	$78,590	$76,589	$73,627	$71,581	$68,029
Interest expense	18,045	18,617	18,797	18,234	16,747	14,365	13,178	11,097
Provision for loan losses	2,105	4,913	2,205	5,649	2,716	462	9,345	2,472
Net Interest Income After Provision For Loan Losses	62,307	56,283	58,622	54,707	57,126	58,800	49,058	54,460
Security (losses) gains, net	(26)	—	—	—	—	—	—	—
Noninterest income	15,257	13,063	12,901	11,362	11,095	12,042	12,251	13,792
Noninterest expense	50,178	37,667	40,352	38,919	36,415	37,085	35,863	36,082
Income Before Taxes	27,360	31,679	31,171	27,150	31,806	33,757	25,446	32,170
Provision for income taxes	5,091	4,743	5,070	4,222	4,952	2,876	4,010	6,007
Net Income	$22,269	$26,936	$26,101	$22,928	$26,854	$30,881	$21,436	$26,163
Per Share Data
Common earnings per share—diluted	$0.62	$0.79	$0.76	$0.66	$0.77	$0.88	$0.61	$0.75
Dividends declared per common share	0.28	0.27	0.27	0.27	0.27	0.25	0.25	0.22
Common book value	30.13	28.69	28.11	27.47	26.98	26.27	25.91	25.58

(1) The DNB Merger is included in our consolidated financial statements beginning on December 1, 2019.
NOTE 28. SALE OF A MAJORITY INTEREST OF INSURANCE BUSINESS
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

NOTE 29. SHARE REPURCHASE PLAN

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
On September 16, 2019, our Board of Directors authorized a new $50 million share repurchase plan. This new repurchase authorization, which is effective through March 31, 2021, permits S&T to repurchase from time to time up to $50 million in aggregate value of shares of S&T's common stock through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and S&T's financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds. Since its approval no common shares have been repurchased under the new repurchase plan.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&T Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of S&T Bancorp, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of net income, comprehensive income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes collectively referred to as the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.

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
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

       Allowance for Loan Losses (“ALL”)

Description of the Matter
The Company’s loan portfolio totaled $7.14 billion as of December 31, 2019, and the associated allowance for loan losses (ALL) was $62.22 million. As discussed in Note 1 of the Company’s Form 10-K, Summary of Significant Accounting Policies, determining the amount of the ALL requires significant judgment about the collectability of loans which includes an assessment of quantitative adjustments such as actual loss experience within each category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and practices, economic conditions, changes in the loan portfolio, asset quality trends, collateral values, and concentrations of credit risk for the commercial loan portfolios.

Auditing management’s estimate of the ALL involves a high degree of subjectivity due to the nature of the qualitative adjustments included in the ALL. Management’s identification and measurement of the qualitative adjustments is highly judgmental and could have a significant effect on the ALL.

How We Addressed the Matter in Our Audit
We gained an understanding of the Company’s process for establishing the ALL, including the qualitative adjustments made to the ALL. We evaluated the design and tested the operating effectiveness of controls over the Company’s ALL process, which included, among others, management’s review and approval controls designed to assess the need and level of qualitative adjustments to the ALL and the reliability of the data utilized to support management’s assessment.

To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL and the need to consider qualitative adjustments. Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy and relevance of the data and inputs utilized in management’s estimate. For example, we compared the inputs and data to the Company’s historical loan performance data, third-party macroeconomic data, peer bank data and considered the existence of new or contrary information. We also compared the ALL to a range of historical losses to evaluate the ALL, including the reasonableness of qualitative adjustments. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, and asset quality trends.

       Accounting for acquisitions

Description of the Matter
As described in Note 2 to the financial statements, the Company completed one acquisition during 2019. It was the acquisition of DNB Financial Corporation (DNB) for net consideration of $201.0 million. The transaction was accounted for as a business combination and the Company recorded certain provisional fair value estimates as of December 31, 2019.

Auditing the accounting for the Company’s acquisition of DNB involved a high degree of subjectivity and was complex due to the significant estimation required by management to determine the provisional fair value of the acquired loans. The significant estimation was primarily due to the assumptions utilized in the discounted cash flow model to derive the provisional fair value of the acquired loan portfolio, including the expected loss rates.

How We Addressed the Matter in Our Audit
We gained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s business acquisition process, including controls over the recognition and measurement of the provisional fair value of loans acquired. We also tested controls over management’s review of assumptions used in the valuation process.

To test the provisional fair value of the loans acquired, our audit procedures included, among others, involving our valuation specialists to assist in evaluating the Company’s valuation methodology and determining whether the significant assumptions, including expected loss rates, used in the discounted cash flow valuation model were appropriate. Specifically, when evaluating the expected loss rates assumptions, we compared the expected loss rates to the past performance of DNB and peer loss data. Additionally, we performed sensitivity analyses over the components of the expected loss rates and tested the completeness and accuracy of the underlying data used in the valuation model.

/s/ Ernst & Young LLP
We have served as the Company’s auditors since 2018.
Pittsburgh, Pennsylvania
March 2, 2020

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&T Bancorp, Inc.,

Opinion on Internal Control Over Financial Reporting

We have audited S&T Bancorp, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, S&T Bancorp, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of net income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and our report dated March 2, 2020 expressed an unqualified opinion thereon.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls over financial reporting at DNB Financial Corporation, which are included in the 2019 consolidated financial statements of the Company and represented approximately 14 percent and 19 percent of S&T Bancorp, Inc.’s total and net assets, respectively, as of December 31, 2019 and approximately 1 percent and 2 percent of S&T Bancorp, Inc.’s total revenue and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of DNB Financial Corporation.

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

Pittsburgh, Pennsylvania
March 2, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
S&T Bancorp, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of net income, comprehensive income, changes in shareholders’ equity, and cash flows of S&T Bancorp, Inc. and subsidiaries (the Company) for the year ended December 31, 2017 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2007 to 2018.
Pittsburgh, Pennsylvania
March 1, 2018

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

Item 9A.  CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of December 31, 2019. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed S&T’s system of internal control over financial reporting as of December 31, 2019, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concludes that, as of December 31, 2019, S&T’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).”
Management assessed the effectiveness of S&T's internal control over financial reporting as of December 31, 2019, in relation to criteria for effective internal control over financial reporting as described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). The scope of management's assessment of the effectiveness of its disclosure controls and procedures did not include the internal controls over financial reporting at DNB Financial Corporation, or DNB, which was acquired effective November 30, 2019. DNB represented approximately 14 percent and 19 percent of S&T's total and net assets, respectively, as of December 31, 2019 and approximately 1 percent and 2 percent of S&T's total revenue and net income, respectively, for the year ended December 31, 2019. This exclusion is consistent with the SEC Staff's guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition. Based on this assessment, management concluded that, as of December 31, 2019, S&T's internal controls over financial reporting were effective. Ernst & Young LLP, independent registered public accounting firm, has issued a report on the effectiveness of S&T’s internal control over financial reporting as of December 31, 2019, which is included herein.
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
Item 9B.  OTHER INFORMATION
Not applicable

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Part III, Item 10 of Form 10-K is incorporated herein from the sections entitled “Beneficial Ownership of S&T Common Stock by Directors and Officers -- Delinquent Section 16(a) Reports”, “Proposal 1 -- Election of Directors,” “Executive Officers of the Registrant,” “Corporate Governance --Audit Committee,” "Corporate Governance - Director Qualifications and Nominations: Board Diversity" and “Corporate Governance --Code of Conduct and Ethics” in our proxy statement relating to our May 18, 2020 annual meeting of shareholders.

Item 11.  EXECUTIVE COMPENSATION
The information required by Part III, Item 11 of Form 10-K is incorporated herein from the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Corporate Governance -- Compensation Committee Interlocks and Insider Participation,” “Corporate Governance - The S&T Board’s Role in Risk Oversight” and “Compensation and Benefits Committee Report” in our proxy statement relating to our May 18, 2020 annual meeting of shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by Part III, Item 12 of Form 10-K is incorporated herein from the sections entitled “Beneficial Owners of S&T Common Stock” and “Beneficial Ownership of S&T Common Stock by Directors and Officers” in our proxy statement relating to our May 18, 2020 annual meeting of shareholders.
Equity Compensation Plan Information
The following table provides information as of December 31, 2019 related to the equity compensation plans in effect at that time.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders(1)	45,967	(2)		298,222
Equity compensation plans not approved by shareholders	—		—	—
Total	45,967		$—	298,222
(1)Awards granted under the 2014 Incentive Stock Plan.
(2) Represents performance shares that can be earned under the 2014 Stock Plan with no associated exercise price.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Part III, Item 13 of Form 10-K is incorporated herein from the sections entitled “Related Person Transactions” and “Corporate Governance -- Director Independence” in our proxy statement relating to our May 18, 2020 annual meeting of shareholders.
Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Part III, Item 14 of Form 10-K is incorporated herein from the section entitled “Proposal 2: Ratification of the Selection of Independent Registered Public Accounting Firm for Fiscal Year 2020” in our proxy statement relating to our May 18, 2020 annual meeting of shareholders.

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

2.2
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

4.1	Description of Securities (filed herewith).

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

10.4
Severance Agreement, by and between Todd D. Brice and S&T Bancorp, Inc. dated April 7, 2015. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on August 10, 2015, and incorporated herein by reference.*

10.5	Severance Agreement, by and between David G. Antolik and S&T Bancorp, Inc. dated May 17, 2019 (filed herewith).*

(b) Exhibits
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

S&T BANCORP, INC. (Registrant)
/s/ Todd D. Brice	3/2/2020
Todd D. Brice Chief Executive Officer (Principal Executive Officer)	Date

/s/ Mark Kochvar	3/2/2020
Mark Kochvar Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s Todd D. Brie	Chief Executive Officer and Director (Principal Executive Officer)	3/2/2020
Todd D. Brice

/s/ Mark Kochvar	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	3/2/2020
Mark Kochvar

/s/ Melanie Lazzari	Executive Vice President, Controller	3/2/2020
Melanie Lazzari

/s/ David G. Antolik	President, Chief Lending Officer and Director	3/2/2020
David G. Antolik

/s/ Christine J. Toretti	Chair of the Board and Director	3/2/2020
Christine J. Toretti

/s/ Lewis W. Adkins Jr.	Director	3/2/2020
Lewis W. Adkins Jr.

/s/ Peter Barsz	Director	3/2/2020
Peter Barsz

SIGNATURE	TITLE	DATE
/s/ Christina A. Cassotis	Director	3/2/2020
Christina A. Cassotis

/s/ Michael J. Donnelly	Director	3/2/2020
Michael J. Donnelly

/s/ James T. Gibson	Director	3/2/2020
James T. Gibson

/s/ Jeffrey D. Grube	Director	3/2/2020
Jeffrey D. Grube

/s/ William Hieb	Director	3/2/2020
William Hieb

/s/ Jerry D. Hostetter	Director	3/2/2020
Jerry D. Hostetter

/s/ Frank W. Jones	Director	3/2/2020
Frank W. Jones

/s/ Robert E. Kane	Director	3/2/2020
Robert E. Kane

	Director	3/2/2020
James C. Miller

/s/ Frank J. Palermo, Jr.	Director	3/2/2020
Frank J. Palermo, Jr.

/s/ Steven J. Weingarten	Director	3/2/2020
Steven J. Weingarten