Form 10-Q
period 2020-03-31
S&T BANCORP INC
filed 2020-05-11
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Common Stock, $2.50 Par Value - 39,242,510 shares as of May 8, 2020

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $113,505 and $124,491 at March 31, 2020 and December 31, 2019	$187,684	$197,823
Securities, at fair value	799,532	784,283
Loans held for sale	7,309	5,256
Portfolio loans, net of unearned income	7,246,745	7,137,152
Allowance for credit losses on loans	(96,850)	(62,224)
Portfolio loans, net	7,149,895	7,074,928
Bank owned life insurance	80,978	80,473
Premises and equipment, net	56,659	56,940
Federal Home Loan Bank and other restricted stock, at cost	28,253	22,977
Goodwill	374,270	371,621
Other intangible assets, net	10,287	10,919
Other assets	310,629	159,429
Total Assets	$9,005,496	$8,764,649
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,702,960	$1,698,082
Interest-bearing demand	962,937	962,331
Money market	1,967,692	1,949,811
Savings	836,237	830,919
Certificates of deposit	1,588,053	1,595,433
Total Deposits	7,057,879	7,036,576
Securities sold under repurchase agreements	69,644	19,888
Short-term borrowings	410,240	281,319
Long-term borrowings	50,180	50,868
Junior subordinated debt securities	64,038	64,277
Other liabilities	177,264	119,723
Total Liabilities	7,829,245	7,572,651
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at March 31, 2020 and December 31, 2019 Outstanding— 39,125,425 shares at March 31, 2020 and 39,560,304 shares at December 31, 2019	103,623	103,623
Additional paid-in capital	400,387	399,944
Retained earnings	740,726	761,083
Accumulated other comprehensive loss	5,672	(11,670)
Treasury stock (2,324,019 shares at March 31, 2020 and 1,889,140 shares at December 31, 2019, at cost)	(74,157)	(60,982)
Total Shareholders’ Equity	1,176,251	1,191,998
Total Liabilities and Shareholders’ Equity	$9,005,496	$8,764,649
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2020	2019
INTEREST AND DIVIDEND INCOME
Loans, including fees	$82,051	$73,392
Investment Securities:
Taxable	4,215	3,790
Tax-exempt	870	844
Dividends	453	564
Total Interest and Dividend Income	87,589	78,590
INTEREST EXPENSE
Deposits	15,338	14,981
Borrowings and junior subordinated debt securities	2,215	3,253
Total Interest Expense	17,553	18,234
NET INTEREST INCOME	70,036	60,356
Provision for credit losses	20,050	5,684
Net Interest Income After Provision for Credit Losses	49,986	54,672
NONINTEREST INCOME
Net gain on sale of securities	—	—
Service charges on deposit accounts	3,558	3,153
Debit and credit card	3,482	2,974
Commercial loan swap income	2,484	581
Wealth management	2,362	2,048
Mortgage banking	1,236	494
Other	(719)	2,112
Total Noninterest Income	12,403	11,362
NONINTEREST EXPENSE
Salaries and employee benefits	21,335	20,910
Data processing and information technology	3,868	3,233
Net occupancy	3,765	3,036
Furniture, equipment and software	2,519	2,230
Merger related expenses	2,342	—
Other taxes	1,600	1,185
Marketing	1,111	1,141
Professional services and legal	1,048	1,184
FDIC insurance	770	516
Other	8,033	5,449
Total Noninterest Expense	46,391	38,884
Income Before Taxes	15,998	27,150
Provision for income taxes	2,767	4,222
Net Income	$13,231	$22,928
Earnings per share—basic	$0.34	$0.67
Earnings per share—diluted	$0.34	$0.66
Dividends declared per share	$0.28	$0.27
Comprehensive Income	$30,573	$29,104
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	For the three months ended March 31, 2019
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at January 1, 2019	$90,326	$210,345	$701,819	$(23,107)	$(43,622)	$935,761
Net income for the three months ended March 31, 2019	—	—	22,928	—	—	22,928
Other comprehensive income (loss), net of tax	—	—	—	6,176	—	6,176
Adoption of accounting standard - Leases	—	—	167	—	—	167
Cash dividends declared ($0.27 per share)	—	—	(9,317)	—	—	(9,317)
Treasury stock issued for restricted stock awards (0 shares, net of forfeitures of 39,834 shares)	—	—	481	—	(1,357)	(876)
Repurchase of S&T Stock (313,904 shares)	—	—	—	—	(12,287)	(12,287)
Recognition of restricted stock compensation expense	—	604	—	—	—	604
Balance at March 31, 2019	$90,326	$210,949	$716,078	$(16,931)	$(57,266)	$943,156

	For the three months ended March 31, 2020
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at January 1, 2020	$103,623	$399,944	$761,083	$(11,670)	$(60,982)	$1,191,998
Net income for the three months ended March 31, 2020	—	—	13,231	—	—	13,231
Other comprehensive income (loss), net of tax	—	—	—	17,342	—	17,342
Adoption of accounting standard - credit losses	—	—	(22,590)	—	—	(22,590)
Cash dividends declared ($0.28 per share)	—	—	(11,051)	—	—	(11,051)
Treasury stock issued for restricted stock awards (3,290 shares, net of forfeitures of 26,739 shares)	—	—	53	—	(616)	(563)
Repurchase of S&T Stock (411,430 shares)	—	—	—	—	(12,559)	(12,559)
Recognition of restricted stock compensation expense	—	443	—	—	—	443
Balance at March 31, 2020	$103,623	$400,387	$740,726	$5,672	$(74,157)	$1,176,251
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
OPERATING ACTIVITIES
Net income	$13,231	$22,928
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	20,050	5,649
Provision for unfunded loan commitments	—	35
Net depreciation, amortization and accretion	1,171	1,420
Net amortization of discounts and premiums on securities	1,154	776
Stock-based compensation expense	443	604
Gain on the sale of mortgage loans, net	(536)	(293)
Mortgage loans originated for sale	(37,332)	(14,506)
Proceeds from the sale of mortgage loans	35,358	14,464
Net change in:
Interest receivable	26	(1,963)
Interest payable	(242)	(789)
Other assets	(149,186)	(3,466)
Other liabilities	55,902	5,600
Net Cash (Used in) Provided by Operating Activities	(59,961)	30,459
INVESTING ACTIVITIES
Purchases of securities	(30,292)	(9,437)
Proceeds from maturities, prepayments and calls of securities	33,869	20,193
Net (purchases of) proceeds from sales of Federal Home Loan Bank stock	(5,277)	9,477
Net (increase) decrease in loans	(122,507)	4,760
Proceeds from sale of loans not originated for resale	—	465
Purchases of premises and equipment	(1,429)	(1,757)
Net Cash (Used in) Provided by Investing Activities	(125,636)	23,701
FINANCING ACTIVITIES
Net increase in core deposits	28,684	170,744
Net decrease in certificates of deposit	(7,042)	(11,241)
Net increase in securities sold under repurchase agreements	49,756	5,044
Net increase (decrease) in short-term borrowings	128,921	(235,000)
Proceeds from long-term borrowings	—	104
Repayments on long-term borrowings	(688)	—
Treasury shares issued-net	(563)	(876)
Cash dividends paid to common shareholders	(11,051)	(9,317)
Repurchase of common stock	(12,559)	(12,287)
Net Cash Provided by (Used in) Financing Activities	175,458	(92,829)
Net decrease in cash and cash equivalents	(10,139)	(38,669)
Cash and cash equivalents at beginning of period	197,823	155,489
Cash and Cash Equivalents at End of Period	$187,684	$116,820
Supplemental Disclosures
Leased right-of-use operating assets and lease liabilities added to the balance sheet	$91	$35,686
Interest paid	$17,795	$19,023
Income taxes paid, net of refunds	$210	$1,432
Transfers of loans to other real estate owned	$110	$80
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements of S&T have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or SEC, on March 2, 2020. In the opinion of management, the accompanying interim financial information reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.
On June 5, 2019 we entered into an agreement to acquire DNB Financial Corporation, or DNB, and the transaction was completed on November 30, 2019. Refer to Note 2, Business Combinations for further details on the merger.
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
Recently Adopted Accounting Standards Updates, or ASU or Update
Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the Financial Accounting Standards Board, or FASB, issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU apply to an entity that is a customer in a hosting arrangement that is a service contract. These amendments relate to accounting for implementation costs (e.g., implementation, setup and other upfront costs). These amendments require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which costs to capitalize and which costs to expense. These amendments require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This ASU is effective for annual and interim periods beginning after December 15, 2019. We adopted this ASU on January 1, 2020. The amendments in this ASU did not materially impact our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.

Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove certain disclosures from Topic 820, modify disclosures and/or require additional disclosures. The amendments in this Update required us to change our Fair Value disclosures beginning with the disclosures included in this Form 10-Q for the period ended March 31, 2020. We adopted this ASU on January 1, 2020. The amendments in this ASU did not materially impact our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income. Refer to Note 4. Fair Value Measurements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment (Topic 350). The main objective of this ASU is to simplify the current requirements for testing goodwill for impairment by eliminating step two from the goodwill impairment test. The amendments are expected to reduce the complexity and costs associated with performing the goodwill impairment test, which could result in recording impairment charges sooner. This Update is effective for any interim and annual impairment tests in reporting periods in fiscal years beginning after December 15, 2019. We adopted the amendments of this ASU on January 1, 2020. The amendments in this ASU did not have any impact on our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.
Financial Instruments - Credit Losses
On January 1, 2020, we adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology for determining our provision for credit losses, and allowance for credit losses, or ACL, with an expected loss methodology that is referred to as the Current Expected Credit Loss, or CECL, model. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including our loans and off-balance sheet credit exposures. In addition, ASU 2016-13 made changes to the accounting for available-for-sale debt securities. Credit losses related to available-for-sale debt securities (regardless of whether the impairment is considered to be other-than-temporary) will be measured in a manner similar to the present, except that such losses will be recorded as allowances rather than as reductions in the amortized cost of the related securities.
We adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP.
We made the accounting policy election to not measure an ACL for accrued interest receivables for loans and securities. Accrued interest deemed uncollectible will be written off through interest income.
The majority of our available-for-sale debt securities are government agency-backed securities for which the risk of loss is minimal, and accordingly the ACL is immaterial.
In connection with our adoption of ASU 2016-13, we made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Refer to Note 7 Allowance for Credit Losses for further discussion of these portfolio segments. Our new segmentation breaks out business banking loans from our other loan segments: Commercial Real Estate, or CRE, Commercial and Industrial, or C&I , Commercial Construction, Consumer Real Estate and Other Consumer. Business banking loans are commercial loans made to small businesses that are standard, non-complex products and evaluated through a streamlined credit approval process that has been designed to maximize efficiency while maintaining high credit quality standards.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

The following table details the impact of ASU 2016-13 and the reclassification of loans for the identification of new portfolio loan segments under CECL:

	January 1, 2020
(dollars in thousands)	As Reported Under ASU 2016-13	Pre-ASU 2016-13	Impact of ASU 2016-13 Adoption
Assets:
Loans held for investment (outstanding balance)
Commercial real estate	$2,946,319	$3,416,518	$(470,199)
Commercial and industrial	1,458,541	1,720,833	(262,292)
Commercial construction	345,263	375,445	(30,182)
Business banking	1,092,908	—	1,092,908
Consumer real estate	1,235,352	1,545,323	(309,971)
Other consumer	58,769	79,033	(20,264)
Allowance for credit losses on loans	(89,577)	(62,224)	(27,353)
Total loans held for investment, net	$7,047,575	$7,074,928	$(27,353)
Net deferred tax asset	$19,317	$13,206	$6,111
Liabilities:
Allowance for credit losses on unfunded loan commitments	$4,462	$3,113	$1,349
Equity:
Retained earnings	$738,493	$761,083	$(22,590)

The adoption of ASU 2016-13 resulted in an increase to our ACL of $27.4 million on January 1, 2020. The increase included $8.2 million for S&T legacy loans and $9.3 million for acquired loans from the DNB merger. Under the previously applicable accounting guidance, a credit reserve was not recorded for acquired loans upon acquisition, however, ASU 2016-13 requires an ACL to be recognized for acquired loan similar to originated loans. We also recorded a day one adjustment of $9.9 million primarily related to a Commercial and Industrial, or C&I, relationship that was charged off in the first quarter of 2020. We obtained information on the relationship subsequent to filing our December 31, 2019 Form 10-K, but before the end of the first quarter of 2020. The updated information supported a loss existed at January 1, 2020. As of January 1, 2020, we recorded a cumulative-effect adjustment of $22.6 million to decrease retained earnings related to the adoption of ASU 2016-13.

Allowance for Credit Losses Policy
The ACL is a valuation reserve established and maintained by charges against operating income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the ACL when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The ACL is an estimate of expected credit losses, measured over the contractual life of a loan, that considers our historical loss experience, current conditions and forecasts of future economic conditions. Determination of an appropriate ACL is inherently subjective and may have significant changes from period to period.
The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans.
The ACL for homogeneous loans is calculated using a life-time loss rate methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. The ACL model is comprised of six distinct portfolio segments: 1) Construction, 2) Commercial Real Estate, or CRE, 3) C&I, 4) Business Banking, 5) Consumer Real Estate and 6) Other Consumer. Each segment has a distinct set of risk characteristics monitored by management. We further evaluate the ACL at a disaggregated level which includes type of collateral, loan participations, non-owner occupied and our internal risk rating system for the commercial segments and type of collateral, lien position, and FICO score, for the consumer segments. Historical credit loss experience is the basis for the estimation of expected credit losses. We apply historical loss rates to pools of loans with similar risk characteristics. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and supportable forecast adjustment is based on the unemployment forecast and management judgment. For periods beyond our two year reasonable and supportable forecast, we revert to the historical loss rate. We revert to historical loss rates utilizing a straight-line method over a one year reversion period. The qualitative adjustments for current conditions are based upon changes in lending policies and practices, experience and ability of lending staff, quality of the bank’s loan review system, value of underlying

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

collateral for collateral dependent loans, the existence of and changes in concentrations and other external factors. These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in other liabilities.
The ACL for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and therefore, should be individually assessed. We evaluate all commercial loans greater than $0.5 million that meet the following criteria: 1) when it is determined that foreclosure is probable, 2) substandard, doubtful and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral, 3) any commercial troubled debt restructuring, or TDR, or any loan reasonably expected to become a TDR whether on accrual or nonaccrual status and 4) when it is determined by management that a loan does not share similar risk characteristics with other loans. Specific reserves are established based on the following three acceptable methods for measuring the ACL: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral when the loan is collateral dependent. Our individual loan evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. Collateral values are discounted to consider disposition costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the loan is less than the loan balance.
Although we believe our process for determining the ACL appropriately considers all the factors that would likely result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual losses are higher than management estimates, additional provision for credit losses could be required and could adversely affect our earnings or financial position in future periods.
Accounting Standards Issued But Not Yet Adopted
Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this ASU apply to all employers that sponsor defined benefit pension or other postretirement plans. These amendments remove certain disclosures from Topic 715-20 and require additional disclosures. The amendments in this ASU will require S&T to update our employee benefits disclosures beginning with our Form 10-Q for the period ended March 31, 2021. The amendments in this ASU will have no impact on our consolidated financial statements.
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplifies the accounting for income taxes by removing certain exceptions and improves the consistent application of GAAP by clarifying and amending other existing guidance. The amendments in this ASU will be effective on January 1, 2021 and are not expected to have any impact on our consolidated financial statements.
Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. Modified contracts that meet certain scope guidance are eligible for relief from the modification accounting requirements in US GAAP. The optional guidance generally allows for the modified contract to be accounted for as a continuation of the existing contract and does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022. We are evaluating the impacts of this ASU and have not yet determined whether LIBOR transition and this ASU will have material effects on our business operations and consolidated financial statements.

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
The Merger was accounted for under the acquisition method of accounting and our Consolidated Financial Statements include all DNB Bank transactions beginning on December 1, 2019. Goodwill of $86.0 million at March 31, 2020 was calculated as the excess of the consideration exchanged over the fair value of the identifiable net assets acquired. All of the goodwill was assigned to our Community Banking segment. The goodwill recognized is not deductible for tax purposes.
The following table provides a summary of the assets acquired and liabilities assumed by DNB, the preliminary estimates of the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value and the preliminary estimates of the resultant fair values of those assets and liabilities by S&T at November 30, 2019, the acquisition date. Preliminary estimates were adjusted by $1.8 million during the three months ended March 31, 2020. These measurement period adjustments primarily related to $2.5 million reduction in the fair value of loans, $0.3 million reduction in the fair value of borrowings and $0.3 million in deferred taxes related to these valuation adjustments. Preliminary fair value adjustments continue to be evaluated by management and may be subject to further adjustment during the measurement period, which may not extend beyond one year following the acquisition.
The following table presents the preliminary fair value adjustments and the measurement period adjustments as of the dates presented:

	November 30, 2019			March 31, 2020
	As Recorded by DNB	Preliminary Fair Value Adjustments(1)	As Recorded by S&T	Measurement Period Adjustments	As Recorded by S&T
Fair Value of Assets Acquired
Cash and cash equivalents	$64,119	$—	$64,119	$—	$64,119
Securities and other investments	108,715	183	108,898	—	108,898
Loans	917,127	(8,143)	908,984	(2,496)	906,488
Allowance for credit losses	(6,487)	6,487	—	—	—
Goodwill	15,525	(15,525)	—	—	—
Premises and equipment	6,782	8,090	14,872	—	14,872
Accrued interest receivable	4,138	—	4,138	—	4,138
Deferred income taxes	2,017	(3,298)	(1,281)	311	(970)
Core deposits and other intangible assets	269	(269)	—	—	—
Other assets	24,883	(4,278)	20,605	40	20,645
Total Assets Acquired	1,137,088	(16,753)	1,120,335	(2,145)	1,118,190
Fair Value of Liabilities Assumed
Deposits	966,263	1,002	967,265	(12)	967,253
Borrowings	37,617	(276)	37,341	(257)	37,084
Accrued interest payable and other liabilities	11,157	(3,184)	7,973	(68)	7,905
Total Liabilities Assumed	1,015,037	(2,458)	1,012,579	(337)	1,012,242
Total Net Assets Acquired	$122,051	$(14,295)	$107,756	$(1,808)	$105,948
Core Deposit Intangible Asset			$7,288	$—	$7,288
Wealth Management Intangible Asset			1,772	—	1,772
Total Fair Value of Net Assets Acquired and Identified			$116,816	$(1,808)	$115,008
Consideration Paid
Cash			$360	$—	$360
Common stock			200,631	—	200,631
Fair Value of Total Consideration			$200,991	$—	$200,991
Goodwill			$84,175	$1,808	$85,983

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. BUSINESS COMBINATIONS – continued

(1)Management is continuing to evaluate the purchase accounting fair value adjustments related to loans, including loan classification, deferred and current income taxes until the final valuations are complete and final tax returns are filed. Any changes in preliminary estimates will be adjusted in goodwill in subsequent periods, but not extending beyond one year from the date of acquisition.
Loans acquired in the Merger were recorded at fair value with no carryover of the related ACL from DNB. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The preliminary fair value of the loans acquired was estimated at $909.0 million, net of a $10.5 million discount. The discount is accreted to interest income over the remaining contractual life of the loans. During the three month period ended March 31, 2020, the fair value of acquired loans was reduced by an additional $2.5 million as we continue to finalize our evaluation of the loan portfolio.
As of March 31, 2020, direct costs related to the DNB merger of $13.7 million were recognized and expensed as incurred. During the three months ended March 31, 2020, we recognized $2.3 million of merger related expenses including $0.2 million in legal and professional fees, $1.4 million in severance payments and stay-bonuses, $0.4 million for data processing, and $0.3 million in other expenses. As of December 31, 2019, we recognized $11.4 million of merger related expenses, including $4.7 million for data processing contract termination and system conversion costs, $2.8 million in legal and professional expenses, $3.4 million in severance payments and $0.5 million in other expenses.

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

	Three Months Ended March 31,
(in thousands, except share and per share data)	2020	2019
Numerator for Earnings per Share—Basic:
Net income	$13,231	$22,928
Less: Income allocated to participating shares	29	62
Net Income Allocated to Shareholders	$13,202	$22,866

Numerator for Earnings per Share—Diluted:
Net income	$13,231	$22,928
Net Income Available to Shareholders	$13,231	$22,928

Denominators for Earnings per Share:
Weighted Average Shares Outstanding—Basic	39,271,540	34,414,555
Add: Potentially dilutive shares	108,116	128,256
Denominator for Treasury Stock Method—Diluted	39,379,656	34,542,811

Weighted Average Shares Outstanding—Basic	39,271,540	34,414,555
Add: Average participating shares outstanding	54,398	92,659
Denominator for Two-Class Method—Diluted	39,325,938	34,507,214

Earnings per share—basic	$0.34	$0.67
Earnings per share—diluted	$0.34	$0.66
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	41	68,314

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS
We use fair value measurements when recording and disclosing certain financial assets and liabilities. Debt securities, equity securities and derivative financial instruments are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held for sale, loans held for investment, other real estate owned, or OREO, and other repossessed assets, mortgage servicing rights, or MSRs, and certain other assets.
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
Available-for-Sale Debt Securities
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

NOTE 4. FAIR VALUE MEASUREMENTS - continued

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
Loans Held for Investment
Loans that are individually evaluated to determine whether a specific allocation of ACL is needed are reported at fair value. Fair value is determined using the following methods: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral less estimated selling costs when the loan is collateral dependent and we expect to liquidate the collateral. However, if repayment is expected to come from the operation of the collateral, rather than liquidation, then we do not consider estimated selling costs in determining the fair value of the collateral. Collateral values are generally based upon appraisals by approved, independent state certified appraisers. Appraisals may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or our knowledge of the borrower and the borrower’s business. Loans carried at fair value are classified as Level 3.
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

NOTE 4. FAIR VALUE MEASUREMENTS - continued

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

NOTE 4. FAIR VALUE MEASUREMENTS - continued

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS - continued

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at March 31, 2020 and December 31, 2019. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	March 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$—	$10,372	$—	$10,372
Obligations of U.S. government corporations and agencies	—	137,982	—	137,982
Collateralized mortgage obligations of U.S. government corporations and agencies	—	189,472	—	189,472
Residential mortgage-backed securities of U.S. government corporations and agencies	—	21,193	—	21,193
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	284,679	—	284,679
Corporate Bonds	—	7,551	—	7,551
Obligations of states and political subdivisions	—	144,717	—	144,717
Total Available-for-sale Debt Securities	—	795,966	—	795,966
Marketable equity securities	3,504	62	—	3,566
Total Securities	3,504	796,028	—	799,532
Securities held in a deferred compensation plan	4,782	—	—	4,782
Derivative financial assets:
Interest rate swaps	—	88,135	—	88,135
Interest rate lock commitments	—	2,927	—	2,927
Total Assets	$8,286	$887,090	$—	$895,376
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$87,989	$—	$87,989
Forward sale contracts	—	1,292	—	1,292
Total Liabilities	$—	$89,281	$—	$89,281

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS - continued

	December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$—	$10,040	$—	$10,040
Obligations of U.S. government corporations and agencies	—	157,697	—	157,697
Collateralized mortgage obligations of U.S. government corporations and agencies	—	189,348	—	189,348
Residential mortgage-backed securities of U.S. government corporations and agencies	—	22,418	—	22,418
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	275,870	—	275,870
Corporate Bonds	—	7,627	—	7,627
Obligations of states and political subdivisions	—	116,133	—	116,133
Total Available-for-Sale Debt Securities	—	779,133	—	779,133
Marketable equity securities	5,078	72	—	5,150
Total Securities	5,078	779,205	—	784,283
Securities held in a deferred compensation plan	5,987	—	—	5,987
Derivative financial assets:
Interest rate swaps	—	25,647	—	25,647
Interest rate lock commitments	—	321	—	321
Forward sale contracts	—	1	—	1
Total Assets	$11,065	$805,174	$—	$816,239
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$25,615	$—	$25,615
Total Liabilities	$—	$25,615	$—	$25,615

Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either March 31, 2020 or December 31, 2019.
For Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2020	Valuation Technique(s)		Significant Unobservable Inputs	Range
(dollars in thousands)
Loans held for investment	$20,926	Collateral Method	Third party appraisal	Costs to sell	0% - 17%
		Discounted cash flow method	Discount rate	Contractual loan rate	3.25%
Other real estate owned	3,045	Collateral method	Third party appraisal	Costs to sell	7%
Mortgage servicing rights	3,929	Discounted cash flow method	Third party service provider	Discount rate	9.39% - 12.54%
				Constant prepayment rates	7.46% - 12.74%
Total Assets	$27,900

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS - continued

	December 31, 2019	Valuation Technique(s)		Significant Unobservable Inputs	Range
(dollars in thousands)
Impaired loans	$38,697	Collateral Method	Third party appraisal	Costs to sell	0% - 20%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.75% - 5.50%
Other real estate owned	3,231	Collateral method	Third party appraisal	Costs to sell	7%
Mortgage servicing rights	1,134	Discounted cash flow method	Third party service provider	Discount rate	9.39% - 12.54%
				Constant prepayment rates	7.46% - 12.74%
Total Assets	$43,062

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS - continued

The carrying values and fair values of our financial instruments at March 31, 2020 and December 31, 2019 are presented in the following tables:

	Carrying Value(1)	Fair Value Measurements at March 31, 2020
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$187,684	$187,684	$187,684	$—	$—
Securities	799,532	799,532	3,504	796,028	—
Loans held for sale	7,309	7,309	—	—	7,309
Portfolio loans, net	7,149,895	7,090,570	—	—	7,090,570
Bank owned life insurance	80,978	80,798	—	80,798	—
FHLB and other restricted stock	28,253	28,253	—	—	28,253
Securities held in a deferred compensation plan	4,782	4,782	4,782	—	—
Mortgage servicing rights	3,979	3,982	—	—	3,982
Interest rate swaps	88,135	88,135	—	88,135	—
Interest rate lock commitments	2,927	2,927	—	2,927	—
LIABILITIES
Deposits	$7,057,879	$7,065,896	$5,469,826	$1,596,070	$—
Securities sold under repurchase agreements	69,644	69,644	69,644	—	—
Short-term borrowings	410,240	410,240	410,240	—	—
Long-term borrowings	50,180	51,675	4,630	47,045	—
Junior subordinated debt securities	64,038	64,038	64,038	—	—
Interest rate swaps	87,989	87,989	—	87,989	—
Forward sales contracts	1,292	1,292	—	1,292	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2019
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$197,823	$197,823	$197,823	$—	$—
Securities	784,283	784,283	5,078	779,205	—
Loans held for sale	5,256	5,256	—	—	5,256
Portfolio loans, net	7,074,928	6,940,875	—	—	6,940,875
Bank owned life insurance	80,473	80,473	—	80,473	—
FHLB and other restricted stock	22,977	22,977	—	—	22,977
Securities held in a Deferred Compensation Plan	5,987	5,987	5,987	—	—
Mortgage servicing rights	4,662	4,650	—	—	4,650
Interest rate swaps	25,647	25,647	—	25,647	—
Interest rate lock commitments	321	321	—	321	—
Forward sale contracts	1	1	—	1	—
LIABILITIES
Deposits	$7,036,576	$7,034,595	$5,441,143	$1,593,452	$—
Securities sold under repurchase agreements	19,888	19,888	19,888	—	—
Short-term borrowings	281,319	281,319	281,319	—	—
Long-term borrowings	50,868	51,339	4,678	46,661	—
Junior subordinated debt securities	64,277	64,277	64,277	—	—
Interest rate swaps	25,615	25,615	—	25,615	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES

The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	March 31, 2020	December 31, 2019
Available-for-sale debt securities	$795,966	$779,133
Marketable equity securities	3,566	5,150
Total Securities	$799,532	$784,283

Available-for-Sale Debt Securities
The following tables present the amortized cost and fair value of available-for-sale debt securities as of the dates presented:

	March 31, 2020				December 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$9,972	$400	$—	$10,372	$9,969	$71	$—	$10,040
Obligations of U.S. government corporations and agencies	132,938	5,044	—	137,982	155,969	1,773	(45)	157,697
Collateralized mortgage obligations of U.S. government corporations and agencies	180,682	8,790	—	189,472	186,879	2,773	(304)	189,348
Residential mortgage-backed securities of U.S. government corporations and agencies	20,391	802	—	21,193	22,120	321	(23)	22,418
Commercial mortgage-backed securities of U.S. government corporations and agencies	272,651	12,028	—	284,679	273,771	2,680	(581)	275,870
Corporate obligations	7,532	30	(11)	7,551	7,603	24	—	7,627
Obligations of states and political subdivisions	139,530	5,187	—	144,717	112,116	4,017	—	116,133
Total Available-for-Sale Debt Securities (1)	$763,696	$32,281	$(11)	$795,966	$768,427	$11,659	$(953)	$779,133

(1) Excludes interest receivable of $3.5 million at March 31, 2020 and $3.4 million at December 31, 2019. Interest receivable is included in other assets in the consolidated balance sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES – continued

The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category as of the dates presented:

March 31, 2020
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	—	$—	$—	—	$—	$—
Obligations of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Corporate bonds	2	2,989	(11)	—	—	—	2	2,989	(11)
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total	2	$2,989	$(11)	—	$—	$—	2	$2,989	$(11)

	December 31, 2019
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	—	$—	$—	—	$—	$—
Obligations of U.S. government corporations and agencies	3	22,638	(45)	—	—	—	3	22,638	(45)
Collateralized mortgage obligations of U.S. government corporations and agencies	6	23,393	(73)	6	25,254	(231)	12	48,647	(304)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	982	(2)	1	2,534	(21)	2	3,516	(23)
Commercial mortgage-backed securities of U.S. government corporations and agencies	9	90,005	(581)	—	—	—	9	90,005	(581)
Corporate bonds	1	79	—	—	—	—	1	79	—
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total Temporarily Impaired Debt Securities	20	$137,097	$(701)	7	$27,788	$(252)	27	$164,885	$(953)

We evaluate quarterly securities with unrealized losses to determine if the decline in fair value has resulted from credit losses or other factors. There were two debt securities in an unrealized loss position at March 31, 2020 and 27 debt securities in an unrealized loss position at December 31, 2019. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. The unrealized losses on debt securities were attributable to changes in interest rates and not related to the credit quality of these issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security. We concluded that the allowance for credit losses for debt securities was immaterial at March 31, 2020. Prior to the adoption of ASU 2016-13 there was no other than temporary impairment, or OTTI, recorded during the three months ended March 31, 2019.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES – continued

The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated other comprehensive income/(loss), for the periods presented:

	March 31, 2020			December 31, 2019
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)
Total unrealized gains/(losses) on available-for-sale debt securities	$32,281	$(11)	$32,270	$11,659	$(953)	$10,706
Income tax (expense) benefit	(6,873)	2	(6,871)	(2,486)	203	(2,283)
Net Unrealized Gains/(Losses), Net of Tax Included in Accumulated Other Comprehensive Income/(Loss)	$25,408	$(9)	$25,399	$9,173	$(750)	$8,423
The amortized cost and fair value of available-for-sale debt securities at March 31, 2020 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2020
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$84,687	$85,259
Due after one year through five years	100,877	106,112
Due after five years through ten years	65,732	68,913
Due after ten years	31,144	32,786
Available-for-Sale Debt Securities With Maturities	282,440	293,070
Collateralized mortgage obligations of U.S. government corporations and agencies	180,682	189,473
Residential mortgage-backed securities of U.S. government corporations and agencies	20,391	21,193
Commercial mortgage-backed securities of U.S. government corporations and agencies	272,651	284,679
Corporate Securities	7,532	7,551
Total Available-for-Sale Debt Securities	$763,696	$795,966

Debt securities with carrying values of $298.4 million at March 31, 2020 and $286.0 million at December 31, 2019 were pledged for various regulatory and legal requirements.
Marketable Equity Securities
The following table presents realized and unrealized net gains and losses for our marketable equity securities for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Marketable Equity Securities
Net gains and losses recognized during the period on equity securities	$(1,585)	$(318)
Less: Net gains and losses recognized during the period on equity securities sold during the period	—	—
Unrealized Losses/Gains Recognized During the Reporting Period on Equity Securities Still Held at the Reporting Date	$(1,585)	$(318)

Total unrealized gains and losses on marketable equity securities recognized during the current period are included in other noninterest income on the Consolidated Statements of Comprehensive Income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE

Loans are presented net of unearned income of $5.0 million at March 31, 2020 and $4.6 million at December 31, 2019 and net of a discount related to purchase accounting fair value adjustments of $10.9 million and $12.3 million at March 31, 2020 and December 31, 2019. The following table presents loans as of the dates presented:

(dollars in thousands)	March 31, 2020	December 31, 2019
Commercial
Commercial real estate	$3,442,495	$3,416,518
Commercial and industrial	1,781,402	1,720,833
Commercial construction	396,518	375,445
Total Commercial Loans	5,620,415	5,512,796
Consumer
Residential mortgage	988,816	998,585
Home Equity	544,405	538,348
Installment and other consumer	79,887	79,033
Consumer construction	13,222	8,390
Total Consumer Loans	1,626,330	1,624,356
Total Portfolio Loans	7,246,745	7,137,152
Loans held for sale	7,309	5,256
Total Loans(1)	$7,254,054	$7,142,408

(1) Excludes interest receivable of $22.1 million at both March 31, 2020 and December 31, 2019. Interest receivable is included in other assets in the consolidated balance sheets.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 77.6 percent of total portfolio loans at March 31, 2020 and 77.2 percent at December 31, 2019. Within our commercial portfolio, the CRE and Commercial Construction portfolios combined comprised $3.8 billion or 68.3 percent of total commercial loans at March 31, 2020 and $3.8 billion or 68.8 percent of total commercial loans at December 31, 2019 and 53.0 percent of total portfolio loans at March 31, 2020 and 53.1 percent at December 31, 2019. Further segmentation of the CRE and commercial construction portfolios by collateral type reveals no concentration in excess of 13.6 percent of both total CRE and commercial construction loans at March 31, 2020 and 11 percent at December 31, 2019.
We lend primarily in Pennsylvania and the contiguous states of Ohio, New York, West Virginia and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this geography, resulting in a concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data and information supplied by our customers. We also use subscription services for additional geographic and industry specific information. Our CRE and commercial construction portfolios have exposure outside of this geography of 5.4 percent of the combined portfolios and 2.8 percent of total portfolio loans at March 31, 2020. This compares to 5.4 percent of the combined portfolios and 2.9 percent of total portfolio loans at December 31, 2019.
We individually evaluate all substandard and nonaccrual commercial loans that have experienced a forbearance or change in terms agreement, and all substandard consumer and residential mortgage loans that entered into an agreement to modify their existing loan, to determine if they should be designated as troubled debt restructurings, or TDRs.
All TDRs will be reported as such for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the remaining principal and interest will be collected according to the restructured agreement. TDRs can be returned to accruing status if the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued

The following tables summarize restructured loans as of the dates presented:

	March 31, 2020
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$30	$28,973	$29,003
Commercial and industrial	4,566	4,665	9,231
Commercial construction	3,316	—	3,316
Business banking	1,524	352	1,876
Consumer real estate	5,749	2,064	7,813
Other consumer	4	—	4
Total(1)	$15,189	$36,055	$51,243

(1) Refer to Note 1, Basis of Presentation for details of reclassification of our portfolio segments related to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

	December 31, 2019
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$22,233	$6,713	$28,946
Commercial and industrial	6,909	695	7,604
Commercial construction	1,425	—	1,425
Residential mortgage	2,013	822	2,835
Home equity	4,371	678	5,049
Installment and other consumer	9	4	13
Total	$36,960	$8,912	$45,872

The significant increase in nonperforming TDRs at March 31, 2020 compared to December 31, 2019 primarily related to a $20.9 million CRE relationship that became a performing TDR in the third quarter of 2019 and then moved to nonperforming in the first quarter of 2020 when the borrower experienced financial deterioration that led to cash flow issues. The relationship was individually assessed at March 31, 2020 resulting in no ACL due to the borrower being current on their payments under the modified terms and the relationship is fully collateralized.
There were no TDRs that returned to accruing status during the three months ended March 31, 2020. There were three TDRs totaling $1.7 million that returned to accruing status during the three months ended March 31, 2019.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued

The following tables present the restructured loans by portfolio segment and by type of concession for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Totals by Loan Segment
Commercial Real Estate
Principal deferral and maturity date extension	1	$2,210	$2,210	$—
Total Commercial Real Estate	1	2,210	2,210	—
Commercial and Industrial
Principal deferral and maturity date extension	5	3,780	3,780	—
Total Commercial and Industrial	5	3,780	3,780	—
Commercial Construction		—
Maturity date extension	1	1,891	1,891	—
Total Commercial Construction	1	1,891	1,891	—
Consumer Real Estate
Consumer bankruptcy(2)	6	388	388	—
Maturity date extension and reduction in payment	1	27	27	—
Total Consumer Real Estate	7	415	415	—
Totals by Concession Type
Principal deferral and maturity date extension	6	5,991	5,991	—
Maturity date extension	1	1,891	1,891	—
Consumer bankruptcy(2)	6	388	388	—
Maturity date extension and payment reduction	1	27	27	—
Total(3)	14	$8,297	$8,297	$—
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Consumer bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.
(3) Refer to Note 1, Basis of Presentation for details of reclassification of our portfolio segments related to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued

	Three Months Ended March 31, 2019
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Totals by Loan Segment
Commercial and Industrial
Maturity date extension and interest rate reduction	1	$5,201	$5,201	$—
Principal deferral and maturity date extension	—	—	—	—
Total Commercial and Industrial	1	5,201	5,201	—
Residential Mortgage
Consumer bankruptcy(2)	1	49	49	—
Total Residential Mortgage	1	49	49	—
Home Equity
Consumer bankruptcy(2)	7	191	168	(23)
Interest rate reduction	1	81	81	—
Maturity date extension and reduction in payment	—	—	—	—
Total Home Equity	8	272	249	(23)
Totals by Concession Type
Maturity date extension and interest rate reduction	1	5,201	5,201	—
Consumer bankruptcy(2)	8	240	217	(23)
Interest rate reduction	1	81	81	—
Total	10	$5,522	$5,499	$(23)
(1) Excludes loans that were fully paid-off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Consumer bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

In response to the COVID-19 pandemic and its economic impact to our customers, we implemented a short-term modification program that complies with the Coronavirus Aid, Relief, and Economic Security, or CARES Act to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments for 90 days, up to a maximum of 180 days for our commercial customers. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. For our consumer customers interest does not accrue during the deferral period and the maturity date is extended by the length of the deferral period. Under the applicable guidance, none of these loans were considered restructured as of March 31, 2020.
As of March 31, 2020, we had 20 commitments to lend an additional $2.3 million on TDRs. Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. There were 11 TDRs that defaulted during the three months ended March 31, 2020 totaling $21.1 million and no TDRs that defaulted during the three months ended March 31, 2019 that were restructured within the last 12 months prior to defaulting. The large increase in defaulted TDRs is related to one CRE customer with five notes totaling $20.9 million discussed above.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued

The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	March 31, 2020	December 31, 2019
Nonperforming Assets
Nonaccrual loans	$37,744	$45,145
Nonaccrual TDRs	36,055	8,912
Total Nonaccrual Loans	73,799	54,057
OREO	3,389	3,525
Total Nonperforming Assets	$77,188	$57,582

The significant increase in nonperforming TDRs primarily related to a $20.9 million CRE relationship discussed above.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR CREDIT LOSSES
We maintain an ACL at a level determined to be adequate to absorb estimated expected credit losses within the loan portfolio over the contractual life of an instrument that considers our historical loss experience, current conditions and forecasts of future economic conditions as of the balance sheet date. We develop and document a systematic ACL methodology based on the following portfolio segments: 1) Construction, 2) Commercial Real Estate, or CRE, 3) Commercial and Industrial, or C&I, 4) Business Banking, 5) Consumer Real Estate and 6) Other Consumer.
The following are key risks within each portfolio segment:
CRE—Loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes such as hotels, retail, multifamily, and health care. Operations of the individual projects and global cash flows of the debtors are the primary sources of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the collateral type and the business prospects of the lessee, if the project is not owner-occupied.
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
Business Banking—Commercial loans made to small businesses that are standard, non-complex products evaluated through a streamlined credit approval process that has been designed to maximize efficiency while maintaining high credit quality standards that meet small business market customers’ needs. The business banking portfolio is monitored by utilizing a standard and closely managed process focusing on behavioral and performance criteria. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the collateral type and business.
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
Management monitors various credit quality indicators for the commercial, business banking and consumer loan portfolios, including changes in risk ratings, nonperforming status and delinquency on a monthly basis.
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
NOTE 7. ALLOWANCE FOR CREDIT LOSSES – continued

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
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of March 31, 2020:

	Risk Rating
(dollars in thousands)	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Revolving-Term	Total

Commercial Real Estate
Pass	$169,367	$483,699	$452,024	$359,553	$416,420	$882,326	$59,032	—	$2,822,421
Special Mention	—	3,236	187	11,591	10,005	26,575	850	—	52,444
Substandard	—	—	1,462	—	25,285	50,348	3,008	21	80,124
Total Commercial Real Estate	169,367	486,935	453,673	371,144	451,710	959,249	62,890	21	2,954,989

Commercial and Industrial
Pass	75,969	240,261	165,631	103,537	73,798	282,138	486,045	—	1,427,379
Special Mention	—	6,239	3,525	947	1,883	9,437	31,890	—	53,921
Substandard	—	5,666	2,301	3,785	1,621	12,232	17,316	—	42,921
Total Commercial and Industrial	75,969	252,166	171,457	108,269	77,302	303,807	535,251	—	1,524,221

Commercial Construction
Pass	23,004	179,956	117,527	17,122	18,986	11,586	11,992	—	380,173
Special Mention	—	—	—	—	—	5,117	91	—	5,208
Substandard	—	—	—	1,041	—	3,780	—	—	4,821
Total Commercial Construction	23,004	179,956	117,527	18,163	18,986	20,483	12,083	—	390,202

Business Banking
Pass	40,952	181,242	148,419	103,027	89,925	327,333	125,800	—	1,016,698
Special Mention	—	62	1,496	1,775	1,181	7,902	737	—	13,153
Substandard	—	382	3,111	3,646	4,006	27,803	1,665	—	40,613
Total Business Banking	40,952	181,686	153,026	108,448	95,112	363,038	128,202	—	1,070,464

Consumer Real Estate
Pass	33,737	149,942	86,463	83,402	92,013	316,169	432,274	20,966	1,214,966
Special Mention	—	—	—	—	798	304	—	—	1,102
Substandard	—	190	71	537	1,103	7,410	305	1,385	11,001
Total Consumer Real Estate	33,737	150,132	86,534	83,939	93,914	323,883	432,579	22,351	1,227,069

Other consumer
Pass	8,706	9,522	10,670	6,474	5,088	3,365	28,156	773	72,754
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	488	132	132	594	4,252	322	1,126	7,046
Total Other Consumer	8,706	10,010	10,802	6,606	5,682	7,617	28,478	1,899	79,800

Total Loan Balance	$351,735	$1,260,885	$993,019	$696,569	$742,706	$1,978,077	$1,199,483	$24,271	$7,246,745

We monitor the delinquent status of the commercial and consumer portfolios on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 7. ALLOWANCE FOR CREDIT LOSSES – continued

The following table presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of March 31, 2020:

(dollars in thousands)	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Revolving-Term	Total

Commercial Real Estate
Performing	$169,367	$486,935	$453,673	$371,144	$431,919	$935,536	$59,882	$—	$2,908,456
Nonperforming	—	—	—	—	19,791	23,713	3,008	21	46,533
Total Commercial Real Estate	169,367	486,935	453,673	371,144	451,710	959,249	62,890	21	2,954,989

Commercial and Industrial
Performing	75,969	252,166	171,093	108,269	76,593	303,745	531,881	—	1,519,716
Nonperforming	—	—	364	—	709	62	3,370	—	4,505
Total Commercial and Industrial	75,969	252,166	171,457	108,269	77,302	303,807	535,251	—	1,524,221

Commercial Construction
Performing	23,004	179,956	117,527	18,055	18,986	20,020	12,083	—	389,631
Nonperforming	—	—	—	108	—	463	—	—	571
Total Commercial Construction	23,004	179,956	117,527	18,163	18,986	20,483	12,083	—	390,202

Business Banking
Performing	40,952	181,576	151,933	107,176	94,230	355,259	128,022	—	1,059,148
Nonperforming	—	110	1,093	1,272	882	7,779	180	—	11,316
Total Business Banking	40,952	181,686	153,026	108,448	95,112	363,038	128,202	—	1,070,464

Consumer Real Estate
Performing	33,737	149,942	86,401	83,526	90,151	318,926	432,403	21,367	1,216,453
Nonperforming	—	190	133	413	3,763	4,957	176	984	10,616
Total Consumer Real Estate	33,737	150,132	86,534	83,939	93,914	323,883	432,579	22,351	1,227,069

Other Consumer
Performing	8,706	10,010	10,802	6,606	5,682	7,359	28,478	1,899	79,542
Nonperforming	—	—	—	—	—	258	—	—	258
Total Other Consumer	8,706	10,010	10,802	6,606	5,682	7,617	28,478	1,899	79,800

Performing	351,735	1,260,585	991,429	694,776	717,561	1,940,845	1,192,749	23,266	7,172,946
Nonperforming	—	300	1,590	1,793	25,145	37,232	6,734	1,005	73,799
Total Loan Balance	$351,735	$1,260,885	$993,019	$696,569	$742,706	$1,978,077	$1,199,483	$24,271	$7,246,745

The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	March 31, 2020
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due(1)	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,901,375	$6,381	$—	$700	$46,533	$53,614	$2,954,989
Commercial and industrial	1,516,639	463	—	2,615	4,505	7,582	1,524,221
Commercial construction	388,122	576	—	933	571	2,080	390,202
Business banking	1,048,241	6,758	3,381	768	11,316	22,223	1,070,464
Consumer real estate	1,211,865	3,859	646	83	10,616	15,203	1,227,069
Other consumer	79,083	174	91	195	258	717	79,800
Total	$7,145,326	$18,211	$4,117	$5,294	$73,799	$101,419	$7,246,745

(1) Refer to Note 1, Basis of Presentation for details of reclassification of our portfolio segments related to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 7. ALLOWANCE FOR CREDIT LOSSES – continued

	December 31, 2019
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due(1)	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$3,025,505	$7,749	$71	$911	$25,356	$34,087	$3,059,592
Commercial and industrial	1,466,460	126	1,589	1,443	10,911	14,069	1,480,529
Commercial construction	367,204	956	1,163	—	737	2,856	370,060
Business banking	830,735	5,093	1,099	—	9,863	16,055	846,790
Consumer real estate	1,283,591	2,620	1,758	1,175	6,063	11,616	1,295,207
Other consumer	81,866	1,448	305	228	1,127	3,108	84,974
Total	$7,055,361	$17,992	$5,985	$3,757	$54,057	$81,791	$7,137,152

(1)Represents acquired loans that were recorded at fair value at the acquisition date and remain performing at March 31, 2020 and December 31, 2019.
The following table presents loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	As or for the Three Months Ended March 31, 2020
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Past Due 90+ Days Still Accruing	Interest Income Recognized on Nonaccrual
Commercial real estate	$25,356	$46,533	$39,454	$700	$684
Commercial and industrial	10,911	4,505	4,054	2,615	64
Commercial construction	737	571	285	933	—
Business banking	9,863	11,316	2,363	768	58
Consumer real estate	6,063	10,616	398	83	47
Other consumer	1,127	258	—	195	28
Total	$54,057	$73,799	$46,554	$5,294	$881

The following table presents collateral-dependent loans by class of loan:

	March 31, 2020
	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment/Cash	Other
Commercial real estate	$51,630	$—	$—	$—
Commercial and industrial	4,686	4,545	40	—
Commercial construction	3,602	—	—	—
Business banking	2,322	876	—	689
Consumer real estate	—	—	—	—
Other consumer	398	—	—	—
Total	$62,638	$5,421	$40	$689

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 7. ALLOWANCE FOR CREDIT LOSSES – continued

The following table presents activity in the ACL for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking(1)	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$30,577	$15,681	$7,900	$—	$6,337	$1,729	$62,224
Impact of CECL adoption	4,810	7,853	(3,376)	12,898	4,525	642	27,352
Provision for credit losses on loans	7,639	6,196	2,309	1,194	472	620	18,430
Charge-offs	(442)	(9,879)	(229)	(460)	(172)	(248)	(11,430)
Recoveries	27	19	2	74	38	114	274
Net (Charge-offs)/Recoveries	(415)	(9,860)	(227)	(386)	(134)	(134)	(11,156)
Balance at End of Period	$42,611	$19,870	$6,606	$13,706	$11,200	$2,857	$96,850
(1) In connection with our adoption of ASU 2016-13, we made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Our new segmentation breaks out business banking loans from our other loan segments: CRE, C&I , commercial construction, consumer real estate and other consumer. The business banking allowance balance at the beginning of period is included in the other segments and reclassified to business banking through the impact of CECL adoption line.

The adoption of ASU 2016-13 resulted in an increase to our ACL of $27.4 million on January 1, 2020. The increase included $8.2 million for S&T legacy loans and $9.3 million for acquired loans from the DNB merger. We also recorded a day one adjustment of $9.9 million primarily related to a C&I relationship that was charged off in the first quarter of 2020. We obtained information on the relationship subsequent to filing our December 31, 2019 10-K, but before the end of the first quarter of 2020. The updated information supported a loss existed at January 1, 2020. The significant increase in the provision for credit losses during the three months ended March 31, 2020 was mainly due to the COVID-19 pandemic. We added approximately $14.9 million to the ACL in the first quarter of 2020 related to qualitative factors. This included $11.2 million for a revised economic forecast and the impact of that forecast on certain loan portfolios due to the COVID-19 pandemic. Changes in current conditions resulted in an additional $3.7 million increase in the ACL.
Prior to the adoption of ASU 326 on January 1, 2020, we calculated our allowance for loan losses using an incurred loan loss methodology.  The following tables are disclosures related to the allowance for loan losses in prior periods.
The following table presents the recorded investment in commercial loan classes by internally assigned risk ratings as of December 31, 2019:

	December 31, 2019
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$3,270,437	95.7%	$1,636,314	93.4%	$347,324	92.5%	$5,254,076	95.3%
Special mention	57,285	1.7%	36,484	1.7%	10,109	2.7%	103,878	1.9%
Substandard	86,772	2.5%	47,980	4.9%	17,899	4.8%	152,651	2.8%
Doubtful	2,023	—%	55	—%	133	—%	2,191	—%
Total	$3,416,518	100.0%	$1,720,833	100.0%	$375,445	100.0%	$5,512,796	100.0%

The following table presents the recorded investment in consumer loan classes by performing and nonperforming status as of December 31, 2019:

	December 31, 2019
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and Other Consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$991,066	99.2%	$535,709	99.5%	$78,993	99.9%	$8,390	100.0%	$1,614,158	99.4%
Nonperforming	7,519	0.8%	2,639	0.5%	40	0.1%	—	—%	10,198	0.6%
Total	$998,585	100.0%	$538,348	100.0%	$79,033	100.0%	$8,390	100.0%	$1,624,356	100.0%

The following table presents investments in loans considered to be impaired and related information on those impaired loans as of December 31, 2019:

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 7. ALLOWANCE FOR CREDIT LOSSES – continued

	December 31, 2019
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With a related allowance recorded:
Commercial real estate	$13,011	$14,322	$2,023
Commercial and industrial	10,001	10,001	55
Commercial construction	489	489	113
Consumer real estate	—	—	—
Other consumer	9	9	9
Total with a Related Allowance Recorded	23,510	24,821	2,200
Without a related allowance recorded:
Commercial real estate	34,909	40,201	—
Commercial and industrial	7,605	10,358	—
Commercial construction	1,425	2,935	—
Consumer real estate	7,884	8,445	—
Other consumer	4	11	—
Total without a Related Allowance Recorded	51,827	61,950	—
Total:
Commercial real estate	47,920	54,523	2,023
Commercial and industrial	17,606	20,359	55
Commercial construction	1,914	3,424	113
Consumer real estate	7,884	8,445	—
Other consumer	13	20	9
Total	$75,337	$86,771	$2,200

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 7. ALLOWANCE FOR CREDIT LOSSES – continued

The following table presents average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2019:

	Three months ended
	March 31, 2019
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial real estate	$15,107	$144
Commercial and industrial	12,780	209
Commercial construction	2,319	140
Consumer real estate	8,846	417
Other consumer	4	—
Total with a Related Allowance Recorded	39,056	910
Without a related allowance recorded:
Commercial real estate	12,983	400
Commercial and industrial	980	35
Commercial construction	489	—
Consumer real estate	14	1
Other consumer	10	1
Total without a Related Allowance Recorded	14,476	437
Total:
Commercial real estate	28,090	544
Commercial and industrial	13,760	244
Commercial construction	2,808	140
Consumer real estate	8,860	418
Other consumer	14	1
Total	$53,532	$1,347
The following table details activity in the allowance for loan losses for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$33,707	$11,596	$7,983	$6,187	$1,494	$6,996
Charge-offs	(1)	(5,477)	—	(162)	(425)	(6,023)
Recoveries	122	417	—	148	169	787
Net (Charge-offs)/Recoveries	121	(5,060)	—	(14)	(256)	(5,236)
Provision for credit losses	1,075	5,460	(1,226)	5	249	5,649
Balance at End of Period	$34,903	$11,996	$6,757	$6,178	$1,487	$61,409

The following tables present the allowance for loan losses and recorded investments in loans by category as of December 31,2019:

	December 31, 2019
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$2,023	$28,554	$30,577	$47,920	$3,368,598	$3,416,518
Commercial and industrial	55	15,626	15,681	17,606	1,703,227	1,720,833
Commercial construction	113	7,787	7,900	1,914	373,531	375,445
Consumer real estate	—	6,337	6,337	7,884	1,537,439	1,545,323
Other consumer	9	1,720	1,729	13	79,020	79,033
Total	$2,200	$60,024	$62,224	$75,337	$7,061,815	$7,137,152

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
Derivatives contain an element of credit risk, the possibility that we will incur a loss because a counterparty, which may be a financial institution or a customer, fails to meet its contractual obligations. All derivative contracts with financial institutions may be executed only with counterparties approved by our Asset and Liability Committee, or ALCO, and derivatives with customers may only be executed with customers within credit exposure limits approved by our Senior Loan Committee. Interest rate swaps are considered derivatives but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives are recorded in current earnings and included in other noninterest income in the Consolidated Statements of Comprehensive Income.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued

The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Derivatives not Designated as Hedging Instruments:
Interest Rate Swap Contracts - Commercial Loans
Fair value	$88,135	$25,647	$87,989	$25,615
Notional amount	918,481	740,762	918,481	740,762
Collateral posted	—	—	86,720	26,127
Interest Rate Lock Commitments - Mortgage Loans
Fair value	2,927	321	—	—
Notional amount	86,674	9,829	—	—
Forward Sale Contracts - Mortgage Loans
Fair value	—	1	1,292	—
Notional amount	$—	$12,750	$91,750	$—

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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Derivatives not Designated as Hedging Instruments:
Gross amounts recognized	$90,723	$26,146	$90,577	$26,114
Gross amounts offset	(2,588)	(499)	(2,588)	(499)
Net Amounts Presented in the Consolidated Balance Sheets	88,135	25,647	87,989	25,615
Gross amounts not offset(1)	—	—	(86,720)	(26,127)
Net Amount	$88,135	$25,647	$1,269	$(512)
(1) Amounts represent collateral posted for the periods presented.
The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$114	$(122)
Interest rate lock commitments—mortgage loans	2,606	88
Forward sale contracts—mortgage loans	(1,293)	33
Total Derivatives Gain/(Loss)	$1,427	$(1)

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 9. BORROWINGS
Short-term borrowings are for terms under or equal to one year and are comprised of securities sold under repurchase agreements, or REPOs and FHLB advances. All REPOs are overnight short-term investments and are not insured by the Federal Deposit Insurance Corporation, or FDIC. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and, therefore, the REPOs are accounted for as secured borrowings. Mortgage-backed securities with amortized cost of $66.4 million and carrying value of $70.0 million at March 31, 2020 and amortized cost of $22.7 million and carrying value of $23.0 million at December 31, 2019, were pledged as collateral for these secured transactions. The pledged securities are held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral is low. Collateral pledging requirements with REPOs are monitored daily. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans.
Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances, finance leases and junior subordinated debt securities. Long-term FHLB advances are secured by the same loans as short-term FHLB advances. We had total long-term borrowings outstanding of $45.6 million at a fixed rate and $67.1 million at a variable rate at March 31, 2020, excluding our finance leases.
Information pertaining to borrowings is summarized in the table below as of the dates presented:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term Borrowings
Securities sold under repurchase agreements	$69,644	0.25%	$19,888	0.74%
Short-term borrowings	410,240	0.44%	281,319	1.84%
Total Short-term Borrowings	479,884	0.41%	301,207	1.76%
Long-term Borrowings
Long-term borrowings	50,180	2.59%	50,868	2.60%
Junior subordinated debt securities	64,038	3.63%	64,277	3.59%
Total Long-term Borrowings	114,218	3.17%	115,145	3.15%
Total Borrowings	$594,102	0.94%	$416,352	2.14%

We had total borrowings at the FHLB of Pittsburgh of $458.9 million at March 31, 2020 and $532.9 million at December 31, 2019. The $458.9 million at March 31, 2020 consisted of $410.2 million in short-term borrowings and $50.2 million in long-term borrowings. Our maximum borrowing capacity with the FHLB of Pittsburgh was $3.1 billion at March 31, 2020. We utilized $698.1 million of our borrowing capacity at March 31, 2020 consisting of $458.9 million for borrowings and $239.2 million for letters of credit to collateralize public funds. Our remaining borrowing availability at March 31, 2020 is $2.4 billion.
We have completed three private placements of trust preferred securities to financial institutions. As a result, we own 100 percent of the common equity of STBA Capital Trust I, DNB Capital Trust I and DNB Capital Trust II, collectively the Trusts. The Trusts were formed to issue mandatorily redeemable capital securities to third-party investors. The proceeds from the sale of the securities and the issuance of the common equity by the Trusts were invested in junior subordinated debt securities issued by us. The Trusts are variable interest entities, and the third-party investors are the primary beneficiaries; therefore, the trusts are not consolidated into our financial statements. The Trusts pays dividends on the securities at the same rate as the interest paid by us on the junior subordinated debt held by the Trusts. DNB Capital Trust I and DNB Capital Trust II were acquired with the DNB merger.

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
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	March 31, 2020	December 31, 2019
Commitments to extend credit	$1,967,190	$1,910,805
Standby letters of credit	85,021	80,040
Total	$2,052,211	$1,990,845

Allowance for Credit Losses on Unfunded Loan Commitments
We maintain an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on our Consolidated Statements of Comprehensive Income. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.
The activity in the allowance for credit losses on unfunded loan commitments for the three months ended March 31, 2020 was as follows:

(dollars in thousands)	Total
Three months ended March 31, 2020
Allowance for credit losses on unfunded loan commitments:
Balance at beginning of period	$3,112
Impact of adopting ASU 2016-13	1,349
January 1, 2020	4,461
Provision for credit losses	1,616
March 31, 2020	$6,077

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 11. REVENUE FROM CONTRACTS WITH CUSTOMERS
We earn revenue from contracts with our customers when we have completed our performance obligations and recognize that revenue when services are provided to our customers. Our contracts with customers are primarily in the form of account agreements. Generally, our services are transferred at a point in time in response to transactions initiated and controlled by our customers under service agreements with an expected duration of one year or less. Our customers have the right to terminate their service agreements at any time.
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
Other fee revenue - Other fee revenue includes a variety of other traditional banking services such as, electronic banking fees, letters of credit origination fees, wire transfer fees, money orders, treasury checks, checksale fees and transfer fees. Our performance obligations are generally satisfied at a point in time, while fee revenue is recognized when the services are provided or the transaction is settled.
The information presented in the following table presents the point of revenue recognition for revenue from contracts with customers. Other revenue streams such as: interest income, net securities gains and losses, insurance, mortgage banking and other revenues that are accounted for under other generally accepted accounting principles are excluded.

(dollars in thousands)		Three Months Ended March 31,
Revenue Streams	Point of Revenue Recognition	2020	2019
Service charges on deposit accounts	Over a period of time	$484	$457
	At a point in time	3,074	2,696
		$3,558	$3,153

Debit and credit card	Over a period of time	$194	$185
	At a point in time	3,287	2,789
		$3,482	$2,974

Wealth management	Over a period of time	$345	$413
	At a point in time	2,018	1,635
		$2,362	$2,048

Other fee revenue	At a point in time	$919	$919

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 12. OTHER COMPREHENSIVE INCOME/(LOSS)
The following table presents the change in components of other comprehensive income/(loss) for the periods presented, net of tax effects.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in net unrealized gains/(losses) on available-for-sale debt securities (1)	$21,568	$(4,592)	$16,976	$7,398	$(1,578)	$5,820
Adjustment to funded status of employee benefit plans	465	(99)	366	453	(97)	356
Other Comprehensive Income/(Loss)	$22,033	$(4,691)	$17,342	$7,851	$(1,675)	$6,176
(1) Reclassification adjustments are comprised of realized security gains or losses. The realized gains or losses have been reclassified out of accumulated other comprehensive income/(loss) and have affected certain lines in the Consolidated Statements of Comprehensive Income as follows: the pre-tax amount is included in net gain on sale of securities, the tax expense amount is included in the provision for income taxes and the net of tax amount is included in net income. There were no reclassification adjustments for the three months ended March 31, 2020 or 2019.

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
The defined benefit plan of DNB was merged into S&T's defined benefit plan at November 30, 2019 and the components of net periodic pension cost at March 31, 2020 include the impact of the addition of the DNB defined benefit plan.
The investment policy for S&T's defined benefit plan is 85 percent to 95 percent fixed income and 5 percent to 15 percent equity and cash. The expected long-term rate of return on plan assets is 3.50 percent compared to 4.80 percent in prior periods.

The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Components of Net Periodic Pension Cost
Interest cost on projected benefit obligation	$891	$989
Expected return on plan assets	(972)	(1,180)
Net amortization	384	394
Net Periodic Pension Expense	$303	$203

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
Our total investment in qualified affordable housing projects was $6.4 million at March 31, 2020 and $4.8 million at December 31, 2019. Amortization expense, included in other noninterest expense in the Consolidated Statements of Comprehensive Income, was $0.6 million for the three months ended March 31, 2020 and $0.7 million for the three months ended March 31, 2019. The amortization expense was offset by tax credits of $0.6 million for the three months ended March 31, 2020 and $0.7 million for the three months ended March 31, 2019 as a reduction to our federal tax provision.
On September 11, 2019, we entered into a new qualified affordable housing project and committed to an investment of $10.2 million. As of March 31, 2020, we have invested $3.6 million in this new project. No amortization expense or tax credits will be recognized for this new project until complete, which we expect to be later in 2020.

NOTE 15. SHARE REPURCHASE PLAN

On September 16, 2019, our Board of Directors authorized a $50 million share repurchase plan. This repurchase authorization, which is effective through March 31, 2021, permits S&T to repurchase from time to time up to $50 million in aggregate value of shares of S&T's common stock through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and S&T's financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds. During the three months ended March 31, 2020, we repurchased 411,430 common shares at a total cost of $12.6 million, or an average of $30.52 per share. Repurchase activity was suspended in March as the impact of the COVID-19 pandemic spread.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 16. SUBSEQUENT EVENTS
Paycheck Protection Program
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program, or PPP, a $349 billion program designed to aid small and medium sized businesses through federally guaranteed loans distributed through banks. The Paycheck Protection Program and Health Care Enhancement Act, or PPP/HCEA Act, was signed into law on April 24, 2020. Among other provisions, the PPP/HCEA Act authorized an additional $310 billion of funding under the CARES Act for PPP loans. These loans are intended to cover eight weeks of payroll and other costs to help those businesses remain viable. As of May 5, 2020, we had obtained approvals for 2,959 loans totaling $548.0 million.
PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00 percent and a term of two years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The loans are 100 percent guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1 percent to 5 percent based on the size of the loan.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three month periods ended March 31, 2020 and 2019. Our MD&A should be read in conjunction with our Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
Important Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting S&T and its future business and operations. Forward-looking statements are typically identified by words or phrases such as “will likely result”, “expect”, “anticipate”, “estimate”, “forecast”, “project”, “intend”, “ believe”, “assume”, “strategy”, “trend”, “plan”, “outlook”, “outcome”, “continue”, “remain”, “potential”, “opportunity”, “believe”, “comfortable”, “current”, “position”, “maintain”, “sustain”, “seek”, “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses and the credit risk of our commercial and consumer loan products; changes in the level of charge-offs and changes in estimates of the adequacy of the allowance for credit losses; cyber-security concerns; rapid technological developments and changes; sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; regulatory supervision and oversight, including changes in regulatory capital requirements and our ability to address those requirements; changes in accounting policies, practices, or guidance, for example, our adoption of CECL; legislation affecting the financial services industry as a whole, and S&T, in particular; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions, including DNB, cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated;

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

containing costs and expenses; reliance on significant customer relationships; an interruption or cessation of an important service by a third-party provider; general economic or business conditions, including the strength of regional economic conditions in our market area; the duration and severity of the coronavirus (“COVID-19”) pandemic, both in our principal area of operations and nationally, including the ultimate impact of the pandemic on the economy generally and on our operations; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; the stability of our core deposit base and access to contingency funding; re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses.
Many of these factors, as well as other factors, are described in our Annual Report on Form 10-K for the year ended December 31, 2019, including Part I, Item 1A-"Risk Factors" and any of our subsequent filings with the SEC. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.
Critical Accounting Policies and Estimates
Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2020 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2019 under Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for we have updated our allowance for credit losses policy in response to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
Allowance for Credit Losses
The ACL is a valuation reserve established and maintained by charges against operating income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the ACL when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The ACL is an estimate of expected credit losses, measured over the contractual life of a loan, that considers our historical loss experience, current conditions and forecasts of future economic conditions. Determination of an appropriate ACL is inherently subjective and may have significant changes from period to period.
The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans.
The ACL for homogeneous loans is calculated using a life-time loss rate methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. The ACL model is comprised of six distinct portfolio segments: 1) Construction, 2) Commercial Real Estate, or CRE, 3) Commercial and Industrial, or C&I, 4) Business Banking, 5) Consumer Real Estate and 6) Other Consumer. Each segment has a distinct set of risk characteristics monitored by management. We further evaluate the ACL at a disaggregated level which includes type of collateral and our internal risk rating system for the commercial segments and type of collateral, lien position, and FICO score, for the consumer segments. Historical credit loss experience is the basis for the estimation of expected credit losses. We apply historical loss rates to pools of loans with similar risk characteristics. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and supportable forecast adjustment is based on the unemployment forecast and management judgment. For periods beyond which we are able to develop reasonable and supportable forecasts, we revert to the historical loss rate. The qualitative adjustments for current conditions are based upon changes in lending policies and practices, experience and ability of lending staff, quality of the bank’s loan review system, value of underlying collateral for collateral dependent loans, the existence of and changes in concentrations and other external factors. These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in other liabilities.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The ACL for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and therefore, should be individually assessed. We evaluate all commercial loans greater than $0.5 million that meet the following criteria: 1) when it is determined that foreclosure is probable, 2) substandard, doubtful and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral, 3) any commercial troubled debt restructuring (TDR), or any loan reasonably expected to become a TDR whether on accrual or nonaccrual status and 4) when it is determined by management that a loan does not share similar risk characteristics with other loans. Specific reserves are established based on the following three acceptable methods for measuring the ACL: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral when the loan is collateral dependent. Our individual loan evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. Collateral values are discounted to consider disposition costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the loan is less than the recorded investment in the loan balance.
Although we believe our process for determining the ACL appropriately considers all the factors that would likely result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual losses are higher than management estimates, additional provision for credit losses could be required and could adversely affect our earnings or financial position in future periods.

Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.0 billion at March 31, 2020. We operate in five markets including Western Pennsylvania, Eastern Pennsylvania, Northeast Ohio, Central Ohio, and Upstate New York.
We provide a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA”.
We earn revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. We incur expenses for the cost of deposits and other funding sources, provision for credit losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.
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

COVID-19 Update

S&T is monitoring and will continue to monitor the impact of the novel coronavirus (“COVID-19”) pandemic and has taken and will continue to take steps to mitigate the potential risks and impact on S&T and to promote the health and safety of our employees, and the customers and communities we serve. In response to the COVID-19 pandemic, preventive health measures including social distancing, wearing masks, remote work where feasible, extra cleaning and branch access restrictions have been implemented. Our Business Continuity teams were activated and have guided our efforts to respond to the rapidly developing situation. Furthermore, as described in Note 16 of Notes to Consolidated Financial Statements, we are participating in the PPP, designed to aid small and medium sized businesses to address the impact of the COVID-19 pandemic.
The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

uncertain and unpredictable. The COVID-19 pandemic has had, and we expect that it will continue to have, negative impacts on S&T’s commercial and consumer loan customers and the economy as a whole. The severity and length of the
COVID-19 pandemic’s impact on S&T and the U.S. and global economies are unknown. In order to assist our customers through this difficult period we have provided the following assistance, which may have an adverse impact on our results in the short term, but which we believe will provide better outcomes in the long term for our customers and for S&T:

•	We have provided needs-based payment deferrals and modifications to interest only periods to commercial loan customers.

•	We have provided mortgage and consumer loan payment deferrals with no negative credit bureau reporting to consumer customers.

•	We have paused foreclosures/repossessions for mortgages and consumer loans.
Earnings Summary
Net income decreased $9.7 million, or 42.3 percent, to $13.2 million, or $0.34 per diluted share, for the three months ended March 31, 2020 compared to $22.9 million, or $0.66 per diluted share, in 2019. The decrease in net income was primarily due to the potential impact of COVID-19 on our expected credit losses which contributed to an increased provision for credit losses of $14.4 million, an increase in other noninterest expenses of $7.5 million, which included $2.3 million, or $0.05 per diluted share, of merger related expenses. These increases were offset by an increase of $9.7 million in net interest income which was primarily a result of the merger.
Net interest income increased $9.7 million, or 16.0 percent, to $70.0 million compared to $60.3 million for the three months ended March 31, 2019. The increase was primarily due to higher average interest-earning assets of $1.4 billion. The majority of the increase came from higher average loans of $1.2 billion from organic loan growth combined with $900 million of loans from the DNB Merger. Average interest-bearing liabilities increased $1.0 billion, primarily from increases in average interest-bearing deposits from the DNB merger. Net interest margin, on a fully taxable-equivalent, or FTE, basis (non-GAAP), declined 18 basis points to 3.53 percent compared to 3.71 percent from the year ago period due to the declining interest rate environment. Net interest margin is reconciled to net interest income adjusted to an FTE basis below in the "Net Interest Income" section of this MD&A.
The provision for credit losses, which includes a provision for losses on unfunded commitments, increased $14.4 million to $20.1 million for the three months ended March 31, 2020 compared to $5.7 million in the same period of 2019. The significant increase in the provision for credit losses was mainly due to a $16.3 million increase in our ACL in response to the COVID-19 pandemic. Net loan charge-offs increased $6.0 million to $11.2 million, or 0.63 percent of average loans, for the three months ended March 31, 2020 compared to $5.2 million, or 0.36 percent of average loans, in the same period in 2019.
Total noninterest income increased $1.0 million to $12.4 million for the three months ended March 31, 2020 compared to $11.4 million in the same period of 2019. Total noninterest income includes the impact of the DNB merger in the three months ended March 31, 2020 since the merger closed on November 30, 2019. The increase in noninterest income primarily related to higher commercial loan swap income of $1.9 million as we continue to see a high demand for this product in the current rate environment. Also impacting the increase was $0.7 million in mortgage banking fees, $0.5 million in debit and credit card fees and $0.4 million in service charges on deposit accounts. Offsetting these increases was a $2.8 million decrease in other income primarily attributable to the decline in stock market performance during the first quarter of 2020 resulting in a change in the valuation related to a deferred compensation plan of $1.8 million, which has a corresponding offset in salaries and benefit expense resulting in no impact to net income and a decrease in the equity securities portfolio of $1.3 million compared to the prior period.
Noninterest expense increased $7.5 million to $46.4 million in three months ended March 31, 2020 compared to $38.9 million in the same period in 2019. Total noninterest expense includes the impact of the DNB merger in the three months ended March 31, 2020 since the merger closed on November 30, 2019. We incurred $2.3 million of merger related expenses in the three months ended March 31, 2020 and higher operating expenses after the merger with DNB. Other noninterest expense increased $2.6 million mainly due to $1.1 million increase related to historic tax credits and $0.5 million of additional amortization related to the DNB merger.
The provision for income taxes decreased $1.5 million to $2.7 million for the three months ended March 31, 2020 compared to $4.2 million in the same period in 2019 as a result of the decrease in pretax income of $11.2 million. Our effective tax rate increased to 17.3 percent for the three months ended March 31, 2020 compared to 15.6 percent for the same period in 2019. The increase in the effective tax rate is primarily due to a $1.7 million decrease in benefits from tax credits in the first quarter of 2020 compared to the same period of 2019.

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
We believe the presentation of net interest income and net interest margin on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (GAAP) per the Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted on an FTE basis and net interest margin adjusted on an FTE basis in the "Results of Operations - Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019 - Net Interest Income" section of this MD&A.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2020 Compared to
Three Months Ended March 31, 2019
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
The following table reconciles interest income per the Consolidated Statements of Comprehensive Income to net interest income and rates on an FTE basis for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Total interest income	$87,589	$78,590
Total interest expense	17,553	18,234
Net Interest Income per Consolidated Statements of Comprehensive Income	70,036	60,356
Adjustment to FTE basis	849	961
Net Interest Income on an FTE Basis (Non-GAAP)	$70,885	$61,317
Net interest margin	3.48%	3.65%
Adjustment to FTE basis	0.05%	0.06%
Net Interest Margin on an FTE Basis (Non-GAAP)	3.53%	3.71%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheet and Net Interest Income Analysis (FTE)
The following tables provide information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$99,646	$355	1.42%	$53,588	$352	2.63%
Securities, at fair value(2)(3)	786,858	4,995	2.54%	680,517	4,558	2.68%
Loans held for sale	1,867	18	3.76%	894	9	4.07%
Commercial real estate	3,408,684	40,093	4.73%	2,905,272	35,964	5.02%
Commercial and industrial	1,751,678	19,738	4.53%	1,508,658	19,333	5.20%
Commercial construction	386,363	4,495	4.68%	249,997	3,312	5.37%
Total Commercial Loans	5,546,725	64,326	4.66%	4,663,927	58,609	5.10%
Residential mortgage	990,866	10,328	4.18%	722,554	7,869	4.38%
Home equity	540,193	6,501	4.84%	467,739	6,269	5.44%
Installment and other consumer	79,680	1,388	7.01%	69,099	1,222	7.17%
Consumer construction	10,508	120	4.61%	9,466	144	6.19%
Total Consumer Loans	1,621,247	18,337	4.54%	1,268,858	15,504	4.93%
Total Portfolio Loans	7,167,972	82,663	4.64%	5,932,785	74,113	5.06%
Total Loans(1)(2)	7,169,839	82,681	4.64%	5,933,679	74,122	5.06%
Federal Home Loan Bank and other restricted stock	23,601	407	6.90%	24,471	519	8.90%
Total Interest-earning Assets	8,079,944	88,438	4.40%	6,692,255	79,551	4.81%
Noninterest-earning assets	687,382			518,500
Total Assets	$8,767,326			$7,210,755
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$942,030	$1,382	0.59%	$54,695	$553	0.41%
Money market	1,993,764	6,318	1.27%	1,568,417	7,292	1.89%
Savings	830,985	477	0.23%	770,587	472	0.25%
Certificates of deposit	1,601,324	7,161	1.80%	1,434,511	6,664	1.88%
Total Interest-bearing Deposits	5,368,103	15,338	1.15%	4,319,210	14,981	1.41%
Securities sold under repurchase agreements	30,790	42	0.56%	23,170	29	0.52%
Short-term borrowings	286,365	1,145	1.61%	319,389	2,145	2.72%
Long-term borrowings	51,845	325	2.52%	70,196	493	2.84%
Junior subordinated debt securities	64,195	703	4.40%	45,619	586	5.21%
Total Borrowings	433,195	2,215	2.06%	458,374	3,253	2.88%
Total Interest-bearing Liabilities	5,801,298	17,553	1.22%	4,777,584	18,234	1.55%
Noninterest-bearing liabilities	1,776,453			1,448,057
Shareholders’ equity	1,189,575			945,114
Total Liabilities and Shareholders’ Equity	$8,767,326			$7,210,755
Net Interest Income (2)(3)		$70,885			$61,317
Net Interest Margin (2)(3)			3.53%			3.71%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent for 2020 and 2019.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest income on an FTE basis (non-GAAP) increased $9.6 million, or 15.6 percent, for the three months ended March 31, 2020 compared to the same period in 2019. The net interest margin on an FTE basis (non-GAAP) decreased 18 basis points for the three months ended March 31, 2020 compared to the same period in 2019.
Interest income on an FTE basis (non-GAAP) increased $8.9 million, or 11.2 percent, for the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily due to increases in average interest-earning assets of $1.4 billion for the three months ended March 31, 2020 offset by lower short-term interest rates compared to the same period in 2019. Average loan balances increased $1.2 billion compared to the same period in 2019 due to the DNB merger and organic loan growth. The average rate earned on loans decreased 42 basis points compared to the same period in 2019 primarily due to lower short-term interest rates. Average investment securities increased $106.3 million and the average rate earned decreased 14 basis points compared to the same period in 2019. Overall, the FTE rate on interest-earning assets (non-GAAP) decreased 41 basis points for the three months ended March 31, 2020 compared to the same period in 2019.
Interest expense decreased $0.7 million for the three months ended March 31, 2020 compared to the same period in 2019. The decrease was primarily due to lower short-term interest rates compared to the same period in 2019. Average interest-bearing deposits increased $1.0 billion compared to the same period in 2019 due to the DNB merger and organic deposit growth. The average rate paid decreased 26 basis points compared to the same period in 2019 primarily due to lower short-term interest rates. Average total borrowings decreased $25.2 million and the average rate paid decreased 82 basis points compared to the same period in 2019. Overall, the cost of interest-bearing liabilities decreased 33 basis points for the three months ended March 31, 2020, compared to the same period in 2019.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2020 Compared to March 31, 2019
(dollars in thousands)	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$302	$(299)	$3
Securities, at fair value(2)(3)	712	(274)	438
Loans held for sale	10	(1)	9
Commercial real estate	6,232	(2,103)	4,129
Commercial and industrial	3,114	(2,709)	405
Commercial construction	1,807	(623)	1,184
Total Commercial Loans	11,153	(5,435)	5,718
Residential mortgage	2,922	(463)	2,459
Home equity	971	(739)	232
Installment and other consumer	187	(21)	166
Consumer construction	16	(40)	(24)
Total Consumer Loans	4,096	(1,263)	2,833
Total Portfolio Loans	15,249	(6,698)	8,551
Total Loans (1)(2)	15,259	(6,699)	8,560
Federal Home Loan Bank and other restricted stock	(18)	(94)	(112)
Change in Interest Earned on Interest-earning Assets	16,255	(7,366)	8,889
Interest paid on:
Interest-bearing demand	$401	$428	$829
Money market	1,977	(2,951)	(974)
Savings	37	(33)	4
Certificates of deposit	775	(278)	497
Total Interest-bearing Deposits	3,190	(2,834)	356
Securities sold under repurchase agreements	10	4	14
Short-term borrowings	(222)	(779)	(1,001)
Long-term borrowings	(129)	(39)	(168)
Junior subordinated debt securities	239	(121)	118
Total Borrowings	(102)	(935)	(1,037)
Change in Interest Paid on Interest-bearing Liabilities	3,088	(3,769)	(681)
Change in Net Interest Income	$13,167	$(3,597)	$9,570
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent for 2020 and 2019.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(4) Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Provision for Credit Losses

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. At January 1, 2020, we increased the ACL by $27.3 million for the day one CECL adjustment. The provision for credit losses increased $14.4 million to $20.1 million for the three months ended March 31, 2020 compared to $5.7 million for the same period in 2019. The provision for credit losses includes $1.6 million for the reserve for unfunded commitments for the three months ended March 31, 2020.
The significant increase in the provision for credit losses during the three months ended March 31, 2020 was mainly due to the COVID-19 pandemic. We added approximately $14.9 million to the ACL in the first quarter of 2020 related to qualitative factors. This included $11.2 million for a revised economic forecast and the impact of that forecast on certain loan portfolios due to the COVID-19 pandemic. Changes in current conditions resulted in an additional $3.7 million increase in the ACL.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net loan charge-offs increased $6.0 million to $11.2 million, or 0.63 percent of average loans, for the first quarter of 2020 compared to $5.2 million, or 0.36 percent of average loans, for the same period in 2019. The most significant charge-off for the first quarter related to a $9.9 million C&I relationship that was charged off due to potential irregularities of the borrower that are still under review. We obtained information on the relationship subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2019, but before the end of the first quarter of 2020; therefore, we recorded a $9.9 million specific reserve in the day one CECL adjustment. The updated information supported a loss existed at January 1, 2020. Nonperforming loans increased $25.8 million to $73.8 million at March 31, 2020 compared to $48.0 million at March 31, 2019. The significant increase in nonperforming loans primarily related to the addition of a $20.9 million CRE relationship and a $5.9 million C&I relationship, which was partially offset by the $9.9 million C&I relationship that was charged off during the quarter. The $20.9 million CRE relationship became a performing TDR in the third quarter of 2019 and then moved to nonperforming in the first quarter of 2020 when the borrower experienced financial deterioration that lead to cash flow issues. The relationship was individually assessed at March 31, 2020 resulting in no ACL due to the borrower being current on their payments under the modified terms and the relationship being fully collateralized as of March 31, 2020 or as of the filing date of this Form 10-Q.

.

Noninterest Income

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Net gain on sale of securities	$—	$—	$—	—
Service charges on deposit accounts	3,558	3,153	405	12.8%
Debit and credit card	3,482	2,974	508	17.1%
Commercial loan swap income	2,484	581	1,903	327.5%
Wealth management	2,362	2,048	314	15.3%
Mortgage banking	1,236	494	742	150.2%
Other	(719)	2,112	(2,831)	(134.0)%
Total Noninterest Income	$12,403	$11,362	$1,041	9.2%
NM - not meaningful

Noninterest income increased $1.0 million to $12.4 million for the three months ended March 31, 2020 compared to the same period in 2019. Total noninterest income includes the impact of the DNB merger in the three months ended March 31, 2020 which closed on November 30, 2019. The increase was also related to higher commercial loan swap income of $1.9 million due to an increase in customer demand for this product in the current interest rate environment. Mortgage banking fees increased $0.7 million due to an increase in the volume of loans originated for sale in the secondary market due to a decline in mortgage rates from the comparable period. Debit and credit card fees also increased $0.5 million compared to 2019 due to increased debit card usage, the DNB merger and the timing of referral merchant revenue. Offsetting these increases was a $2.8 million decrease in other income primarily attributable to the decline in stock market performance during the first quarter of 2020 resulting in a change in the valuation related to a deferred compensation plan of $1.8 million, which has a corresponding offset in salaries and benefit expense resulting in no impact to net income and a decrease in the equity securities portfolio of $1.3 million compared to the prior period.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Salaries and employee benefits(1)	$21,335	$20,910	$425	2.0%
Data processing and information technology(1)	3,868	3,233	635	19.6%
Net occupancy(1)	3,765	3,036	729	24.0%
Furniture, equipment and software(1)	2,519	2,230	289	13.0%
Merger related expenses	2,342	—	2,342	NM
Other taxes	1,600	1,185	415	35.0%
Marketing(1)	1,111	1,141	(30)	(2.6)%
Professional services and legal(1)	1,048	1,184	(136)	(11.5)%
FDIC insurance	770	516	254	49.2%
Other(1)	8,033	5,449	2,584	47.4%
Total Noninterest Expense	$46,391	$38,884	$7,507	19.3%
(1)Excludes Merger related expenses for 2020 amounts only.
NM - not meaningful

Noninterest expense increased $7.5 million, or 19.3 percent, to $46.4 million in 2020 compared to 2019. Total noninterest expense includes the impact of the DNB merger in the three months ended March 31, 2020 which closed on November 30, 2019. Total merger related expenses of $2.3 million incurred in the three months ended March 31, 2020 included $1.4 million of salaries and employee benefits, $0.4 million for data processing, $0.2 million for professional services and $0.3 million in various other expenses. Other noninterest expense increased $2.6 million mainly due to $1.1 million increase related to historic tax credits and $0.5 million additional amortization related to the DNB merger. Net occupancy expenses increased $0.7 million due to additional locations acquired as part of the DNB merger. Salaries and employee benefits increased $0.4 million primarily due to additional employees. Data processing and information technology increased $0.6 million due to the outsourcing agreement for certain components of our information technology function, the annual increase with our third-party data processor and the merger. Other taxes increased $0.4 million due to the merger and growth resulting in an increase in our shares tax.
Provision for Income Taxes

The provision for income taxes decreased $1.5 million to $2.7 million for the three months ended March 31, 2020 compared to $4.2 million in the same period in 2019 as a result of the decrease in pretax income of $11.2 million. Our effective tax rate increased to 17.3 percent for the three months ended March 31, 2020 compared to 15.6 percent for the same period in 2019. The increase in the effective tax rate is primarily due to a $1.7 million decrease in tax benefits from tax credits compared to 2019.

Financial Condition as of March 31, 2020
Total assets increased $0.2 billion to $9.0 billion at March 31, 2020 compared $8.8 billion at December 31, 2019. Total portfolio loans increased $109.6 million to $7.2 billion at March 31, 2020 compared to $7.1 billion at December 31, 2019. The increase in portfolio loans primarily related to growth in the commercial loan portfolio of $107.6 million with increases of $60.5 million in C&I, $26.0 million in CRE and $21.1 million in commercial construction compared to December 31, 2019. Consumer loans increased $2.0 million compared to December 31, 2019 with increases in all categories except residential mortgages. Home equity increased $6.1 million, consumer construction loans increased $4.8 million, installment and other consumer increased $0.9 million offset by a decrease of $9.8 million in residential mortgages.
Securities increased $15.2 million to $799.5 million at March 31, 2020 from $784.3 million at December 31, 2019. The increase in securities is primarily due to increases in the unrealized gains of $21.6 million during the three months ended March 31, 2020 partially offset by pay downs on mortgage-backed securities. The bond portfolio had an unrealized gain of $32.3 million at March 31, 2020 compared to $10.7 million at December 31, 2019 due to a decrease in interest rates.
Our deposits increased $21.3 million, with total deposits of $7.1 billion at March 31, 2020 compared to $7.0 billion at December 31, 2019. Customer deposits increased $37.3 million from December 31, 2019. Money market deposits increased $17.9 million, certificates of deposit increased $8.5 million, savings increased $5.3 million, noninterest-bearing demand deposits increased $4.9 million, and interest-bearing demand increased $0.7 million. Total brokered deposits decreased $16.0 million from December 31, 2019. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
Total borrowings increased $177.8 million, or 42.7 percent, compared to December 31, 2019 to fund asset growth. Total short-term borrowings increased by $128.9 million, or 45.8 percent compared to December 31, 2019. Securities sold under repurchase agreements increased $49.8 million to $69.6 million at March 31, 2020 compared to December 31, 2019 due to repositioning by our REPO customers,
Total shareholders’ equity decreased by $15.8 million and remains at $1.2 billion at March 31, 2020 compared to $1.2 billion at December 31, 2019. The decrease was primarily due to the $22.6 million cumulative-effect adjustment related to the adoption of ASU 2016-13, share repurchases of $12.6 million and $11.1 million of dividends partially offset by net income of $13.2 million and $17.3 million increase in other comprehensive income. The increase in other comprehensive income was due to a $17.0 million increase in unrealized gains on our available-for-sale investment securities, net of tax, and a $0.3 million change in the funded status of our employee benefit plans.
Securities Activity

(dollars in thousands)	March 31, 2020	December 31, 2019	$ Change
U.S. treasury securities	$10,372	$10,040	$332
Obligations of U.S. government corporations and agencies	137,982	157,697	(19,715)
Collateralized mortgage obligations of U.S. government corporations and agencies	189,472	189,348	124
Residential mortgage-backed securities of U.S. government corporations and agencies	21,193	22,418	(1,225)
Commercial mortgage-backed securities of U.S. government corporations and agencies	284,679	275,870	8,809
Corporate obligations	7,551	7,627	(76)
Obligations of states and political subdivisions	144,717	116,133	28,584
Available-for-Sale Debt Securities	795,966	779,133	16,833
Marketable equity securities	3,566	5,150	(1,584)
Total Securities	$799,532	$784,283	$15,249
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income, and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities increased $15.2 million to $799.5 million at March 31, 2020 from $784.3 million at December 31, 2019. The increase in securities is primarily due to an increase in market value compared to December 31, 2019.
At March 31, 2020 our bond portfolio was in a net unrealized gain position of $32.3 million compared to a net unrealized gain position of $10.7 million at December 31, 2019. At March 31, 2020 total gross unrealized gains in the bond portfolio were $32.3 million compared to December 31, 2019, when total gross unrealized gains were $11.7 million offset by gross unrealized losses of $1.0 million. Management evaluates the securities portfolio to determine if an ACL is needed each quarter. During the three months ended March 31, 2020 we did not record an ACL related to the securities portfolio.
Loan Composition

	March 31, 2020		December 31, 2019
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$3,442,495	47.50%	$3,416,518	47.87%
Commercial and industrial	1,781,402	24.58	1,720,833	24.11
Construction	396,518	5.47	375,445	5.26
Total Commercial Loans	5,620,415	77.56%	5,512,796	77.24%
Consumer
Residential mortgage	988,816	13.64%	998,585	13.99%
Home equity	544,405	7.51	538,348	7.54
Installment and other consumer	79,887	1.10	79,033	1.10
Construction	13,222	0.18	8,390	0.12
Total Consumer Loans	1,626,329	22.44%	1,624,356	22.76%
Total Portfolio Loans	7,246,745	100.00%	7,137,152	100.00%
Loans held for sale	7,309		5,256
Total Loans	$7,254,054		$7,142,408
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commercial loans, including CRE, C&I and commercial construction, comprised 77.6 percent of total portfolio loans at March 31, 2020 and 77.2 percent at December 31, 2019. Total portfolio loans increased $109.6 million to $7.2 billion at March 31, 2020 compared to $7.1 billion at December 31, 2019. The increase of $107.6 million in the commercial loans related to $60.5 million in C&I, $26.0 million in CRE and $21.1 million in commercial construction loans compared to December 31, 2019.
Consumer loans represent 22.4 percent of our total portfolio loans at March 31, 2020 and 22.8 percent at December 31, 2019. Consumer loans increased $2.0 million compared to December 31, 2019 with increases in all categories except residential mortgages. Home equity increased $6.1 million, consumer construction loans increased $4.8 million, installment and other consumer increased $0.9 million offset by a decrease of $9.8 million in residential mortgages.
Allowance for Credit Losses
We maintain an ACL at a level determined to be adequate to absorb estimated expected credit losses within the loan portfolio over the contractual life of a loan that considers our historical loss experience, current conditions and forecasts of future economic conditions as of the balance sheet date. We develop and document a systematic ACL methodology based on the following portfolio segments: 1) Construction, 2) CRE, 3) C&I, 4) Business Banking, 5) Consumer Real Estate and 6) Other Consumer.
The following are key risks within each portfolio segment:
CRE—Loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes such as hotels, retail, multifamily, and healthcare. Operations of the individual projects and global cash flows of the debtors are the primary sources of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the collateral type and the business prospects of the lessee, if the project is not owner-occupied.
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
Business Banking—Commercial loans made to small businesses that are standard, non-complex products evaluated through a streamlined credit approval process that has been designed to maximize efficiency while maintaining high credit quality standards that meet small business market customers’ needs. The business banking portfolio is monitored by utilizing a standard and closely managed process focusing on behavioral and performance criteria. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the collateral type and business.
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
The following table presents activity in the ACL for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking(1)	Consumer Real Estate	Other Consumer	Total Loans
Three months ended March 31, 2020
Allowance for credit losses on loans:
Balance at beginning of period	$30,577	$15,681	$7,900	$—	$6,337	$1,729	$62,224
Impact of CECL adoption	4,810	7,853	(3,376)	12,898	4,525	642	27,352
Provision for credit losses on loans	7,639	6,196	2,309	1,194	472	620	18,430
Charge-offs	(442)	(9,879)	(229)	(460)	(172)	(248)	(11,430)
Recoveries	27	19	2	74	38	114	274
Net (Charge-offs)/Recoveries	(415)	(9,860)	(227)	(386)	(134)	(134)	(11,156)
Balance at End of Period	$42,611	$19,870	$6,606	$13,706	$11,200	$2,857	$96,850

	March 31, 2020		December 31, 2019
Ratio of net charge-offs to average loans outstanding	0.63%	*	0.22%
Allowance for credit losses as a percentage of total loans	1.34%		0.87%
Allowance for credit losses to nonperforming loans	131%		115%
* Annualized
(1) In connection with our adoption of ASU 2016-13, we made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Our new segmentation breaks out business banking loans from our other loan segments: CRE, C&I , commercial construction, consumer real estate and other consumer. The business banking allowance balance at the beginning of period is included in the other segments and reclassified to business banking through the impact of CECL adoption line.

The adoption of ASU 2016-13 resulted in an increase to our ACL of $27.4 million on January 1, 2020. The increase included $8.2 million for S&T legacy loans and $9.3 million for acquired loans from the DNB merger. We also recorded a day one adjustment of $9.9 million primarily related to a C&I relationship that was charged off in the first quarter of 2020. We obtained information on the relationship subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2019, but before the end of the first quarter of 2020. The updated information supported that a loss existed at January 1, 2020.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The significant increase in the provision for credit losses of $18.4 million during the three months ended March 31, 2020 was mainly due to the COVID-19 pandemic. Net loan charge-offs were $11.2 million, or 0.63 percent of average loans, for the three months ended March 31, 2020. The most significant charge-off for the first quarter related to a $9.9 million C&I relationship that was charged off due to potential irregularities of the borrower that are still under review. We obtained information on the relationship subsequent to filing our December 31, 2019 10-K, but before the end of the first quarter of 2020; therefore, we recorded a day one CECL adjustment through a $9.9 million specific reserve. The updated information supported a loss existed at January 1, 2020.
Commercial substandard loans increased $15.8 million to $168.5 million at March 31, 2020 compared to $152.7 million at December 31, 2019 and special mention loans increased $20.8 million to $124.7 million at March 31, 2020 compared to $103.9 million at December 31, 2019 due to downgrades as a result of updated financial information.
Nonperforming loans increased $19.7 million to $73.8 million at March 31, 2020 compared to $54.1 million at
December 31, 2019. The significant increase in nonperforming loans primarily related to the addition of a $20.9 million CRE relationship and a $5.9 million C&I relationship, which was partially offset by the $9.9 million C&I relationship that was charged off during the quarter. The $20.9 million CRE relationship became a performing TDR in the third quarter of 2019 and then moved to nonperforming in the first quarter of 2020 when the borrower experienced financial deterioration that led to cash flow issues. The relationship was individually assessed at March 31, 2020 resulting in no ACL due to the borrower being current on their payments under the modified terms and the relationship is fully collateralized as of March 31, 2020.
The adoption of the CECL accounting standard as of January 1, 2020 and the uncertainty around the COVID-19 pandemic both contributed to the higher ACL of 1.34 percent of total portfolio loans as of March 31, 2020 compared to 0.87 percent at December 31, 2019.
TDRs increased $5.4 million to $51.3 million at March 31, 2020 compared to $45.9 million at December 31, 2019. Total TDRs of $51.3 million at March 31, 2020 included $15.2 million, or 29.6 percent, that were accruing and $36.1 million, or 70.4 percent, that were not accruing.
Our allowance for credit losses on unfunded commercial lending commitments and letters of credit provide for the risk of expected loss in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on our consolidated statement of comprehensive income. The allowance for unfunded loan commitments was $6.1 million at March 31, 2020 compared to $3.1 million at December 31, 2019. The adoption of ASU 2016-13 resulted in an increase to our allowance for unfunded commitments of $1.4 million on January 1, 2020. We increased the allowance for unfunded loan commitments $1.6 million during the three months ended March 31, 2020 mainly in response to COVID-19 pandemic. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(dollars in thousands)	March 31, 2020	December 31, 2019	$ Change
Nonperforming Loans
Commercial real estate	$21,267	$22,427	$(1,160)
Commercial and industrial	4,348	13,287	(8,939)
Commercial construction	571	737	(166)
Residential mortgage	9,271	6,697	2,574
Home equity	2,029	1,961	68
Installment and other consumer	258	36	222
Total Nonperforming Loans	37,744	45,145	(7,400)
Nonperforming Troubled Debt Restructurings
Commercial real estate	29,242	6,713	22,529
Commercial and industrial	4,734	695	4,039
Commercial construction	—	—	—
Residential mortgage	1,311	822	489
Home equity	768	678	90
Installment and other consumer	—	4	(4)
Total Nonperforming Troubled Debt Restructurings	36,055	8,912	27,142
Total Nonperforming Loans	73,799	54,057	19,742
OREO	3,389	3,525	(136)
Total Nonperforming Assets	$77,188	$57,582	$19,606

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	1.02%	0.76%
Nonperforming assets as a percent of total loans plus OREO	1.06%	0.81%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due.
Nonperforming loans increased $19.7 million to $73.8 million at March 31, 2020 compared to $54.1 million at
December 31, 2019 mainly due to the $20.9 million CRE relationship discussed above.
Deposits

(dollars in thousands)	March 31, 2020	December 31, 2019	$ Change
Customer Deposits
Noninterest-bearing demand	$1,702,960	$1,698,082	$4,878
Interest-bearing demand	762,783	762,111	672
Money market	1,867,602	1,849,684	17,918
Savings	836,237	830,919	5,318
Certificates of deposit	1,543,790	1,535,305	8,485
Total Customer Deposits	6,713,371	6,676,101	37,271
Brokered Deposits
Interest-bearing demand	200,154	200,220	(66)
Money market	100,090	100,127	(37)
Certificates of deposit	44,263	60,128	(15,865)
Total Brokered Deposits	344,507	360,475	(15,969)
Total Deposits	$7,057,879	$7,036,576	$21,303

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits at March 31, 2020 increased $21.3 million from December 31, 2019. Total customer deposits increased $37.3 million from December 31, 2019. Money market deposits increased $17.9 million, certificates of deposit increased $8.5 million, savings increased $5.3 million, noninterest-bearing demand deposits increased $4.9 million, and interest-bearing demand increased $0.7 million. Total brokered deposits decreased $16.0 million from December 31, 2019. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.

Borrowings

(dollars in thousands)	March 31, 2020	December 31, 2019	$ Change
Securities sold under repurchase agreements	$69,644	$19,888	$49,756
Short-term borrowings	410,240	281,319	128,921
Long-term borrowings	50,180	50,868	(688)
Junior subordinated debt securities	64,038	64,277	(239)
Total Borrowings	$594,102	$416,352	$177,750
Borrowings are an additional source of funding for us. At March 31, 2020 total borrowings increased $177.8 million, or 42.7 percent, compared to December 31, 2019 to fund asset growth. Total short-term borrowings increased by $128.9 million, or 45.8 percent, compared to December 31, 2019. Securities sold under repurchase agreements increased $49.8 million to $69.6 million during the three month period compared to December 31, 2019 due to repositioning by our REPO customers.
Information pertaining to short-term borrowings is summarized in the tables below for the three months ended March 31, 2020 and for the twelve months ended December 31, 2019.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	March 31, 2020	December 31, 2019
Balance at the period end	$69,644	$19,888
Average balance during the period	$30,790	$16,863
Average interest rate during the period	0.56%	0.65%
Maximum month-end balance during the period	$69,644	$23,427
Average interest rate at the period end	0.25%	0.74%

	Short-Term Borrowings
(dollars in thousands)	March 31, 2020	December 31, 2019
Balance at the period end	$410,240	$281,319
Average balance during the period	$286,365	$255,264
Average interest rate during the period	1.61%	2.51%
Maximum month-end balance during the period	$410,240	$425,000
Average interest rate at the period end	0.44%	1.84%
Information pertaining to long-term borrowings is summarized in the tables below for the three months ended March 31, 2020 and for the twelve months ended December 31, 2019.

	Long-Term Borrowings
(dollars in thousands)	March 31, 2020	December 31, 2019
Balance at the period end	$50,180	$50,868
Average balance during the period	$51,845	$66,392
Average interest rate during the period	2.52%	2.76%
Maximum month-end balance during the period	$50,635	$70,418
Average interest rate at the period end	2.59%	2.61%

	Junior Subordinated Debt Securities
(dollars in thousands)	March 31, 2020	December 31, 2019
Balance at the period end	$64,038	$64,277
Average balance during the period	$64,195	$47,934
Average interest rate during the period	4.40%	4.82%
Maximum month-end balance during the period	$64,648	$64,277
Average interest rate at the period end	3.63%	4.42%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
Liquidity is defined as a financial institution’s ability to meet its cash and collateral obligations at a reasonable cost. This includes the ability to satisfy the financial needs of depositors who want to withdraw funds or of borrowers needing to access funds to meet their credit needs. In order to manage liquidity risk, our Board of Directors has delegated authority to ALCO for the formulation, implementation, and oversight of liquidity risk management for S&T. The ALCO’s goal is to maintain adequate levels of liquidity at a reasonable cost to meet funding needs in both a normal operating environment and for potential liquidity stress events. The ALCO monitors and manages liquidity through various ratios, reviewing cash flow projections, performing stress tests, and having a detailed contingency funding plan. The ALCO policy guidelines define graduated risk tolerance levels. If our liquidity position moves to a level that has been defined as high risk, specific actions are required, such as increased monitoring or the development of an action plan to reduce the risk position.
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing and attract new deposits, mitigating any funding dependency on other more volatile sources. Refer to the "Financial Condition-Deposits" section of this MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to S&T include borrowing availability at the FHLB of Pittsburgh, federal funds lines with other financial institutions, the brokered deposit market, and borrowing availability through the Federal Reserve Borrower-In-Custody program.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate, and high. At March 31, 2020, we had $618.0 million in highly liquid assets, which consisted of $113.2 million in interest-bearing deposits with banks, $497.5 million in unpledged securities and $7.3 million in loans held for sale. This resulted in a highly liquid assets to total assets ratio of 6.9 percent at March 31, 2020. Also, at March 31, 2020, we had a remaining borrowing availability of $2.4 billion with the FHLB of Pittsburgh. Refer to Note 9:, Borrowings in the Notes to Consolidated Financial Statements and the "Financial Condition- Borrowings" section of this MD&A for more details.
The following table summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	March 31, 2020		December 31, 2019
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$843,703	10.03%	$854,146	10.29%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	814,703	10.93%	825,146	11.43%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	843,703	11.32%	854,146	11.84%
Total capital to risk-weighted assets	8.00%	10.00%	948,509	12.73%	954,094	13.22%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$821,488	9.79%	$832,113	10.04%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	821,488	11.04%	832,113	11.56%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	821,488	11.04%	832,113	11.56%
Total capital to risk-weighted assets	8.00%	10.00%	918,495	12.35%	922,310	12.81%

We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of March 31, 2020, we had not issued any securities pursuant to this shelf registration statement.
S&T is monitoring and will continue to monitor the impact of the COVID-19 pandemic and has taken and will continue to take steps to mitigate the potential risks and impact on our liquidity and capital resources. Due to the economic uncertainty, we are taking a prudent approach to capital management and have established access to the Federal Reserve’s PPP Lending Facility.

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

	March 31, 2020			December 31, 2019
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	10.3%	13.5%	0.3%	9.6%	14.4%	(1.8)%
300	7.6	10.1	4.6	7.2	10.8	2.8
200	5.7	7.6	7.6	5.0	7.6	5.5
100	3.5	4.6	6.9	2.7	4.2	5.1
(100)	(8.4)	(10.5)	(18.5)	(4.3)	(6.4)	(10.8)
(200)	NM	NM	NM	—	—	—
NM - not meaningful
The results from the rate shock analyses on pretax net interest income are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive balance sheet will differ depending upon the change in market interest rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, more assets than liabilities will decrease in rate. This situation could result in a decrease in net interest income and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase in net interest income and operating income.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our rate shock analyses show an improvement in the percentage change in pretax net interest income in the 1-12 month rates up scenarios, a decline in the 13-24 month rates up scenarios, and a decline in the rates down scenarios in months 1 - 12 and 13 - 24 when comparing March 31, 2020 to December 31, 2019. Our EVE analyses show an improvement in the percentage change in EVE in the rates up scenarios and a decline in the rates down scenario when comparing March 31, 2020 to December 31, 2019.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of March 31, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2020, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

S&T BANCORP, INC. AND SUBSIDIARIES

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes to the risk factors that we have previously disclosed in Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020 other than the risks described below related to COVID-19.
The duration and severity of the COVID-19 pandemic, in our principal area of operations, nationally and globally, could adversely impact S&T’s business, results of operations and financial condition. While it is difficult to predict the impact of the COVID-19 pandemic (or any other outbreak) on the economy and S&T, the future impacts may include, but are not limited to, the following:

•
Our results of operations may be negatively impacted by general economic or business conditions and uncertainty, including the strength of economic conditions in our principal area of operations impacting the demand for our products and services.

•	The low interest rate environment resulting from the Federal Reserve decreasing the Federal Funds target rates will negatively impact our net interest income and net interest margin.

•	Credit losses may be higher and our provision for credit losses may increase, due to deterioration in the financial condition of S&T’s commercial and consumer loan customers.

•	Declining asset and collateral values may necessitate increases in our provision for credit losses and net charge-offs.

•
Expense management will be impacted by the uncertainty of the effects of the pandemic and S&T’s continued efforts to promote the health and safety of our employees, and the customers and communities we serve.

•	S&T’s liquidity and regulatory capital could be adversely impacted.

•	We may have an interruption or cessation of an important service provided by a third-party provider.

•	Any new or revised regulations regarding capital and liquidity adopted in response to the COVID-19 pandemic may require us to maintain materially more capital or liquidity.

•
Investors may have less confidence in the equity markets in general and in financial services industry in particular, which could have a negative impact on S&T’s stock price and resulting market valuation.

To the extent the COVID-19 pandemic continues to adversely affect the global economy it may also increase the likelihood and/or magnitude of other risks described in the Part I, Item IA. “Risk Factors” in S&T’s Annual Report on Form 10-K for the year ended December 31, 2019.

The impact that the COVID-19 pandemic will have on S&T’s credit losses is uncertain, and continued economic uncertainty and deterioration since January 1, 2020 in the forward looking economic forecasts used to estimate credit losses may adversely affect our ACL.

S&T calculates the ACL, using to the CECL accounting standard adopted January 1, 2020. The CECL methodology reflects expected credit losses and requires consideration of a broad range of reasonable and supportable information to form credit loss estimates. The CECL accounting standard bases the measurement of expected credit losses on historical loss experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. S&T’s ability to assess expected credit losses may be impaired if the models and approaches we use become less predictive of future behaviors. In particular, the reliance on supportable economic forecasts in light of the COVID-19 pandemic has had and is expected to have an impact on the estimates of our ACL. These forecasts have deteriorated since January 1, 2020 and continued adverse economic forecasts and economic uncertainty could adversely affect our ACL.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table is a summary of our purchases of common stock during the first quarter of 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1))	Approximate dollar value of shares that may yet be purchased under the plan
				$50,000,000
01/01/2020 - 01/31/2020	—	—	—	50,000,000

02/01/2020 - 02/29/2020	96,699	34.97	96,699	46,618,003

03/01/2020 - 03/31/2020	314,731	29.16	314,731	37,441,683
Total	411,430	$30.52	411,430	$37,441,683
(1)On September 16, 2019, our Board of Directors authorized a $50 million share repurchase plan. This repurchase authorization, which is effective through March 31, 2021, permits S&T to repurchase from time to time up to $50 million in aggregate value of shares of S&T's common stock through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and S&T's financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds. Repurchase activity was suspended in March 2020 as the impact of the COVID-19 pandemic spread.
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

S&T Bancorp, Inc. (Registrant)

May 8, 2020	/s Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)