Form 10-Q
period 2020-06-30
S&T BANCORP INC
filed 2020-08-06
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Common Stock, $2.50 Par Value - 39,251,638 shares as of August 3, 2020

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $277,670 and $124,491 at June 30, 2020 and December 31, 2019	$351,365	$197,823
Securities, at fair value	804,366	784,283
Loans held for sale	14,259	5,256
Portfolio loans, net of unearned income	7,548,558	7,137,152
Allowance for credit losses on loans	(114,609)	(62,224)
Portfolio loans, net	7,433,949	7,074,928
Bank owned life insurance	81,443	80,473
Premises and equipment, net	56,441	56,940
Federal Home Loan Bank and other restricted stock, at cost	15,151	22,977
Goodwill	373,289	371,621
Other intangible assets, net	9,743	10,919
Other assets	334,290	159,429
Total Assets	$9,474,296	$8,764,649
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,250,958	$1,698,082
Interest-bearing demand	1,055,261	962,331
Money market	2,121,588	1,949,811
Savings	916,268	830,919
Certificates of deposit	1,523,841	1,595,433
Total Deposits	7,867,916	7,036,576
Securities sold under repurchase agreements	92,159	19,888
Short-term borrowings	84,541	281,319
Long-term borrowings	49,489	50,868
Junior subordinated debt securities	64,053	64,277
Other liabilities	180,361	119,723
Total Liabilities	8,338,519	7,572,651
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at June 30, 2020 and December 31, 2019 Outstanding— 39,263,460 shares at June 30, 2020 and 39,560,304 shares at December 31, 2019	103,623	103,623
Additional paid-in capital	400,417	399,944
Retained earnings	692,240	761,083
Accumulated other comprehensive income (loss)	9,232	(11,670)
Treasury stock (2,185,984 shares at June 30, 2020 and 1,889,140 shares at December 31, 2019, at cost)	(69,735)	(60,982)
Total Shareholders’ Equity	1,135,777	1,191,998
Total Liabilities and Shareholders’ Equity	$9,474,296	$8,764,649

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME
Loans, including fees	$75,498	$74,728	$157,549	$148,120
Investment Securities:
Taxable	3,791	3,647	8,074	7,437
Tax-exempt	959	834	1,762	1,679
Dividends	231	415	684	978
Total Interest and Dividend Income	80,479	79,624	168,069	158,214
INTEREST EXPENSE
Deposits	9,227	16,055	24,565	31,036
Borrowings and junior subordinated debt securities	1,104	2,742	3,320	5,995
Total Interest Expense	10,331	18,797	27,885	37,031
NET INTEREST INCOME	70,148	60,827	140,184	121,183
Provision for credit losses	86,759	2,205	106,809	7,854
Net Interest (Loss) Income After Provision for Credit Losses	(16,611)	58,622	33,375	113,329
NONINTEREST INCOME
Net gain on sale of securities	142	—	142	—
Debit and credit card	3,612	3,501	7,093	6,476
Mortgage banking	2,623	637	3,859	1,131
Wealth management	2,586	2,062	4,949	4,109
Service charges on deposit accounts	2,342	3,212	5,900	6,365
Commercial loan swap income	945	1,102	3,429	1,683
Other	2,974	2,387	2,255	4,499
Total Noninterest Income	15,224	12,901	27,627	24,263
NONINTEREST EXPENSE
Salaries and employee benefits	21,419	20,290	42,754	41,199
Data processing and information technology	3,585	3,414	7,453	6,646
Net occupancy	3,437	2,949	7,202	5,986
Furniture, equipment and software	3,006	2,301	5,525	4,531
Professional services and legal	1,932	1,145	2,980	2,329
Other taxes	1,604	1,456	3,205	2,641
FDIC insurance	1,048	695	1,818	1,211
Marketing	979	1,310	2,090	2,452
Merger related expenses	—	618	2,342	618
Other	6,468	6,174	14,501	11,658
Total Noninterest Expense	43,478	40,352	89,869	79,271
(Loss) Income Before Taxes	(44,865)	31,171	(28,867)	58,321
Income tax (benefit) expense	(11,793)	5,070	(9,026)	9,292
Net (Loss) Income	$(33,072)	$26,101	$(19,841)	$49,029
(Loss) earnings per share—basic	$(0.85)	$0.76	$(0.51)	$1.43
(Loss) earnings per share—diluted	$(0.85)	$0.76	$(0.51)	$1.43
Dividends declared per share	$0.28	$0.27	$0.56	$0.54
Comprehensive (Loss) Income	$(29,512)	$33,513	$1,061	$62,617
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	For the three months ended June 30, 2019
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at March 31, 2019	$90,326	$210,949	$716,078	$(16,931)	$(57,266)	$943,156
Net income for the three months ended June 30, 2019	—	—	26,101	—	—	26,101
Other comprehensive income (loss), net of tax	—	—	—	7,412	—	7,412
Cash dividends declared ($0.27 per share)	—	—	(9,242)	—	—	(9,242)
Treasury stock issued for restricted stock awards (83,056 shares, net of forfeitures of 10,918 shares)	—	—	(2,360)	—	2,345	(15)
Repurchase of common stock (71,936 shares)	—	—	—	—	(2,835)	(2,835)
Recognition of restricted stock compensation expense	—	376	—	—	—	376
Balance at June 30, 2019	$90,326	$211,325	$730,577	$(9,519)	$(57,756)	$964,953

	For the three months ended June 30, 2020
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at March 31, 2020	$103,623	$400,387	$740,726	$5,672	$(74,157)	$1,176,251
Net loss for the three months ended June 30, 2020	—	—	(33,072)	—	—	(33,072)
Other comprehensive income (loss), net of tax	—	—	—	3,560	—	3,560
Cash dividends declared ($0.28 per share)	—	—	(10,961)	—	—	(10,961)
Treasury stock issued for restricted stock awards (143,744 shares, net of forfeitures of 5,709 shares)	—	—	(4,453)	—	4,422	(31)
Recognition of restricted stock compensation expense	—	30	—	—	—	30
Balance at June 30, 2020	$103,623	$400,417	$692,240	$9,232	$(69,735)	$1,135,777

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	For the six months ended June 30, 2019
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at January 1, 2019	$90,326	$210,345	$701,819	$(23,107)	$(43,622)	$935,761
Net income for the six months ended June 30, 2019	—	—	49,029	—	—	49,029
Other comprehensive income, net of tax	—	—	—	13,588	—	13,588
Impact of new lease standard	—	—	167	—	—	167
Cash dividends declared ($0.54 per share)	—	—	(18,559)	—	—	(18,559)
Treasury stock issued for restricted stock awards (83,056 shares, net of forfeitures of 50,752 shares)	—	—	(1,879)	—	988	(891)
Repurchase of common stock (385,840 shares)	—	—	—	—	(15,122)	(15,122)
Recognition of restricted stock compensation expense	—	980	—	—	—	980
Balance at June 30, 2019	$90,326	$211,325	$730,577	$(9,519)	$(57,756)	$964,953

	For the six months ended June 30, 2020
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2020	$103,623	$399,944	$761,083	$(11,670)	$(60,982)	$1,191,998
Net (loss) income for the six months ended June 30, 2020	—	—	(19,841)	—	—	(19,841)
Other comprehensive income, net of tax	—	—	—	20,902	—	20,902
Adoption of accounting standard - credit losses	—	—	(22,590)	—	—	(22,590)
Cash dividends declared ($0.56 per share)	—	—	(22,012)	—	—	(22,012)
Treasury stock issued for restricted stock awards (147,054 shares, net of forfeitures of 32,448 shares)	—	—	(4,400)	—	3,806	(594)
Repurchase of common stock (411,430 shares)	—	—	—	—	(12,559)	(12,559)
Recognition of restricted stock compensation expense	—	473	—	—	—	473
Balance at June 30, 2020	$103,623	$400,417	$692,240	$9,232	$(69,735)	$1,135,777
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(19,841)	$49,029
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	106,809	7,854
Provision for unfunded loan commitments	—	208
Net depreciation, amortization and accretion	1,868	2,872
Net amortization of discounts and premiums on securities	2,189	1,562
Stock-based compensation expense	473	980
Gain on sale of securities	(142)	—
Gain on the sale of mortgage loans, net	(2,433)	(683)
Mortgage loans originated for sale	(169,243)	(38,720)
Proceeds from the sale of mortgage loans	162,216	33,639
Net change in:
Interest receivable	(3,201)	(1,235)
Collateral receivable	(91,736)	—
Interest payable	(1,837)	(1,582)
Other assets	(77,724)	(11,006)
Other liabilities	61,034	15,978
Net Cash (Used in) Provided by Operating Activities	(31,568)	58,896
INVESTING ACTIVITIES
Purchases of securities	(80,292)	(9,438)
Proceeds from maturities, prepayments and calls of securities	81,156	40,260
Proceeds from sales of securities	1,349	—
Net proceeds from sales of Federal Home Loan Bank stock	7,826	6,944
Net increase in loans	(491,457)	(95,691)
Proceeds from sale of loans not originated for resale	—	465
Purchases of premises and equipment	(2,862)	(2,559)
Proceeds from the sale of premises and equipment	—	9
Net Cash Used in Investing Activities	(484,280)	(60,010)
FINANCING ACTIVITIES
Net increase in core deposits	902,933	246,561
Net decrease in certificates of deposit	(71,007)	(63,736)
Net increase (decrease) in securities sold under repurchase agreements	72,271	(4,229)
Net decrease in short-term borrowings	(196,778)	(175,000)
Repayments on long-term borrowings	(2,864)	(523)
Treasury shares issued-net	(594)	(891)
Cash dividends paid to common shareholders	(22,012)	(18,559)
Repurchase of common stock	(12,559)	(15,122)
Net Cash Provided by (Used in) Financing Activities	669,390	(31,499)
Net increase (decrease) in cash and cash equivalents	153,542	(32,613)
Cash and cash equivalents at beginning of period	197,823	155,489
Cash and Cash Equivalents at End of Period	$351,365	$122,876
Supplemental Disclosures
Leased right-of-use operating assets and lease liabilities	$91	$37,263
Interest paid	$29,721	$38,612
Income taxes paid, net of refunds	$210	$4,557
Transfers of loans to other real estate owned	$513	$215
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
Recently Adopted Accounting Standards Updates, or ASU or Update
Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the Financial Accounting Standards Board, or FASB, issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU apply to an entity that is a customer in a hosting arrangement that is a service contract. These amendments relate to accounting for implementation costs (e.g., implementation, setup and other upfront costs). These amendments require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which costs to capitalize and which costs to expense. These amendments require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This ASU is effective for annual and interim periods beginning after December 15, 2019. We adopted this ASU on January 1, 2020. The amendments in this ASU did not materially impact our Consolidated Balance Sheets or Consolidated Statements of Comprehensive (Loss) Income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued
Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove certain disclosures from Topic 820, modify disclosures and/or require additional disclosures. The amendments in this Update required us to change our Fair Value disclosures beginning with the disclosures included in Form 10-Q for the period ended March 31, 2020. We adopted this ASU on January 1, 2020. The amendments in this ASU did not materially impact our Consolidated Balance Sheets or Consolidated Statements of Comprehensive (Loss) Income. Refer to Note 4, Fair Value Measurements.
Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment (Topic 350). The main objective of this ASU is to simplify the current requirements for testing goodwill for impairment by eliminating step two from the goodwill impairment test. The amendments are expected to reduce the complexity and costs associated with performing the goodwill impairment test, which could result in recording impairment charges sooner. This Update is effective for any interim and annual impairment tests in reporting periods in fiscal years beginning after December 15, 2019. We adopted the amendments of this ASU on January 1, 2020. The amendments in this ASU did not have any impact on our Consolidated Balance Sheets or Consolidated Statements of Comprehensive (Loss) Income.
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
In connection with our adoption of ASU 2016-13, we made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Refer to Note 7, Allowance for Credit Losses for further discussion of these portfolio segments. Our new segmentation breaks out business banking loans from our other loan segments: Commercial Real Estate, or CRE, Commercial and Industrial, or C&I, Commercial Construction, Consumer Real Estate and Other Consumer. Business banking loans are commercial loans made to small businesses that are standard, non-complex products and evaluated through a streamlined credit approval process that has been designed to maximize efficiency while maintaining high credit quality standards.

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
The adoption of ASU 2016-13 resulted in an increase to our ACL of $27.4 million on January 1, 2020. The increase included $8.2 million for S&T legacy loans and $9.3 million for acquired loans from the DNB merger. Under the previously applicable accounting guidance, a credit reserve was not recorded for acquired loans upon acquisition, however, ASU 2016-13 requires an ACL to be recognized for acquired loans similar to originated loans. We also recorded a day one adjustment of $9.9 million primarily related to a C&I relationship that was charged off in the first quarter of 2020. We obtained information on the relationship subsequent to filing our December 31, 2019 Form 10-K, but before the end of the first quarter of 2020. The updated information supported a loss existed at January 1, 2020. As of January 1, 2020, we recorded a cumulative-effect adjustment of $22.6 million to decrease retained earnings related to the adoption of ASU 2016-13.

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued
SEC Release No. 2020-118 - Amendments to Improve Financial Disclosures about Acquisitions and Dispositions of Businesses
In May 2020, the Securities and Exchange Commission adopted amendments to the financial disclosure requirements in Regulation S-X for acquisitions and dispositions of businesses, including real estate operations, in Rules 3-05, 3-14, 8-04, 8-05, 8-06, and Article 11, as well as in other related rules and forms. In conjunction with these changes, the Commission also amended the significance tests in the “significant subsidiary” definition in Rule 1-02(w), Securities Act Rule 405, and Exchange Act Rule 12b-2 to improve their application and to assist registrants in making more meaningful determinations of whether a subsidiary or an acquired or disposed business is significant. In addition, to address the unique attributes of investment companies and business development companies, the Commission adopted new requirements regarding fund acquisitions specific to registered investment companies and business development companies. The amendments in this final rule are effective beginning January 1, 2021. We are evaluating the impact of this final rule and we expect these amendments to impact disclosures in our consolidated financial statements relating to any future acquisitions and disposition of businesses.

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
The Merger was accounted for under the acquisition method of accounting and our Consolidated Financial Statements include all DNB Bank transactions beginning on December 1, 2019. Goodwill of $85.8 million at June 30, 2020 was calculated as the excess of the consideration exchanged over the fair value of the identifiable net assets acquired. All of the goodwill was assigned to our Community Banking segment. The goodwill recognized is not deductible for tax purposes.
The following table provides a summary of the assets acquired and liabilities assumed from DNB, the preliminary estimates of the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value and the preliminary estimates of the resultant fair values of those assets and liabilities by S&T at November 30, 2019, the acquisition date. Preliminary estimates were adjusted by $1.7 million during the six months ended June 30, 2020. These measurement period adjustments primarily related to $2.4 million reduction in the fair value of loans, $0.3 million reduction in the fair value of borrowings and $0.3 million in deferred income taxes. As information becomes known, additional fair value adjustments to loans, other real estate owned, or OREO, and income taxes may be recognized during the measurement period, which may not extend beyond one year following the acquisition.
The following table presents the preliminary fair value adjustments and the measurement period adjustments as of the dates presented:

	November 30, 2019			June 30, 2020
	As Recorded by DNB	Preliminary Fair Value Adjustments	As Recorded by S&T	Measurement Period Adjustments	As Recorded by S&T
Fair Value of Assets Acquired
Cash and cash equivalents	$64,119	$—	$64,119	$—	$64,119
Securities and other investments	108,715	183	108,898	—	108,898
Loans	917,127	(8,143)	908,984	(2,377)	906,607
Allowance for credit losses	(6,487)	6,487	—	—	—
Goodwill	15,525	(15,525)	—	—	—
Premises and equipment	6,782	8,090	14,872	—	14,872
Accrued interest receivable	4,138	—	4,138	—	4,138
Deferred income taxes	2,017	(3,298)	(1,281)	311	(970)
Core deposits and other intangible assets	269	(269)	—	—	—
Other assets	24,883	(4,278)	20,605	74	20,679
Total Assets Acquired	1,137,088	(16,753)	1,120,335	(1,992)	1,118,343
Fair Value of Liabilities Assumed
Deposits	966,263	1,002	967,265	—	967,265
Borrowings	37,617	(276)	37,341	(257)	37,084
Accrued interest payable and other liabilities	11,157	(3,184)	7,973	(68)	7,905
Total Liabilities Assumed	1,015,037	(2,458)	1,012,579	(325)	1,012,254
Total Net Assets Acquired	$122,051	$(14,295)	$107,756	$(1,667)	$106,089
Core Deposit Intangible Asset			$7,288	$—	$7,288
Wealth Management Intangible Asset			1,772	—	1,772
Total Fair Value of Net Assets Acquired and Identified			$116,816	$(1,667)	$115,149
Consideration Paid
Cash			$360	$—	$360
Common stock			200,631	—	200,631
Fair Value of Total Consideration			$200,991	$—	$200,991
Goodwill			$84,175	$1,667	$85,842

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. BUSINESS COMBINATIONS – continued
Loans acquired in the Merger were recorded at fair value with no carryover of the related ACL from DNB. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The preliminary fair value of the loans acquired was estimated at $909.0 million, net of a $10.5 million discount. The discount is accreted to interest income over the remaining contractual life of the loans. During the six month period ended June 30, 2020, the fair value of acquired loans was reduced by an additional $2.5 million as we continue to finalize our evaluation of the loan portfolio.
As of June 30, 2020, direct costs related to the DNB merger of $13.7 million were recognized and expensed as incurred. During the six months ended June 30, 2020, we recognized $2.3 million of merger related expenses including $0.2 million in legal and professional fees, $1.4 million in severance payments and stay-bonuses, $0.4 million for data processing and $0.3 million in other expenses. As of December 31, 2019, we recognized $11.4 million of merger related expenses, including $4.7 million for data processing contract termination and system conversion costs, $2.8 million in legal and professional expenses, $3.4 million in severance payments and $0.5 million in other expenses.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 3. (LOSS) EARNINGS PER SHARE
Diluted (loss) earnings per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted earnings per share. The following table reconciles the numerators and denominators of basic and diluted (loss) earnings per share calculations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Numerator for (Loss) Earnings per Share—Basic:
Net (loss) income	$(33,072)	$26,101	$(19,841)	$49,029
Less: Income allocated to participating shares	—	72	—	137
Net (Loss) Income Allocated to Shareholders	$(33,072)	$26,029	$(19,841)	$48,892

Numerator for (Loss) Earnings per Share—Diluted:
Net (loss) income	$(33,072)	$26,101	$(19,841)	$49,029
Net (Loss) Income Available to Shareholders	$(33,072)	$26,101	$(19,841)	$49,029

Denominators for (Loss) Earnings per Share:
Weighted Average Shares Outstanding—Basic	39,013,161	34,158,136	39,142,351	34,298,185
Add: Potentially dilutive shares	—	52,850	—	88,121
Denominator for Treasury Stock Method—Diluted	39,013,161	34,210,986	39,142,351	34,386,306

Weighted Average Shares Outstanding—Basic	39,013,161	34,158,136	39,142,351	34,298,185
Add: Average participating shares outstanding	—	93,433	—	96,261
Denominator for Two-Class Method—Diluted	39,013,161	34,251,569	39,142,351	34,394,446

(Loss) Earnings per share—basic	$(0.85)	$0.76	$(0.51)	$1.43
(Loss) Earnings per share—diluted	$(0.85)	$0.76	$(0.51)	$1.43
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	21,333	5,183	82,624	44,153

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS
We use fair value measurements when recording and disclosing certain financial assets and liabilities. Debt securities, equity securities and derivative financial instruments are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held for sale, loans held for investment, OREO, and other repossessed assets, mortgage servicing rights, or MSRs, and certain other assets.
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
Recurring Basis
Available-for-Sale Debt Securities
We obtain fair values for debt securities from a third-party pricing service which utilizes several sources for valuing fixed-income securities. We validate prices received from our pricing service through comparison to a secondary pricing service and broker quotes. We review the methodologies of the pricing services which provide us with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of our debt securities. The market valuation sources for debt securities include observable inputs rather than significant unobservable inputs and are classified as Level 2. The service provider utilizes pricing models that vary by asset class and include available trade, bid and other market information. Generally, the methodologies include broker quotes, proprietary models, vast descriptive terms and conditions databases and extensive quality control programs.

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS - continued
Deferred Compensation Plan Assets
We use quoted market prices to determine the fair value of our equity security assets. These securities are reported at fair value with the gains and losses included in noninterest income in our Consolidated Statements of Comprehensive (Loss) Income. These assets are held in a deferred compensation plan and are invested in readily quoted mutual funds. Accordingly, these assets are classified as Level 1. Deferred compensation plan assets are reported in other assets in the Consolidated Balance Sheets.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS - continued
Mortgage Servicing Rights
The fair value of MSRs is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. Since the valuation model includes significant unobservable inputs as listed above, MSRs are classified as Level 3. MSRs are reported in other assets in the Consolidated Balance Sheets and are amortized into mortgage banking income in the Consolidated Statements of Comprehensive (Loss) Income.
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
Collateral Receivable
The carrying amount included in Other Assets on our Consolidated Balance Sheets approximates fair value.

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS - continued
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at June 30, 2020 and December 31, 2019. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	June 30, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$—	$10,355	$—	$10,355
Obligations of U.S. government corporations and agencies	—	163,703	—	163,703
Collateralized mortgage obligations of U.S. government corporations and agencies	—	181,162	—	181,162
Residential mortgage-backed securities of U.S. government corporations and agencies	—	19,768	—	19,768
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	284,550	—	284,550
Corporate obligations	—	5,038	—	5,038
Obligations of states and political subdivisions	—	137,127	—	137,127
Total Available-for-sale Debt Securities	—	801,703	—	801,703
Marketable equity securities	2,602	61	—	2,663
Total Securities	2,602	801,764	—	804,366
Securities held in a deferred compensation plan	5,489	—	—	5,489
Derivative financial assets:
Interest rate swaps	—	94,371	—	94,371
Interest rate lock commitments	—	2,583	—	2,583
Total Assets	$8,091	$898,718	$—	$906,809
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$94,286	$—	$94,286
Forward sale contracts	—	594	—	594
Total Liabilities	$—	$94,880	$—	$94,880

	December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$—	$10,040	$—	$10,040
Obligations of U.S. government corporations and agencies	—	157,697	—	157,697
Collateralized mortgage obligations of U.S. government corporations and agencies	—	189,348	—	189,348
Residential mortgage-backed securities of U.S. government corporations and agencies	—	22,418	—	22,418
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	275,870	—	275,870
Corporate Bonds	—	7,627	—	7,627
Obligations of states and political subdivisions	—	116,133	—	116,133
Total Available-for-Sale Debt Securities	—	779,133	—	779,133
Marketable equity securities	5,078	72	—	5,150
Total Securities	5,078	779,205	—	784,283
Securities held in a deferred compensation plan	5,987	—	—	5,987
Derivative financial assets:
Interest rate swaps	—	25,647	—	25,647
Interest rate lock commitments	—	321	—	321
Forward sale contracts	—	1	—	1
Total Assets	$11,065	$805,174	$—	$816,239
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$25,615	$—	$25,615
Total Liabilities	$—	$25,615	$—	$25,615

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS - continued
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either June 30, 2020 or December 31, 2019.
For Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2020	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average (1) (2) (3)
(dollars in thousands)
Loans held for investment	$61,068	Collateral method	Costs to sell	0%	-	17%	6.81%
		Discounted cash flow method	Discount rate	3.25%			3.25%
Other real estate owned	2,413	Collateral method	Costs to sell	0%	-	7.00%	4.52%
Mortgage servicing rights	$4,278	Discounted cash flow method	Discount rate	9.33%	-	12.55%	9.44%
			Constant prepayment rates	7.59%	-	13.58%	12.95%
Total Assets	$67,759

	December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average (1) (2) (3)
(dollars in thousands)
Loans held for investment	$38,697	Collateral method	Costs to sell	0%	-	20%	8.55%
		Discounted cash flow method	Discount rate	4.75%	-	5.50%	5.28%
Other real estate owned	3,231	Collateral method	Costs to sell	7.00%			7.00%
Mortgage servicing rights	$1,134	Discounted cash flow method	Discount rate	9.39%	-	12.54%	9.49%
			Constant prepayment rates	7.46%	-	12.74%	9.73%
Total Assets	$43,062
(1) Weighted averages for loans held for investment were weighted by loan amounts.
(2) Weighted averages for other real estate owned were weighted by OREO balances.
(3) Weighted averages for mortgage services rights discount rate and prepayment rates are based on note rate tranches and voluntary constant prepayment rates.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS - continued
The carrying values and fair values of our financial instruments at June 30, 2020 and December 31, 2019 are presented in the following tables:

	Carrying Value(1)	Fair Value Measurements at June 30, 2020
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$351,365	$351,365	$351,365	$—	$—
Securities	804,366	804,366	2,602	801,764	—
Loans held for sale	14,259	14,072	—	—	14,072
Portfolio loans, net	7,433,949	7,422,797	—	—	7,422,797
Bank owned life insurance	81,443	81,443	—	81,443	—
FHLB and other restricted stock	15,151	15,151	—	—	15,151
Collateral receivable	91,736	91,736	91,736	—	—
Securities held in a deferred compensation plan	5,489	5,489	5,489	—	—
Mortgage servicing rights	4,279	4,279	—	—	4,279
Interest rate swaps	94,371	94,371	—	94,371	—
Interest rate lock commitments	2,583	2,583	—	2,583	—
LIABILITIES
Deposits	$7,867,916	$7,874,298	$6,344,076	$1,530,222	$—
Securities sold under repurchase agreements	92,159	92,159	92,159	—	—
Short-term borrowings	84,541	84,541	84,541	—	—
Long-term borrowings	49,489	50,538	4,585	45,953	—
Junior subordinated debt securities	64,053	64,053	64,053	—	—
Interest rate swaps	94,286	94,286	—	94,286	—
Forward sales contracts	594	594	—	594	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2019
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$197,823	$197,823	$197,823	$—	$—
Securities	784,283	784,283	5,078	779,205	—
Loans held for sale	5,256	5,256	—	—	5,256
Portfolio loans, net	7,074,928	6,940,875	—	—	6,940,875
Bank owned life insurance	80,473	80,473	—	80,473	—
FHLB and other restricted stock	22,977	22,977	—	—	22,977
Securities held in a Deferred Compensation Plan	5,987	5,987	5,987	—	—
Mortgage servicing rights	4,662	4,650	—	—	4,650
Interest rate swaps	25,647	25,647	—	25,647	—
Interest rate lock commitments	321	321	—	321	—
Forward sale contracts	1	1	—	1	—
LIABILITIES
Deposits	$7,036,576	$7,034,595	$5,441,143	$1,593,452	$—
Securities sold under repurchase agreements	19,888	19,888	19,888	—	—
Short-term borrowings	281,319	281,319	281,319	—	—
Long-term borrowings	50,868	51,339	4,678	46,661	—
Junior subordinated debt securities	64,277	64,277	64,277	—	—
Interest rate swaps	25,615	25,615	—	25,615	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES

The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	June 30, 2020	December 31, 2019
Available-for-sale debt securities	$801,703	$779,133
Marketable equity securities	2,663	5,150
Total Securities	$804,366	$784,283
Available-for-Sale Debt Securities
The following tables present the amortized cost and fair value of available-for-sale debt securities as of the dates presented:

	June 30, 2020				December 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$9,975	$380	$—	$10,355	$9,969	$71	$—	$10,040
Obligations of U.S. government corporations and agencies	158,869	4,835	(1)	163,703	155,969	1,773	(45)	157,697
Collateralized mortgage obligations of U.S. government corporations and agencies	172,938	8,224	—	181,162	186,879	2,773	(304)	189,348
Residential mortgage-backed securities of U.S. government corporations and agencies	18,891	877	—	19,768	22,120	321	(23)	22,418
Commercial mortgage-backed securities of U.S. government corporations and agencies	269,673	14,877	—	284,550	273,771	2,680	(581)	275,870
Corporate obligations	5,026	12	—	5,038	7,603	24	—	7,627
Obligations of states and political subdivisions	130,002	7,125	—	137,127	112,116	4,017	—	116,133
Total Available-for-Sale Debt Securities (1)	$765,374	$36,330	$(1)	$801,703	$768,427	$11,659	$(953)	$779,133
(1) Excludes interest receivable of $3.4 million at June 30, 2020 and $3.4 million at December 31, 2019. Interest receivable is included in other assets in the consolidated balance sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES – continued
The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category as of the dates presented:

June 30, 2020
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	—	$—	$—	—	$—	$—
Obligations of U.S. government corporations and agencies	1	49,990	(1)	—	—	—	1	49,990	(1)
Collateralized mortgage obligations of U.S. government corporations and agencies	1	1	—	—	—	—	1	1	—
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total	2	$49,991	$(1)	—	$—	$—	2	$49,991	$(1)

	December 31, 2019
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	—	$—	$—	—	$—	$—
Obligations of U.S. government corporations and agencies	3	22,638	(45)	—	—	—	3	22,638	(45)
Collateralized mortgage obligations of U.S. government corporations and agencies	6	23,393	(73)	6	25,254	(231)	12	48,647	(304)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	982	(2)	1	2,534	(21)	2	3,516	(23)
Commercial mortgage-backed securities of U.S. government corporations and agencies	9	90,005	(581)	—	—	—	9	90,005	(581)
Corporate bonds	1	79	—	—	—	—	1	79	—
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total Temporarily Impaired Debt Securities	20	$137,097	$(701)	7	$27,788	$(252)	27	$164,885	$(953)
We evaluate quarterly securities with unrealized losses to determine if the decline in fair value has resulted from credit losses or other factors. There were two debt securities in an unrealized loss position at June 30, 2020 and 27 debt securities in an unrealized loss position at December 31, 2019. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. The unrealized losses on debt securities were attributable to changes in interest rates and not related to the credit quality of these issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security. We concluded that the allowance for credit losses for debt securities was immaterial at June 30, 2020. Prior to the adoption of ASU 2016-13 there was no other than temporary impairment, or OTTI, recorded during the six months ended June 30, 2019.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES – continued
The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated other comprehensive income/(loss), for the periods presented:

	June 30, 2020			December 31, 2019
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)
Total unrealized gains/(losses) on available-for-sale debt securities	$36,330	$(1)	$36,329	$11,659	$(953)	$10,706
Income tax (expense) benefit	(7,736)	—	(7,736)	(2,486)	203	(2,283)
Net Unrealized Gains/(Losses), Net of Tax Included in Accumulated Other Comprehensive Income/(Loss)	$28,594	$(1)	$28,593	$9,173	$(750)	$8,423
The amortized cost and fair value of available-for-sale debt securities at June 30, 2020 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2020
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$106,927	$107,417
Due after one year through five years	105,757	111,561
Due after five years through ten years	55,138	58,778
Due after ten years	31,024	33,429
Available-for-Sale Debt Securities With Maturities	298,846	311,185
Collateralized mortgage obligations of U.S. government corporations and agencies	172,938	181,162
Residential mortgage-backed securities of U.S. government corporations and agencies	18,891	19,768
Commercial mortgage-backed securities of U.S. government corporations and agencies	269,673	284,550
Corporate Securities	5,026	5,038
Total Available-for-Sale Debt Securities	$765,374	$801,703
Debt securities with carrying values of $340.6 million at June 30, 2020 and $286.0 million at December 31, 2019 were pledged for various regulatory and legal requirements.
Marketable Equity Securities
The following table presents realized and unrealized net gains and losses for our marketable equity securities for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Marketable Equity Securities
Net gains and losses recognized during the period on equity securities	$448	$52	$(1,137)	$(266)
Less: Net gains and losses recognized during the period on equity securities sold during the period	142	—	142	—
Unrealized Losses/Gains Recognized During the Reporting Period on Equity Securities Still Held at the Reporting Date	$306	$52	$(1,279)	$(266)
Total unrealized gains and losses on marketable equity securities recognized during the current period are included in other noninterest income on the Consolidated Statements of Comprehensive (Loss) Income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE

Loans are presented net of unearned income of $16.7 million at June 30, 2020 and $4.6 million at December 31, 2019 and net of a discount related to purchase accounting fair value adjustments of $10.5 million at June 30, 2020 and $12.3 million at December 31, 2019. The following table presents loans as of the dates presented:

(dollars in thousands)	June 30, 2020	December 31, 2019
Commercial
Commercial real estate	$3,345,513	$3,416,518
Commercial and industrial	2,140,355	1,720,833
Commercial construction	459,264	375,445
Total Commercial Loans	5,945,132	5,512,796
Consumer
Residential mortgage	971,023	998,585
Home Equity	539,519	538,348
Installment and other consumer	79,816	79,033
Consumer construction	13,068	8,390
Total Consumer Loans	1,603,426	1,624,356
Total Portfolio Loans	7,548,558	7,137,152
Loans held for sale	14,259	5,256
Total Loans(1)	$7,562,817	$7,142,408
(1) Excludes interest receivable of $25.4 million at June 30, 2020 and $22.1 million at December 31, 2019. Interest receivable is included in other assets in the consolidated balance sheets.
Commercial and industrial loans, or C&I, included $547.6 million of loans originated under the Paycheck Protection Program, or PPP, at June 30, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act was signed into law. The CARES Act included the PPP, a program designed to aid small and medium sized businesses through federally guaranteed loans distributed through banks. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. The loans are 100 percent guaranteed by the SBA. These loans carry a fixed rate of 1.00 percent and a term of two years, or five years for loans approved by the Small Business Administration, or SBA, on or after June 5, 2020. Payments are deferred for at least six months of the loan. The SBA pays us a processing fee ranging from 1 percent to 5 percent based on the size of the loan. Interest is accrued as earned and loan origination fees and direct costs are deferred and accreted or amortized into interest income over the life of the loan using the level yield method. When a PPP loan is paid off or forgiven by the SBA, the remaining unaccreted or unamortized net origination fees or costs will be immediately recognized into income.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 78.8 percent of total portfolio loans at June 30, 2020 and 77.2 percent at December 31, 2019. Within our commercial portfolio, the CRE and Commercial Construction portfolios combined comprised $3.8 billion, or 64.0 percent, of total commercial loans at June 30, 2020 and $3.8 billion, or 68.8 percent, of total commercial loans at December 31, 2019 and 50.4 percent of total portfolio loans at June 30, 2020 and 53.1 percent at December 31, 2019. Further segmentation of the CRE and commercial construction portfolios by collateral type reveals no concentration in excess of 14 percent of both total CRE and commercial construction loans at June 30, 2020 and 11 percent at December 31, 2019.
We lend primarily in Pennsylvania and the contiguous states of Ohio, New York, West Virginia and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this geography, resulting in a concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data and information supplied by our customers. We also use subscription services for additional geographic and industry specific information. Our CRE and commercial construction portfolios have exposure outside of this geography of 5.7 percent of the combined portfolios and 3.0 percent of total portfolio loans at June 30, 2020. This compares to 5.4 percent of the combined portfolios and 2.9 percent of total portfolio loans at December 31, 2019.

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
The following tables summarize restructured loans as of the dates presented:

	June 30, 2020
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$25	$27,100	$27,125
Commercial and industrial	4,388	2,068	6,456
Commercial construction	3,997	—	3,997
Business banking	1,488	349	1,837
Consumer real estate	5,635	2,238	7,873
Other consumer	3	—	3
Total(1)	$15,536	$31,755	$47,291
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
The significant increases in nonperforming TDRs at June 30, 2020 compared to December 31, 2019 was primarily related to a $20.5 million CRE relationship and a $4.3 million C&I relationship. The $20.5 million CRE relationship became a performing TDR in the third quarter of 2019 and then moved to nonperforming in the first quarter of 2020 when the borrower experienced financial deterioration that lead to cash flow issues. The relationship was individually assessed at June 30, 2020, and based upon updated appraisals, a $0.6 million ACL was added due to the relationship being under-collateralized as of June 30, 2020.
There were four TDRs totaling $0.1 million that returned to accruing status during the three and six months ended June 30, 2020. There were three TDRs totaling $0.1 million that returned to accruing status during the three months ended June 30, 2019 and four TDRs totaling $1.8 million that returned to accruing status during the six months ended June 30, 2019.
The following tables present the restructured loans by portfolio segment and by type of concession for the three and six months ended June 30, 2020:

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued

	Three Months Ended June 30, 2020					Six Months Ended June 30, 2020
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)		Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Totals by Loan Segment
Commercial Real Estate
Principal deferral and maturity date extension	—	—	—		—	1	2,210	2,210	—
Total Commercial Real Estate	—	—	—		—	1	2,210	2,210	—
Commercial and Industrial
Maturity date extension and interest rate reduction	1	75	75		—	1	75	75	—
Principal deferral and maturity date extension	—	—	—		—	1	2,467	2,068	(399)
Payment deferral resulting in payment delay	1	93	27	—	(66)	1	93	27	(66)
Total Commercial and Industrial	2	168	102		(66)	3	2,635	2,170	(465)
Commercial Construction
Maturity date extension	2	701	701		—	3	2,592	2,572	(20)
Total Commercial Construction	2	701	701		—	3	2,592	2,572	(20)
Residential Mortgage
Consumer bankruptcy(2)	1	160	160		—	1	160	160	—
Maturity date extension and payment reduction	2	150	150		—	3	177	177	—
Total Residential Mortgage	3	310	310		—	4	337	337	—
Home Equity
Consumer bankruptcy(2)	4	191	191		—	9	567	564	(3)
Total Home Equity	4	191	191		—	9	567	564	(3)
Totals by Concession Type
Principal deferral and maturity date extension	—	—	—		—	2	4,677	4,278	(399)
Maturity date extension and interest rate reduction	1	75	75		—	1	75	75	—
Payment deferral resulting in payment delay	1	93	27		(66)	1	93	27	(66)
Maturity date extension	2	701	701		—	3	2,592	2,572	(20)
Consumer bankruptcy(2)	5	351	351		—	10	727	724	(3)
Maturity date extension and payment reduction	2	150	150		—	3	177	177	—
Total(3)	11	$1,370	$1,304		$(66)	20	$8,341	$7,853	$(488)
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued
The following tables present the restructured loans by portfolio segment and by type of concession for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Totals by Loan Segment
Commercial Real Estate
Maturity date extension	1	1,322	1,311	(11)	1	1,322	1,311	(11)
Maturity date extension and interest rate reduction	1	151	148	(3)	1	151	148	(3)
Principal forgiveness	1	4,690	4,631	(59)	1	4,690	4,631	(59)
Total Commercial Real Estate	3	6,163	6,090	(73)	3	6,163	6,090	(73)
Commercial and Industrial
Maturity date extension and interest rate reduction	—	—	—	—	1	4,751	4,529	(222)
Total Commercial and Industrial	—	—	—	—	1	4,751	4,529	(222)
Commercial Construction
Total Commercial Construction	—	—	—	—	—	—	—	—
Residential Mortgage
Consumer bankruptcy(2)	2	116	115	(1)	3	166	163	(3)
Total Residential Mortgage	2	116	115	(1)	3	166	163	(3)
Home Equity
Consumer bankruptcy(2)	6	107	105	(2)	13	298	268	(30)
Interest rate reduction	1	109	108	(1)	2	190	189	(1)
Total Home Equity	7	216	213	(3)	15	488	457	(31)
Installment and Other Consumer
Consumer bankruptcy(2)	2	9	9	—	3	9	9	—
Total Installment and Other Consumer	$2	$9	$9	$—	$3	$9	$9	$—
Totals by Concession Type
Maturity date extension	1	1,322	1,311	(11)	1	1,322	1,311	(11)
Maturity date extension and interest rate reduction	1	151	148	(3)	2	4,902	4,677	(225)
Principal forgiveness	1	4,690	4,631	(59)	1	4,690	4,631	(59)
Consumer bankruptcy(2)	10	232	229	(3)	19	473	440	(33)
Interest rate reduction	1	109	108	(1)	2	190	189	(1)
Total(3)	14	$6,504	$6,427	$(77)	25	$11,577	$11,248	$(329)
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued
In response to the coronavirus, or COVID-19, pandemic and its economic impact on our customers, we implemented a short-term modification program that complies with the CARES Act to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments for 90 days and up to a maximum of 180 days for our commercial customers. The customer remains responsible for deferred payments along with any additional interest accrued during the deferral period. For our consumer customers interest does not accrue during the deferral period and the maturity date is extended by the length of the deferral period. Under the applicable guidance, none of these loans were considered restructured as of June 30, 2020. As of June 30, 2020 we had 2,360 loans that were modified totaling $1.4 billion.
As of June 30, 2020, we had 22 commitments to lend an additional $3.1 million on TDRs. Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. There was one TDR that defaulted during the three months ended June 30, 2020 totaling $0.1 million and 11 TDRs totaling $21.1 million that defaulted during the six months ended June 30, 2020 that were restructured within the last 12 months prior to defaulting. The large increase in defaulted TDRs is related to one CRE customer with five notes totaling $20.5 million discussed above. There were no TDRs that defaulted during the three and six months ended June 30, 2019 that were restructured within the last 12 months prior to defaulting.
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	June 30, 2020	December 31, 2019
Nonperforming Assets
Nonaccrual loans	$58,358	$45,145
Nonaccrual TDRs	31,755	8,912
Total Nonaccrual Loans	90,113	54,057
OREO	2,740	3,525
Total Nonperforming Assets	$92,853	$57,582

The significant increases in nonperforming loans primarily related to the addition of a $20.5 million CRE relationship, the $10.9 million lending relationship related to the customer fraud and a $4.3 million C&I relationship. The $20.5 million CRE relationship became a performing TDR in the third quarter of 2019 and then moved to nonperforming in the first quarter of 2020 when the borrower experienced financial deterioration that led to cash flow issues. The relationship was individually assessed at June 30, 2020, and based upon updated appraisals, a $0.6 million ACL was added due to the relationship being under-collateralized as of June 30, 2020. The $10.9 million lending relationship was moved to nonperforming in the second quarter of 2020.

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 7. ALLOWANCE FOR CREDIT LOSSES – continued
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of June 30, 2020:

	Risk Rating
(dollars in thousands)	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Revolving-Term	Total

Commercial Real Estate
Pass	$231,670	$468,786	$443,243	$327,871	$401,126	$769,224	$48,527	—	$2,690,447
Special Mention	—	8,741	187	13,182	8,172	50,717	2,350	—	83,349
Substandard	—	—	938	9,098	22,059	49,912	2,890	—	84,897
Doubtful	—	—	—	—	471	2,859	80	—	3,410
Total Commercial Real Estate	231,670	477,527	444,368	350,151	431,828	872,712	53,847	—	2,862,103

Commercial and Industrial
Pass	350,890	224,067	162,559	88,479	56,286	301,155	383,176	44	1,566,656
Special Mention	39	14,104	3,722	917	6,977	10,302	42,199	—	78,260
Substandard	75	5,417	2,799	14,979	75	11,354	3,061	—	37,760
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial	351,004	243,588	169,080	104,375	63,338	322,811	428,436	44	1,682,676

Commercial Construction
Pass	67,685	206,187	107,927	17,499	17,335	10,533	11,844	—	439,010
Special Mention	—	—	3,581	—	—	5,076	91	—	8,748
Substandard	—	—	—	1,742	—	3,598	—	—	5,340
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	67,685	206,187	111,508	19,241	17,335	19,207	11,935	—	453,098

Business Banking
Pass	289,837	171,903	142,912	99,586	88,874	310,932	110,498	1,247	1,215,789
Special Mention	—	100	1,341	1,742	1,144	7,071	733	69	12,200
Substandard	—	627	3,115	4,616	4,036	27,566	680	206	40,846
Doubtful	—	—	—	—	—	—	—	—	—
Total Business Banking	289,837	172,630	147,368	105,944	94,054	345,569	111,911	1,522	1,268,835

Consumer Real Estate
Pass	59,273	143,091	81,972	79,203	87,809	309,636	421,987	7,123	1,190,094
Special Mention	—	—	—	—	798	300	—	—	1,098
Substandard	—	188	299	812	973	8,447	202	—	10,921
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	59,273	143,279	82,271	80,015	89,580	318,383	422,189	7,123	1,202,113

Other consumer
Pass	4,720	16,987	9,223	5,323	4,256	1,561	30,377	268	72,715
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	559	145	117	691	4,839	408	259	7,018
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	4,720	17,546	9,368	5,440	4,947	6,400	30,785	527	79,733

Total Loan Balance	$1,004,189	$1,260,757	$963,963	$665,166	$701,082	$1,885,082	$1,059,103	$9,216	$7,548,558
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 7. ALLOWANCE FOR CREDIT LOSSES – continued
The following table presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of June 30, 2020:

(dollars in thousands)	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Revolving-Term	Total

Commercial Real Estate
Performing	$231,670	$477,527	$444,368	$350,151	$411,792	$839,942	$50,877	$—	$2,806,327
Nonperforming	—	—	—	—	20,036	32,770	2,970	—	55,776
Total Commercial Real Estate	231,670	477,527	444,368	350,151	431,828	872,712	53,847	—	2,862,103

Commercial and Industrial
Performing	351,004	243,588	168,814	104,375	63,338	322,811	426,076	44	1,680,050
Nonperforming	—	—	266	—	—	—	2,360	—	2,626
Total Commercial and Industrial	351,004	243,588	169,080	104,375	63,338	322,811	428,436	44	1,682,676

Commercial Construction
Performing	67,685	206,187	111,508	18,200	17,335	18,744	11,935	—	451,594
Nonperforming	—	—	—	1,041	—	463	—	—	1,504
Total Commercial Construction	67,685	206,187	111,508	19,241	17,335	19,207	11,935	—	453,098

Business Banking
Performing	289,837	172,290	145,563	104,549	92,708	334,316	111,696	1,401	1,252,360
Nonperforming	—	340	1,805	1,395	1,346	11,253	215	121	16,475
Total Business Banking	289,837	172,630	147,368	105,944	94,054	345,569	111,911	1,522	1,268,835

Consumer Real Estate
Performing	59,273	143,174	81,327	78,888	88,576	309,984	421,895	7,123	1,190,240
Nonperforming	—	105	944	1,127	1,004	8,399	294	—	11,873
Total Consumer Real Estate	59,273	143,279	82,271	80,015	89,580	318,383	422,189	7,123	1,202,113

Other Consumer
Performing	4,720	17,069	9,368	5,338	4,664	5,630	30,594	491	77,874
Nonperforming	—	477	—	102	283	770	191	36	1,859
Total Other Consumer	4,720	17,546	9,368	5,440	4,947	6,400	30,785	527	79,733

Performing	1,004,189	1,259,835	960,948	661,501	678,413	1,831,427	1,053,073	9,059	7,458,445
Nonperforming	—	922	3,015	3,665	22,668	53,655	6,030	157	90,113
Total Loan Balance	$1,004,189	$1,260,757	$963,963	$665,166	$701,082	$1,885,082	$1,059,103	$9,216	$7,548,558
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	June 30, 2020(2)
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due(1)	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,806,327	$—	$—	$—	$55,776	$55,776	$2,862,103
Commercial and industrial	1,678,314	—	230	1,506	2,626	4,362	1,682,676
Commercial construction	451,594	—	—	—	1,504	1,504	453,098
Business banking	1,248,611	839	2,910	—	16,475	20,224	1,268,835
Consumer real estate	1,184,530	1,429	3,709	572	11,873	17,583	1,202,113
Other consumer	77,420	201	131	122	1,859	2,313	79,733
Total	$7,446,796	$2,469	$6,980	$2,200	$90,113	$101,762	$7,548,558
(1) Represents acquired loans that were recorded at fair value at the acquisition date and remain performing at June 30, 2020.
(2) We had 2,360 loans that were modified totaling $1.4 billion under the CARES Act at June 30, 2020. These customers were not considered past due as a result of their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Due to the modification program, this delinquency table may not accurately reflect the credit risk associated with these loans.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 7. ALLOWANCE FOR CREDIT LOSSES – continued

	December 31, 2019
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due(1)	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$3,025,505	$7,749	$71	$911	$25,356	$34,087	$3,059,592
Commercial and industrial	1,466,460	126	1,589	1,443	10,911	14,069	1,480,529
Commercial construction	367,204	956	1,163	—	737	2,856	370,060
Business banking	830,735	5,093	1,099	—	9,863	16,055	846,790
Consumer real estate	1,283,591	2,620	1,758	1,175	6,063	11,616	1,295,207
Other consumer	81,866	1,448	305	228	1,127	3,108	84,974
Total	$7,055,361	$17,992	$5,985	$3,757	$54,057	$81,791	$7,137,152
(1)Represents acquired loans that were recorded at fair value at the acquisition date and remain performing at December 31, 2019.
The following table presents loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

					June 30, 2020
	June 30, 2020				For the three months ended	For the six months ended
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Past Due 90+ Days Still Accruing	Interest Income Recognized on Nonaccrual(1)	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$25,356	$55,776	$14,889	$—	$3	$12
Commercial and industrial	10,911	2,626	—	1,506	9	23
Commercial construction	737	1,504	1,218	—	—	—
Business banking	9,863	16,475	3,002	—	57	104
Consumer real estate	6,063	11,873	398	572	75	170
Other consumer	1,127	1,859	—	122	1	3
Total	$54,057	$90,113	$19,507	$2,200	$145	$312
(1) Represents only cash payments received and applied to interest on nonaccrual loans.
The following table presents collateral-dependent loans by class of loan:

	June 30, 2020
	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment/Cash	Other
Commercial real estate	$55,447	$40	$—	$—
Commercial and industrial	2,762	3,694	—	—
Commercial construction	5,215	—	—	—
Business banking	2,906	896	—	689
Consumer real estate	398	—	—	—
Total	$66,728	$4,630	$—	$689

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 7. ALLOWANCE FOR CREDIT LOSSES – continued
The following table presents activity in the ACL for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$42,611	$19,870	$6,606	$13,706	$11,200	$2,857	$96,850
Provision for credit losses on loans	20,681	60,906	2,249	918	400	677	85,831
Charge-offs	(5,600)	(61,616)	—	(260)	(37)	(790)	(68,303)
Recoveries	38	4	19	40	22	108	231
Net (Charge-offs)/Recoveries	(5,562)	(61,612)	19	(220)	(15)	(682)	(68,072)
Balance at End of Period	$57,730	$19,164	$8,874	$14,404	$11,585	$2,852	$114,609

	Six Months Ended June 30, 2020
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking(1)	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$30,577	$15,681	$7,900	$—	$6,337	$1,729	$62,224
Impact of CECL adoption	4,810	7,853	(3,376)	12,898	4,525	642	27,352
Provision for credit losses on loans	28,345	67,104	4,329	2,126	829	1,529	104,262
Charge-offs	(6,042)	(71,496)	—	(721)	(218)	(1,272)	(79,749)
Recoveries	40	22	21	101	112	224	520
Net (Charge-offs)/Recoveries	(6,002)	(71,474)	21	(620)	(106)	(1,048)	(79,229)
Balance at End of Period	$57,730	$19,164	$8,874	$14,404	$11,585	$2,852	$114,609
(1) In connection with our adoption of ASU 2016-13, we made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Our new segmentation breaks out business banking loans from our other loan segments: CRE, C&I, commercial construction, consumer real estate and other consumer. The business banking allowance balance at the beginning of period is included in the other segments and reclassified to business banking through the impact of CECL adoption line.

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
During the three months ended June 30, 2020, we had a charge-off of $58.7 million related to a previously disclosed customer fraud resulting from a check kiting scheme. The fraud was perpetrated by a single business customer and a criminal investigation is ongoing. The check kiting scheme resulted in a deposit account overdraft, which became a loan to us that was charged off through the ACL. The customer also had a lending relationship that was originally $15.1 million, including a $14.3 million CRE loan and a $0.8 million line of credit. We recognized a $4.2 million charge-off related to this lending relationship during the three months ended June 30, 2020 and the remaining outstanding balance of $10.9 million is a nonperforming loan at June 30, 2020.
We added $14.4 million and $29.3 million to the ACL related to qualitative factors for the three and six months ended June 30, 2020. Included in these amounts were $14.8 million for the three months ended and $26.0 million for the sixth months ended for the economic forecast and an allocation for our hotel portfolio due to the COVID-19 pandemic. Our forecast covers a period of two years and is driven in part by national unemployment data. Changes in our current conditions qualitative factors resulted in a decrease of $0.4 million and an increase of $3.3 million to the ACL for the three and six months ended June 30, 2020.
The C&I portfolio included $547.6 million of loans originated under the PPP at June 30, 2020. The loans are 100 percent guaranteed by the SBA, therefore, we have not assigned any ACL at June 30, 2020.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 7. ALLOWANCE FOR CREDIT LOSSES – continued
The following table presents average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2019:

	Three months ended		Six months ended
	June 30, 2019		June 30, 2019
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial real estate	$7,703	$—	$7,704	$—
Commercial and industrial	758	13	772	26
Commercial construction	489	—	489	—
Consumer real estate	666	—	666	—
Other consumer	16	—	18	1
Total with a Related Allowance Recorded	9,632	13	9,649	27
Without a related allowance recorded:
Commercial real estate	21,802	77	22,093	124
Commercial and industrial	7,568	131	5,329	189
Commercial construction	2,319	48	2,319	83
Consumer real estate	7,952	93	7,979	188
Other consumer	3	—	4	—
Total without a Related Allowance Recorded	39,644	349	37,724	584
Total:
Commercial real estate	29,505	77	29,797	124
Commercial and industrial	8,326	144	6,101	215
Commercial construction	2,808	48	2,808	83
Consumer real estate	8,618	93	8,645	188
Other consumer	19	—	22	1
Total	$49,276	$362	$47,373	$611
The following table details activity in the allowance for loan losses for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$34,903	$11,996	$6,757	$6,178	$1,575	$61,409
Charge-offs	(528)	(1,435)	—	(247)	(457)	(2,667)
Recoveries	6	91	2	344	89	532
Net (Charge-offs)/Recoveries	(522)	(1,344)	2	97	(368)	(2,135)
Provision for credit losses	(1,545)	2,575	495	296	384	2,205
Balance at End of Period	$32,836	$13,227	$7,254	$6,571	$1,591	$61,479

	Six Months Ended June 30, 2019
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$33,707	$11,596	$7,983	$6,187	$1,523	$60,996
Charge-offs	(529)	(6,912)	—	(410)	(840)	(8,691)
Recoveries	128	508	3	492	189	1,320
Net (Charge-offs)/Recoveries	(401)	(6,404)	3	82	(651)	(7,371)
Provision for credit losses	(470)	8,035	(732)	302	719	7,854
Balance at End of Period	$32,836	$13,227	$7,254	$6,571	$1,591	$61,479

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 7. ALLOWANCE FOR CREDIT LOSSES – continued
The following tables present the allowance for loan losses and recorded investments in loans by category as of December 31, 2019:

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
Derivatives contain an element of credit risk, the possibility that we will incur a loss because a counterparty, which may be a financial institution or a customer, fails to meet its contractual obligations. All derivative contracts with financial institutions may be executed only with counterparties approved by our Asset and Liability Committee, or ALCO, and derivatives with customers may only be executed with customers within credit exposure limits approved by our Senior Loan Committee. Interest rate swaps are considered derivatives but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives are recorded in current earnings and included in other noninterest income in the Consolidated Statements of Comprehensive (Loss) Income.
Interest Rate Lock Commitments and Forward Sale Contracts
In the normal course of business, we sell originated mortgage loans into the secondary mortgage loan market. We also offer interest rate lock commitments to potential borrowers. The commitments are generally for a period of 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. We may encounter pricing risks if interest rates increase significantly before the loan can be closed and sold. We may utilize forward sale contracts in order to mitigate this pricing risk. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate guaranteed for that day by the investor. The rate lock is executed between the mortgagee and us and in turn a forward sale contract may be executed between us and the investor. Both the rate lock commitment and the corresponding forward sale contract for each customer are considered derivatives but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives during the commitment period are recorded in current earnings and included in mortgage banking in the Consolidated Statements of Comprehensive (Loss) Income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued
        The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Derivatives not Designated as Hedging Instruments:
Interest Rate Swap Contracts - Commercial Loans
Fair value	$94,371	$25,647	$94,286	$25,615
Notional amount	930,074	740,762	930,074	740,762
Collateral posted	—	—	91,730	26,127
Interest Rate Lock Commitments - Mortgage Loans
Fair value	2,583	321	—	—
Notional amount	59,677	9,829	—	—
Forward Sale Contracts - Mortgage Loans
Fair value	—	1	594	—
Notional amount	$—	$12,750	$62,617	$—
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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Derivatives not Designated as Hedging Instruments:
Gross amounts recognized	$98,649	$26,146	$98,564	$26,114
Gross amounts offset	(4,278)	(499)	(4,278)	(499)
Net Amounts Presented in the Consolidated Balance Sheets	94,371	25,647	94,286	25,615
Gross amounts not offset(1)	—	—	(91,730)	(26,127)
Net Amount	$94,371	$25,647	$2,556	$(512)
(1) Amounts represent collateral posted for the periods presented.
The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(62)	$26	$52	$(96)
Interest rate lock commitments—mortgage loans	186	310	2,792	398
Forward sale contracts—mortgage loans	698	(193)	(595)	(160)
Total Derivatives Gain/(Loss)	$822	$143	$2,249	$142

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 9. BORROWINGS
Short-term borrowings are for terms under or equal to one year and are comprised of securities sold under repurchase agreements, or REPOs and FHLB advances. All REPOs are overnight short-term investments and are not insured by the Federal Deposit Insurance Corporation, or FDIC. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and, therefore, the REPOs are accounted for as secured borrowings. Mortgage-backed securities with amortized cost of $92.3 million and carrying value of $97.0 million at June 30, 2020 and amortized cost of $22.7 million and carrying value of $23.0 million at December 31, 2019, were pledged as collateral for these secured transactions. The pledged securities are held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral is low. Collateral pledging requirements with REPOs are monitored daily. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans.
Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances, finance leases and junior subordinated debt securities. Long-term FHLB advances are secured by the same loans as short-term FHLB advances. We had total long-term borrowings outstanding of $2.9 million at a fixed and $45.1 million at a variable rate at June 30, 2020, excluding our finance leases.
Information pertaining to borrowings is summarized in the table below as of the dates presented:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term Borrowings
Securities sold under repurchase agreements	$92,159	0.25%	$19,888	0.74%
Short-term borrowings	84,541	0.38%	281,319	1.84%
Total Short-term Borrowings	176,700	0.31%	301,207	1.76%
Long-term Borrowings
Long-term borrowings	49,489	2.48%	50,868	2.60%
Junior subordinated debt securities	64,053	3.31%	64,277	3.59%
Total Long-term Borrowings	113,542	2.95%	115,145	3.15%
Total Borrowings	$290,242	1.34%	$416,352	2.14%
We had total borrowings at the FHLB of Pittsburgh of $132.5 million at June 30, 2020 and $532.9 million at December 31, 2019. The $132.5 million at June 30, 2020 consisted of $84.5 million in short-term borrowings and $48.0 million in long-term borrowings. Our maximum borrowing capacity with the FHLB of Pittsburgh was $3.1 billion at June 30, 2020. We utilized $383.9 million of our borrowing capacity at June 30, 2020 consisting of $132.5 million for borrowings and $251.4 million for letters of credit to collateralize public funds. Our remaining borrowing availability at June 30, 2020 is $2.7 billion.
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
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	June 30, 2020	December 31, 2019
Commitments to extend credit	$2,227,102	$1,910,805
Standby letters of credit	82,906	80,040
Total	$2,310,008	$1,990,845
Allowance for Credit Losses on Unfunded Loan Commitments
We maintain an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on our Consolidated Statements of Comprehensive (Loss) Income. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.
The activity in the allowance for credit losses on unfunded loan commitments for the three and six months ended June 30, 2020 was as follows:

(dollars in thousands)	Three Months Ended June 30, 2020
Balance at March 31, 2020	$6,077
Provision for credit losses	927
Total	$7,004

(dollars in thousands)	Six Months Ended June 30, 2020
Balance at December 31, 2019	$3,112
Impact of adopting ASU 2016-13	1,349
January 1, 2020	4,461
Provision for credit losses	2,543
Total	$7,004
The increase in allowance for credit losses on unfunded loan commitments for both the three and six months ended June 30, 2020 was due to higher expected credit losses due to the COVID-19 pandemic.
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

(dollars in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Revenue Streams	Point of Revenue Recognition	2020	2019	2020	2019
Service charges on deposit accounts	Over a period of time	$440	$451	$924	$908
	At a point in time	1,902	2,761	4,976	5,457
		$2,342	$3,212	$5,900	$6,365

Debit and credit card	Over a period of time	$184	$177	$378	$362
	At a point in time	3,428	3,324	6,715	6,114
		$3,612	$3,501	$7,093	$6,476

Wealth management	Over a period of time	$652	$409	$997	$822
	At a point in time	1,934	1,653	3,952	3,287
		$2,586	$2,062	$4,949	$4,109

Other fee revenue	At a point in time	$874	$1,145	$1,793	$2,064

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the change in components of other comprehensive income (loss) for the periods presented, net of tax effects.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Change in net unrealized gains/(losses) on debt securities available-for-sale	$4,201	$(894)	$3,307	$8,968	$(1,912)	$7,056
Reclassification adjustment for net (gains)/losses on debt securities available-for-sale included in net income (1)	(142)	30	(112)	—	—	—
Adjustment to funded status of employee benefit plans	464	(99)	365	452	(96)	356
Other Comprehensive Income (Loss)	$4,523	$(963)	$3,560	$9,420	$(2,008)	$7,412

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in net unrealized gains/(losses) on available-for-sale debt securities	$25,765	$(5,482)	$20,283	$16,366	$(3,490)	$12,876
Reclassification adjustment for net (gains)/losses on debt securities available-for-sale included in net income (1)	(142)	30	(112)	—	—	—
Adjustment to funded status of employee benefit plans	929	(198)	731	905	(193)	712
Other Comprehensive Income/(Loss)	$26,552	$(5,650)	$20,902	$17,271	$(3,683)	$13,588
(1) Reclassification adjustments are comprised of realized security gains or losses. The realized gains or losses have been reclassified out of accumulated other comprehensive income/(loss) and have affected certain lines in the Consolidated Statements of Comprehensive (Loss) Income as follows: the pre-tax amount is included in net gain on sale of securities, the tax expense amount is included in the provision for income taxes and the net of tax amount is included in net income.

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
The defined benefit plan of DNB was merged into S&T's defined benefit plan at November 30, 2019 and the components of net periodic pension cost at June 30, 2020 include the impact of the addition of the DNB defined benefit plan.
The investment policy for S&T's defined benefit plan is 90 percent fixed income and 10 percent equity and cash. The expected long-term rate of return on plan assets is 3.45 percent compared to 4.80 percent in prior periods.
The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Components of Net Periodic Pension Cost
Interest cost on projected benefit obligation	$890	$989	$1,781	$1,978
Expected return on plan assets	(971)	(1,181)	(1,943)	(2,361)
Net amortization	385	395	769	789
Net Periodic Pension Expense	$304	$203	$607	$406
The components of net periodic pension expense are included in salaries and employee benefits on the Consolidated Statements of Comprehensive (Loss) Income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 14. QUALIFIED AFFORDABLE HOUSING

As part of our responsibilities under the Community Reinvestment Act and due to their favorable federal income tax benefits, we invest in Low Income Housing partnerships, or LIHPs. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. We use the cost method to account for these partnerships. These investments are recorded in other assets on our balance sheet. Our maximum exposure to loss associated with these investments consists of the investments' fair value plus any unfunded commitments as well as the denial of the tax credits if the project is deemed non-compliant. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. Our investments in LIHPs represent unconsolidated variable interest entities, or VIEs, and the assets and liabilities of the partnerships are not recorded on our balance sheet. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance.
Our total investment in qualified affordable housing projects was $7.4 million at June 30, 2020 and $4.8 million at December 31, 2019. Amortization expense, included in other noninterest expense in the Consolidated Statements of Comprehensive (Loss) Income, was $0.5 million and $1.1 million for the three and six months ended June 30, 2020 and $0.7 million and $1.4 million for the three and six months ended June 30, 2019. The amortization expense was offset by tax credits of $0.6 million and $1.1 million for the three and six months ended June 30, 2020 and $0.7 million and $1.5 million for the three and six months ended June 30, 2019 as a reduction to our federal tax provision.
On September 11, 2019, we entered into a new qualified affordable housing project and committed to an investment of $10.2 million. As of June 30, 2020, we have invested $5.1 million in this new project. No amortization expense or tax credits will be recognized for this new project until complete, which we expect to be later in 2020.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 15. SHARE REPURCHASE PLAN

On September 16, 2019, our Board of Directors authorized a $50 million share repurchase plan. This repurchase authorization, which is effective through March 31, 2021, permits S&T to repurchase from time to time up to $50 million in aggregate value of shares of S&T's common stock through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and S&T's financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds. During the three months ended June 30, 2020, we had no repurchases. During the six months ended June 30, 2020, we repurchased 411,430 common shares at a total cost of $12.6 million, or an average of $30.52 per share. Repurchase activity was suspended in March of 2020 due to the impact of the COVID-19 pandemic.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three and six month periods ended June 30, 2020 and 2019. Our MD&A should be read in conjunction with our Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
Important Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting S&T and its future business and operations. Forward-looking statements are typically identified by words or phrases such as “will likely result”, “expect”, “anticipate”, “estimate”, “forecast”, “project”, “intend”, “ believe”, “assume”, “strategy”, “trend”, “plan”, “outlook”, “outcome”, “continue”, “remain”, “potential”, “opportunity”, “believe”, “comfortable”, “current”, “position”, “maintain”, “sustain”, “seek”, “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses and the credit risk of our commercial and consumer loan products; changes in the level of charge-offs and changes in estimates of the adequacy of the allowance for credit losses; cyber-security concerns; rapid technological developments and changes; operational risks or risk management failures by us or critical third parties, including fraud risk; our ability to manage our reputational risks; sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; regulatory supervision and oversight, including changes in regulatory capital requirements and our ability to address those requirements; unanticipated changes in our liquidity position; changes in accounting policies, practices, or guidance, for example, our adoption of CECL; legislation affecting the financial services industry as a whole, and S&T, in particular; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions, including DNB, cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; reliance on significant customer relationships; an interruption or cessation of an important service by a third-party provider; our ability to attract and retain talented executives and employees; general economic or business conditions, including the strength of regional economic conditions in our market area; the duration and severity of the coronavirus (“COVID-19”) pandemic, both in our principal area of operations and nationally, including the ultimate impact of the pandemic on the economy generally and on our operations; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; the stability of our core deposit base and access to contingency funding; re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates
Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2020 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2019 under Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for we have updated our allowance for credit losses policy in response to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.5 billion at June 30, 2020. We operate in five markets including Western Pennsylvania, Eastern Pennsylvania, Northeast Ohio, Central Ohio and Upstate New York.
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
Our mission is to become the financial services provider of choice within the markets that we serve which will enable us to be a high performing regional community bank. We strive to do this by delivering exceptional service and value, one customer at a time. Our strategic plan follows a disciplined approach focused on organic growth, which includes both growth within our current footprint and through market expansion. We employ a geographic market-based growth platform in order to drive organic growth. Each of our five markets is led by a Market President who is responsible for developing strategic initiatives specific to each market. We acknowledge that each of our five markets are in different stages of development and that our market based strategy will allow us to customize our approach to each market given its developmental stage and unique characteristics. We also actively evaluate acquisition opportunities that align with our strategic objectives as another source of growth. Our strategic plan includes a collaborative model that combines expertise from all areas of our business and focuses on satisfying each customer’s individual financial objectives. We continuously work to maintain and improve the efficiency of our different lines of business.
We merged with DNB Financial Corporation (DNB) on November 30, 2019. The merger expanded S&T’s footprint in Eastern Pennsylvania gaining a new presence in the counties of Chester, Delaware and Philadelphia. The merger was valued at $201.0 million, or $37.72 per share, and added approximately $899.3 million of portfolio loans and $990.6 million of deposits at December 31, 2019.

Three and Six Months Ended June 30, 2020 Update

During the three months ended June 30, 2020, we experienced a pre-tax loss of $58.7 million related to a customer fraud resulting from a check kiting scheme. This matter was disclosed in our Form 8-K filed on May 26, 2020. The fraud was perpetrated by a single business customer and a criminal investigation is ongoing. This fraud loss reduced net income by $46.3 million, or $1.19 per diluted share, resulting in a net loss for the three months ended June 30, 2020 of $33.1 million. We continue to pursue all available sources of recovery to mitigate the loss. An internal review of the matter has been completed and various process and monitoring enhancements have been substantially implemented. The customer also had a lending relationship that was originally $15.1 million, including a $14.3 million commercial real estate, or CRE, loan and a $0.8 million line of credit. We recognized a $4.2 million charge-off related to this lending relationship during the three months ended June 30, 2020 and the remaining balance of $10.9 million is a nonperforming loan at June 30, 2020.
As we navigate through the uncertainty resulting from the COVID-19 pandemic, our first priority is the safety of both our employees and customers. Our financial performance has been negatively impacted in many ways due to the COVID-19 pandemic. We are closely monitoring our asset quality with a focus on the portfolios that have been significantly impacted by the COVID-19 pandemic. We have increased our allowance for credit losses, or ACL, to be responsive to this additional risk within our loan portfolio. Our balance sheet is asset sensitive so we have experienced a negative impact to our net interest income and net interest margin, or NIM, in this low interest rate environment. Our noninterest income has also been negatively impacted due to changes in our customers' behavior during these times which has been somewhat mitigated by strong mortgage banking income due to significant refinance activity. We are taking a prudent approach to capital management given the economic uncertainty. Our internally-run capital stress test results demonstrate that we have adequate capital cushions. We are well capitalized and have sufficient excess capital to manage the uncertainty resulting from the COVID-19 pandemic.
In response to the current economic environment as a result of the COVID-19 pandemic, we completed an interim quantitative goodwill impairment analysis as of June 30, 2020. Based upon our impairment analysis, we determined that our goodwill of $373.3 million was not impaired at June 30, 2020. We expect to evaluate goodwill for impairment quarterly given the current environment.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COVID-19 Update

S&T is monitoring the impact of the COVID-19 pandemic and has taken steps to mitigate the potential risks and impact on S&T and to promote the health and safety of our employees, and the customers and communities that we serve. We have taken preventive health measures for our employees through rigorous sanitation, social distancing, wearing masks, remote work where feasible and providing access to financial wellness programs. We reopened our branches with extensive safety measures and are encouraging our customers to use online and mobile banking solutions. We have also extended our solution center hours to allow for customer consultation without entering a branch. Our Business Continuity teams were activated and have guided our efforts to respond to the rapidly developing situation.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the Paycheck Protection Program, or PPP, a $349 billion program designed to aid small and medium sized businesses through federally guaranteed loans distributed through banks. The Paycheck Protection Program and Health Care Enhancement Act, or PPP/HCEA Act, was signed into law on April 24, 2020. The PPP/HCEA Act authorized an additional $310 billion of funding under the CARES Act for PPP loans among other provisions. On July 4, 2020, legislation was passed to extend the application period for the PPP program through August 8, 2020. These loans are intended to cover eight weeks of payroll and other permitted expenses to help those businesses remain viable.
As of June 30, 2020, we originated $547.6 million of PPP loans. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00 percent and a term of two years, or five years for loans approved by the Small Business Administration, or SBA, on or after June 5, 2020. Payments are deferred for at least six months of the loan. The loans are 100 percent guaranteed by the SBA.
The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable. The COVID-19 pandemic has had, and we expect that it will continue to have, negative impacts on S&T’s commercial and consumer loan customers and the economy as a whole. The pandemic caused, among other things, an increase in the provision for credit losses, a higher ACL as a percentage of total portfolio loans as of June 30, 2020 compared to March 31, 2020, and exclusive of the increase in portfolio loans due to the PPP portfolio, a decrease in portfolio loans compared to both March 31, 2020 and December 31, 2019. The severity and length of the COVID-19 pandemic’s impact on S&T and the U.S. and global economies continue to be unknown.
In order to assist our customers through this difficult period, we have provided the following assistance, which may have an adverse impact on our results in the short term, but which we believe will provide better outcomes in the long term for our customers and for S&T:

•We have provided needs-based payment deferrals and modifications to interest only periods to 1,289 commercial loans totaling $1.3 billion at June 30, 2020.
•We have provided loan payment deferrals, with no negative credit bureau reporting, to 1,071 mortgage and consumer loans totaling $123.0 million at June 30, 2020.
•We have paused foreclosures/repossessions for mortgages and consumer loans.
Earnings Summary
We recognized net losses of ($33.1) million, or ($0.85) per share and ($19.8) million, or ($0.51) per share for the three and six months ended June 30, 2020. These losses are primarily the result of the $58.7 million pre-tax fraud loss recognized in the second quarter of 2020 which reduced net income by $46.3 million, or $1.19 per diluted share. The net losses for the three and six months ended June 30, 2020 represent $59.2 million and $68.9 million decreases in net income compared to the same periods in 2019.
The decrease in net income for the three months ended June 30, 2020 of $59.2 million compared to the same period in 2019 was comprised of an increase of $84.6 million in the provision for credit losses and an increase in other noninterest expenses of $3.1 million offset by increases of $9.3 million in net interest income and $2.3 million noninterest income and a decrease of $16.9 million in the provision for income taxes. The decrease in net income for the six months ended June 30, 2020 of $68.9 million compared to the same period in 2019 was comprised of an increase of $99.0 million in the provision for credit losses, an increase in other noninterest expense of $10.6 million offset by increases of $19.0 million in net interest income and $3.4 million in noninterest income and a decrease of $18.3 million in the provision for income taxes.
Net interest income increased $9.3 million and $19.0 million to $70.1 million and $140.2 million for the three and six months ended June 30, 2020 compared to $60.8 million and $121.2 million for the same periods in 2019. The increases were primarily due to higher average interest-earning assets offset by lower short-term interest rates compared to the same periods in

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2019. Average interest-earning assets increased $1.9 billion and $1.6 billion for the three and six months ended June 30, 2020 compared to the same periods in 2019. Average loan balances increased $1.7 billion and $1.5 billion compared to the same periods in 2019 due to the DNB merger, PPP loans and organic loan growth. Average interest-bearing liabilities increased $1.2 billion and $1.1 billion for the three and six months ended June 30, 2020 compared to the same periods in 2019 due to the DNB merger and organic deposit growth. Net interest margin, on a fully taxable-equivalent, or FTE, basis (non-GAAP), decreased 37 and 28 basis points to 3.31 percent and 3.42 percent for the three and six months ended June 30, 2010 compared to 3.68 percent and 3.70 percent for the same periods in 2019 due to the decline in short-term interest rates during 2020. Net interest margin is reconciled to net interest income adjusted to an FTE basis below in the "Net Interest Income" section of this MD&A.
The provision for credit losses, which includes a provision for losses on unfunded commitments, increased $84.6 million and $99.0 million to $86.8 million and $106.8 million for the three and six months ended June 30, 2020 compared to $2.2 million and $7.9 million in the same periods of 2019.The significant increase in the provision for credit losses during the three and six months ended June 30, 2020 was mainly due to the customer fraud that resulted in a $58.7 million charge-off as well as the impact of the COVID-19 pandemic. For the three and six months ended June 30, 2020, we had net charge-offs of $68.1 million and $79.2 million compared to net charge-offs of $2.1 million and $7.4 million for the same periods in 2019. Annualized net loan charge-offs to average loans were 3.58 percent and 2.15 percent for the three and six months ended June 30, 2020 compared to 0.14 percent and 0.25 percent for the same periods in 2019.
Total noninterest income increased $2.3 million and $3.3 million to $15.2 million and $27.6 million for the three and six months ended June 30, 2020 compared to $12.9 million and $24.3 million for the same periods in 2019. Total noninterest income includes the impact of the DNB merger in the three and six months ended June 30, 2020 since the merger closed on November 30, 2019. The increase in noninterest income primarily related to an increase of $2.0 million and $2.7 million in mortgage banking fees for the three and six months ended June 30, 2020 due to an increase in the volume of loans originated for sale in the secondary market due to a decline in mortgage rates compared to the same periods in 2019. Also impacting the increase for six months ended June 30, 2020 was higher commercial loan swap income of $1.7 million as we have seen a high demand for this product. Offsetting these increases was a $2.2 million decrease in other income primarily attributable to the decline in stock market performance resulting in a change in the valuation related to a deferred compensation plan of $1.0 million, which has a corresponding offset in salaries and employee benefits expense resulting in no impact to net income and a decrease in the change in the value of the equity securities portfolio of $1.0 million compared to the same periods in 2019.
Noninterest expense increased $3.1 million and $10.6 million to $43.5 million and $89.9 million in three and six months ended June 30, 2020 compared to $40.4 million and $79.3 million in the same periods in 2019. Total noninterest expense includes the impact of the DNB merger in the three and six months ended June 30, 2020 since the merger closed on November 30, 2019. The increase in noninterest expense for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to higher operating expenses after the merger with DNB. The increase in noninterest expense for the six months ended June 30, 2020 was due to higher operating expenses due to the merger, increases of $1.7 million in merger related expenses and $2.8 million in other noninterest expenses including $1.2 million related to historic tax credits.
The provision for income taxes decreased $16.9 million to an $11.8 million tax benefit for the three months ended June 30, 2020 and decreased $18.3 million to a $9.0 million tax benefit for the six months ended June 30, 2020 compared to the same periods in 2019. The decrease in pretax income of $76.0 million for the three months and $87.2 million for six months ended June 30, 2020 is primarily due to the $58.7 million loss resulting from the customer fraud recognized during the quarter ended June 30, 2020. Our effective tax rate changed to 26.3 percent and 31.3 percent for the three and six months ended June 30, 2020 compared to 16.3 percent and 15.9 percent for the same periods in 2019. The change in our effective tax rate was primarily due to the pretax loss for three and six months ended June 30, 2020.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We believe the presentation of net interest income and net interest margin on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (GAAP) per the Consolidated Statements of Comprehensive (Loss) Income is reconciled to net interest income adjusted on an FTE basis and net interest margin adjusted on an FTE basis in the "Results of Operations - Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019 - Net Interest Income" section of this MD&A.
RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2020 Compared to
Three and Six Months Ended June 30, 2019
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
The following table reconciles interest income per the Consolidated Statements of Comprehensive (Loss) Income to net interest income and rates on an FTE basis for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30, 2020
(dollars in thousands)	2020	2019	2020	2019
Total interest income	$80,479	$79,624	$168,069	$158,214
Total interest expense	10,331	18,797	27,885	37,031
Net Interest Income per Consolidated Statements of Comprehensive (Loss) Income	70,148	60,827	140,184	121,183
Adjustment to FTE basis	847	958	1,697	1,919
Net Interest Income on an FTE Basis (Non-GAAP)	$70,995	$61,785	$141,881	$123,102
Net interest margin	3.27%	3.63%	3.37%	3.64%
Adjustment to FTE basis	0.04%	0.05%	0.05%	0.06%
Net Interest Margin on an FTE Basis (Non-GAAP)	3.31%	3.68%	3.42%	3.70%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Average Balance Sheet and Net Interest Income Analysis (FTE)
The following tables provide information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$163,019	$33	0.08%	$49,949	$274	2.19%
Securities, at fair value(2)(3)	785,229	5,024	2.56%	673,117	4,482	2.66%
Loans held for sale	9,931	77	3.08%	1,452	16	4.44%
Commercial real estate	3,389,616	35,617	4.23%	2,895,146	36,158	5.01%
Commercial and industrial	2,200,148	19,733	3.61%	1,559,222	20,087	5.17%
Commercial construction	430,912	4,020	3.75%	242,192	3,242	5.37%
Total Commercial Loans	6,020,676	59,370	3.97%	4,696,560	59,487	5.08%
Residential mortgage	976,916	10,241	4.20%	734,372	8,253	4.50%
Home equity	543,770	4,993	3.69%	463,480	6,267	5.42%
Installment and other consumer	79,944	1,259	6.34%	71,319	1,286	7.23%
Consumer construction	12,758	145	4.58%	11,014	149	5.41%
Total Consumer Loans	1,613,388	16,638	4.14%	1,280,185	15,955	4.99%
Total Portfolio Loans	7,634,064	76,008	4.00%	5,976,745	75,442	5.06%
Total Loans(1)(2)	7,643,995	76,085	4.00%	5,978,197	75,458	5.06%
Federal Home Loan Bank and other restricted stock	19,709	184	3.75%	21,141	368	6.97%
Total Interest-earning Assets	8,611,952	81,326	3.80%	6,722,404	80,582	4.81%
Noninterest-earning assets	817,767			523,636
Total Assets	$9,429,719			$7,246,040
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$1,033,905	$610	0.24%	$550,200	$631	0.46%
Money market	2,076,483	2,578	0.50%	1,695,349	8,169	1.93%
Savings	887,357	162	0.07%	760,743	484	0.26%
Certificates of deposit	1,560,885	5,877	1.51%	1,389,968	6,771	1.95%
Total Interest-bearing Deposits	5,558,630	9,227	0.67%	4,396,260	16,055	1.46%
Securities sold under repurchase agreements	85,302	53	0.25%	16,337	28	0.69%
Short-term borrowings	178,273	167	0.38%	242,759	1,642	2.71%
Long-term borrowings	49,774	314	2.53%	70,049	500	2.86%
Junior subordinated debt securities	64,044	570	3.58%	45,619	572	5.03%
Total Borrowings	377,393	1,104	1.18%	374,764	2,742	2.94%
Total Interest-bearing Liabilities	5,936,023	10,331	0.70%	4,771,024	18,797	1.58%
Noninterest-bearing liabilities	2,302,676			1,523,676
Shareholders’ equity	1,191,020			951,340
Total Liabilities and Shareholders’ Equity	$9,429,719			$7,246,040
Net Interest Income (2)(3)		$70,995			$61,785
Net Interest Margin (2)(3)			3.31%			3.68%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent for 2020 and 2019.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$131,332	$388	0.59%	$51,758	$626	2.42%
Securities, at fair value(2)(3)	786,043	10,020	2.55%	676,797	9,039	2.67%
Loans held for sale	5,899	94	3.19%	1,175	25	4.29%
Commercial real estate	3,399,150	75,710	4.48%	2,900,181	72,122	5.01%
Commercial and industrial	1,975,913	39,471	4.02%	1,534,080	39,420	5.18%
Commercial construction	408,638	8,515	4.19%	246,073	6,554	5.37%
Total Commercial Loans	5,783,701	123,696	4.30%	4,680,334	118,096	5.09%
Residential mortgage	983,891	20,569	4.19%	728,495	16,123	4.44%
Home equity	541,981	11,493	4.26%	465,598	12,536	5.43%
Installment and other consumer	79,812	2,648	6.67%	70,215	2,508	7.20%
Consumer construction	11,633	266	4.59%	10,244	293	5.77%
Total Consumer Loans	1,617,317	34,976	4.34%	1,274,552	31,460	4.96%
Total Portfolio Loans	7,401,018	158,672	4.31%	5,954,886	149,556	5.06%
Total Loans(1)(2)	7,406,917	158,766	4.31%	5,956,061	149,581	5.06%
Federal Home Loan Bank and other restricted stock	21,655	592	5.47%	22,797	887	7.79%
Total Interest-earning Assets	8,345,947	169,766	4.09%	6,707,413	160,133	4.81%
Noninterest-earning assets	752,576			521,082
Total Assets	$9,098,523			$7,228,495
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$987,968	$1,991	0.41%	$547,960	$1,183	0.44%
Money market	2,035,124	8,896	0.88%	1,632,234	15,461	1.91%
Savings	859,171	639	0.15%	765,638	957	0.25%
Certificates of deposit	1,581,104	13,039	1.66%	1,412,117	13,435	1.92%
Total Interest-bearing Deposits	5,463,367	24,565	0.90%	4,357,949	31,036	1.44%
Securities sold under repurchase agreements	58,046	96	0.33%	19,735	57	0.59%
Short-term borrowings	232,319	1,312	1.14%	280,862	3,787	2.72%
Long-term borrowings	50,809	639	2.53%	70,122	993	2.85%
Junior subordinated debt securities	64,120	1,273	3.99%	45,619	1,158	5.12%
Total Borrowings	405,294	3,320	1.65%	416,338	5,995	2.90%
Total Interest-bearing Liabilities	5,868,661	27,885	0.96%	4,774,287	37,031	1.56%
Noninterest-bearing liabilities	2,039,565			1,505,964
Shareholders’ equity	1,190,297			948,244
Total Liabilities and Shareholders’ Equity	$9,098,523			$7,228,495
Net Interest Income (2)(3)		$141,881			$123,102
Net Interest Margin (2)(3)			3.42%			3.70%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent for 2020 and 2019.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
Net interest income on an FTE basis (non-GAAP) increased $9.2 million and $18.8 million for the three and six months ended June 30, 2020 compared to the same periods in 2019. Net interest income was favorably impacted by purchase accounting fair value adjustments of $1.6 million and $2.7 million for the three and six months ended June 30, 2020. The net interest margin on an FTE basis (non-GAAP) decreased 37 and 28 basis points for the three and six months ended June 30, 2020 compared to the same periods in 2019. This is mostly due to decreases in short-term interest rates of approximately 225 basis points between June 30, 2019 and June 30, 2020. Purchase accounting fair value adjustments favorably impacted the net interest margin rate on an FTE basis by 7 and 6 basis points for the three and six months ended June 30, 2020. PPP loans negatively impacted the net interest margin on an FTE basis by 5 and 3 basis points for the three and six months ended June 30, 2020.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest income on an FTE basis (non-GAAP) increased $0.7 million, or 0.9 percent, for the three months ended June 30, 2020 and increased $9.6 million, or 6.0 percent, for the six months ended June 30, 2020, compared to the same periods in 2019. The increases were primarily due to increases in average interest-earning assets of $1.9 billion and $1.6 billion for the three and six months ended June 30, 2020 offset by lower short-term interest rates compared to the same periods in 2019. Average loan balances increased $1.7 billion and $1.5 billion compared to the same periods in 2019 due to the DNB merger and organic loan growth which included $449.3 million of the loan growth from PPP loans. The average rate earned on loans decreased 106 for the three months and 75 basis points for the sixth months compared to the same periods in 2019 primarily due to lower short-term interest rates. Average interest-bearing deposits with banks increased $113.1 million and $79.6 million and the average rate earned decreased 211 and 183 basis points compared to the same periods in 2019. Average investment securities increased $112.1 million and $109.2 million and the average rate earned decreased 10 and 12 basis points compared to the same periods in 2019. Overall, the FTE rate on interest-earning assets (non-GAAP) decreased 101 and 72 basis points for the three and six months ended June 30, 2020 compared to the same periods in 2019.
Interest expense decreased $8.5 million and $9.1 million for the three and six months ended June 30, 2020 compared to the same periods in 2019. The decreases were primarily due to lower short-term interest rates compared to the same periods in 2019. Average interest-bearing deposits increased $1.2 billion and $1.1 billion for the three and six months ended June 30, 2020 compared to the same periods in 2019 due to the DNB merger and organic deposit growth. We experienced deposit growth in the three months ended June 30, 2020 due to customer PPP and stimulus payments along with customers conservatively holding cash deposits in these uncertain times. The average rate paid decreased 79 and 54 basis points compared to the same periods in 2019 primarily due to lower short-term interest rates. Average total borrowings increased $2.6 million and decreased $11.0 million and the average rate paid decreased 176 and 125 basis points compared to the same periods in 2019. Overall, the cost of interest-bearing liabilities decreased 88 and 60 basis points for the three and six months ended June 30, 2020, compared to the same periods in 2019.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2020 Compared to June 30, 2019			Six Months Ended June 30, 2020 Compared to June 30, 2019
(dollars in thousands)	Volume (4)	Rate (4)	Total	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$620	$(860)	$(240)	$962	$(1,199)	$(237)
Securities, at fair value(2)(3)	747	(205)	542	1,459	(479)	980
Loans held for sale	94	(34)	60	101	(33)	68
Commercial real estate	6,176	(6,717)	(541)	12,408	(8,821)	3,587
Commercial and industrial	8,257	(8,611)	(354)	11,354	(11,303)	51
Commercial construction	2,527	(1,749)	778	4,330	(2,369)	1,961
Total Commercial Loans	16,960	(17,077)	(117)	28,092	(22,493)	5,599
Residential mortgage	2,726	(739)	1,987	5,652	(1,206)	4,446
Home equity	1,086	(2,360)	(1,274)	2,057	(3,099)	(1,042)
Installment and other consumer	155	(182)	(27)	343	(203)	140
Consumer construction	24	(27)	(3)	40	(67)	(27)
Total Consumer Loans	3,991	(3,308)	683	8,092	(4,575)	3,517
Total Portfolio Loans	20,951	(20,385)	566	36,184	(27,068)	9,116
Total Loans (1)(2)	21,045	(20,419)	626	36,285	(27,101)	9,184
Federal Home Loan Bank and other restricted stock	(25)	(158)	(183)	(44)	(251)	(295)
Change in Interest Earned on Interest-earning Assets	22,387	(21,642)	745	38,662	(29,030)	9,632
Interest paid on:
Interest-bearing demand	$554	($575)	($21)	$950	($142)	$808
Money market	1,836	(7,428)	(5,592)	3,816	(10,381)	(6,565)
Savings	81	(403)	(322)	117	(435)	(318)
Certificates of deposit	833	(1,726)	(893)	1,608	(2,004)	(396)
Total Interest-bearing Deposits	3,304	(10,132)	(6,828)	6,491	(12,962)	(6,471)
Securities sold under repurchase agreements	118	(93)	25	112	(73)	39
Short-term borrowings	(436)	(1,039)	(1,475)	(655)	(1,821)	(2,476)
Long-term borrowings	(145)	(41)	(186)	(273)	(80)	(353)
Junior subordinated debt securities	231	(234)	(3)	470	(355)	115
Total Borrowings	(232)	(1,407)	(1,639)	(346)	(2,329)	(2,675)
Change in Interest Paid on Interest-bearing Liabilities	3,072	(11,539)	(8,467)	6,145	(15,291)	(9,146)
Change in Net Interest Income	$19,315	$(10,103)	$9,212	$32,517	$(13,739)	$18,778
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

Provision for Credit Losses

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. The provision for credit losses increased $84.6 million and $99.0 million to $86.8 million and $106.8 million for the three and six months ended June 30, 2020 compared to $2.2 million and $7.9 million for the same periods in 2019. The provision for credit losses included $0.9 million and $2.5 million for the reserve for unfunded commitments for the three and six months ended June 30, 2020.
During the three months ended June 30, 2020, we recognized a charge-off of $58.7 million related to a customer fraud resulting from a check kiting scheme. The fraud was perpetrated by a single business customer and a criminal investigation is ongoing. We continue to pursue all available sources of recovery to mitigate the loss. The customer also had a lending relationship of $15.1 million, including a $14.3 million CRE loan and a $0.8 million line of credit. $10.9 million of the loans were moved to nonperforming after recognizing a $4.2 million charge-off during the three months ended June 30, 2020.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The significant increase in the provision for credit losses during the three and six months ended June 30, 2020 was mainly due to the customer fraud that resulted in a $58.7 million charge-off as well as the impact of the COVID-19 pandemic. We added $14.4 million and $29.3 million to the ACL related to qualitative factors for the three and six months ended June 30, 2020. Included in these amounts were $14.8 million for the three months ended and $26.0 million for the sixth months ended for the economic forecast and an allocation for our hotel portfolio due to the COVID-19 pandemic. Our forecast covers a period of two years and is driven by national unemployment data. Changes in our current conditions qualitative factors resulted in a decrease of $0.4 million and an increase of $3.3 million to the ACL for the three and six months ended June 30, 2020.
For the three and six months ended June 30, 2020, we had net charges-offs of $68.1 million and $79.2 million compared to $2.1 million and $7.7 million for the same periods in 2019. In addition to the $58.7 million charge-off from the customer fraud and the $4.2 million loan charge-off for the lending relationship with this customer during the three months ended June 30, 2020, the most significant charge-off for the sixth months ended June 30, 2020 was a $9.9 million C&I relationship that was charged off. We obtained information on the relationship subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2019, but before the end of the first quarter of 2020; therefore, we recorded a $9.9 million specific reserve in the day one CECL adjustment. The updated information supported a loss existed at January 1, 2020.
Nonperforming loans increased $45.1 million to $90.1 million at June 30, 2020 compared to $45.0 million at June 30, 2019. The significant increases in nonperforming loans primarily related to the addition of a $20.5 million CRE relationship, the $10.9 million related to the customer fraud and a $4.3 million C&I relationship. The $20.5 million CRE relationship became a performing TDR in the third quarter of 2019 and then moved to nonperforming in the first quarter of 2020 when the borrower experienced financial deterioration that led to cash flow issues. The relationship was individually assessed at June 30, 2020, and based upon updated appraisals, a $0.6 million ACL was added due to the relationship being under-collateralized as of June 30, 2020.
Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net gain on sale of securities	$142	$—	$142	—	$142	$—	$142	—
Debit and credit card	3,612	3,501	111	3.2%	7,093	6,476	617	9.5%
Mortgage banking	2,623	637	1,986	311.7%	3,859	1,131	2,728	241.2%
Wealth management	2,586	2,062	524	25.4%	4,949	4,109	840	20.4%
Service charges on deposit accounts	2,342	3,212	(870)	(27.1)%	5,900	6,365	(465)	(7.3)%
Commercial loan swap income	945	1,102	(157)	(14.2)%	3,429	1,683	1,746	103.7%
Other	2,974	2,387	587	24.6%	2,255	4,499	(2,244)	(49.9)%
Total Noninterest Income	$15,224	$12,901	$2,323	18.0%	$27,627	$24,263	$3,364	13.9%

Noninterest income increased $2.3 million to $15.2 million for the three months ended June 30, 2020 and increased $3.4 million to $27.6 million for the six months ended June 30, 2020 compared to the same periods in 2019. Total noninterest income includes the impact of the DNB merger in the three and six months ended June 30, 2020 which closed on November 30, 2019. Mortgage banking income increased $2.0 million and $2.7 million for the three and six months ended June 30, 2020 due to an increase in the volume of loans originated for sale in the secondary market resulting from a decline in mortgage interest rates from the comparable period. Wealth management income increased $0.5 million and $0.8 million for the three and six months ended June 30, 2020 due to the merger. Other income increased $0.6 million for the three months and decreased $2.2 million for the sixth months ended related to changes in the valuation of our deferred compensation plan, which has a corresponding offset in salaries and employee benefits expense resulting in no impact to net income and the change in value in the equity securities portfolio compared to the prior periods. Commercial loan swap income decreased $0.2 million for the three months and increased $1.7 million for the six months ended June 30, 2020 due to higher customer demand for this product in the current interest rate environment. Service charges on deposit accounts decreased $0.9 million and $0.5 million for the three and six months ended June 30, 2020 due to lower transaction volumes related to the COVID-19 pandemic.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Salaries and employee benefits(1)	$21,419	$20,290	$1,129	5.6%	$42,754	$41,199	$1,555	3.8%
Data processing and information technology(1)	3,585	3,414	171	5.0%	7,453	6,646	807	12.1%
Net occupancy(1)	3,437	2,949	488	16.6%	7,202	5,986	1,216	20.3%
Furniture, equipment and software(1)	3,006	2,301	705	30.6%	5,525	4,531	994	21.9%
Professional services and legal(1)	1,932	1,145	787	68.7%	2,980	2,329	651	27.9%
Other taxes	1,604	1,456	148	10.2%	3,205	2,641	564	21.3%
FDIC insurance	1,048	695	353	50.8%	1,818	1,211	607	50.1%
Marketing(1)	979	1,310	(331)	(25.3)%	2,090	2,452	(362)	(14.8)%
Merger related expenses	—	618	(618)	NM	2,342	618	1,724	279.0%
Other(1)	6,468	6,174	294	4.8%	14,501	11,658	2,843	24.4%
Total Noninterest Expense	$43,478	$40,352	$3,126	7.7%	$89,869	$79,271	$10,598	13.4%
(1)Excludes Merger related expenses for 2020 amounts only.
NM - not meaningful

Noninterest expense increased $3.1 million to $43.5 million for the three months ended June 30, 2020 and $10.6 million to $89.9 million for the six months ended June 30, 2020 compared to the same periods in 2019. Total noninterest expense includes the impact of the DNB merger in the three and six months ended June 30, 2020 which closed on November 30, 2019. Increases in net occupancy expense, furniture, equipment and software, FDIC insurance and other taxes for both the three and six month periods related to the DNB merger. Total merger related expenses of $2.3 million for the six months ended June 30, 2020 included $1.4 million of salaries and employee benefits, $0.4 million for data processing, $0.2 million for professional services and $0.3 million in various other expenses. Other noninterest expense increased during the six-month period due to the merger and to historic tax credits for $1.2 million. Salaries and employee benefits increased $1.1 million for the three months and $1.6 million for the six months primarily due to additional employees. Professional services and legal expenses increased $0.8 million for the three months and $0.7 million for the six months mainly due to higher legal expense. Data processing and information technology increased $0.2 million for the three months and $0.8 million for the six months due to the annual increase with our third-party data processor and the merger.
Provision for Income Taxes

The provision for income taxes decreased $16.9 million to an $11.8 million tax benefit for the three months ended June 30, 2020 and decreased $18.3 million to a $9.0 million tax benefit for the six months ended June 30, 2020 compared to the same periods in 2019. The decrease in pretax income of $76.0 million for the three months and $87.2 million for six months ended June 30, 2020 was primarily due to the $58.7 million loss resulting from the customer fraud recognized during the three months ended June 30, 2020.
For the quarter ended June 30, 2020, we utilized the actual effective tax rate to calculate the June 30, 2020 tax provision. The actual effective tax rate is applied when the application of the estimated annual effective tax rate, or EAETR, is impractical because it is not possible to forecast a reliable EAETR for the reporting period. The actual effective tax rate approach treats the year-to-date period as if it is the annual period and determines the income tax expense or benefit on that basis. The use of the actual effective tax rate is more appropriate than the EAETR, at this time, because small changes in estimated ordinary pretax income result in significant changes in the EAETR. Our effective tax rate changed to 26.3 percent and 31.3 percent for the three and six months ended June 30, 2020 compared to 16.3 percent and 15.9 percent for the same periods in 2019.
Financial Condition as of June 30, 2020
Total assets increased $709.6 million to $9.5 billion at June 30, 2020 compared $8.8 billion at December 31, 2019. Total portfolio loans increased $411.4 million to $7.5 billion at June 30, 2020 compared to $7.1 billion at December 31, 2019. The increase in portfolio loans primarily related to growth in the commercial loan portfolio of $432.3 million with increases of $419.5 million in C&I, which included $547.6 million of loans from the PPP, and $83.8 million in commercial construction offset by a decrease of $71.0 million in the CRE portfolio compared to December 31, 2019. Excluding the PPP loans, portfolio loans decreased $136.2 million compared to December 31, 2019 due to decreased activity related to the COVID-19 pandemic. Consumer loans decreased $20.9 million compared to December 31, 2019 primarily in the residential mortgage portfolio of

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$27.6 million offset by increases of $4.7 million in consumer construction loans, $1.2 million in home equity loans and $0.8 million in installment and other consumer loans.
Securities increased $20.1 million to $804.4 million at June 30, 2020 from $784.3 million at December 31, 2019. The increase in securities is primarily due to increases in the unrealized gains of $25.6 million at June 30, 2020 partially offset by pay downs on mortgage-backed securities. The bond portfolio had an unrealized gain of $36.3 million at June 30, 2020 compared to $10.7 million at December 31, 2019 due to a decrease in interest rates.
Our deposits increased $831.3 million, with total deposits of $7.9 billion at June 30, 2020 compared to $7.0 billion at December 31, 2019. Customer deposits increased $855.2 million from December 31, 2019. The increase in customer deposits primarily related to PPP and stimulus programs along with customers conservatively holding cash deposits during these uncertain times. Customer noninterest-bearing demand deposits increased $552.9 million, money market deposits increased $171.8 million, interest-bearing demand increased $93.1 million and savings increased $85.3 million offset by a decrease in certificates of deposit of $47.9 million. Total brokered deposits decreased $23.9 million from December 31, 2019 due to the customer deposit growth. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
Total borrowings decreased $126.1 million, with total borrowings of $290.2 million at June 30, 2020 compared to $416.3 million at December 31, 2019 due to an increase in deposits. The decrease in borrowings primarily relates to the decline in short-term borrowings of $196.8 million offset by an increase in securities sold under repurchase agreements of $72.3 million to $92.2 million at June 30, 2020 compared to $19.9 million at December 31, 2019 due to demand for the product by our REPO customers.
Total shareholders’ equity decreased by $56.2 million to $1.1 billion at June 30, 2020 compared to $1.2 billion at December 31, 2019. The decrease was primarily due to the previously disclosed fraud loss, net of tax, of $46.4 million that resulted in a net loss of $19.8 million, the cumulative-effect adjustment related to the adoption of ASU 2016-13, Credit Losses, of $22.6 million, share repurchases of $12.6 million, dividends of $22.0 million, offset by a $20.9 million increase in other comprehensive income. The increase in other comprehensive income was due to a $20.2 million increase in unrealized gains on our available-for-sale investment securities, net of tax, and a $0.7 million change in the funded status of our employee benefit plans offset by a $0.1 million reclassification adjustment for net gains on debt securities available-for-sale.
Securities Activity

(dollars in thousands)	June 30, 2020	December 31, 2019	$ Change
U.S. treasury securities	$10,355	$10,040	$315
Obligations of U.S. government corporations and agencies	163,703	157,697	6,006
Collateralized mortgage obligations of U.S. government corporations and agencies	181,162	189,348	(8,186)
Residential mortgage-backed securities of U.S. government corporations and agencies	19,768	22,418	(2,650)
Commercial mortgage-backed securities of U.S. government corporations and agencies	284,550	275,870	8,680
Corporate obligations	5,038	7,627	(2,589)
Obligations of states and political subdivisions	137,127	116,133	20,994
Available-for-Sale Debt Securities	801,703	779,133	22,570
Marketable equity securities	2,663	5,150	(2,487)
Total Securities	$804,366	$784,283	$20,083
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income, and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities increased $20.1 million to $804.4 million at June 30, 2020 from $784.3 million at December 31, 2019. The increase in securities is primarily due to an increase in market value compared to December 31, 2019.
At June 30, 2020 our bond portfolio was in a net unrealized gain position of $36.3 million compared to a net unrealized gain position of $10.7 million at December 31, 2019. At June 30, 2020 total gross unrealized gains in the bond portfolio were $36.3 million compared to December 31, 2019, when total gross unrealized gains were $11.7 million offset by gross unrealized losses of $1.0 million. Management evaluates the securities portfolio to determine if an ACL is needed each quarter. We did not record an ACL related to the securities portfolio at June 30, 2020.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Loan Composition

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$3,345,513	44.3%	$3,416,518	47.9%
Commercial and industrial	2,140,355	28.4	1,720,833	24.1
Construction	459,264	6.1	375,445	5.2
Total Commercial Loans	5,945,132	78.8%	5,512,796	77.2%
Consumer
Residential mortgage	971,023	12.9%	998,585	14.0%
Home equity	539,519	7.1	538,348	7.6
Installment and other consumer	79,816	1.0	79,033	1.1
Construction	13,068	0.2	8,390	0.1
Total Consumer Loans	1,603,426	21.2%	1,624,356	22.8%
Total Portfolio Loans	7,548,558	100.0%	7,137,152	100.0%
Loans held for sale	14,259		5,256
Total Loans	$7,562,817		$7,142,408
The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower’s industry or the overall economic climate can significantly impact the borrower’s ability to pay.
Commercial loans, including CRE, C&I and commercial construction, comprised 78.8 percent of total portfolio loans at June 30, 2020 and 77.2 percent at December 31, 2019. Total portfolio loans increased $411.4 million to $7.5 billion at June 30, 2020 compared to $7.1 billion at December 31, 2019. The increase of $432.3 million in commercial loans related to $419.5 million in C&I, which included $547.6 million of loans from the PPP, and $83.8 million in commercial construction loans offset by a decrease of $71.0 million in CRE compared to December 31, 2019. Excluding the PPP loans, portfolio loans decreased $136.2 million compared to December 31, 2019 due to decreased activity related to the COVID-19 pandemic.
As of June 30, 2020, we originated $547.6 million of PPP loans. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00 percent and a term of two years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The loans are 100 percent guaranteed by the SBA. The SBA pays us a processing fee ranging from 1 percent to 5 percent based on the size of the loan.
Consumer loans represent 21.2 percent of our total portfolio loans at June 30, 2020 and 22.8 percent at December 31, 2019. Consumer loans decreased $20.9 million compared to December 31, 2019 with the decrease of $27.6 million in residential mortgages offset by increases in all other categories. Consumer construction increased $4.7 million, home equity increased $1.2 million and installment and other consumer increased $0.8 million.
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
The following table presents activity in the ACL for the periods presented:

	Three Months Ended June 30, 2020
(dollars in thousands)	Commercial Real Estate(2)	Commercial and Industrial	Commercial Construction	Business Banking(1)	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$42,611	$19,870	$6,606	$13,706	$11,200	$2,857	$96,850
Provision for credit losses on loans	20,681	60,906	2,249	918	400	677	85,831
Charge-offs	(5,600)	(61,616)	—	(260)	(37)	(790)	(68,303)
Recoveries	38	4	19	40	22	108	231
Net (Charge-offs)/Recoveries	(5,562)	(61,612)	19	(220)	(15)	(682)	(68,072)
Balance at End of Period	$57,730	$19,164	$8,874	$14,404	$11,585	$2,852	$114,609

	June 30, 2020		December 31, 2019
Ratio of net charge-offs to average loans outstanding	3.58%	*	0.12%
Allowance for credit losses as a percentage of total loans	1.52%		0.87%
Allowance for loan losses as a percentage of total loans - excluding PPP loans	1.64%		0.87%
Allowance for credit losses to nonperforming loans	127%		115%
* Annualized
(1) In connection with our adoption of ASU 2016-13, we made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Our new segmentation breaks out business banking loans from our other loan segments: CRE, C&I, commercial construction, consumer real estate and other consumer. The business banking allowance balance at the beginning of period is included in the other segments and reclassified to business banking through the impact of CECL adoption line.
(2)During the three months ended June 30, 2020, we experienced a pre-tax loss of $58.7 million related to a customer fraud resulting from a check kiting scheme.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30, 2020
(dollars in thousands)	Commercial Real Estate(2)	Commercial and Industrial	Commercial Construction	Business Banking(1)	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$30,577	$15,681	$7,900	$—	$6,337	$1,729	$62,224
Impact of CECL adoption	4,810	7,853	(3,376)	12,898	4,525	642	27,352
Provision for credit losses on loans	28,345	67,104	4,329	2,126	829	1,529	104,262
Charge-offs	(6,042)	(71,496)	—	(721)	(218)	(1,272)	(79,749)
Recoveries	40	22	21	101	112	224	520
Net (Charge-offs)/Recoveries	(6,002)	(71,474)	21	(620)	(106)	(1,048)	(79,229)
Balance at End of Period	$57,730	$19,164	$8,874	$14,404	$11,585	$2,852	$114,609

	June 30, 2020		December 31, 2019
Ratio of net charge-offs to average loans outstanding	2.15%	*	0.22%
* Annualized
(1) In connection with our adoption of ASU 2016-13, we made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Our new segmentation breaks out business banking loans from our other loan segments: CRE, C&I, commercial construction, consumer real estate and other consumer. The business banking allowance balance at the beginning of period is included in the other segments and reclassified to business banking through the impact of CECL adoption line.
(2)During the three months ended June 30, 2020, we experienced a pre-tax loss of $58.7 million related to a customer fraud resulting from a check kiting scheme.
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
The significant increase in the provision for credit losses of $84.6 million and $99.0 million during the three and six months ended June 30, 2020 was mainly due to the customer fraud that resulted in a $58.7 million charge-off as well as the impact of the COVID-19 pandemic. Net loan charge-offs were $68.1 million, or 0.89 percent of average loans, and $79.2 million, or 1.04 percent of average loans, for the three and six months ended June 30, 2020. In addition to the $58.7 million charge-off from the customer fraud, the customer also had a lending relationship that was moved to nonperforming status for $10.9 million which was net of a $4.2 million loan charge-off during the three months ended June 30, 2020. Other than the customer fraud, the most significant charge-off for the six months ended June 30, 2020 was a $9.9 million C&I relationship. We obtained information on the relationship subsequent to filing our December 31, 2019 10-K, but before the end of the first quarter of 2020; therefore, we recorded a day one CECL adjustment through a $9.9 million specific reserve. The updated information supported a loss existed at January 1, 2020.
Commercial substandard loans increased $16.1 million to $168.8 million at June 30, 2020 compared to $152.7 million at December 31, 2019 and special mention loans increased $78.7 million to $182.6 million at June 30, 2020 compared to $103.9 million at December 31, 2019 due to downgrades as a result of updated financial information.
The adoption of the CECL accounting standard as of January 1, 2020 and the uncertainty around the COVID-19 pandemic both contributed to the higher ACL of 1.52 percent of total portfolio loans as of June 30, 2020 compared to 0.87 percent at December 31, 2019. When excluding PPP loans, the ACL as a percentage of total portfolio loans was 1.64 percent as of June 30, 2020.
TDRs increased $1.4 million to $47.3 million at June 30, 2020 compared to $45.9 million at December 31, 2019. Total TDRs of $47.3 million at June 30, 2020 included $15.5 million, or 32.8 percent, that were accruing and $31.8 million, or 67.2 percent, that were not accruing.
Our allowance for credit losses on unfunded commercial lending commitments and letters of credit provide for the risk of expected loss in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on our Consolidated Statements of Comprehensive (Loss) Income. The allowance for unfunded loan commitments was $7.0 million at June 30, 2020 compared to $3.1 million at December 31, 2019. The adoption of ASU 2016-13 resulted in an increase to our allowance for unfunded commitments of $1.4 million on January 1, 2020. We increased the allowance for unfunded loan commitments $0.9 million and $2.5 million during the three and six months ended June 30, 2020, mainly in response to the COVID-19 pandemic. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(dollars in thousands)	June 30, 2020	December 31, 2019	$ Change
Nonperforming Loans
Commercial real estate	$34,282	$22,427	$11,855
Commercial and industrial	6,328	13,287	(6,959)
Commercial construction	1,504	737	767
Residential mortgage	13,351	6,697	6,654
Home equity	2,874	1,961	913
Installment and other consumer	19	36	(17)
Total Nonperforming Loans	58,357	45,145	13,212
Nonperforming Troubled Debt Restructurings
Commercial real estate	27,361	6,713	20,648
Commercial and industrial	2,156	695	1,461
Commercial construction	—	—	—
Residential mortgage	1,298	822	476
Home equity	941	678	263
Installment and other consumer	—	4	(4)
Total Nonperforming Troubled Debt Restructurings	31,755	8,912	22,843
Total Nonperforming Loans	90,113	54,057	36,056
OREO	2,740	3,525	(785)
Total Nonperforming Assets	$92,853	$57,582	$35,271

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	1.19%	0.76%
Nonperforming assets as a percent of total loans plus OREO	1.23%	0.81%

Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due.
Nonperforming loans increased $36.0 million to $90.1 million at June 30, 2020 compared to $54.1 million at December 31, 2019. The significant increases in nonperforming loans primarily related to the addition of a $20.5 million CRE relationship, the $10.9 million lending relationship related to the customer fraud and a $4.3 million C&I relationship. The $20.5 million CRE relationship became a performing TDR in the third quarter of 2019 and then moved to nonperforming in the first quarter of 2020 when the borrower experienced financial deterioration that led to cash flow issues. The relationship was individually assessed at June 30, 2020, and based upon updated appraisals, a $0.6 million ACL was added due to the relationship being under-collateralized as of June 30, 2020. The $10.9 million lending relationship was moved to nonperforming in the second quarter of 2020.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Deposits

(dollars in thousands)	June 30, 2020	December 31, 2019	$ Change
Customer Deposits
Noninterest-bearing demand	$2,250,958	$1,698,082	$552,876
Interest-bearing demand	855,193	762,111	93,082
Money market	2,021,552	1,849,684	171,868
Savings	916,268	830,919	85,349
Certificates of deposit	1,487,367	1,535,305	(47,938)
Total Customer Deposits	7,531,338	6,676,101	855,237
Brokered Deposits
Interest-bearing demand	200,068	200,220	(152)
Money market	100,036	100,127	(91)
Certificates of deposit	36,474	60,128	(23,654)
Total Brokered Deposits	336,578	360,475	(23,897)
Total Deposits	$7,867,916	$7,036,576	$831,340
Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits at June 30, 2020 increased $831.3 million from December 31, 2019. Total customer deposits increased $855.2 million from December 31, 2019. The increase in customer deposits primarily related to PPP and stimulus programs along with customers conservatively holding cash deposits during these uncertain times. Customer noninterest-bearing demand deposits increased $552.9 million, money market deposits increased $171.8 million, interest-bearing demand deposits increased $93.1 million, and savings deposits increased $85.3 million. These increases were offset by a decline in certificate of deposits of $47.9 million which was mainly a result of repositioning by our customers. Total brokered deposits decreased $23.9 million from December 31, 2019 due to the customer deposit growth. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
Borrowings

(dollars in thousands)	June 30, 2020	December 31, 2019	$ Change
Securities sold under repurchase agreements	$92,159	$19,888	$72,271
Short-term borrowings	84,541	281,319	(196,778)
Long-term borrowings	49,489	50,868	(1,379)
Junior subordinated debt securities	64,053	64,277	(224)
Total Borrowings	$290,242	$416,352	$(126,110)
Borrowings are an additional source of funding for us. Total borrowings decreased $126.1 million, or 30.3 percent, compared to December 31, 2019 due to increased customer deposits. Total short-term borrowings decreased $196.8 million, or 69.9 percent, compared to December 31, 2019. Securities sold under repurchase agreements increased $72.3 million to $92.2 million at June 30, 2020 compared to December 31, 2019 due to demand from our REPO customers.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information pertaining to short-term borrowings is summarized in the tables below for the six months ended June 30, 2020 and for the twelve months ended December 31, 2019.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	June 30, 2020	December 31, 2019
Balance at the period end	$92,159	$19,888
Average balance during the period	$58,046	$16,863
Average interest rate during the period	0.33%	0.65%
Maximum month-end balance during the period	$92,159	$23,427
Average interest rate at the period end	0.25%	0.74%

	Short-Term Borrowings
(dollars in thousands)	June 30, 2020	December 31, 2019
Balance at the period end	$84,541	$281,319
Average balance during the period	$232,319	$255,264
Average interest rate during the period	1.14%	2.51%
Maximum month-end balance during the period	$410,240	$425,000
Average interest rate at the period end	0.38%	1.84%
Information pertaining to long-term borrowings is summarized in the tables below for the six months ended June 30, 2020 and for the twelve months ended December 31, 2019.

	Long-Term Borrowings
(dollars in thousands)	June 30, 2020	December 31, 2019
Balance at the period end	$49,489	$50,868
Average balance during the period	$50,809	$66,392
Average interest rate during the period	2.53%	2.76%
Maximum month-end balance during the period	$50,635	$70,418
Average interest rate at the period end	2.48%	2.61%

	Junior Subordinated Debt Securities
(dollars in thousands)	June 30, 2020	December 31, 2019
Balance at the period end	$64,053	$64,277
Average balance during the period	$64,120	$47,934
Average interest rate during the period	3.99%	4.82%
Maximum month-end balance during the period	$64,648	$64,277
Average interest rate at the period end	3.31%	4.42%

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
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At June 30, 2020, we had $751.3 million in highly liquid assets, which consisted of $275.9 million in interest-bearing deposits with banks, $461.1 million in unpledged securities and $14.3 million in loans held for sale. This resulted in a highly liquid assets to total assets ratio of 7.9 percent at June 30, 2020. Also, at June 30, 2020, we had a remaining borrowing availability of $2.7 billion with the FHLB of Pittsburgh. Refer to Note 9: Borrowings in the Notes to Consolidated Financial Statements and the "Financial Condition- Borrowings" section of this MD&A for more details.
The following table summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	June 30, 2020		December 31, 2019
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$805,665	8.89%	$854,146	10.29%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	776,665	10.70%	825,146	11.43%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	805,665	11.10%	854,146	11.84%
Total capital to risk-weighted assets	8.00%	10.00%	924,487	12.74%	954,094	13.22%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$782,192	8.64%	$832,113	10.04%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	782,192	10.80%	832,113	11.56%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	782,192	10.80%	832,113	11.56%
Total capital to risk-weighted assets	8.00%	10.00%	893,213	12.33%	922,310	12.81%
On March 27, 2020, the regulators issued interim final rule, or IFR, “Regulatory Capital Rule: Revised Transition of the Current Expected Credit Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five year transition”). We adopted CECL effective January 1, 2020 and elected to implement the five year transition.
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of June 30, 2020, we had not issued any securities pursuant to this shelf registration statement.
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
The table below reflects the rate shock analyses results for the 1 - 12 and 13 - 24 month periods of pretax net interest income and EVE.

	June 30, 2020			December 31, 2019
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	14.6%	20.4%	21.6%	9.6%	14.4%	(1.8)%
300	10.8%	15.3%	23.0%	7.2%	10.8%	2.8%
200	7.6%	10.8%	21.6%	5.0%	7.6%	5.5%
100	4.5%	6.3%	15.2%	2.7%	4.2%	5.1%
(100)	(3.0)%	(5.1)%	(28.7)%	(4.3)%	(6.4)%	(10.8)%
(200)	NM	NM	NM	NM	NM	NM
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
Our rate shock analyses show an improvement in the percentage change in pretax net interest income in the 1-12 month and 13-24 month rates up scenarios and rates down scenarios when comparing June 30, 2020 to December 31, 2019. Our EVE analyses show an improvement in the percentage change in EVE in the rates up scenarios and a decline in the rates down scenario when comparing June 30, 2020 to December 31, 2019.

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

S&T BANCORP, INC. AND SUBSIDIARIES

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of June 30, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2020, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes to the risk factors that we have previously disclosed in Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020 other than the risks described below.
The duration and severity of the COVID-19 pandemic, in our principal area of operations, nationally and globally, has impacted and could adversely impact S&T’s business, results of operations and financial condition. While it is difficult to predict the further impact of the COVID-19 pandemic (or any other outbreak) on the economy and S&T, the future impacts may include, but are not limited to, the following:

•Our results of operations may be negatively impacted by general economic or business conditions and uncertainty, including the strength of economic conditions in our principal area of operations impacting the demand for our products and services.
•The low interest rate environment will continue to negatively impact our net interest income and net interest margin.
•Credit losses may be higher and our provision for credit losses may continue to increase, due to deterioration in the financial condition of S&T’s commercial and consumer loan customers.
•Declining asset and collateral values may necessitate increases in our provision for credit losses and net charge-offs.
•Expense management will be impacted by the uncertainty of the effects of the pandemic and S&T’s continued efforts to promote the health and safety of our employees, and the customers and communities we serve.
•We may have an interruption or cessation of an important service provided by a third-party provider.
•S&T’s liquidity and regulatory capital could be adversely impacted.
•Any new or revised regulations regarding capital and liquidity adopted in response to the COVID-19 pandemic may require us to maintain materially more capital or liquidity.

S&T BANCORP, INC. AND SUBSIDIARIES

•Investors may have less confidence in the equity markets in general and in financial services industry in particular, which could have a negative impact on S&T’s stock price and resulting market valuation.
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
S&T calculates the ACL in accordance with CECL accounting standard adopted January 1, 2020. The CECL methodology reflects expected credit losses and requires consideration of a broad range of reasonable and supportable information to form credit loss estimates. The CECL accounting standard bases the measurement of expected credit losses on historical loss experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. S&T’s ability to assess expected credit losses may be impaired if the models and approaches we use become less predictive of future behaviors. In particular, the reliance on supportable economic forecasts in light of the COVID-19 pandemic has had and is expected to have an impact on the estimates of our ACL. These forecasts have deteriorated since January 1, 2020 and continued adverse economic forecasts and economic uncertainty could negatively affect our ACL.
Fraudulent activity associated with our products and services could adversely affect our results of operations, financial condition and stock price, negatively impact our brand and reputation, and result in regulatory intervention or sanctions.
As a financial institution we are exposed to operational risk in the form of fraudulent activity that may be committed by customers, other third parties, or employees, targeting us and our customers. The risk of fraud continues to increase for the financial services industry. In our Form 8-K filed May 26, 2020, we disclosed that we discovered customer fraud resulting from a check kiting scheme by a business customer of S&T. We recognized a pre-tax loss of $58.7 million during the second quarter of 2020 related to this customer fraud. As a result of our internal review of the fraud, we have made process and monitoring enhancements that are substantially implemented. While we believe we have operational risk controls in place to prevent or detect future instances of fraud or to mitigate the impact of any fraud, we cannot provide assurance that we can prevent or detect fraud or that we will not experience future fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect our results of operation, financial condition, or stock price. Furthermore, fraudulent activity could negatively impact our brand and reputation, which could also adversely affect our results of operation, financial condition, or stock price. Fraudulent activity could also lead to regulatory intervention or regulatory sanctions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table is a summary of our purchases of common stock during the second quarter of 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Approximate dollar value of shares that may yet be purchased under the plan
				$37,441,683
04/01/2020 - 04/30/2020	—	—	—	37,441,683

05/01/2020 - 05/31/2020	—	—	—	37,441,683

06/01/2020 - 06/30/2020	—	—	—	37,441,683
Total	—	$—	—	$37,441,683
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

S&T BANCORP, INC. AND SUBSIDIARIES

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
On August 4, 2020, we entered into a severance and general release agreement with David P. Ruddock in connection with his previously announced resignation. Under the terms of the agreement, Mr. Ruddock will receive (a) a total gross payment of three hundred thirty-five thousand, four hundred and fifty dollars ($335,450.00), paid in three installments: (i) the first payment of one half of this total to be made within thirty days after the seven (7) day revocation period provided to Mr. Ruddock in the agreement expires without a revocation (in the gross amount of $167,725.00), and the remaining two payments, each for one quarter of the total - one in December 2020 and the final payment made on August 2, 2021 (each in the gross amount of $83,862.50) (b) payment of his COBRA health insurance coverage for twelve (12) months or until he obtains coverage from a new employer, (c) an additional amount of thirty-two thousand dollars ($32,000.00) within thirty days after the revocation period expires without a revocation, and (d) ownership of the S&T automobile and cell phone with Mr. Ruddock assuming operations, maintenance, insurance and all other cost and responsibilities regarding them.
Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated June 5, 2019, by and between DNB Financial Corporation and S&T Bancorp, Inc. Filed as Exhibit 2.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on June 5, 2019, and incorporated herein by reference.
10.1	Severance and General Release Agreement, dated August 4, 2020, by and between David P. Ruddock and S&T Bancorp, Inc., S&T Bank and any of their subsidiaries or affiliated business*	Filed herewith
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith
32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File ((formatted as Inline XBRL and contained in Exhibits 101))
*  Management Contract or Compensatory Plan or Arrangement

S&T BANCORP, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

August 5, 2020	/s Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)