Form 10-Q
period 2020-09-30
S&T BANCORP INC
filed 2020-11-05
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 0-12508
______________________________________
S&T BANCORP INC.
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
Common Stock, $2.50 Par Value - 39,310,734 shares as of October 31, 2020

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $235,953 and $124,491 at September 30, 2020 and December 31, 2019	$308,489	$197,823
Securities, at fair value	718,169	784,283
Loans held for sale	16,724	5,256
Portfolio loans, net of unearned income	7,394,868	7,137,152
Allowance for credit losses on loans	(120,998)	(62,224)
Portfolio loans, net	7,273,870	7,074,928
Bank owned life insurance	81,873	80,473
Premises and equipment, net	56,254	56,940
Federal Home Loan Bank and other restricted stock, at cost	15,777	22,977
Goodwill	373,417	371,621
Other intangible assets, net	9,265	10,919
Other assets	336,734	159,429
Total Assets	$9,190,572	$8,764,649
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,232,706	$1,698,082
Interest-bearing demand	982,956	962,331
Money market	2,033,585	1,949,811
Savings	938,475	830,919
Certificates of deposit	1,446,096	1,595,433
Total Deposits	7,633,818	7,036,576
Securities sold under repurchase agreements	42,706	19,888
Short-term borrowings	83,000	281,319
Long-term borrowings	49,076	50,868
Junior subordinated debt securities	64,068	64,277
Other liabilities	175,789	119,723
Total Liabilities	8,048,457	7,572,651
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at September 30, 2020 and December 31, 2019 Outstanding— 39,251,638 shares at September 30, 2020 and 39,560,304 shares at December 31, 2019	103,623	103,623
Additional paid-in capital	400,789	399,944
Retained earnings	698,351	761,083
Accumulated other comprehensive income (loss)	9,453	(11,670)
Treasury stock (2,197,806 shares at September 30, 2020 and 1,889,140 shares at December 31, 2019, at cost)	(70,101)	(60,982)
Total Shareholders’ Equity	1,142,115	1,191,998
Total Liabilities and Shareholders’ Equity	$9,190,572	$8,764,649

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME
Loans, including fees	$72,263	$75,080	$229,812	$223,200
Investment Securities:
Taxable	3,473	3,552	11,547	10,989
Tax-exempt	885	787	2,646	2,466
Dividends	227	394	911	1,373
Total Interest and Dividend Income	76,848	79,813	244,916	238,028
INTEREST EXPENSE
Deposits	6,626	16,207	31,191	47,243
Borrowings and junior subordinated debt securities	946	2,410	4,265	8,406
Total Interest Expense	7,572	18,617	35,456	55,649
NET INTEREST INCOME	69,276	61,196	209,460	182,379
Provision for credit losses	17,485	4,913	124,294	12,767
Net Interest Income After Provision for Credit Losses	51,791	56,283	85,166	169,612
NONINTEREST INCOME
Net gain on sale of securities	—	—	142	—
Debit and credit card	4,171	3,475	11,264	9,951
Mortgage banking	3,964	594	7,823	1,726
Service charges on deposit accounts	2,820	3,412	8,720	9,777
Wealth management	2,522	2,101	7,471	6,210
Commercial loan swap income	499	1,464	3,928	3,147
Other	2,507	2,017	4,762	6,515
Total Noninterest Income	16,483	13,063	44,110	37,326
NONINTEREST EXPENSE
Salaries and employee benefits	24,571	19,936	67,326	61,135
Data processing and information technology	4,218	3,681	11,671	10,327
Net occupancy	3,441	2,898	10,643	8,883
Furniture, equipment and software	2,440	2,090	7,965	6,621
Professional services and legal	1,911	1,054	4,890	3,382
FDIC insurance	1,900	(675)	3,718	536
Marketing	1,793	1,062	3,883	3,514
Other taxes	1,612	1,540	4,816	4,182
Merger related expenses	—	552	2,342	1,171
Other	6,360	5,529	20,861	17,187
Total Noninterest Expense	48,246	37,667	138,115	116,938
Income (Loss) Before Taxes	20,028	31,679	(8,839)	90,000
Income tax expense (benefit)	3,323	4,743	(5,703)	14,035
Net Income (Loss)	$16,705	$26,936	$(3,136)	$75,965
Earnings (loss) per share—basic	$0.43	$0.79	$(0.08)	$2.22
Earnings (loss) per share—diluted	$0.43	$0.79	$(0.08)	$2.21
Dividends declared per share	$0.28	$0.27	$0.84	$0.81
Comprehensive Income	$16,926	$29,142	$17,967	$91,759
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	For the three months ended September 30, 2019
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at June 30, 2019	$90,326	$211,325	$730,577	$(9,519)	$(57,756)	$964,953
Net income for the three months ended September 30, 2019	—	—	26,936	—	—	26,936
Other comprehensive income, net of tax	—	—	—	2,206	—	2,206
Cash dividends declared ($0.27 per share)	—	—	(9,239)	—	—	(9,239)
Treasury stock issued for restricted stock awards (954 shares, net of forfeitures of 1,705 shares)	—	—	6	—	(30)	(24)
Common stock issuance cost	—	(125)	—	—	—	(125)
Repurchase of common stock (84,868 shares)	—	—	—	—	(3,100)	(3,100)
Recognition of restricted stock compensation expense	—	840	—	—	—	840
Balance at September 30, 2019	$90,326	$212,040	$748,280	$(7,313)	$(60,886)	$982,447

	For the three months ended September 30, 2020
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at June 30, 2020	$103,623	$400,417	$692,240	$9,232	$(69,735)	$1,135,777
Net income for the three months ended September 30, 2020	—	—	16,705	—	—	16,705
Other comprehensive income, net of tax	—	—	—	221	—	221
Cash dividends declared ($0.28 per share)	—	—	(10,960)	—	—	(10,960)
Forfeitures of restricted stock awards (11,822 shares)	—	—	366	—	(366)	—
Repurchase of S&T Stock (0 shares)	—	—	—	—	—	—
Recognition of restricted stock compensation expense	—	372	—	—	—	372
Balance at September 30, 2020	$103,623	$400,789	$698,351	$9,453	$(70,101)	$1,142,115

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	For the nine months ended September 30, 2019
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at January 1, 2019	$90,326	$210,345	$701,819	$(23,107)	$(43,622)	$935,761
Net income for the nine months ended September 30, 2019	—	—	75,965	—	—	75,965
Other comprehensive income, net of tax	—	—	—	15,794	—	15,794
Impact of new lease standard	—	—	167	—	—	167
Cash dividends declared ($0.81 per share)	—	—	(27,798)	—	—	(27,798)
Treasury stock issued for restricted stock awards (84,010 shares, net of forfeitures of 52,457 shares)	—	—	(1,873)	—	958	(915)
Common stock issuance cost	—	(125)	—	—	—	(125)
Repurchase of common stock (470,708 shares)	—	—	—	—	(18,222)	(18,222)
Recognition of restricted stock compensation expense	—	1,820	—	—	—	1,820
Balance at September 30, 2019	$90,326	$212,040	$748,280	$(7,313)	$(60,886)	$982,447

	For the nine months ended September 30, 2020
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2020	$103,623	$399,944	$761,083	$(11,670)	$(60,982)	$1,191,998
Net loss for the nine months ended September 30, 2020	—	—	(3,136)	—	—	(3,136)
Other comprehensive income, net of tax	—	—	—	21,123	—	21,123
Adoption of accounting standard - credit losses	—	—	(22,590)	—	—	(22,590)
Cash dividends declared ($0.84 per share)	—	—	(32,972)	—	—	(32,972)
Treasury stock issued for restricted stock awards (147,034 shares, net of forfeitures of 44,270 shares)	—	—	(4,034)	—	3,440	(594)
Repurchase of common stock (411,430 shares)	—	—	—	—	(12,559)	(12,559)
Recognition of restricted stock compensation expense	—	845	—	—	—	845
Balance at September 30, 2020	$103,623	$400,789	$698,351	$9,453	$(70,101)	$1,142,115
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(3,136)	$75,965
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	124,294	12,767
Provision for unfunded loan commitments	—	303
Net depreciation, amortization and accretion	3,469	4,413
Net amortization of discounts and premiums on securities	3,199	2,470
Stock-based compensation expense	845	1,820
Gain on sale of securities	(142)	—
Gain on the sale of mortgage loans, net	(5,919)	(1,300)
Mortgage loans originated for sale	(278,741)	(72,054)
Proceeds from the sale of mortgage loans	272,735	67,354
Net change in:
Interest receivable	(5,432)	(712)
Interest payable	(1,882)	(1,399)
Other assets	(170,288)	(31,570)
Other liabilities	57,996	34,737
Net Cash (Used in) Provided by Operating Activities	(3,002)	92,794
INVESTING ACTIVITIES
Purchases of securities	(90,348)	(37,123)
Proceeds from maturities, prepayments and calls of securities	176,103	68,906
Proceeds from sales of securities	1,349	—
Net proceeds from sales of Federal Home Loan Bank stock	7,200	4,038
Net increase in loans	(350,884)	(263,169)
Proceeds from sale of loans not originated for resale	—	520
Purchases of premises and equipment	(4,356)	(4,054)
Proceeds from the sale of premises and equipment	15	44
Net Cash Used in Investing Activities	(260,921)	(230,838)
FINANCING ACTIVITIES
Net increase in core deposits	746,580	394,439
Net decrease in certificates of deposit	(148,573)	(85,606)
Net increase (decrease) in securities sold under repurchase agreements	22,818	(4,458)
Net decrease in short-term borrowings	(198,319)	(100,000)
Repayments on long-term borrowings	(1,792)	(1,151)
Treasury shares issued-net	(594)	(915)
Common stock issuance costs	—	(125)
Cash dividends paid to common shareholders	(32,972)	(27,798)
Repurchase of common stock	(12,559)	(18,222)
Net Cash Provided by Financing Activities	374,589	156,164
Net increase in cash and cash equivalents	110,666	18,120
Cash and cash equivalents at beginning of period	197,823	155,489
Cash and Cash Equivalents at End of Period	$308,489	$173,609
Supplemental Disclosures
Loans transferred to held for sale	$—	$520
Leased right-of-use operating assets and lease liabilities	$91	$38,919
Interest paid	$37,437	$57,047
Income taxes paid, net of refunds	$6,210	$11,178
Transfers of loans to other real estate owned	$631	$492
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. Modified contracts that meet certain scope guidance are eligible for relief from the modification accounting requirements in US GAAP. The optional guidance generally allows for the modified contract to be accounted for as a continuation of the existing contract and does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022. We are evaluating the impact of this ASU and we expect LIBOR transition to impact our business operations, but we have not yet determined the impact to our consolidated financial statements.
Codification Improvements to Subtopic 310-20, Receivables--Nonrefundable Fees and Other Costs
In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables--Nonrefundable Fees and Other Costs. The amendments in this ASU affect the guidance in ASU No. 2017-08, relating to Premium Amortization on Purchased Callable Debt Securities and clarify the Board's intent that an entity should reevaluate whether a callable debt security that has multiple call dates is within scope of paragraph 310-20-35-33 for each reporting period. For each reporting period, to the extent that the amortized cost basis of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the excess shall be amortized to the next call date. If there is no remaining premium or if there are no further call dates, the entity shall reset the effective yield using the payment terms of the debt security. The amendments in this ASU will be effective on January 1, 2021 and are not expected to materially impact our consolidated financial statements.
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
SEC Release No. 2020-205 - Modernizes Disclosures for Bank Registrants
In September 2020, the Securities and Exchange Commission adopted rules to update and expand the statistical disclosures that bank and savings and loan registrants provide to investors. The rules eliminate certain disclosure items that are duplicative of other Commission rules and requirements of U.S. GAAP or the International Financial Reporting Standards. The rules replace industry Guide 3, Statistical Disclosure by Bank Holding Companies, with updated disclosure requirements in new subpart 1400 of Regulation S-K. These rules are effective November 16, 2020 with a compliance date of December 31, 2021. We are evaluating the impact of this final rule and we expect these rules to impact disclosures in the Management's Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2021.

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
The Merger was accounted for under the acquisition method of accounting and our Consolidated Financial Statements include all DNB Bank transactions beginning on December 1, 2019. Goodwill of $86.0 million at September 30, 2020 was calculated as the excess of the consideration exchanged over the fair value of the identifiable net assets acquired. All of the goodwill was assigned to our Community Banking segment. The goodwill recognized is not deductible for tax purposes.
Measurement period adjustments were $1.8 million during the nine months ended September 30, 2020 which reflect facts and circumstances in existence as of the closing date of the acquisition. These measurement period adjustments primarily related to a $2.4 million reduction in the fair value of loans, a $0.3 million reduction in the fair value of borrowings, a $0.1 million reduction of other liabilities, a $0.1 million reduction in other assets and a $0.3 million increase in deferred income tax assets.
The following table presents the fair value adjustments and the measurement period adjustments as of the dates presented:

	November 30, 2019			September 30, 2020
	As Recorded by DNB	Fair Value Adjustments	As Recorded by S&T	Measurement Period Adjustments	As Recorded by S&T
Fair Value of Assets Acquired
Cash and cash equivalents	$64,119	$—	$64,119	$—	$64,119
Securities and other investments	108,715	183	108,898	—	108,898
Loans	917,127	(8,143)	908,984	(2,377)	906,607
Allowance for credit losses	(6,487)	6,487	—	—	—
Goodwill	15,525	(15,525)	—	—	—
Premises and equipment	6,782	8,090	14,872	—	14,872
Accrued interest receivable	4,138	—	4,138	—	4,138
Deferred income taxes	2,017	(3,298)	(1,281)	311	(970)
Core deposits and other intangible assets	269	(269)	—	—	—
Other assets	24,883	(4,278)	20,605	(108)	20,497
Total Assets Acquired	1,137,088	(16,753)	1,120,335	(2,174)	1,118,161
Fair Value of Liabilities Assumed
Deposits	966,263	1,002	967,265	—	967,265
Borrowings	37,617	(276)	37,341	(257)	37,084
Accrued interest payable and other liabilities	11,157	(3,184)	7,973	(122)	7,851
Total Liabilities Assumed	1,015,037	(2,458)	1,012,579	(379)	1,012,200
Total Net Assets Acquired	$122,051	$(14,295)	$107,756	$(1,795)	$105,961
Core Deposit Intangible Asset			$7,288	$—	$7,288
Wealth Management Intangible Asset			1,772	—	1,772
Total Fair Value of Net Assets Acquired and Identified			$116,816	$(1,795)	$115,021
Consideration Paid
Cash			$360	$—	$360
Common stock			200,631	—	200,631
Fair Value of Total Consideration			$200,991	$—	$200,991
Goodwill			$84,175	$1,795	$85,970

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. BUSINESS COMBINATIONS – continued
Loans acquired in the Merger were recorded at fair value with no carryover of the related ACL from DNB. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The fair value of the loans acquired was estimated at $909.0 million, net of a $10.5 million discount. The discount is accreted to interest income over the remaining contractual life of the loans. During the nine month period ended September 30, 2020, the fair value of acquired loans was reduced by $2.4 million as we finalized our evaluation of the loan portfolio to reflect facts and circumstances in existence as of the acquisition date.
As of September 30, 2020, direct costs related to the DNB merger of $13.7 million were recognized and expensed as incurred. During the nine months ended September 30, 2020, we recognized $2.3 million of merger related expenses including $0.2 million in legal and professional fees, $1.4 million in severance payments and stay-bonuses, $0.4 million for data processing and $0.3 million in other expenses. As of December 31, 2019, we recognized $11.4 million of merger related expenses, including $4.7 million for data processing contract termination and system conversion costs, $2.8 million in legal and professional expenses, $3.4 million in severance payments and $0.5 million in other expenses.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 3. EARNINGS (LOSS) PER SHARE
Diluted earnings (loss) per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted earnings per share. The following table reconciles the numerators and denominators of basic and diluted earnings (loss) per share calculations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Numerator for Earnings (Loss) per Share—Basic:
Net income (loss)	$16,705	$26,936	$(3,136)	$75,965
Less: Income allocated to participating shares	52	72	—	204
Net Income (Loss) Allocated to Shareholders	$16,653	$26,864	$(3,136)	$75,761

Numerator for Earnings (Loss) per Share—Diluted:
Net income (loss)	$16,705	$26,936	$(3,136)	$75,965
Net Income (Loss) Available to Shareholders	$16,705	$26,936	$(3,136)	$75,965

Denominators for Earnings (Loss) per Share:
Weighted Average Shares Outstanding—Basic	39,020,811	34,090,779	39,101,309	34,221,479
Add: Potentially dilutive shares	20,656	79,502	—	105,746
Denominator for Treasury Stock Method—Diluted	39,041,467	34,170,281	39,101,309	34,327,225

Weighted Average Shares Outstanding—Basic	39,020,811	34,090,779	39,101,309	34,221,479
Add: Average participating shares outstanding	—	186,491	—	186,253
Denominator for Two-Class Method—Diluted	39,020,811	34,277,270	39,101,309	34,407,732

Earnings (Loss) per share—basic	$0.43	$0.79	$(0.08)	$2.22
Earnings (Loss) per share—diluted	$0.43	$0.79	$(0.08)	$2.21
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	19,449	254	1,137	360

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS - continued
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at September 30, 2020 and December 31, 2019. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	September 30, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$—	$10,323	$—	$10,323
Obligations of U.S. government corporations and agencies	—	93,351	—	93,351
Collateralized mortgage obligations of U.S. government corporations and agencies	—	183,032	—	183,032
Residential mortgage-backed securities of U.S. government corporations and agencies	—	17,352	—	17,352
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	280,224	—	280,224
Corporate obligations	—	4,027	—	4,027
Obligations of states and political subdivisions	—	126,611	—	126,611
Total Available-for-sale Debt Securities	—	714,920	—	714,920
Marketable equity securities	3,185	64	—	3,249
Total Securities	3,185	714,984	—	718,169
Securities held in a deferred compensation plan	5,990	—	—	5,990
Derivative financial assets:
Interest rate swaps	—	90,163	—	90,163
Interest rate lock commitments	—	3,198	—	3,198
Total Assets	$9,175	$808,345	$—	$817,520
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$90,616	$—	$90,616
Forward sale contracts	—	450	—	450
Total Liabilities	$—	$91,066	$—	$91,066

	December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$—	$10,040	$—	$10,040
Obligations of U.S. government corporations and agencies	—	157,697	—	157,697
Collateralized mortgage obligations of U.S. government corporations and agencies	—	189,348	—	189,348
Residential mortgage-backed securities of U.S. government corporations and agencies	—	22,418	—	22,418
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	275,870	—	275,870
Corporate Bonds	—	7,627	—	7,627
Obligations of states and political subdivisions	—	116,133	—	116,133
Total Available-for-Sale Debt Securities	—	779,133	—	779,133
Marketable equity securities	5,078	72	—	5,150
Total Securities	5,078	779,205	—	784,283
Securities held in a deferred compensation plan	5,987	—	—	5,987
Derivative financial assets:
Interest rate swaps	—	25,647	—	25,647
Interest rate lock commitments	—	321	—	321
Forward sale contracts	—	1	—	1
Total Assets	$11,065	$805,174	$—	$816,239
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$25,615	$—	$25,615
Total Liabilities	$—	$25,615	$—	$25,615

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS - continued
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either September 30, 2020 or December 31, 2019.
For Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2020	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average (1) (2) (3)
(dollars in thousands)
Loans held for investment	$46,857	Collateral method	Costs to sell	0%	-	22%	7.47%
		Discounted cash flow method	Discount rate	3.25%			3.25%
Other real estate owned	2,098	Collateral method	Costs to sell	0%	-	7.00%	4.67%
Mortgage servicing rights	$4,665	Discounted cash flow method	Discount rate	9.33%	-	12.55%	9.43%
			Constant prepayment rates	7.39%	-	13.54%	13.33%
Total Assets	$53,620

	December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average (1) (2) (3)
(dollars in thousands)
Loans held for investment	$38,697	Collateral method	Costs to sell	0%	-	20%	8.55%
		Discounted cash flow method	Discount rate	4.75%	-	5.50%	5.28%
Other real estate owned	3,231	Collateral method	Costs to sell	7.00%			7.00%
Mortgage servicing rights	$1,134	Discounted cash flow method	Discount rate	9.39%	-	12.54%	9.49%
			Constant prepayment rates	7.46%	-	12.74%	9.73%
Total Assets	$43,062
(1) Weighted averages for loans held for investment were weighted by loan amounts.
(2) Weighted averages for other real estate owned were weighted by OREO balances.
(3) Weighted averages for mortgage services rights discount rate and prepayment rates are based on note rate tranches and voluntary constant prepayment rates.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS - continued
The carrying values and fair values of our financial instruments at September 30, 2020 and December 31, 2019 are presented in the following tables:

	Carrying Value(1)	Fair Value Measurements at September 30, 2020
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$308,489	$308,489	$308,489	$—	$—
Securities	718,169	718,169	3,185	714,984	—
Loans held for sale	16,724	16,724	—	—	16,724
Portfolio loans, net	7,273,870	7,196,845	—	—	7,196,845
Bank owned life insurance	81,873	81,873	—	81,873	—
FHLB and other restricted stock	15,777	15,777	—	—	15,777
Collateral receivable	90,827	90,827	90,827	—	—
Securities held in a deferred compensation plan	5,990	5,990	5,990	—	—
Mortgage servicing rights	4,717	4,718	—	—	4,718
Interest rate swaps	90,163	90,163	—	90,163	—
Interest rate lock commitments	3,198	3,198	—	3,198	—
LIABILITIES
Deposits	$7,633,818	$7,638,132	$6,187,722	$1,450,410	$—
Securities sold under repurchase agreements	42,706	42,706	42,706	—	—
Short-term borrowings	83,000	83,000	83,000	—	—
Long-term borrowings	49,076	50,155	4,540	45,615	—
Junior subordinated debt securities	64,068	64,068	64,068	—	—
Interest rate swaps	90,616	90,616	—	90,616	—
Forward sales contracts	450	450	—	450	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2019
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$197,823	$197,823	$197,823	$—	$—
Securities	784,283	784,283	5,078	779,205	—
Loans held for sale	5,256	5,256	—	—	5,256
Portfolio loans, net	7,074,928	6,940,875	—	—	6,940,875
Bank owned life insurance	80,473	80,473	—	80,473	—
FHLB and other restricted stock	22,977	22,977	—	—	22,977
Securities held in a Deferred Compensation Plan	5,987	5,987	5,987	—	—
Mortgage servicing rights	4,662	4,650	—	—	4,650
Interest rate swaps	25,647	25,647	—	25,647	—
Interest rate lock commitments	321	321	—	321	—
Forward sale contracts	1	1	—	1	—
LIABILITIES
Deposits	$7,036,576	$7,034,595	$5,441,143	$1,593,452	$—
Securities sold under repurchase agreements	19,888	19,888	19,888	—	—
Short-term borrowings	281,319	281,319	281,319	—	—
Long-term borrowings	50,868	51,339	4,678	46,661	—
Junior subordinated debt securities	64,277	64,277	64,277	—	—
Interest rate swaps	25,615	25,615	—	25,615	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES

The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	September 30, 2020	December 31, 2019
Available-for-sale debt securities	$714,920	$779,133
Marketable equity securities	3,249	5,150
Total Securities	$718,169	$784,283
Available-for-Sale Debt Securities
The following tables present the amortized cost and fair value of available-for-sale debt securities as of the dates presented:

	September 30, 2020				December 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$9,977	$346	$—	$10,323	$9,969	$71	$—	$10,040
Obligations of U.S. government corporations and agencies	88,809	4,542	—	93,351	155,969	1,773	(45)	157,697
Collateralized mortgage obligations of U.S. government corporations and agencies	175,516	7,516	—	183,032	186,879	2,773	(304)	189,348
Residential mortgage-backed securities of U.S. government corporations and agencies	16,578	774	—	17,352	22,120	321	(23)	22,418
Commercial mortgage-backed securities of U.S. government corporations and agencies	265,202	15,022	—	280,224	273,771	2,680	(581)	275,870
Corporate obligations	4,023	5	(1)	4,027	7,603	24	—	7,627
Obligations of states and political subdivisions	119,368	7,243	—	126,611	112,116	4,017	—	116,133
Total Available-for-Sale Debt Securities (1)	$679,473	$35,448	$(1)	$714,920	$768,427	$11,659	$(953)	$779,133
(1) Excludes interest receivable of $3.0 million at September 30, 2020 and $3.4 million at December 31, 2019. Interest receivable is included in other assets in the consolidated balance sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES – continued
The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category as of the dates presented:

September 30, 2020
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	—	$—	$—	—	$—	$—
Obligations of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Corporate bonds	1	499	(1)	—	—	—	1	499	(1)
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total	1	$499	$(1)	—	$—	$—	1	$499	$(1)

	December 31, 2019
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	—	$—	$—	—	$—	$—
Obligations of U.S. government corporations and agencies	3	22,638	(45)	—	—	—	3	22,638	(45)
Collateralized mortgage obligations of U.S. government corporations and agencies	6	23,393	(73)	6	25,254	(231)	12	48,647	(304)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	982	(2)	1	2,534	(21)	2	3,516	(23)
Commercial mortgage-backed securities of U.S. government corporations and agencies	9	90,005	(581)	—	—	—	9	90,005	(581)
Corporate bonds	1	79	—	—	—	—	1	79	—
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total Temporarily Impaired Debt Securities	20	$137,097	$(701)	7	$27,788	$(252)	27	$164,885	$(953)
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit losses or other factors. There was one debt security in an unrealized loss position at September 30, 2020 and 27 debt securities in an unrealized loss position at December 31, 2019. We do not intend to sell and it is more likely than not that we will not be required to sell the security in an unrealized loss position before recovery of its amortized cost. The unrealized loss on the debt security was attributable to changes in interest rates and not related to the credit quality of the issuer. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security. We concluded that the allowance for credit losses for debt securities was immaterial at September 30, 2020. Prior to the adoption of ASU 2016-13 there was no other than temporary impairment, or OTTI, recorded during the nine months ended September 30, 2019.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES – continued
The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated other comprehensive income/(loss), for the periods presented:

	September 30, 2020			December 31, 2019
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)
Total unrealized gains/(losses) on available-for-sale debt securities	$35,448	$(1)	$35,447	$11,659	$(953)	$10,706
Income tax (expense) benefit	(7,548)	—	(7,548)	(2,486)	203	(2,283)
Net Unrealized Gains/(Losses), Net of Tax Included in Accumulated Other Comprehensive Income/(Loss)	$27,900	$(1)	$27,899	$9,173	$(750)	$8,423
The amortized cost and fair value of available-for-sale debt securities at September 30, 2020 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2020
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$41,497	$42,069
Due after one year through five years	111,446	117,923
Due after five years through ten years	38,856	41,458
Due after ten years	26,355	28,835
Available-for-Sale Debt Securities With Maturities	218,154	230,285
Collateralized mortgage obligations of U.S. government corporations and agencies	175,516	183,032
Residential mortgage-backed securities of U.S. government corporations and agencies	16,578	17,352
Commercial mortgage-backed securities of U.S. government corporations and agencies	265,202	280,224
Corporate Securities	4,023	4,027
Total Available-for-Sale Debt Securities	$679,473	$714,920
Debt securities with carrying values of $297.4 million at September 30, 2020 and $286.0 million at December 31, 2019 were pledged for various regulatory and legal requirements.
Marketable Equity Securities
The following table presents realized and unrealized net gains and losses for our marketable equity securities for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Marketable Equity Securities
Net gains and losses recognized during the period on equity securities	$585	$156	$(552)	$(110)
Less: Net gains and losses recognized during the period on equity securities sold during the period	—	—	142	—
Unrealized Losses/Gains Recognized During the Reporting Period on Equity Securities Still Held at the Reporting Date	$585	$156	$(694)	$(110)
Total unrealized gains and losses on marketable equity securities recognized during the current period are included in other noninterest income on the Consolidated Statements of Comprehensive Income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE

Loans are presented net of unearned income of $18.6 million at September 30, 2020 and $4.6 million at December 31, 2019 and net of a discount related to purchase accounting fair value adjustments of $9.3 million at September 30, 2020 and $12.3 million at December 31, 2019. The following table presents loans as of the dates presented:

(dollars in thousands)	September 30, 2020	December 31, 2019
Commercial
Commercial real estate	$3,290,138	$3,416,518
Commercial and industrial	2,042,467	1,720,833
Commercial construction	477,429	375,445
Total Commercial Loans	5,810,034	5,512,796
Consumer
Residential mortgage	950,887	998,585
Home Equity	537,869	538,348
Installment and other consumer	80,735	79,033
Consumer construction	15,343	8,390
Total Consumer Loans	1,584,834	1,624,356
Total Portfolio Loans	7,394,868	7,137,152
Loans held for sale	16,724	5,256
Total Loans(1)	$7,411,592	$7,142,408
(1) Excludes interest receivable of $28.0 million at September 30, 2020 and $22.1 million at December 31, 2019. Interest receivable is included in other assets in the consolidated balance sheets.
Commercial and industrial loans, or C&I, included $550.1 million of loans originated under the Paycheck Protection Program, or PPP, at September 30, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act was signed into law. The CARES Act included the PPP, a program designed to aid small and medium sized businesses through federally guaranteed loans distributed through banks. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. The loans are 100 percent guaranteed by the Small Business Administration, or SBA. These loans carry a fixed rate of 1.00 percent and a term of two years, or five years for loans approved by the SBA, on or after June 5, 2020. Payments are deferred for at least six months of the loan. The SBA pays us a processing fee ranging from 1 percent to 5 percent based on the size of the loan. Interest is accrued as earned and loan origination fees and direct costs are deferred and accreted or amortized into interest income over the life of the loan using the level yield method. When a PPP loan is paid off or forgiven by the SBA, the remaining unaccreted or unamortized net origination fees or costs will be immediately recognized into income.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 78.6 percent of total portfolio loans at September 30, 2020 and 77.2 percent at December 31, 2019. Within our commercial portfolio, the CRE and Commercial Construction portfolios combined comprised $3.8 billion, or 64.8 percent, of total commercial loans at September 30, 2020 and $3.8 billion, or 68.8 percent, of total commercial loans at December 31, 2019 and 50.9 percent of total portfolio loans at September 30, 2020 and 53.1 percent at December 31, 2019. Further segmentation of the CRE and commercial construction portfolios by collateral type reveals no concentration in excess of 15 percent of both total CRE and commercial construction loans at September 30, 2020 and 11 percent at December 31, 2019.
We lend primarily in Pennsylvania and the contiguous states of Ohio, New York, West Virginia and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this geography, resulting in a concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data and information supplied by our customers. We also use subscription services for additional geographic and industry specific information. Our CRE and commercial construction portfolios have exposure outside of this geography of 6.0 percent of the combined portfolios and 3.1 percent of total portfolio loans at September 30, 2020. This compares to 5.4 percent of the combined portfolios and 2.9 percent of total portfolio loans at December 31, 2019.

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
The following tables summarize restructured loans as of the dates presented:

	September 30, 2020
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$19	$14,504	$14,523
Commercial and industrial	7,322	1,549	8,871
Commercial construction	3,986	—	3,986
Business banking	1,539	441	1,980
Consumer real estate	5,606	2,154	7,760
Other consumer	6	—	6
Total(1)	$18,478	$18,648	$37,126
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
The significant increase in nonperforming TDRs at September 30, 2020 compared to December 31, 2019 was primarily related to a $21.3 million CRE relationship, which was placed on nonaccrual in the first quarter of 2020 and charged down by $10.0 million in the third quarter of 2020, leaving a remaining outstanding balance of $11.3 million. The relationship experienced continued deterioration as a result of the COVID-19 pandemic.
There were two TDRs totaling $0.1 million that returned to accruing status during the three months ended September 30, 2020 and three TDRs totaling $22.7 million that returned to accruing status during the nine months ended September 30, 2020. There were three TDRs totaling $0.2 million that returned to accruing status during the three months ended September 30, 2019 and five TDRs totaling $0.2 million that returned to accruing status during the nine months ended September 30, 2019.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued
The following tables present the restructured loans by portfolio segment and by type of concession for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020					Nine Months Ended September 30, 2020
(dollars in thousands)	Number of Loans		Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Totals by Loan Segment
Commercial Real Estate
Principal deferral and maturity date extension	—		—	—	—	1	2,210	2,210	—
Maturity date extension and payment delay	1		333	171	(162)	1	333	171	(162)
Total Commercial Real Estate	1		333	171	(162)	2	2,543	2,381	(162)
Commercial and Industrial
Principal deferral and maturity date extension	—		—	—	—	1	2,467	1,263	(1,205)
Maturity date extension and interest rate reduction	1		3,735	3,735	—	1	3,735	3,735	—
Below market interest rate and payment delay	1		287	287	—	2	362	361	(1)
Payment deferral resulting in payment delay	—		—	—	—	1	93	23	(70)
Total Commercial and Industrial	2		4,022	4,022	—	5	6,657	5,381	(1,276)
Commercial Construction
Maturity date extension	—		—	—	—	3	2,593	2,561	(32)
Total Commercial Construction	—		—	—	—	3	2,593	2,561	(32)
Residential Mortgage
Consumer bankruptcy(2)	2		98	96	(2)	5	575	567	(8)
Maturity date extension and payment reduction	—		—	—	—	3	176	176	—
Total Residential Mortgage	2		98	96	(2)	8	751	743	(8)
Home Equity
Consumer bankruptcy(2)	7		206	239	33	14	456	485	29
Maturity date extension and payment delay	1		30	30	—	1	30	30	—
Total Home Equity	8	8	236	269	33	15	486	515	29
Installment and Other Consumer
Consumer bankruptcy(2)	1		4	4	—	1	4	4	—
Total Installment and Other Consumer	$1		$4	$4	$—	$1	$4	$4	$—
Totals by Concession Type
Principal deferral and maturity date extension	—		—	—	—	2	4,677	3,473	(1,204)
Maturity date extension and interest rate reduction	1		3,735	3,735	—	1	3,735	3,735	—
Payment deferral resulting in payment delay	—		—	—	—	1	93	23	(70)
Maturity date extension	—		—	—	—	3	2,593	2,561	(32)
Consumer bankruptcy(2)	10		308	339	31	20	1,035	1,056	21
Maturity date extension and payment delay	2		363	201	(162)	2	363	201	(162)
Below market interest rate and payment delay	1		287	287	—	2	362	361	(1)
Maturity date extension and payment reduction	—		—	—	—	3	176	176	—
Total(3)	14		$4,693	$4,562	$(131)	34	$13,034	$11,586	$(1,448)
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued
The following tables present the restructured loans by portfolio segment and by type of concession for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Totals by Loan Segment
Commercial Real Estate
Maturity date extension	—	—	—	—	1	1,322	1,298	(24)
Maturity date extension and interest rate reduction	—	—	—	—	1	151	147	(4)
Principal deferral	3	23,517	23,236	(281)	3	23,517	23,236	(281)
Principal forgiveness	—	—	—	—	1	4,690	4,518	(172)
Below market interest rate	2	569	548	(21)	2	569	548	(21)
Total Commercial Real Estate	5	24,086	23,784	(302)	8	30,249	29,747	(502)
Commercial and Industrial
Maturity date extension and interest rate reduction	—	—	—	—	1	4,751	4,333	(418)
Principal deferral	1	1,250	1,250	—	1	1,250	1,250	—
Principal deferral and maturity date extension	1	292	277	(15)	1	292	277	(15)
Total Commercial and Industrial	2	1,542	1,527	(15)	3	6,293	5,860	(433)
Residential Mortgage
Consumer bankruptcy(2)	—	—	—	—	3	165	160	(5)
Total Residential Mortgage	—	—	—	—	3	165	160	(5)
Home Equity
Consumer bankruptcy(2)	14	504	485	(19)	27	801	746	(55)
Interest rate reduction	—	—	—	—	2	190	189	(1)
Total Home Equity	14	504	485	(19)	29	991	935	(56)
Installment and Other Consumer
Consumer bankruptcy(2)	1	4	4	—	3	13	10	(3)
Total Installment and Other Consumer	$1	$4	$4	$—	$3	$13	$10	$(3)
Totals by Concession Type
Maturity date extension	—	—	—	—	1	1,322	1,298	(24)
Maturity date extension and interest rate reduction	—	—	—	—	2	4,902	4,480	(422)
Principal forgiveness	—	—	—	—	1	4,690	4,518	(172)
Consumer bankruptcy(2)	15	508	489	(19)	33	979	916	(63)
Interest rate reduction	—	—	—	—	2	190	189	(1)
Principal deferral	4	24,767	24,486	(281)	4	24,767	24,486	(281)
Principal deferral and maturity date extension	1	292	277	(15)	1	292	277	(15)
Below market interest rate	2	569	548	(21)	2	569	548	(21)
Total(3)	22	$26,136	$25,800	$(336)	46	$37,711	$36,712	$(999)
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
In response to the coronavirus, or COVID-19, pandemic and its economic impact on our customers, we implemented a short-term modification program that complies with the CARES Act to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments for 90 days and up to a maximum of 180 days for our commercial customers. The customer remains

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued
responsible for deferred payments along with any additional interest accrued during the deferral period. For our consumer customers, interest does not accrue during the deferral period and the maturity date is extended by the length of the deferral period. Under the applicable guidance, none of these loans were considered restructured as of September 30, 2020. We had 144 loans that were modified totaling $350.0 million at September 30, 2020 compared to 2,360 loans that were modified totaling $1.4 billion at June 30, 2020.
As of September 30, 2020, we had 21 commitments to lend an additional $1.7 million on TDRs. Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. There were no TDRs that defaulted during the three months ended September 30, 2020 and six TDRs totaling $18.1 million that defaulted during the nine months ended September 30, 2020 that were restructured within the last 12 months prior to defaulting. Included in the $18.1 million of defaulted TDRs for the nine months ended September 30, 2020 was the $11.3 million CRE relationship discussed above. There were no TDRs that defaulted during the three and nine months ended September 30, 2019 that were restructured within the last 12 months prior to defaulting.
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	September 30, 2020	December 31, 2019
Nonperforming Assets
Nonaccrual loans	$65,424	$45,145
Nonaccrual TDRs	18,648	8,912
Total Nonaccrual Loans	84,072	54,057
OREO	2,317	3,525
Total Nonperforming Assets	$86,389	$57,582

The significant increases in nonperforming loans at September 30, 2020 compared to December 31, 2019 was primarily related to the above mentioned $21.3 million CRE relationship, the $10.9 million lending relationship related to the customer fraud and a $4.9 million CRE relationship. The $21.3 million CRE relationship was placed on nonaccrual in the first quarter of 2020 and charged down by $10.0 million in the third quarter of 2020, leaving a remaining outstanding balance of $11.3 million. The relationship experienced continued deterioration as a result of the COVID-19 pandemic. The $10.9 million lending relationship relating to the customer fraud was moved to nonperforming in the second quarter of 2020 and the $4.9 million CRE relationship moved to nonperforming in the third quarter of 2020.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR CREDIT LOSSES
We maintain an ACL at a level determined to be adequate to absorb estimated expected credit losses within the loan portfolio over the contractual life of an instrument that considers our historical loss experience, current conditions and forecasts of future economic conditions as of the balance sheet date. We develop and document a systematic ACL methodology based on the following portfolio segments: 1) Commercial Real Estate, or CRE, 2) Commercial and Industrial, or C&I, 3) Commercial Construction, 4) Business Banking, 5) Consumer Real Estate and 6) Other Consumer.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 7. ALLOWANCE FOR CREDIT LOSSES – continued
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of September 30, 2020:

	Risk Rating
(dollars in thousands)	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Revolving-Term	Total

Commercial Real Estate
Pass	$277,760	$406,883	$446,299	$289,243	$326,634	$644,888	$47,764	—	$2,439,471
Special Mention	—	37,197	186	21,850	43,805	64,855	850	—	168,743
Substandard	—	18,489	8,066	15,039	54,975	105,474	1,500	—	203,543
Doubtful	—	—	—	—	341	6,129	—	—	6,470
Total Commercial Real Estate	277,760	462,569	454,551	326,132	425,755	821,346	50,114	—	2,818,227

Commercial and Industrial
Pass	682,632	209,253	149,912	76,118	38,877	199,772	347,762	—	1,704,326
Special Mention	3,829	20,396	3,613	968	8,563	6,998	30,552	—	74,919
Substandard	—	4,861	2,519	14,704	71	11,789	2,317	—	36,261
Doubtful	—	238	173	2,537	195	—	—	—	3,143
Total Commercial and Industrial	686,461	234,748	156,217	94,327	47,706	218,559	380,631	—	1,818,649

Commercial Construction
Pass	102,950	223,433	79,733	15,844	9,854	9,915	11,127	—	452,856
Special Mention	—	—	3,823	—	—	5,033	91	—	8,947
Substandard	—	3,567	—	1,752	—	3,738	—	—	9,057
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	102,950	227,000	83,556	17,596	9,854	18,686	11,218	—	470,860

Business Banking
Pass	97,367	163,334	133,688	93,886	81,481	289,927	104,721	336	964,740
Special Mention	—	59	1,049	1,719	1,093	7,055	691	123	11,789
Substandard	104	646	3,204	3,755	3,759	26,517	754	683	39,422
Doubtful	—	—	—	—	—	—	—	—	—
Total Business Banking	97,471	164,039	137,941	99,360	86,333	323,499	106,166	1,142	1,015,951

Consumer Real Estate
Pass	95,412	136,136	74,500	70,027	79,784	263,696	436,392	22,546	1,178,493
Special Mention	—	—	—	—	798	153	—	—	951
Substandard	—	187	555	880	1,036	7,193	212	973	11,036
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	95,412	136,323	75,055	70,907	81,618	271,042	436,604	23,519	1,190,480

Other consumer
Pass	8,703	15,078	7,953	4,270	3,039	854	33,216	641	73,754
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	481	129	115	611	3,868	396	1,347	6,947
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	8,703	15,559	8,082	4,385	3,650	4,722	33,612	1,988	80,701

Total Loan Balance	$1,268,757	$1,240,238	$915,402	$612,707	$654,916	$1,657,854	$1,018,345	$26,649	$7,394,868
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 7. ALLOWANCE FOR CREDIT LOSSES – continued
The following table presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of September 30, 2020:

(dollars in thousands)	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Revolving-Term	Total

Commercial Real Estate
Performing	$277,760	$462,569	$454,551	$326,132	$411,947	$788,059	$50,114	$—	$2,771,132
Nonperforming	—	—	—	—	13,808	33,287	—	—	47,095
Total Commercial Real Estate	277,760	462,569	454,551	326,132	425,755	821,346	50,114	—	2,818,227

Commercial and Industrial
Performing	683,514	234,748	155,958	94,327	47,706	217,628	379,082	—	1,812,963
Nonperforming	2,947	—	259	—	—	931	1,549	—	5,686
Total Commercial and Industrial	686,461	234,748	156,217	94,327	47,706	218,559	380,631	—	1,818,649

Commercial Construction
Performing	102,950	227,000	83,556	16,555	9,854	18,223	11,218	—	469,356
Nonperforming	—	—	—	1,041	—	463	—	—	1,504
Total Commercial Construction	102,950	227,000	83,556	17,596	9,854	18,686	11,218	—	470,860

Business Banking
Performing	97,471	163,734	136,249	98,042	84,263	311,076	105,951	1,084	997,870
Nonperforming	—	305	1,692	1,318	2,070	12,423	215	58	18,081
Total Business Banking	97,471	164,039	137,941	99,360	86,333	323,499	106,166	1,142	1,015,951

Consumer Real Estate
Performing	94,828	136,323	74,440	69,663	80,532	265,917	436,328	22,639	1,180,670
Nonperforming	584	—	615	1,244	1,086	5,125	276	880	9,810
Total Consumer Real Estate	95,412	136,323	75,055	70,907	81,618	271,042	436,604	23,519	1,190,480

Other Consumer
Performing	8,567	15,157	8,082	4,299	3,379	4,043	33,425	1,853	78,805
Nonperforming	136	402	—	86	271	679	187	135	1,896
Total Other Consumer	8,703	15,559	8,082	4,385	3,650	4,722	33,612	1,988	80,701

Performing	1,265,090	1,239,531	912,836	609,018	637,681	1,604,946	1,016,118	25,576	7,310,796
Nonperforming	3,667	707	2,566	3,689	17,235	52,908	2,227	1,073	84,072
Total Loan Balance	$1,268,757	$1,240,238	$915,402	$612,707	$654,916	$1,657,854	$1,018,345	$26,649	$7,394,868
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	September 30, 2020(2)
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due(1)	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,771,132	$—	$—	$—	$47,095	$47,095	$2,818,227
Commercial and industrial	1,811,342	1,235	—	386	5,686	7,307	1,818,649
Commercial construction	469,356	—	—	—	1,504	1,504	470,860
Business banking	994,389	2,733	748	—	18,081	21,562	1,015,951
Consumer real estate	1,177,782	1,723	1,031	134	9,810	12,698	1,190,480
Other consumer	78,310	349	146	—	1,896	2,391	80,701
Total	$7,302,311	$6,040	$1,925	$520	$84,072	$92,556	$7,394,868
(1) Represents acquired loans that were recorded at fair value at the acquisition date and remain performing at September 30, 2020.
(2) We had 144 loans that were modified totaling $350.0 million under the CARES Act at September 30, 2020. These customers were not considered past due as a result of their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Due to the modification program, this delinquency table may not accurately reflect the credit risk associated with these loans.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 7. ALLOWANCE FOR CREDIT LOSSES – continued

	December 31, 2019
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due(1)	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$3,025,505	$7,749	$71	$911	$25,356	$34,087	$3,059,592
Commercial and industrial	1,466,460	126	1,589	1,443	10,911	14,069	1,480,529
Commercial construction	367,204	956	1,163	—	737	2,856	370,060
Business banking	830,735	5,093	1,099	—	9,863	16,055	846,790
Consumer real estate	1,283,591	2,620	1,758	1,175	6,063	11,616	1,295,207
Other consumer	81,866	1,448	305	228	1,127	3,108	84,974
Total	$7,055,361	$17,992	$5,985	$3,757	$54,057	$81,791	$7,137,152
(1)Represents acquired loans that were recorded at fair value at the acquisition date and remained performing at December 31, 2019.
The following table presents loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

					September 30, 2020
	September 30, 2020				For the three months ended	For the nine months ended
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Past Due 90+ Days Still Accruing	Interest Income Recognized on Nonaccrual(1)	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$25,356	$47,095	$26,996	$—	$8	$19
Commercial and industrial	10,911	5,686	967	386	31	52
Commercial construction	737	1,504	1,218	—	—	—
Business banking	9,863	18,081	5,197	—	59	163
Consumer real estate	6,063	9,810	398	134	90	262
Other consumer	1,127	1,896	—	—	1	4
Total	$54,057	$84,072	$34,776	$520	$189	$500
(1) Represents only cash payments received and applied to interest on nonaccrual loans.
The following table presents collateral-dependent loans by class of loan:

	September 30, 2020
	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment/Cash	Other
Commercial real estate	$46,965	$40	$—	$—
Commercial and industrial	6,065	20,548	—	—
Commercial construction	5,203	—	—	—
Business banking	4,427	1,621	—	689
Consumer real estate	398	—	—	—
Total	$63,058	$22,209	$—	$689

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 7. ALLOWANCE FOR CREDIT LOSSES – continued
The following table presents activity in the ACL for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$57,730	$19,164	$8,874	$14,404	$11,585	$2,852	$114,609
Provision for credit losses on loans	23,839	(4,155)	(1,617)	2,072	(797)	(40)	19,302
Charge-offs	(10,187)	(1,196)	—	(1,748)	(252)	(284)	(13,667)
Recoveries	172	398	1	64	41	78	754
Net (Charge-offs)/Recoveries	(10,015)	(798)	1	(1,684)	(211)	(206)	(12,913)
Balance at End of Period	$71,554	$14,211	$7,258	$14,792	$10,577	$2,606	$120,998

	Nine Months Ended September 30, 2020
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial (2)	Commercial Construction	Business Banking(1)	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$30,577	$15,681	$7,900	$—	$6,337	$1,729	$62,224
Impact of CECL adoption	4,810	7,853	(3,376)	12,898	4,525	642	27,352
Provision for credit losses on loans	52,185	62,949	2,712	4,197	32	1,489	123,564
Charge-offs	(16,229)	(72,692)	—	(2,469)	(470)	(1,556)	(93,416)
Recoveries	211	420	22	166	153	302	1,274
Net (Charge-offs)/Recoveries	(16,018)	(72,272)	22	(2,303)	(317)	(1,254)	(92,142)
Balance at End of Period	$71,554	$14,211	$7,258	$14,792	$10,577	$2,606	$120,998
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
(2) During the three months ended June 30, 2020, we experienced a pre-tax loss of $58.7 million related to a customer fraud resulting from a check kiting scheme.

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
During the three months ended June 30, 2020, we had a charge-off of $58.7 million related to a previously disclosed customer fraud resulting from a check kiting scheme. The fraud was perpetrated by a single business customer and the customer has plead guilty in an ongoing criminal investigation. The check kiting scheme resulted in a deposit account overdraft, which became a loan to us that was charged off through the ACL. The customer also had a lending relationship that was originally $15.1 million, including a $14.3 million CRE loan and a $0.8 million line of credit. We recognized a $4.2 million charge-off related to this lending relationship during the three months ended June 30, 2020 and the remaining outstanding balance of $10.9 million is a nonperforming loan at September 30, 2020. A specific reserve of $3.4 million was recognized in the three months ended September 30, 2020 based upon new liens identified against the collateral.
Our qualitative reserve changed ($13.5) million and $15.8 million for the three and nine months ended September 30, 2020. Included in these amounts were ($13.3) million for the three months ended and $12.7 million for the nine months ended for the economic forecast and an allocation for our hotel portfolio and business banking portfolios due to the COVID-19 pandemic. Our forecast covers a period of two years and is driven in part by national unemployment data. The reduction in qualitative reserve for the three months ended September 30, 2020 was due to a meaningful improvement in expected unemployment levels of the forecast period. We added $2.0 million of ACL to the business banking portfolio during the three months ended September 30, 2020 due to the COVID-19 pandemic. Changes in our current conditions qualitative factors resulted in a decrease of $0.2 million and an increase of $3.1 million to the ACL for the three and nine months ended September 30, 2020. Offsetting the decrease in qualitative ACL for the three months ended September 30, 2020 was the impact

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 7. ALLOWANCE FOR CREDIT LOSSES – continued
of the hotel portfolio downgrades on the quantitative model. Our total hotel portfolio was $243.0 million with 95 percent of this portfolio on deferral at September 30, 2020. During the three months ended September 30, 2020, we did an extensive review of the hotel portfolio and as a result downgraded a significant amount of loans within this portfolio. As of September 30, 2020, $92.9 million of hotel loans were risk rated special mention and $126.6 million were substandard. The ACL at September 30, 2020 reflects our estimate of potential loss for the hotel loans. Our estimate will be updated in the fourth quarter when we obtain appraisals on the substandard hotel portfolio.
The C&I portfolio included $550.1 million of loans originated under the PPP at September 30, 2020. The loans are 100 percent guaranteed by the SBA, therefore, we have not assigned any ACL to these loans at September 30, 2020.
Prior to the adoption of ASU 326 on January 1, 2020, we calculated our allowance for loan losses using an incurred loan loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.
The following table presents the recorded investment in commercial loan classes by internally assigned risk ratings as of December 31, 2019:

	December 31, 2019
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$3,270,438	95.7%	$1,636,314	95.1%	$347,304	92.5%	$5,254,056	95.3%
Special mention	57,285	1.7%	36,484	2.1%	10,109	2.7%	103,878	1.9%
Substandard	86,772	2.5%	47,980	2.8%	17,899	4.8%	152,651	2.8%
Doubtful	2,023	0.1%	55	—%	133	—%	2,211	—%
Total	$3,416,518	100.0%	$1,720,833	100.0%	$375,445	100.0%	$5,512,796	100.0%
The following table presents the recorded investment in consumer loan classes by performing and nonperforming status as of December 31, 2019:

	December 31, 2019
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and Other Consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$991,066	99.2%	$535,709	99.5%	$78,993	99.9%	$8,390	100.0%	$1,614,158	99.4%
Nonperforming	7,519	0.8%	2,639	0.5%	40	0.1%	—	—%	10,198	0.6%
Total	$998,585	100.0%	$538,348	100.0%	$79,033	100.0%	$8,390	100.0%	$1,624,356	100.0%

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 7. ALLOWANCE FOR CREDIT LOSSES – continued
The following table presents average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2019:

	Three months ended		Nine months ended
	September 30, 2019		September 30, 2019
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial real estate	$14,255	$—	$14,348	$—
Commercial and industrial	—	—	—	—
Commercial construction	490	—	490	—
Consumer real estate	—	—	—	—
Other consumer	11	—	13	1
Total with a Related Allowance Recorded	14,756	—	14,851	1
Without a related allowance recorded:
Commercial real estate	39,179	231	39,788	712
Commercial and industrial	8,008	116	6,644	308
Commercial construction	2,318	34	2,318	117
Consumer real estate	8,830	97	8,993	297
Other consumer	3	—	4	—
Total without a Related Allowance Recorded	58,338	478	57,747	1,434
Total:
Commercial real estate	53,434	231	54,136	712
Commercial and industrial	8,008	116	6,644	308
Commercial construction	2,808	34	2,808	117
Consumer real estate	8,830	97	8,993	297
Other consumer	14	—	17	1
Total	$73,094	$478	$72,598	$1,435
The following table details activity in the allowance for loan losses for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$32,836	$13,227	$7,254	$6,571	$1,591	$61,479
Charge-offs	(2,304)	(1,467)	—	(404)	(525)	(4,700)
Recoveries	6	210	1	102	104	423
Net (Charge-offs)/Recoveries	(2,298)	(1,257)	1	(302)	(421)	(4,277)
Provision for credit losses	1,292	2,397	620	65	539	4,913
Balance at End of Period	$31,830	$14,367	$7,875	$6,334	$1,709	$62,115

	Nine Months Ended September 30, 2019
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$33,707	$11,596	$7,983	$6,187	$1,523	$60,996
Charge-offs	(2,833)	(8,379)	—	(815)	(1,364)	(13,391)
Recoveries	134	718	4	595	292	1,743
Net (Charge-offs)/Recoveries	(2,699)	(7,661)	4	(220)	(1,072)	(11,648)
Provision for credit losses	822	10,432	(112)	367	1,258	12,767
Balance at End of Period	$31,830	$14,367	$7,875	$6,334	$1,709	$62,115

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued
    The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Derivatives not Designated as Hedging Instruments:
Interest Rate Swap Contracts - Commercial Loans
Fair value	$90,163	$25,647	$90,616	$25,615
Notional amount	943,369	740,762	943,369	740,762
Collateral posted	—	—	90,820	26,127
Interest Rate Lock Commitments - Mortgage Loans
Fair value	3,198	321	—	—
Notional amount	51,985	9,829	—	—
Forward Sale Contracts - Mortgage Loans
Fair value	—	1	450	—
Notional amount	$—	$12,750	$51,871	$—
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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Derivatives not Designated as Hedging Instruments:
Gross amounts recognized	$94,821	$26,146	$94,779	$26,114
Gross amounts offset	(4,658)	(499)	(4,163)	(499)
Net Amounts Presented in the Consolidated Balance Sheets	90,163	25,647	90,616	25,615
Gross amounts not offset(1)	—	—	(90,820)	(26,127)
Net Amount	$90,163	$25,647	$(204)	$(512)
(1) Amounts represent collateral posted for the periods presented.
The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(537)	$(16)	$(485)	$(112)
Interest rate lock commitments—mortgage loans	86	(194)	2,877	204
Forward sale contracts—mortgage loans	144	169	(451)	9
Total Derivatives (Loss)/Gain	$(307)	$(41)	$1,941	$101

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 9. BORROWINGS
Short-term borrowings are for terms under or equal to one year and are comprised of securities sold under repurchase agreements, or REPOs and FHLB advances. All REPOs are overnight short-term investments and are not insured by the Federal Deposit Insurance Corporation, or FDIC. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and, therefore, the REPOs are accounted for as secured borrowings. Mortgage-backed securities with amortized cost of $42.0 million and carrying value of $44.0 million at September 30, 2020 and amortized cost of $22.7 million and carrying value of $23.0 million at December 31, 2019, were pledged as collateral for these secured transactions. The pledged securities are held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral is low. Collateral pledging requirements with REPOs are monitored daily. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans.
Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances, finance leases and junior subordinated debt securities. Long-term FHLB advances are secured by the same loans as short-term FHLB advances. We had total long-term borrowings outstanding of $2.5 million at a fixed and $45.1 million at a variable rate at September 30, 2020, excluding our finance leases.
Information pertaining to borrowings is summarized in the table below as of the dates presented:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term Borrowings
Securities sold under repurchase agreements	$42,706	0.25%	$19,888	0.74%
Short-term borrowings	83,000	0.36%	281,319	1.84%
Total Short-term Borrowings	125,706	0.32%	301,207	1.76%
Long-term Borrowings
Long-term borrowings	49,076	2.47%	50,868	2.60%
Junior subordinated debt securities	64,068	3.03%	64,277	3.59%
Total Long-term Borrowings	113,144	2.79%	115,145	3.15%
Total Borrowings	$238,850	1.49%	$416,352	2.14%
We had total borrowings at the FHLB of Pittsburgh of $130.6 million at September 30, 2020 and $532.9 million at December 31, 2019. The $130.6 million at September 30, 2020 consisted of $83.0 million in short-term borrowings and $47.6 million in long-term borrowings. Our maximum borrowing capacity with the FHLB of Pittsburgh was $3.0 billion at September 30, 2020. We utilized $523.3 million of our borrowing capacity at September 30, 2020 consisting of $130.6 million for borrowings and $392.7 million for letters of credit to collateralize public funds. Our remaining borrowing availability at September 30, 2020 is $2.5 billion.
We have completed three private placements of trust preferred securities to financial institutions. As a result, we own 100 percent of the common equity of STBA Capital Trust I, DNB Capital Trust I and DNB Capital Trust II, collectively the Trusts. The Trusts were formed to issue mandatorily redeemable capital securities to third-party investors. The proceeds from the sale of the securities and the issuance of the common equity by the Trusts were invested in junior subordinated debt securities issued by us. The Trusts are variable interest entities, and the third-party investors are the primary beneficiaries; therefore, the trusts are not consolidated into our financial statements. The Trusts pay dividends on the securities at the same rate as the interest paid by us on the junior subordinated debt held by the Trusts. DNB Capital Trust I and DNB Capital Trust II were acquired with the DNB merger.

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
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	September 30, 2020	December 31, 2019
Commitments to extend credit	$2,251,106	$1,910,805
Standby letters of credit	88,529	80,040
Total	$2,339,635	$1,990,845
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
The activity in the allowance for credit losses on unfunded loan commitments is summarized as of the dates presented:

(dollars in thousands)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Balance at beginning of period	$7,004	$2,346
Provision for credit losses	(1,816)	95
Total	$5,188	$2,441

(dollars in thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Balance at beginning of period	$3,112	$2,139
Impact of adopting ASU 2016-13 at January 1, 2020	1,349	—
Balance after adoption of ASU 2016-13	4,461	2,139
Provision for credit losses	727	302
Total	$5,188	$2,441
The decrease in allowance for credit losses on unfunded loan commitments for the three months ended September 30, 2020 was due to a decrease in the loss rates for the construction portfolio. The increase for the nine months ended September 30, 2020 was primarily related to higher expected credit losses due to the COVID-19 pandemic.
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

(dollars in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Streams	Point of Revenue Recognition	2020	2019	2020	2019
Service charges on deposit accounts	Over a period of time	$423	$473	$1,347	$1,381
	At a point in time	2,397	2,939	7,373	8,396
		$2,820	$3,412	$8,720	$9,777

Debit and credit card	Over a period of time	$178	$180	$556	$542
	At a point in time	3,993	3,295	10,708	9,409
		$4,171	$3,475	$11,264	$9,951

Wealth management	Over a period of time	$1,992	$1,703	$5,944	$4,991
	At a point in time	530	398	1,527	1,219
		$2,522	$2,101	$7,471	$6,210

Other fee revenue	At a point in time	$978	$864	$2,771	$2,928

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the change in components of other comprehensive income (loss) for the periods presented, net of tax effects.

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Change in net unrealized gains/(losses) on debt securities available-for-sale	$(882)	$188	$(694)	$2,350	$(501)	$1,849
Reclassification adjustment for net (gains)/losses on debt securities available-for-sale included in net income (1)	—	—	—	—	—	—
Adjustment to funded status of employee benefit plans (2)	1,163	(248)	915	454	(97)	357
Other Comprehensive Income (Loss)	$281	$(60)	$221	$2,804	$(598)	$2,206

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in net unrealized gains/(losses) on available-for-sale debt securities	$24,883	$(5,294)	$19,589	$18,716	$(3,991)	$14,725
Reclassification adjustment for net (gains)/losses on debt securities available-for-sale included in net income (1)	(142)	30	(112)	—	—	—
Adjustment to funded status of employee benefit plans (2)	2,092	(446)	1,646	1,359	(290)	1,069
Other Comprehensive Income/(Loss)	$26,833	$(5,710)	$21,123	$20,075	$(4,281)	$15,794
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
(2) Pension settlement accounting was triggered during the three and nine months ended September 30, 2020 resulting in a charge of $0.7 million immediately recognizing a portion of unrecognized actuarial loss and a remeasurement of our pension obligation.

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
The defined benefit plan of DNB was merged into S&T's defined benefit plan at November 30, 2019 and the components of net periodic pension cost at September 30, 2020 include the impact of the addition of the DNB defined benefit plan.
The investment policy for S&T's defined benefit plan is 90 percent fixed income and 10 percent equity and cash. The expected long-term rate of return on plan assets is 3.45 percent compared to 4.80 percent in prior periods.
We contributed $0.1 million to our pension plan during the three and nine months ended September 30, 2020.
We remeasured our pension obligation and recognized a pension settlement charge of $0.7 million for the three and nine months ended September 30, 2020. A settlement charge is incurred when the aggregate amount of lump-sum distributions during the year is greater than the sum of the interest cost component of the annual net periodic pension cost.
The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Components of Net Periodic Pension Cost
Interest cost on projected benefit obligation	$905	$989	$2,686	$2,967
Expected return on plan assets	(970)	(1,181)	(2,913)	(3,541)
Net amortization	411	395	1,180	1,184
Settlement Charge	671	—	671	—
Net Periodic Pension Expense	$1,017	$203	$1,624	$610
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
Our total investment in qualified affordable housing projects was $8.9 million at September 30, 2020 and $4.8 million at December 31, 2019. Amortization expense, included in other noninterest expense in the Consolidated Statements of Comprehensive Income, was $0.5 million and $2.8 million for the three and nine months ended September 30, 2020 and $0.7 million and $2.0 million for the three and nine months ended September 30, 2019. The amortization expense was offset by tax credits of $0.6 million and $1.7 million for the three and nine months ended September 30, 2020 and $0.7 million and $2.2 million for the three and nine months ended September 30, 2019 as a reduction to our federal tax provision.
On September 11, 2019, we entered into a new qualified affordable housing project and committed to an investment of $10.2 million. As of September 30, 2020, we have invested $7.1 million in this new project. No amortization expense or tax credits will be recognized for this new project until complete, which we expect to be in the first quarter of 2021.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 15. SHARE REPURCHASE PLAN

On September 16, 2019, our Board of Directors authorized a $50 million share repurchase plan. This repurchase authorization, which is effective through March 31, 2021, permits S&T to repurchase from time to time up to $50 million in aggregate value of shares of S&T's common stock through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and S&T's financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds. During the three months ended September 30, 2020, we had no repurchases. During the nine months ended September 30, 2020, we repurchased 411,430 common shares at a total cost of $12.6 million, or an average of $30.52 per share. Repurchase activity was suspended in March of 2020 due to the impact of the COVID-19 pandemic.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three and nine month periods ended September 30, 2020 and 2019. Our MD&A should be read in conjunction with our Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates
Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2020 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2019 under Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for we have updated our allowance for credit losses policy in response to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and our goodwill and other intangible assets policy in response to the adoption of ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.
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
The ACL for homogeneous loans is calculated using a life-time loss rate methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. The ACL model is comprised of six distinct portfolio segments: 1) Construction, 2) Commercial Real Estate, or CRE, 3) Commercial and Industrial, or C&I, 4) Business Banking, 5) Consumer Real Estate and 6) Other Consumer. Each segment has a distinct set of risk characteristics monitored by management. We further evaluate the ACL at a disaggregated level which includes type of collateral and our internal risk rating system for the commercial segments and type of collateral, lien position, and FICO score, for the consumer segments. Historical credit loss experience is the basis for the estimation of expected credit losses. We apply historical loss rates to pools of loans with similar risk characteristics. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and supportable forecast adjustment is based on the unemployment forecast and management judgment. For periods beyond which we are able to develop reasonable and supportable forecasts, we revert to the historical loss rate. The qualitative adjustments for current conditions are based upon changes in lending policies and practices, experience and ability of lending staff, quality of the bank’s loan review system, value of underlying collateral, the existence of and changes in concentrations and other external factors. These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in other liabilities.
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
We have one reporting unit, Community Banking. Existing goodwill relates to value inherent in the Community Banking reporting unit and that value is dependent upon our ability to provide quality, cost-effective services in the face of competition from other market participants. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of our services. As such, goodwill value is supported ultimately by profitability that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could adversely impact our earnings in the period in which impairment occurs.
The carrying value of goodwill is tested annually for impairment each October 1st or more frequently if it is determined that a triggering event has occurred. We completed the annual goodwill impairment assessment as required in 2019, 2018 and 2017. The results indicated that the fair value exceeded the carrying value; as such, no impairment charge was recognized.
Determining the fair value of a reporting unit, under the goodwill impairment test is judgmental and often involves the use of significant estimates and assumptions. Our existing goodwill is allocated entirely to our one reporting unit, Community Banking. On January 1, 2020, we adopted the amendments of ASU 2017-04, Simplifying the Test for Goodwill Impairment. This standard eliminated Step 2 from the goodwill impairment test. We test for impairment by comparing the fair value of our Community Banking reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill. We completed an interim goodwill impairment assessment in the third quarter ended September 30, 2020. The results indicated that the fair value exceeded the carrying value; as such, no impairment charge was recognized.
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
The financial services industry and securities markets can be adversely affected by declining values. If economic conditions result in a prolonged period of economic weakness in the future, our business may be adversely affected. In the event that we determine that our goodwill is impaired, recognition of an impairment charge could have a significant adverse impact on our financial position or results of operations in the period in which the impairment occurs.
Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.2 billion at September 30, 2020. We operate in five markets including Western Pennsylvania, Eastern Pennsylvania, Northeast Ohio, Central Ohio and Upstate New York.
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
Our mission is to become the financial services provider of choice within the markets that we serve which will enable us to be a high performing regional community bank. We strive to do this by delivering exceptional service and value, one customer at a time. Our strategic plan follows a disciplined approach focused on organic growth, which includes both growth within our current footprint and through market expansion. We employ a geographic market-based growth platform in order to drive organic growth. Each of our five markets is led by a Market President who is responsible for developing strategic initiatives specific to each market. We acknowledge that each of our five markets are in different stages of development and that our market-based strategy will allow us to customize our approach to each market given its developmental stage and unique characteristics. We also actively evaluate acquisition opportunities that align with our strategic objectives as another source of growth. Our strategic plan includes a collaborative model that combines expertise from all areas of our business and focuses on satisfying each customer’s individual financial objectives. We continuously work to maintain and improve the efficiency of our different lines of business.
We merged with DNB Financial Corporation, or DNB, on November 30, 2019. The merger expanded S&T’s footprint in Eastern Pennsylvania gaining a new presence in the counties of Chester, Delaware and Philadelphia. The merger was valued at

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$201.0 million, or $37.72 per share, and added approximately $899.3 million of portfolio loans and $990.6 million of deposits at December 31, 2019.

Three and Nine Months Ended September 30, 2020 Update
During the nine months ended September 30, 2020, we experienced a pre-tax loss of $58.7 million related to a customer fraud resulting from a check kiting scheme. This matter was disclosed in our Form 8-K filed on May 26, 2020. The fraud was perpetrated by a single business customer and the customer has plead guilty in an ongoing criminal investigation. This fraud loss reduced net income by $46.3 million, or $1.19 per diluted share, for the nine months ended September 30, 2020. We continue to pursue all available sources of recovery to mitigate the loss. An internal review of the matter has been completed and various process and monitoring enhancements have been substantially implemented. The customer also had a lending relationship that was originally $15.1 million, including a $14.3 million commercial real estate, or CRE, loan and a $0.8 million line of credit. We recognized a $4.2 million charge-off related to this lending relationship during the three months ended June 30, 2020. A specific reserve of $3.4 million was recognized in the three months ended September 30, 2020 based upon new liens identified against the collateral. The remaining balance of $10.9 million is a nonperforming loan at September 30, 2020.
As we navigate through the uncertainty resulting from the COVID-19 pandemic, our first priority is the safety of both our employees and customers. Our financial performance has been negatively impacted in many ways due to the COVID-19 pandemic. We are closely monitoring our asset quality with a focus on the portfolios that have been significantly impacted by the COVID-19 pandemic, including our hotel portfolio. We have increased our ACL to be responsive to this additional risk within our loan portfolio. Our balance sheet is asset sensitive so we have experienced a negative impact to our net interest income and net interest margin, or NIM, in this low interest rate environment. Our net interest income is also being impacted by declining loan balances as new loan originations have decreased in the current environment. Our noninterest income has also been negatively impacted due to changes in our customers' behavior during these times which has been somewhat mitigated by strong mortgage banking income due to significant refinance activity. We are taking a prudent approach to capital management given the economic uncertainty. Our internally-run capital stress test results demonstrate that we have adequate capital cushions. We are well capitalized and we believe that we have sufficient excess capital to manage the uncertainty resulting from the COVID-19 pandemic.
In response to the current economic environment as a result of the COVID-19 pandemic, we completed an interim quantitative goodwill impairment analysis as of September 30, 2020. Based upon our impairment analysis, we determined that our goodwill of $373.4 million was not impaired at September 30, 2020. We expect to evaluate goodwill for impairment quarterly given the current environment.

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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the Paycheck Protection Program, or PPP, a $349 billion program designed to aid small and medium sized businesses through federally guaranteed loans distributed through banks. The Paycheck Protection Program and Health Care Enhancement Act, or PPP/HCEA, was signed into law on April 24, 2020. The PPP/HCEA authorized an additional $310 billion of funding under the CARES Act for PPP loans among other provisions. On July 4, 2020, legislation was passed to extend the application period for the PPP program through August 8, 2020. These loans are intended to cover eight weeks of payroll and other permitted expenses to help those businesses remain viable.
As of September 30, 2020, we originated $550.1 million of PPP loans. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00 percent and a term of two years, or five years for loans approved by the Small Business Administration, or SBA, on or after June 5, 2020. Payments are deferred for at least six months of the loan. The loans are 100 percent guaranteed by the SBA.
The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable. The COVID-19 pandemic has had, and we expect that it will continue to have, negative impacts on

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
S&T’s commercial and consumer loan customers and the economy as a whole. The pandemic caused, among other things, an increase in the provision for credit losses, a higher ACL as a percentage of total portfolio loans for each of the quarters ended in 2020 compared to December 31, 2019, and exclusive of the increase in portfolio loans due to the PPP portfolio, a decrease in portfolio loans compared to December 31, 2019. The severity and length of the COVID-19 pandemic’s impact on S&T and the U.S. and global economies continue to be unknown.
In order to assist our customers through this difficult period, we have provided the following assistance, which may have an adverse impact on our results in the short term, but which we believe will provide better outcomes in the long term for our customers and for S&T:

•We provided needs-based payment deferrals and modifications to interest only periods to commercial loans totaling $1.4 billion at September 30, 2020. Only $350.0 million remain on deferral at September 30, 2020.
•We provided loan payment deferrals, with no negative credit bureau reporting, to mortgage and consumer loans totaling $69.0 million at September 30, 2020. No loans remain on deferral at September 30, 2020.
•We paused foreclosures/repossessions for mortgages and consumer loans.

Earnings Summary
We recognized net income of $16.7 million, or $0.43 per diluted share for the three months ended September 30, 2020 and a net loss of ($3.1) million, or ($0.08) per diluted share for the nine months ended September 30, 2020. The decrease in net income for the three months ended September 30, 2020 of $10.2 million, or 38.0 percent, compared to $26.9 million, or $0.79 per diluted share, in the same period of 2019 was primarily due to an increase of $12.6 million in our provision for credit losses mainly related to the COVID-19 pandemic and an increase of $10.6 million in noninterest expense offset by iniax expense. The decrease in net income for the nine months ended September 30, 2020 of $79.1 million to a ($3.1) million net loss compared to $76.0 million of net income, or $2.21 per diluted share, in the same period of 2019 was primarily the result of the $58.7 million pre-tax fraud loss recognized in the second quarter of 2020 which reduced net income by $46.3 million, or $1.19 per diluted share. The $79.1 million decrease in net income for the nine months ended September 30, 2020 compared to the same period in 2019 included an increase of $111.5 million in the provision for credit losses, due to the above mentioned fraud loss and the impact of COVID-19, an increase of $21.2 million in noninterest expense offset by increases of $27.1 million in net interest income and $6.8 million in noninterest income and a decrease of $19.7 million in the provision for income taxes.
Net interest income increased $8.1 million and $27.1 million to $69.3 million and $209.5 million for the three and nine months ended September 30, 2020 compared to $61.2 million and $182.4 million for the same periods in 2019. The increases were primarily due to higher average interest-earning assets offset by lower short-term interest rates compared to the same periods in 2019. Average interest-earning assets increased $1.7 billion and $1.6 billion for the three and nine months ended September 30, 2020 compared to the same periods in 2019. Average loan balances increased $1.4 billion for both the three and nine months ended September 30, 2020 compared to the same periods in 2019 due to the DNB merger, PPP loans and organic loan growth. Average interest-bearing liabilities increased $905.8 million and $1.0 billion for the three and nine months ended September 30, 2020 compared to the same periods in 2019 due to the DNB merger and organic deposit growth. Net interest margin, on a fully taxable-equivalent, or FTE, basis (non-GAAP), decreased 33 and 30 basis points to 3.29 percent and 3.37 percent for the three and nine months ended September 30, 2020 compared to 3.62 percent and 3.67 percent for the same periods in 2019 due to the decline in short-term interest rates during 2020. Net interest margin is reconciled to net interest income adjusted to an FTE basis below in the "Net Interest Income" section of this MD&A.
The provision for credit losses, which includes a provision for losses on unfunded commitments, increased $12.6 million and $111.5 million to $17.5 million and $124.3 million for the three and nine months ended September 30, 2020 compared to $4.9 million and $12.8 million in the same periods in 2019. The significant increase in the provision for credit losses during the three and nine months ended September 30, 2020 was mainly due to a $58.7 million charge-off that occurred in the three months ended June 30, 2020 that was the result of customer fraud, a $10.1 million charge-off related to a CRE relationship in the three months ended September 30, 2020 and the impact of the COVID-19 pandemic in both periods. For the three and nine months ended September 30, 2020, we had net charge-offs of $12.9 million and $92.1 million compared to net charge-offs of $4.3 million and $11.6 million for the same periods in 2019. Annualized net loan charge-offs to average loans were 0.69 percent and 1.66 percent for the three and nine months ended September 30, 2020 compared to 0.28 percent and 0.26 percent for the same periods in 2019.
Noninterest income increased $3.4 million and $6.8 million to $16.5 million and $44.1 million for the three and nine months ended September 30, 2020 compared to $13.1 million and $37.3 million for the same periods in 2019. Total noninterest income includes the impact of the DNB merger in both the three and nine months ended September 30, 2020 since the merger closed on November 30, 2019. Our noninterest income has been negatively impacted due to changes in our customers' behavior

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
since the COVID-19 pandemic. The increase in noninterest income primarily related to an increase of $3.4 million and $6.1 million in mortgage banking fees for the three and nine months ended September 30, 2020 due to an increase in the volume of loans originated for sale in the secondary market due to a decline in mortgage rates compared to the same periods in 2019.
Noninterest expense increased $10.6 million and $21.2 million to $48.2 million and $138.1 million in three and nine months ended September 30, 2020 compared to $37.7 million and $116.9 million in the same periods in 2019. Total noninterest expense includes the impact of the DNB merger in both the three and nine months ended September 30, 2020 since the merger closed on November 30, 2019. FDIC insurance increased $2.6 million and $3.2 million for the three and nine months ended September 30, 2020 due to the impact of recent results on certain components of the assessment calculation, such as our net loss in the second quarter of 2020, and also due to Small Bank Assessment Credits that were received by all banking institutions with assets of less than $10.0 billion in the three months ended September 30, 2019 that were not received in 2020. Salaries and employee benefits increased $4.6 million for the three months and $6.2 million for the nine months primarily due to additional employees, mainly related to the merger, and higher pension expense due to an increase in retirees electing lump-sum distributions causing settlement accounting.
The provision for income taxes decreased $1.4 million to a $3.3 million tax expense for the three months ended September 30, 2020 and decreased $19.7 million to a $5.7 million tax benefit for the nine months ended September 30, 2020 compared to the same periods in 2019. Pretax income decreased $11.7 million for the three months ended September 30, 2020 and decreased $98.8 million for the nine months ended September 30, 2020 resulting in a pretax loss. The pretax loss was primarily due to the $58.7 million loss recognized in the quarter ended June 30, 2020 resulting from customer fraud. Our effective tax rate was 16.6 percent for the three months ended September 30, 2020 and changed to a 64.5 percent benefit for the nine months ended September 30, 2020 compared to 15.0 percent and 15.6 percent for the same periods in 2019. The change in our effective tax rate for the nine months ended September 30, 2020 was primarily due to the pretax loss.
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
We believe the presentation of net interest income and net interest margin on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (GAAP) per the Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted on an FTE basis and net interest margin adjusted on an FTE basis in the "Results of Operations - Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019 - Net Interest Income" section of this MD&A.
RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2020 Compared to
Three and Nine Months Ended September 30, 2019
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
The following table reconciles interest income per the Consolidated Statements of Comprehensive Income to net interest income and rates on an FTE basis for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30, 2020
(dollars in thousands)	2020	2019	2020	2019
Total interest income	$76,848	$79,813	$244,916	$238,028
Total interest expense	7,572	18,617	35,456	55,649
Net Interest Income per Consolidated Statements of Comprehensive Income	69,276	61,196	209,460	182,379
Adjustment to FTE basis	780	935	2,477	2,854
Net Interest Income on an FTE Basis (Non-GAAP)	$70,056	$62,131	$211,937	$185,233
Net interest margin	3.25%	3.57%	3.33%	3.61%
Adjustment to FTE basis	0.04%	0.05%	0.04%	0.06%
Net Interest Margin on an FTE Basis (Non-GAAP)	3.29%	3.62%	3.37%	3.67%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Average Balance Sheet and Net Interest Income Analysis (FTE)

The following tables provide information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$213,051	$61	0.11%	$53,725	$311	2.32%
Securities, at fair value(2)(3)	759,094	4,570	2.41%	661,752	4,287	2.59%
Loans held for sale	4,432	34	3.09%	2,712	27	3.98%
Commercial real estate	3,322,656	33,569	4.02%	2,922,767	35,993	4.89%
Commercial and industrial	2,107,750	18,300	3.45%	1,566,369	19,994	5.06%
Commercial construction	469,214	4,047	3.43%	282,175	3,653	5.14%
Total Commercial Loans	5,899,620	55,916	3.77%	4,771,311	59,640	4.96%
Residential mortgage	954,861	10,365	4.33%	753,649	8,339	4.41%
Home equity	536,735	5,037	3.73%	469,567	6,345	5.36%
Installment and other consumer	79,649	1,295	6.47%	72,606	1,299	7.10%
Consumer construction	14,475	157	4.32%	11,056	150	5.39%
Total Consumer Loans	1,585,720	16,854	4.24%	1,306,878	16,133	4.91%
Total Portfolio Loans	7,485,340	72,770	3.87%	6,078,189	75,773	4.95%
Total Loans(1)(2)	7,489,772	72,804	3.87%	6,080,901	75,800	4.95%
Federal Home Loan Bank and other restricted stock	15,157	193	5.11%	19,981	350	7.00%
Total Interest-earning Assets	8,477,074	77,628	3.65%	6,816,359	80,748	4.70%
Noninterest-earning assets	815,930			538,514
Total Assets	$9,293,004			$7,354,873
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$967,735	$434	0.18%	$655,735	$1,195	0.72%
Money market	2,074,862	1,713	0.33%	1,709,248	7,880	1.83%
Savings	923,208	162	0.07%	749,287	449	0.24%
Certificates of deposit	1,486,016	4,317	1.16%	1,345,474	6,683	1.97%
Total Interest-bearing Deposits	5,451,821	6,626	0.48%	4,459,744	16,207	1.44%
Securities sold under repurchase agreements	64,000	41	0.25%	14,030	26	0.73%
Short-term borrowings	84,310	81	0.38%	218,799	1,362	2.47%
Long-term borrowings	49,269	311	2.52%	69,421	468	2.68%
Junior subordinated debt securities	64,057	513	3.19%	45,619	554	4.82%
Total Borrowings	261,636	946	1.44%	347,869	2,410	2.75%
Total Interest-bearing Liabilities	5,713,457	7,572	0.53%	4,807,613	18,617	1.54%
Noninterest-bearing liabilities	2,433,665			1,573,549
Shareholders’ equity	1,145,882			973,711
Total Liabilities and Shareholders’ Equity	$9,293,004			$7,354,873
Net Interest Income (2)(3)		$70,056			$62,131
Net Interest Margin (2)(3)			3.29%			3.62%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent for 2020 and 2019.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$158,771	$449	0.38%	$52,421	$937	2.38%
Securities, at fair value(2)(3)	776,995	14,590	2.50%	671,727	13,327	2.65%
Loans held for sale	5,407	129	3.17%	1,693	52	4.11%
Commercial real estate	3,373,466	109,278	4.33%	2,907,792	108,115	4.97%
Commercial and industrial	2,020,179	57,771	3.82%	1,544,962	59,414	5.14%
Commercial construction	428,977	12,562	3.91%	258,239	10,207	5.28%
Total Commercial Loans	5,822,622	179,611	4.12%	4,710,993	177,736	5.04%
Residential mortgage	974,144	30,934	4.24%	736,972	24,462	4.43%
Home equity	540,220	16,530	4.09%	466,936	18,880	5.41%
Installment and other consumer	79,757	3,942	6.60%	71,021	3,807	7.17%
Consumer construction	12,587	423	4.49%	10,517	443	5.63%
Total Consumer Loans	1,606,708	51,829	4.31%	1,285,446	47,592	4.95%
Total Portfolio Loans	7,429,330	231,440	4.16%	5,996,439	225,328	5.02%
Total Loans(1)(2)	7,434,737	231,569	4.16%	5,998,132	225,380	5.02%
Federal Home Loan Bank and other restricted stock	19,473	785	5.38%	21,848	1,237	7.55%
Total Interest-earning Assets	8,389,976	247,393	3.94%	6,744,128	240,881	4.77%
Noninterest-earning assets	772,404			526,788
Total Assets	$9,162,380			$7,270,916
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$981,174	$2,425	0.33%	$584,280	$2,378	0.54%
Money market	2,048,466	10,610	0.69%	1,658,187	23,341	1.88%
Savings	880,673	801	0.12%	760,128	1,406	0.25%
Certificates of deposit	1,549,177	17,355	1.50%	1,389,658	20,118	1.94%
Total Interest-bearing Deposits	5,459,490	31,191	0.76%	4,392,253	47,243	1.44%
Securities sold under repurchase agreements	60,045	137	0.30%	17,812	83	0.63%
Short-term borrowings	182,623	1,392	1.02%	259,947	5,149	2.65%
Long-term borrowings	50,292	950	2.52%	69,886	1,461	2.79%
Junior subordinated debt securities	64,099	1,786	3.72%	45,619	1,712	5.02%
Total Borrowings	357,059	4,265	1.60%	393,264	8,405	2.86%
Total Interest-bearing Liabilities	5,816,549	35,456	0.81%	4,785,517	55,648	1.55%
Noninterest-bearing liabilities	2,170,447			1,528,573
Shareholders’ equity	1,175,384			956,826
Total Liabilities and Shareholders’ Equity	$9,162,380			$7,270,916
Net Interest Income (2)(3)		$211,937			$185,233
Net Interest Margin (2)(3)			3.37%			3.67%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent for 2020 and 2019.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
Net interest income on an FTE basis (non-GAAP) increased $7.9 million and $26.7 million for the three and nine months ended September 30, 2020 compared to the same periods in 2019. Net interest income was favorably impacted by purchase accounting fair value adjustments of $0.8 million and $3.5 million for the three and nine months ended September 30, 2020. The net interest margin on an FTE basis (non-GAAP) decreased 33 and 30 basis points for the three and nine months ended September 30, 2020 compared to the same periods in 2019. This is mostly due to decreases in short-term interest rates of approximately 225 basis points. Purchase accounting fair value adjustments favorably impacted the net interest margin rate on an FTE basis by 4 and 6 basis points for the three and nine months ended September 30, 2020. PPP loans negatively impacted the net interest margin on an FTE basis by 7 and 4 basis points for the three and nine months ended September 30, 2020.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest income on an FTE basis (non-GAAP) decreased $3.1 million, or 3.9 percent, for the three months ended September 30, 2020 and increased $6.5 million, or 2.7 percent, for the nine months ended September 30, 2020, compared to the same periods in 2019. The changes were primarily due to increases in average interest-earning assets of $1.7 billion and $1.6 billion for the three and nine months ended September 30, 2020 offset by lower short-term interest rates compared to the same periods in 2019. Average loan balances increased $1.4 billion for both the three-month and nine-month periods ended September 30, 2020 compared to the same periods in 2019 due to the DNB merger and organic loan growth. PPP loans contributed $549.3 million and $333.7 million of the three month and nine month average increase in loans. The average rate earned on loans decreased 108 basis points and 86 basis points for the three and nine months compared to the same periods in 2019 primarily due to lower short-term interest rates. Average interest-bearing deposits with banks increased $159.3 million for the three-months and $106.4 million for the nine-months and the average rate earned decreased 221 and 200 basis points compared to the same periods in 2019. Average investment securities increased $97.3 million for the three months and $105.3 million for the nine months and the average rate earned decreased 18 and 15 basis points compared to the same periods in 2019. Overall, the FTE rate on interest-earning assets (non-GAAP) decreased 105 and 83 basis points for the three and nine months ended September 30, 2020 compared to the same periods in 2019.
Interest expense decreased $11.0 million and $20.2 million for the three and nine months ended September 30, 2020 compared to the same periods in 2019. The decreases were primarily due to lower short-term interest rates compared to the same periods in 2019. Average interest-bearing deposits increased $992.1 million and $1.1 billion for the three and nine months ended September 30, 2020 compared to the same periods in 2019 due to the DNB merger and organic deposit growth. We experienced deposit growth throughout 2020 due to customer PPP loans and stimulus payments along with customers conservatively holding cash deposits in these uncertain times. The average rate paid decreased 96 and 68 basis points compared to the same periods in 2019 primarily due to lower short-term interest rates. Average total borrowings decreased $86.2 million and $36.2 million and the average rate paid decreased 131 and 126 basis points compared to the same periods in 2019. Overall, the cost of interest-bearing liabilities decreased 101 and 74 basis points for the three and nine months ended September 30, 2020, compared to the same periods in 2019.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2020 Compared to September 30, 2019			Nine Months Ended September 30, 2020 Compared to September 30, 2019
(dollars in thousands)	Volume (4)	Rate (4)	Total	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$924	$(1,174)	$(250)	$1,901	$(2,389)	$(488)
Securities, at fair value(2)(3)	631	(348)	283	2,088	(825)	1,263
Loans held for sale	17	(10)	7	115	(38)	77
Commercial real estate	4,924	(7,348)	(2,424)	17,314	(16,151)	1,163
Commercial and industrial	6,910	(8,604)	(1,694)	18,275	(19,918)	(1,643)
Commercial construction	2,422	(2,028)	394	6,749	(4,394)	2,355
Total Commercial Loans	14,256	(17,980)	(3,724)	42,338	(40,463)	1,875
Residential mortgage	2,226	(200)	2,026	7,872	(1,400)	6,472
Home equity	908	(2,216)	(1,308)	2,964	(5,314)	(2,350)
Installment and other consumer	126	(130)	(4)	468	(333)	135
Consumer construction	47	(40)	7	87	(107)	(20)
Total Consumer Loans	3,307	(2,586)	721	11,391	(7,154)	4,237
Total Portfolio Loans	17,563	(20,566)	(3,003)	53,729	(47,617)	6,112
Total Loans (1)(2)	17,580	(20,576)	(2,996)	53,844	(47,655)	6,189
Federal Home Loan Bank and other restricted stock	(84)	(73)	(157)	(135)	(317)	(452)
Change in Interest Earned on Interest-earning Assets	19,051	(22,171)	(3,120)	57,698	(51,186)	6,512
Interest paid on:
Interest-bearing demand	$569	($1,330)	($761)	$1,615	($1,568)	$47
Money market	1,686	(7,853)	(6,167)	5,494	(18,225)	(12,731)
Savings	104	(391)	(287)	223	(828)	(605)
Certificates of deposit	698	(3,064)	(2,366)	2,309	(5,072)	(2,763)
Total Interest-bearing Deposits	3,057	(12,638)	(9,581)	9,641	(25,693)	(16,052)
Securities sold under repurchase agreements	92	(77)	15	198	(144)	54
Short-term borrowings	(837)	(444)	(1,281)	(1,532)	(2,225)	(3,757)
Long-term borrowings	(136)	(21)	(157)	(410)	(101)	(511)
Junior subordinated debt securities	224	(265)	(41)	694	(620)	74
Total Borrowings	(657)	(807)	(1,464)	(1,050)	(3,090)	(4,140)
Change in Interest Paid on Interest-bearing Liabilities	2,400	(13,445)	(11,045)	8,591	(28,783)	(20,192)
Change in Net Interest Income	$16,651	$(8,726)	$7,925	$49,107	$(22,403)	$26,704
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

Provision for Credit Losses

The provision for credit losses, which includes a provision for losses on unfunded loan commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. The provision for credit losses increased $12.6 million and $111.5 million to $17.5 million and $124.3 million for the three and nine months ended September 30, 2020 compared to $4.9 million and $12.8 million for the same periods in 2019. The provision for credit losses included ($1.8) million and $0.7 million for the reserve for unfunded loan commitments for the three and nine months ended September 30, 2020. The decrease in the in reserve for unfunded loan commitments for the three months ended September 30, 2020 was due to a decrease in the expected loss rates for the construction portfolio.
The significant increase in the provision for credit losses during the three and nine months ended September 30, 2020 was mainly due to a $58.7 million charge-off that occurred in the three months ended June 30, 2020 that was the result of customer fraud, a $10.1 million charge-off related to a CRE relationship in the three months ended September 30, 2020 and the impact of

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the COVID-19 pandemic in both periods. Our qualitative reserve changed ($13.5) million and $15.8 million for the three and nine months ended September 30, 2020. Included in these amounts were ($13.3) million for the three months ended and $12.7 million for the nine months ended for the economic forecast and allocations for our hotel and business banking portfolios due to the COVID-19 pandemic. The reduction in qualitative reserve for the three months ended September 30, 2020 was due primarily to an improved economic forecast. Our forecast covers a period of two years and is driven primarily by national unemployment data. We added a $2.0 million ACL to the business banking portfolio during the three months ended September 30, 2020 due to the COVID-19 pandemic.
During the three months ended September 30, 2020, we recognized a charge-off of $10.1 million related to a CRE relationship that plans to cease operations in November of 2020. The relationship experienced continued deterioration as a result of the COVID-19 pandemic. As a result, the loans were charged down to the liquidation value based upon the most recent appraisals. This relationship became a performing TDR in the third quarter of 2019 and then moved to nonperforming in the first quarter of 2020 when the borrower experienced financial deterioration that led to cash flow issues. In the second quarter of 2020, the loan was individually assessed resulting in a $0.6 million specific reserve due to the relationship being under-collateralized.
During the nine months ended September 30, 2020, we recognized a charge-off of $58.7 million related to a customer fraud resulting from a check kiting scheme. The fraud was perpetrated by a single business customer and the customer has plead guilty in an ongoing criminal investigation. We continue to pursue all available sources of recovery to mitigate the loss. The customer also had a lending relationship of $15.1 million, including a $14.3 million CRE loan and a $0.8 million line of credit. $10.9 million of the loans were moved to nonperforming after recognizing a $4.2 million charge-off during the three months ended June 30, 2020. A specific reserve of $3.4 million was recognized in the three months ended September 30, 2020 based upon new liens identified against the collateral.
For the three and nine months ended September 30, 2020, we had net charges-offs of $12.9 million and $92.1 million compared to $4.3 million and $11.6 million for the same periods in 2019. In addition to the $10.1 million charge-off related to the CRE relationship during the three months ended September 30, 2020 and the $58.7 million charge-off from the customer fraud that occurred during the three months ended June 30, 2020, both discussed above, the most significant charge-off for the nine months ended September 30, 2020 was a $9.9 million C&I relationship. We obtained information on the relationship subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2019, but before the end of the first quarter of 2020; therefore, we recorded a $9.9 million specific reserve in the day one CECL adjustment. The updated information supported a loss existed at January 1, 2020.
Nonperforming loans increased $34.1 million to $84.1 million at September 30, 2020 compared to $50.0 million at September 30, 2019. The significant increase in nonperforming loans primarily related to the addition of a $11.3 million CRE relationship and the $10.9 million related to the customer fraud, both noted above, a $4.9 million CRE relationship and a $4.3 million C&I relationship.
Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net gain on sale of securities	$—	$—	$—	—	$142	$—	$142	—
Debit and credit card	4,171	3,475	696	20.0%	11,264	9,951	1,313	13.2%
Mortgage banking	3,964	594	3,370	567.3%	7,823	1,726	6,097	353.2%
Service charges on deposit accounts	2,820	3,412	(592)	(17.4)%	8,720	9,777	(1,057)	(10.8)%
Wealth management	2,522	2,101	421	20.0%	7,471	6,210	1,261	20.3%
Commercial loan swap income	499	1,464	(965)	(65.9)%	3,928	3,147	781	24.8%
Other	2,507	2,017	490	24.3%	4,762	6,515	(1,753)	(26.9)%
Total Noninterest Income	$16,483	$13,063	$3,420	26.2%	$44,110	$37,326	$6,784	18.2%

Noninterest income increased $3.4 million to $16.5 million for the three months ended September 30, 2020 and increased $6.8 million to $44.1 million for the nine months ended September 30, 2020 compared to the same periods in 2019. Total noninterest income includes the impact of the DNB merger in the three and nine months ended September 30, 2020 which closed on November 30, 2019. Mortgage banking income increased $3.4 million and $6.1 million for the three and nine months ended September 30, 2020 primarily due to an increase in the volume of loans originated for sale in the secondary market resulting from a decline in mortgage interest rates from the comparable period. Wealth management income increased $0.4 million and $1.3 million for the three and nine months ended September 30, 2020 due to the merger. Other income increased

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$0.5 million for the three months and decreased $1.8 million for the nine months ended related to changes in the valuation of our deferred compensation plan, which has a corresponding offset in salaries and employee benefits expense resulting in no impact to net income and the change in value in the equity securities portfolio compared to the prior periods. Also reducing other income for both the three and nine months ended was a $0.5 million credit valuation adjustment for our commercial loan swaps for risk associated with our hotel customers. Commercial loan swap income decreased $1.0 million for the three months and increased $0.8 million for the nine months ended September 30, 2020. Commercial loan swap activity was significant in first quarter of 2020, but activity has declined throughout 2020 due to the COVID-19 pandemic. Service charges on deposit accounts decreased $0.6 million and $1.1 million for the three and nine months ended September 30, 2020 due to reduced activity related to the COVID-19 pandemic.
Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30, 2020
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Salaries and employee benefits(1)	$24,571	$19,936	$4,635	23.3%	$67,326	$61,135	$6,191	10.1%
Data processing and information technology(1)	4,218	3,681	537	14.6%	11,671	10,327	1,344	13.0%
Net occupancy(1)	3,441	2,898	543	18.7%	10,643	8,883	1,760	19.8%
Furniture, equipment and software(1)	2,440	2,090	350	16.7%	7,965	6,621	1,344	20.3%
Professional services and legal(1)	1,911	1,054	857	81.3%	4,890	3,382	1,508	44.6%
FDIC insurance	1,900	(675)	2,575	(381.5)%	3,718	536	3,182	593.7%
Marketing(1)	1,793	1,062	731	68.8%	3,883	3,514	369	10.5%
Other taxes	1,612	1,540	72	4.7%	4,816	4,182	634	15.2%
Merger related expenses	—	552	(552)	(100.0)%	2,342	1,171	1,171	100.0%
Other(1)	6,360	5,529	831	15.0%	20,861	17,187	3,674	21.4%
Total Noninterest Expense	$48,246	$37,667	$10,579	28.1%	$138,115	$116,938	$21,177	18.1%
(1)Excludes Merger related expenses for 2020 amounts only.

Noninterest expense increased $10.6 million to $48.2 million for the three months ended September 30, 2020 and $21.2 million to $138.1 million for the nine months ended September 30, 2020 compared to the same periods in 2019. Total noninterest expense includes the impact of the DNB merger in the three and nine months ended September 30, 2020 which closed on November 30, 2019. Increases in net occupancy expense, furniture, equipment and software, FDIC insurance and other taxes for both the three and nine month periods related to the DNB merger. Further causing the increase in the FDIC insurance of $2.6 million and $3.2 million for the three and nine months ended September 30, 2020 was the impact of recent results on certain components of the assessment calculation, such as our net loss in the second quarter of 2020, and also the Small Bank Assessment Credits that were received by all banking institutions with assets of less than $10.0 billion in the three months ended September 30, 2019 that were not received in 2020. Marketing expense increased $0.7 million for the three months ended September 30, 2020 due to the timing of marketing initiatives and the redesign of our website. Total merger related expenses of $2.3 million for the nine months ended September 30, 2020 included $1.4 million of salaries and employee benefits, $0.4 million for data processing, $0.2 million for professional services and $0.3 million in various other expenses. Other noninterest expense increased during the nine-month period due to higher amortization related to the core deposit intangible asset from the merger and due to historic tax credits for $1.2 million. Salaries and employee benefits increased $4.6 million for the three months and $6.2 million for the nine months primarily due to additional employees, mainly related to the merger, and higher pension expense due to an increase in retirees electing lump-sum distributions causing settlement accounting. Professional services and legal expenses increased $0.9 million for the three months and $1.5 million for the nine months mainly due to higher legal expense. Data processing and information technology increased $0.5 million for the three months and $1.3 million for the nine months due to the annual increase with our third-party data processor and the merger.
Provision for Income Taxes

The provision for income taxes decreased $1.4 million to a $3.3 million tax expense for the three months ended September 30, 2020 and decreased $19.7 million to a $5.7 million tax benefit for the nine months ended September 30, 2020 compared to the same periods in 2019. Pretax income decreased $11.7 million for the three months ended September 30, 2020 and decreased $98.8 million for the nine months ended September 30, 2020 resulting in a pretax loss. The pretax loss was primarily due to the $58.7 million loss recognized in the quarter ended June 30, 2020 resulting from customer fraud.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the quarter ended September 30, 2020, we utilized the actual effective tax rate to calculate the September 30, 2020 tax provision. The actual effective tax rate is applied when the application of the estimated annual effective tax rate, or EAETR, is impractical because it is not possible to forecast a reliable EAETR for the reporting period. The actual effective tax rate approach treats the year-to-date period as if it is the annual period and determines the income tax expense or benefit on that basis. The use of the actual effective tax rate is more appropriate than the EAETR, at this time, because small changes in estimated ordinary pretax income result in significant changes in the EAETR. Our effective tax rate was 16.6 percent for the three months ended September 30, 2020 and changed to a 64.5 percent benefit for the nine months ended September 30, 2020 compared to 15.0 percent and 15.6 percent for the same periods in 2019. The change in our effective tax rate for the nine months ended September 30, 2020 was primarily due to the pretax loss.
Financial Condition as of September 30, 2020
Total assets increased $425.9 million to $9.2 billion at September 30, 2020 compared to $8.8 billion at December 31, 2019. Total portfolio loans increased $257.7 million to $7.4 billion at September 30, 2020 compared to $7.1 billion at December 31, 2019. The increase in portfolio loans primarily related to growth in the commercial loan portfolio of $297.2 million with increases of $321.6 million in C&I, which included $550.1 million of loans from the PPP, and $102.0 million in commercial construction offset by a decrease of $126.4 million in the CRE portfolio compared to December 31, 2019. Excluding the PPP loans, portfolio loans decreased $292.4 million compared to December 31, 2019 due to decreased activity related to the COVID-19 pandemic. Consumer loans decreased $39.5 million compared to December 31, 2019 primarily due to a decrease in the residential mortgage portfolio of $47.7 million.
Securities decreased $66.1 million to $718.2 million at September 30, 2020 from $784.3 million at December 31, 2019. The decrease in securities is primarily due to proceeds from calls, maturities and pay downs of $85.8 million that were not reinvested and net amortization of $3.2 million offset by increases in unrealized gains of $24.7 million compared to December 31, 2019. The bond portfolio had an unrealized gain of $35.4 million at September 30, 2020 compared to $10.7 million at December 31, 2019 due to a decrease in interest rates.
Our deposits increased $597.2 million, with total deposits of $7.6 billion at September 30, 2020 compared to $7.0 billion at December 31, 2019. Customer deposits increased $889.5 million from December 31, 2019. The increase in customer deposits primarily related to PPP and stimulus programs along with customers conservatively holding cash deposits during these uncertain times. Customer noninterest-bearing demand deposits increased $534.6 million, interest-bearing demand increased $220.8 million, money market deposits increased $133.9 million and savings increased $107.6 million offset by a decrease in certificates of deposit of $107.4 million. Total brokered deposits decreased $292.2 million from December 31, 2019 due to the customer deposit growth. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
Total borrowings decreased $177.5 million to $238.9 million at September 30, 2020 compared to $416.4 million at December 31, 2019 due to an increase in deposits. The decrease in borrowings primarily related to a decline in short-term borrowings of $198.3 million offset by an increase in securities sold under repurchase agreements of $22.8 million due to demand for the product by our REPO customers.
Total shareholders’ equity decreased by $49.9 million to $1.1 billion at September 30, 2020 compared to $1.2 billion at December 31, 2019. The decrease was primarily due to the previously disclosed fraud loss, net of tax, of $46.4 million that resulted in a net loss of $3.1 million, the cumulative-effect adjustment related to the adoption of ASU 2016-13, Credit Losses, of $22.6 million, share repurchases of $12.6 million, and dividends of $33.0 million, offset by a $21.1 million increase in other comprehensive income. The increase in other comprehensive income was due to a $19.6 million increase in unrealized gains on our available-for-sale investment securities, net of tax, and a $1.6 million change in the funded status of our employee benefit plans.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Securities Activity

(dollars in thousands)	September 30, 2020	December 31, 2019	$ Change
U.S. treasury securities	$10,323	$10,040	$283
Obligations of U.S. government corporations and agencies	93,351	157,697	(64,346)
Collateralized mortgage obligations of U.S. government corporations and agencies	183,032	189,348	(6,316)
Residential mortgage-backed securities of U.S. government corporations and agencies	17,352	22,418	(5,066)
Commercial mortgage-backed securities of U.S. government corporations and agencies	280,224	275,870	4,354
Corporate obligations	4,027	7,627	(3,600)
Obligations of states and political subdivisions	126,611	116,133	10,478
Available-for-Sale Debt Securities	714,920	779,133	(64,213)
Marketable equity securities	3,249	5,150	(1,901)
Total Securities	$718,169	$784,283	$(66,114)
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income, and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities decreased $66.1 million to $718.2 million at September 30, 2020 from $784.3 million at December 31, 2019. The decrease in securities is primarily due to proceeds from calls, maturities and pay downs of $85.8 million that were not reinvested and net amortization of $3.2 million offset by increases in unrealized gains of $24.7 million compared to December 31, 2019.
At September 30, 2020 our bond portfolio was in a net unrealized gain position of $35.4 million compared to a net unrealized gain position of $10.7 million at December 31, 2019. At September 30, 2020 total gross unrealized gains in the bond portfolio were $35.4 million compared to December 31, 2019, when total gross unrealized gains were $11.7 million offset by gross unrealized losses of $1.0 million. Management evaluates the securities portfolio to determine if an ACL is needed each quarter. We did not record an ACL related to the securities portfolio at September 30, 2020.
Loan Composition

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$3,290,138	44.5%	$3,416,518	47.9%
Commercial and industrial	2,042,467	27.6	1,720,833	24.1
Construction	477,429	6.5	375,445	5.2
Total Commercial Loans	5,810,034	78.6%	5,512,796	77.2%
Consumer
Residential mortgage	950,887	12.9%	998,585	14.0%
Home equity	537,869	7.3	538,348	7.6
Installment and other consumer	80,735	1.0	79,033	1.1
Construction	15,343	0.2	8,390	0.1
Total Consumer Loans	1,584,834	21.4%	1,624,356	22.8%
Total Portfolio Loans	7,394,868	100.0%	7,137,152	100.0%
Loans held for sale	16,724		5,256
Total Loans	$7,411,592		$7,142,408
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Commercial loans, including CRE, C&I and commercial construction, comprised 78.6 percent of total portfolio loans at September 30, 2020 and 77.2 percent at December 31, 2019. Total portfolio loans increased $257.7 million to $7.4 billion at September 30, 2020 compared to $7.1 billion at December 31, 2019. The increase of $297.2 million in commercial loans related to $321.6 million in C&I, which included $550.1 million of loans from the PPP, and $102.0 million in commercial construction loans offset by a decrease of $126.4 million in CRE compared to December 31, 2019. Excluding the PPP loans, portfolio loans decreased $292.4 million compared to December 31, 2019 due to decreased activity related to the COVID-19 pandemic.
As of September 30, 2020, we originated $550.1 million of PPP loans. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00 percent and a term of two years, or five years for loans approved by the SBA on or after June 5, 2020. Payments are deferred for the first six months of the loan. The loans are 100 percent guaranteed by the SBA. The SBA pays us a processing fee ranging from 1 percent to 5 percent based on the size of the loan.
Consumer loans represent 21.4 percent of our total portfolio loans at September 30, 2020 and 22.8 percent at December 31, 2019. Consumer loans decreased $39.5 million compared to December 31, 2019 with decreases of $47.7 million in residential mortgages and $0.5 million in home equity loans offset by increases in consumer construction of $7.0 million and installment and other consumer of $1.7 million.
Allowance for Credit Losses
We maintain an ACL at a level determined to be adequate to absorb estimated expected credit losses within the loan portfolio over the contractual life of a loan that considers our historical loss experience, current conditions and forecasts of future economic conditions as of the balance sheet date. We develop and document a systematic ACL methodology based on the following portfolio segments: 1) CRE, 2) C&I, 3) Commercial Construction, 4) Business Banking, 5) Consumer Real Estate and 6) Other Consumer.
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
The following table presents activity in the ACL for the periods presented:

	Three Months Ended September 30, 2020
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$57,730	$19,164	$8,874	$14,404	$11,585	$2,852	$114,609
Provision for credit losses on loans	23,839	(4,155)	(1,617)	2,072	(797)	(40)	19,302
Charge-offs	(10,187)	(1,196)	—	(1,748)	(252)	(284)	(13,667)
Recoveries	172	398	1	64	41	78	754
Net (Charge-offs)/Recoveries	(10,015)	(798)	1	(1,684)	(211)	(206)	(12,913)
Balance at End of Period	$71,554	$14,211	$7,258	$14,792	$10,577	$2,606	$120,998

	September 30, 2020		December 31, 2019
Ratio of net charge-offs to average loans outstanding	0.69%	*	0.12%
Allowance for credit losses as a percentage of total loans	1.64%		0.87%
Allowance for loan losses as a percentage of total loans - excluding PPP loans	1.77%		NA
Allowance for credit losses to nonperforming loans	144%		115%
* Annualized
.

	Nine Months Ended September 30, 2020
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial(2)	Commercial Construction	Business Banking(1)	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$30,577	$15,681	$7,900	$—	$6,337	$1,729	$62,224
Impact of CECL adoption	4,810	7,853	(3,376)	12,898	4,525	642	27,352
Provision for credit losses on loans	52,185	62,949	2,712	4,197	32	1,489	123,564
Charge-offs	(16,229)	(72,692)	—	(2,469)	(470)	(1,556)	(93,416)
Recoveries	211	420	22	166	153	302	1,274
Net (Charge-offs)/Recoveries	(16,018)	(72,272)	22	(2,303)	(317)	(1,254)	(92,142)
Balance at End of Period	$71,554	$14,211	$7,258	$14,792	$10,577	$2,606	$120,998

	September 30, 2020		December 31, 2019
Ratio of net charge-offs to average loans outstanding	1.66%	*	0.22%
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
The significant increase in the provision for credit losses during the three months ended September 30, 2020 was mainly due to a $10.1 million charge-off related to a CRE relationship, a $6.2 million increase in specific reserves and an increase due

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
to the COVID-19 pandemic. The increase in the provision for the nine months ended September 30, 2020 was due to a $58.7 million charge-off that occurred in the three months ended June 30, 2020 that was the result of customer fraud and the impact of the COVID-19 pandemic.
Net loan charge-offs were $12.9 million, or 0.69 percent of average loans, and $92.1 million, or 1.66 percent of average loans, for the three and nine months ended September 30, 2020. In addition to the $10.1 million charge-off related to the CRE customer in the third quarter of 2020 and the $58.7 million charge-off from the customer fraud that occurred during the second quarter of 2020, the most significant charge-off for the nine months ended September 30, 2020 was a $9.9 million C&I relationship. We obtained information on the relationship subsequent to filing our December 31, 2019 10-K, but before the end of the first quarter of 2020; therefore, we recorded a day one CECL adjustment through a $9.9 million specific reserve. The updated information supported a loss existed at January 1, 2020.
Commercial substandard loans increased $137.1 million to $289.8 million at September 30, 2020 compared to $152.7 million at December 31, 2019 and special mention loans increased $160.5 million to $264.4 million at September 30, 2020 compared to $103.9 million at December 31, 2019. The significant increase in commercial substandard and special mention loans is primarily due to substantial downgrades taking place in our hotel portfolio during the three months ended September 30, 2020 as a result of the COVID-19 pandemic. Our total hotel portfolio was $243.0 million with 95 percent of this portfolio on deferral at September 30, 2020. During the three months ended September 30, 2020, we did an extensive review of the hotel portfolio and as a result downgraded a significant amount of loans within this portfolio. As of September 30, 2020, $92.9 million of hotel loans were risk rated special mention and $126.6 million were substandard. The ACL at September 30, 2020 reflects our estimate of potential loss for the hotel loans. These estimates will be updated in the fourth quarter as we obtain appraisals on the substandard hotel portfolio.
The adoption of the CECL accounting standard as of January 1, 2020 and the uncertainty around the COVID-19 pandemic both contributed to the higher ACL of 1.64 percent of total portfolio loans as of September 30, 2020 compared to 0.87 percent at December 31, 2019. When excluding PPP loans, the ACL as a percentage of total portfolio loans was 1.77 percent as of September 30, 2020.
TDRs decreased $8.8 million to $37.1 million at September 30, 2020 compared to $45.9 million at December 31, 2019. The decrease in TDRs related to the payoff of a CRE TDR of $5.3 million and the above noted third quarter charge-off of $10.1 million on the CRE relationship. Total TDRs of $37.1 million at September 30, 2020 included $18.5 million, or 49.8 percent, that were accruing and $18.6 million, or 50.2 percent, that were not accruing.
Our allowance for credit losses on unfunded commercial lending commitments and letters of credit provide for the risk of expected loss in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on our Consolidated Statements of Comprehensive Income. The allowance for unfunded loan commitments was $5.2 million at September 30, 2020 compared to $3.1 million at December 31, 2019. The adoption of ASU 2016-13 resulted in an increase to our allowance for unfunded commitments of $1.4 million on January 1, 2020. The allowance for unfunded loan commitments decreased $1.8 million for the three months ended September 30, 2020 due to a decrease in loss rates for the construction portfolio and increased $0.7 million during the nine months ended September 30, 2020, mainly in response to the COVID-19 pandemic. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(dollars in thousands)	September 30, 2020	December 31, 2019	$ Change
Nonperforming Loans
Commercial real estate	$37,884	$22,427	$15,457
Commercial and industrial	10,925	13,287	(2,362)
Commercial construction	1,504	737	767
Residential mortgage	11,765	6,697	5,068
Home equity	3,205	1,961	1,244
Installment and other consumer	141	36	105
Total Nonperforming Loans	65,424	45,145	20,279
Nonperforming Troubled Debt Restructurings
Commercial real estate	14,922	6,713	8,209
Commercial and industrial	1,573	695	878
Commercial construction	—	—	—
Residential mortgage	1,252	822	430
Home equity	901	678	223
Installment and other consumer	—	4	(4)
Total Nonperforming Troubled Debt Restructurings	18,648	8,912	9,736
Total Nonperforming Loans	84,072	54,057	30,015
OREO	2,317	3,525	(1,208)
Total Nonperforming Assets	$86,389	$57,582	$28,807

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	1.13%	0.76%
Nonperforming assets as a percent of total loans plus OREO	1.17%	0.81%

Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due.
Nonperforming loans increased $30.0 million to $84.1 million at September 30, 2020 compared to $54.1 million at December 31, 2019. The significant increase in nonperforming loans primarily related to the addition of a $11.3 million CRE relationship, the $10.9 million lending relationship related to the customer fraud, a $4.9 million CRE relationship and a $4.3 million C&I relationship. The $11.3 million CRE relationship became a performing TDR in the third quarter of 2019 and then moved to nonperforming in the first quarter of 2020 when the borrower experienced financial deterioration that led to cash flow issues. The relationship was individually assessed at September 30, 2020, and based upon the appraisal liquidation value, a $10.1 million charge-off was taken due to the relationship being under-collateralized.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Deposits

(dollars in thousands)	September 30, 2020	December 31, 2019	$ Change
Customer Deposits
Noninterest-bearing demand	$2,232,706	$1,698,082	$534,624
Interest-bearing demand	982,956	762,111	220,845
Money market	1,983,571	1,849,684	133,887
Savings	938,475	830,919	107,556
Certificates of deposit	1,427,872	1,535,305	(107,433)
Total Customer Deposits	7,565,580	6,676,101	889,479
Brokered Deposits
Interest-bearing demand	—	200,220	(200,220)
Money market	50,014	100,127	(50,113)
Certificates of deposit	18,224	60,128	(41,904)
Total Brokered Deposits	68,238	360,475	(292,237)
Total Deposits	$7,633,818	$7,036,576	$597,242
Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits at September 30, 2020 increased $597.2 million from December 31, 2019. Total customer deposits increased $889.5 million from December 31, 2019. The increase in customer deposits primarily related to PPP and stimulus programs along with customers conservatively holding cash deposits during these uncertain times. Customer noninterest-bearing demand deposits increased $534.6 million, interest-bearing demand deposits increased $220.8 million, money market deposits increased $133.9 million and savings deposits increased $107.6 million. These increases were offset by a decline in certificate of deposits of $107.4 million which was mainly a result of repositioning by our customers. Total brokered deposits decreased $292.2 million from December 31, 2019 due to the customer deposit growth. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
Borrowings

(dollars in thousands)	September 30, 2020	December 31, 2019	$ Change
Securities sold under repurchase agreements	$42,706	$19,888	$22,818
Short-term borrowings	83,000	281,319	(198,319)
Long-term borrowings	49,076	50,868	(1,792)
Junior subordinated debt securities	64,068	64,277	(209)
Total Borrowings	$238,850	$416,352	$(177,502)
Borrowings are an additional source of funding for us. Total borrowings decreased $177.5 million, or 42.6 percent, compared to December 31, 2019 due to increased customer deposits. Total short-term borrowings decreased $198.3 million, or 70.5 percent, compared to December 31, 2019. Securities sold under repurchase agreements increased $22.8 million to $42.7 million at September 30, 2020 compared to December 31, 2019 due to demand from our REPO customers.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information pertaining to short-term borrowings is summarized in the tables below for the nine months ended September 30, 2020 and for the twelve months ended December 31, 2019.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	September 30, 2020	December 31, 2019
Balance at the period end	$42,706	$19,888
Average balance during the period	$60,045	$16,863
Average interest rate during the period	0.30%	0.65%
Maximum month-end balance during the period	$92,159	$23,427
Average interest rate at the period end	0.25%	0.74%

	Short-Term Borrowings
(dollars in thousands)	September 30, 2020	December 31, 2019
Balance at the period end	$83,000	$281,319
Average balance during the period	$182,623	$255,264
Average interest rate during the period	1.02%	2.51%
Maximum month-end balance during the period	$410,240	$425,000
Average interest rate at the period end	0.36%	1.84%
Information pertaining to long-term borrowings is summarized in the tables below for the nine months ended September 30, 2020 and for the twelve months ended December 31, 2019.

	Long-Term Borrowings
(dollars in thousands)	September 30, 2020	December 31, 2019
Balance at the period end	$49,076	$50,868
Average balance during the period	$50,292	$66,392
Average interest rate during the period	2.52%	2.76%
Maximum month-end balance during the period	$50,635	$70,418
Average interest rate at the period end	2.47%	2.61%

	Junior Subordinated Debt Securities
(dollars in thousands)	September 30, 2020	December 31, 2019
Balance at the period end	$64,068	$64,277
Average balance during the period	$64,099	$47,934
Average interest rate during the period	3.72%	4.82%
Maximum month-end balance during the period	$64,648	$64,277
Average interest rate at the period end	3.03%	4.42%

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
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At September 30, 2020, we had $670.1 million in highly liquid assets, which consisted of $235.8 million in interest-bearing deposits with banks, $417.6 million in unpledged securities and $16.7 million in loans held for sale. This resulted in a highly liquid assets to total assets ratio of 7.3 percent at September 30, 2020. Also, at September 30, 2020, we had a remaining borrowing availability of $2.5 billion with the FHLB of Pittsburgh. Refer to Note 9, Borrowings in the Notes to Consolidated Financial Statements and the "Financial Condition- Borrowings" section of this MD&A for more details.
The following table summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	September 30, 2020		December 31, 2019
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$813,100	9.11%	$854,146	10.29%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	784,100	11.05%	825,146	11.43%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	813,100	11.46%	854,146	11.84%
Total capital to risk-weighted assets	8.00%	10.00%	934,577	13.18%	954,094	13.22%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$798,948	8.97%	$832,113	10.04%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	798,948	11.29%	832,113	11.56%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	798,948	11.29%	832,113	11.56%
Total capital to risk-weighted assets	8.00%	10.00%	912,429	12.89%	922,310	12.81%
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
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of September 30, 2020, we had not issued any securities pursuant to this shelf registration statement.
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
The table below reflects the rate shock analyses results for the 1 - 12 and 13 - 24 month periods of pretax net interest income and EVE.

	September 30, 2020			December 31, 2019
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	16.7%	26.8%	31.1%	9.6%	14.4%	(1.8)%
300	12.4	20.1	31.2	7.2	10.8	2.8
200	8.3	13.6	27.3	5.0	7.6	5.5
100	4.9	7.7	18.9	2.7	4.2	5.1
(100)	(2.5)%	(5.1)%	(30.1)%	(4.3)%	(6.4)%	(10.8)%
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
Our rate shock analyses show an improvement in the percentage change in pretax net interest income in the 1-12 month and 13-24 month rates up scenarios and rates down scenarios when comparing September 30, 2020 to December 31, 2019. Our EVE analyses show an improvement in the percentage change in EVE in the rates up scenarios and a decline in the rates down scenario when comparing September 30, 2020 to December 31, 2019. The EVE decline is due to the low interest rate environment which negatively impacts the value of our non-maturity deposits.

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

S&T BANCORP, INC. AND SUBSIDIARIES

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of September 30, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2020, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

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
•Continued negative impact on the hospitality industry and our hotel portfolio, which could result in additional credit losses and net charge-offs.
•Expense management will be impacted by the uncertainty of the effects of the pandemic and S&T’s continued efforts to promote the health and safety of our employees, and the customers and communities we serve.
•We may have an interruption or cessation of an important service provided by a third-party provider.
•S&T’s liquidity and regulatory capital could be adversely impacted.

S&T BANCORP, INC. AND SUBSIDIARIES

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
The following table is a summary of our purchases of common stock during the third quarter of 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Approximate dollar value of shares that may yet be purchased under the plan
				$37,441,683
07/01/2020 - 07/31/2020	—	$—	—	37,441,683

08/01/2020 - 08/31/2020	—	—	—	37,441,683

09/01/2020 - 09/30/2020	—	—	—	37,441,683
Total	—	$—	—	$37,441,683
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

S&T BANCORP, INC. AND SUBSIDIARIES

S&T's financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds. Repurchase activity was suspended in March 2020 as the impact of the COVID-19 pandemic spread.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
On November 2, 2020, we entered into a Confidentiality, Trade Secrets, Non-Solicitation and Severance Agreement with Ernest J. Draganza (the “Severance Agreement”). Under the Severance Agreement, if Mr. Draganza’s employment is terminated without Cause (as defined in the Severance Agreement) he will be entitled to one year of pay at his last base salary paid in accordance with S&T’s regular payroll practices over twelve (12) months commencing on the first regular payroll date following termination of employment and will also be eligible to receive paid COBRA benefits for twelve (12) months (collectively referred to as “Severance”). The Severance Agreement provides that in the event of a termination with Cause, the restrictive covenants discussed below will remain in full force and effect without him being entitled to Severance. Furthermore, if he resigns his employment, he will not be entitled to any Severance.
Additionally, under the Severance Agreement, Mr. Draganza has agreed to the following restrictive covenants: (i) during the period of employment and continuing thereafter indefinitely, maintain the confidentiality of S&T’s confidential information; (ii) following the termination of employment and continuing for a period of one (1) year refrain from doing any business with and/or soliciting any customer(s) of S&T; and (iii) during the period of employment and continuing for a period of one (1) year not to directly or indirectly hire, solicit, employ, or knowingly permit any enterprise or business where he owns or becomes employed to employ any person who was employed by S&T at any time during the two (2) year period preceding his termination of employment with S&T, or in any manner facilitate the leaving of any person from his or her employment with S&T.
On August 4, 2020, we entered into a severance and general release agreement with David P. Ruddock in connection with his previously announced resignation. Under the terms of the agreement, Mr. Ruddock will receive (a) a total gross payment of three hundred thirty-five thousand, four hundred and fifty dollars ($335,450.00), paid in three installments: (i) the first payment of one half of this total to be made within thirty days after the seven (7) day revocation period provided to Mr. Ruddock if the agreement expires without a revocation (in the gross amount of $167,725.00), and (ii) the remaining two payments, each for one quarter of the total - one in December 2020 and the final payment to be made on August 2, 2021 (each in the gross amount of $83,862.50), (b) payment of his COBRA health insurance coverage for twelve (12) months or until he obtains coverage from a new employer, (c) an additional amount of thirty-two thousand dollars ($32,000.00) within thirty days after the revocation period expires without a revocation, and (d) ownership of the S&T automobile and cell phone with Mr. Ruddock assuming operations, maintenance, insurance and all other cost and responsibilities regarding them.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated June 5, 2019, by and between DNB Financial Corporation and S&T Bancorp, Inc. Filed as Exhibit 2.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on June 5, 2019, and incorporated herein by reference.
10.1
Severance and General Release Agreement, dated August 4, 2020, by and between David P. Ruddock and S&T Bancorp, Inc., S&T Bank and any of their subsidiaries or affiliated business*
Filed as Exhibit 10.1 to S&T Bancorp, Inc. Quarterly Report on form 10-Q filed on August 6, 2020, and incorporated herein by reference.

10.2
Confidentiality, Trade Secrets, Non-Solicitation and Severance Agreement, dated November 2, 2020, by and between Ernest J. Draganza and S&T Bancorp, Inc., S&T Bank and their subsidiaries and affiliated companies.*
Filed herewith
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith
32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)
*  Management Contract or Compensatory Plan or Arrangement

S&T BANCORP, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

November 4, 2020	/s Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)