Form 10-K
period 2020-12-31
S&T BANCORP INC
filed 2021-03-01
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report.                Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes  ☐    No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate estimated fair value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020:
Common Stock, $2.50 par value – 899,373,103
The number of shares outstanding of each of the registrant's classes of common stock as of February 22, 2021:
Common Stock, $2.50 par value –39,293,583
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of S&T Bancorp, Inc., to be filed pursuant to Regulation 14A for the annual meeting of shareholders to be held May 17, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.  BUSINESS
General
S&T Bancorp, Inc. was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and is registered with the Board of Governors of the Federal Reserve System, or the Federal Reserve Board, under the Bank Holding Company Act of 1956, as amended, or the BHCA, as a bank holding company and a financial holding company. S&T Bancorp, Inc. has five active direct wholly-owned subsidiaries including S&T Bank, 9th Street Holdings, Inc., STBA Capital Trust I, DNB Capital Trust I and DNB Capital Trust II, and owns a 50 percent interest in Commonwealth Trust Credit Life Insurance Company, or CTCLIC. DNB Capital Trust I and DNB Capital Trust II were acquired with the DNB merger on November 30, 2019. When used in this Report, “S&T”, “we”, “us” or “our” may refer to S&T Bancorp, Inc. individually, S&T Bancorp, Inc. and its consolidated subsidiaries or certain of S&T Bancorp, Inc.’s subsidiaries or affiliates, depending on the context. As of December 31, 2020, we had approximately $9.0 billion in assets, $7.2 billion in loans, $7.4 billion in deposits and $1.2 billion in shareholders’ equity.
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
S&T Bank is a full-service bank that operates in five markets including Western Pennsylvania, Eastern Pennsylvania, Northeast Ohio, Central Ohio and Upstate New York. S&T Bank deposits are insured by the Federal Deposit Insurance Corporation, or FDIC, to the maximum extent provided by law. S&T Bank has six active wholly-owned operating subsidiaries including S&T Insurance Group, LLC, S&T Bancholdings, Inc., Stewart Capital Advisors, LLC, Downco, Inc., DN Acquisition Company, Inc., and DNB Financial Services, Inc. Effective January 1, 2018, S&T Insurance Group, LLC, sold a majority interest in its previously wholly-owned subsidiary S&T Evergreen Insurance, LLC.
Through S&T Bank and our non-bank subsidiaries, we offer consumer, commercial and small business banking services, which include accepting time and demand deposits and originating commercial and consumer loans, brokerage services and trust services including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits. We also manage private investment accounts for individuals and institutions through our registered investment advisor. Total Wealth Management assets under administration were $2.1 billion at December 31, 2020.
The main office of both S&T Bancorp, Inc. and S&T Bank is located at 800 Philadelphia Street, Indiana, Pennsylvania, and our phone number is (800) 325-2265.
Human Capital Management
As part of our mission to become the financial services provider of choice within the markets that we serve, we strive to employ talented people who are based in these communities and are dedicated to providing the best financial products and services to our customers. Our commitment to every customer starts with a talented team. To attract and retain our talented team we strive to make S&T an inclusive, safe and healthy workplace that provides our employees with opportunities to grow and develop. We consider our employees to be the bedrock of the company and instrumental in assisting our customers address the challenges facing our markets, in particular, during the COVID-19 pandemic in 2020 and beyond. As of December 31, 2020, we had approximately 1,174 full time equivalent employees.

Our Team and Culture
Our team strives to embody values to encourage a culture that has enabled us to be named a top workplace. The specific words or phrases that serve as the basis for our culture and values are as follows:
•Serve Our Customers
•Challenge the Status Quo
•Communicate
•Empower Employees

Item 1.  BUSINESS -- continued

•Work as a Team
•Trust Each Other
•Develop People
•Reward Success
•Measure Results
•Support Our Communities

Diversity and Inclusion
S&T Bank fosters a diverse work culture where employees work together to better our company, services and community. We are committed to promoting a diverse workforce and developing all people through:
•Equal Opportunity Employment
•Educating our employees
•Fostering a culture to address customers’ needs

Talent Development and Training
Our Corporate Training Department maintains oversight of all training to ensure that it is implemented and monitored properly and encourages career development for our employees. Our training program offers a blended learning approach comprised of classroom and online course delivery. In 2020, we converted to online webinars and learning management system delivery for all regulatory, compliance, skill-based, technology, leadership and career development training. In 2020, our employees logged nearly 53,000 training hours, consistent with 2019 and 2018.
Safety, Health and Wellness
The safety, health and wellness of our employees is a top priority. We offer our employees and their families access to a variety of flexible and convenient health and welfare programs that provide resources to help them maintain and/or improve their physical and mental health. We also have a financial wellness program that assists our employees and their families with budgeting and various personal financial content consisting of an online personal financial program and internally produced webinars.
Beginning in March 2020, we aggressively developed a plan to mitigate the potential risks and impact of the COVID-19 pandemic on S&T and to promote the health and safety of our employees and the customers and communities that we serve. We have taken preventive health measures for our employees through rigorous sanitation, social distancing, wearing masks and remote working where feasible. We provided COVID-19 incentive pay to employees who were not able to work remote and funded an ongoing childcare assistance program to supplement childcare costs during this time. We also amended our defined contribution plan to allow eligible COVID-19 related withdrawals under the CARES Act. In addition, we employ extensive safety measures at our branches and encourage our customers to use our online and mobile banking solutions. Our solution center hours have been extended to allow for customer consultation without entering a branch. Much of this plan has continued into 2021.
Access to United States Securities and Exchange Commission Filings
All of our reports filed electronically with the United States Securities and Exchange Commission, or the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, our prior annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our annual proxy statements, as well as any amendments to those reports, are accessible at no cost on our website at www.stbancorp.com under Financial Information, SEC Filings. These filings are also accessible on the SEC’s website at www.sec.gov. The charters of the Audit Committee, the Compensation and Benefits Committee, the Credit Risk Committee, the Executive Committee, the Nominating and Corporate Governance Committee, the Risk Committee and the Trust and Revenue Oversight Committee, as well as the Complaints Regarding Accounting, Internal Accounting Controls or Auditing Matters ("Whistleblower Policy"), the Code of Conduct for the CEO and CFO, the General Code of Conduct, the Shareholder Communications Policy, and the Corporate Governance Guidelines are also available at www.stbancorp.com under Corporate Governance.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, enacted in July 2010, has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes addressing, among other things: (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; (v) enhanced corporate governance and executive compensation requirements and disclosures; and (vi) numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC. While certain requirements called for in the Dodd-Frank Act have been implemented, these regulations are subject to continuing interpretation and potential amendment, and a variety of the requirements remain to be implemented. Given the continued uncertainty associated with the ongoing implementation of the requirements of the Dodd-Frank Act by the various regulatory agencies, including the manner in which the remaining provisions will be implemented and the interpretation of and potential amendments to existing regulations, the full extent of the impact of such requirements on financial institutions’ operations is unclear. The continuing changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, increase our operating and compliance costs, or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.
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
We are presently engaged in non-banking activities through the following eight entities:
•9th Street Holdings, Inc. was formed in June 1988 to hold and manage a group of investments previously owned by S&T Bank and to give us additional latitude to purchase other investments.
•S&T Bancholdings, Inc. was formed in August 2002 to hold and manage a group of investments previously owned by S&T Bank and to give us additional latitude to purchase other investments.
•CTCLIC is a joint venture with another financial institution, and acts as a reinsurer of credit life, accident and health insurance policies that were sold by S&T Bank and the other institution. S&T Bank and the other institution each have ownership interests of 50 percent in CTCLIC.
•S&T Insurance Group, LLC distributes life insurance and long-term disability income insurance products. During 2001, S&T Insurance Group, LLC and Attorneys Abstract Company, Inc. entered into an agreement to form S&T Settlement Services, LLC, or STSS, with respective ownership interests of 55 percent and 45 percent. STSS is a title insurance agency servicing commercial customers. During 2002, S&T Insurance Group, LLC expanded into the property and casualty insurance business with the acquisition of S&T Evergreen Insurance, LLC. On January 1, 2018, we sold a 70 percent majority interest in the assets of our subsidiary, S&T Evergreen Insurance, LLC. We transferred our remaining 30 percent share of net assets from S&T Evergreen Insurance, LLC to a new entity for a 30 percent partnership interest in a new insurance entity.
•Stewart Capital Advisors, LLC was formed in August 2005 and is a registered investment advisor that manages private investment accounts for individuals and institutions.
•DNB Financial Services, Inc. was acquired with the DNB First merger on November 30, 2019. DNB Financial Services, Inc. is a Pennsylvania licensed insurance agency, which, through a third-party marketing agreement with Cetera Investment Services, LLC, sells a variety of insurance and investments products.
•Downco, Inc and DN Acquisition Company, Inc. were acquired with the DNB First merger on November 30, 2019. Downco, Inc. and DN Acquisition Company, Inc. were formed to acquire and hold Other Real Estate Owned acquired through foreclosure or deed in-lieu-of foreclosure, as well as Bank-occupied real estate.
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

Item 1.  BUSINESS -- continued

S&T Bank is subject to affiliate transaction rules in Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board's Regulation W, that limit the amount of transactions between itself and S&T or any other company or entity that controls or is under common control with any company or entity that controls S&T Bank, including for most purposes any financial or depository institution subsidiary of S&T Bank. Under these provisions, “covered” transactions, including making loans, purchasing assets, issuing guarantees and other similar transactions, between a bank and its parent company or any other affiliate, generally are limited to 10 percent of the bank subsidiary’s capital and surplus, and with respect to all transactions with affiliates, are limited to 20 percent of the bank subsidiary’s capital and surplus. Loans and extensions of credit from a bank to an affiliate generally are required to be secured by eligible collateral in specified amounts, and in general all affiliated transactions must be on terms consistent with safe and sound banking practices. The Dodd-Frank Act expanded the affiliate transaction rules to broaden the definition of affiliate to include as covered transactions securities borrowing or lending, repurchase or reverse repurchase agreements and derivative activities, and to strengthen collateral requirements and limit Federal Reserve exemptive authority.
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
Insurance of Accounts; Depositor Preference
The deposits of S&T Bank are insured up to applicable limits per insured depositor by the DIF, as administered by the FDIC. The Dodd-Frank Act codified FDIC deposit insurance coverage per separately insured depositor for all account types at $250,000.
As an FDIC-insured bank, S&T Bank is subject to FDIC insurance assessments, which are imposed based upon the calculated risk the institution poses to the DIF. In July 2016, the FDIC Board of Directors adopted a revised final rule to refine the deposit insurance assessment system for small insured depository institutions (less than $10 billion in assets) that have been federally insured for at least five years by: revising the financial ratios method for determining assessment rates so that it is based on a statistical model estimating the probability of failure over three years; updating the financial measures used in the financial ratios method consistent with the statistical model; and eliminating risk categories for established small banks and using the financial ratios method to determine assessment rates for all such banks. The amended FDIC insurance assessment benefits many small institutions with a lower rate; we, however, have incurred a minimal increase to our base rate due to our recent financial performance.
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

Item 1.  BUSINESS -- continued

Capital
The Federal Reserve Board and the FDIC have issued substantially similar minimum risk-based and leverage capital rules applicable to the banking organizations they supervise. At December 31, 2020, both S&T and S&T Bank met the applicable minimum regulatory capital requirements.
The following table summarizes the leverage and risk-based capital ratios for S&T and S&T Bank:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Leverage Ratio
S&T	$825,515	9.43%	$350,311	4.00%	$437,889	5.00%
S&T Bank	810,636	9.27%	349,739	4.00%	437,174	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	796,515	11.33%	316,338	4.50%	456,933	6.50%
S&T Bank	810,636	11.55%	315,792	4.50%	456,144	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	825,515	11.74%	421,784	6.00%	562,379	8.00%
S&T Bank	810,636	11.55%	421,056	6.00%	561,408	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	944,686	13.44%	562,379	8.00%	702,974	10.00%
S&T Bank	922,007	13.14%	561,408	8.00%	701,760	10.00%
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
The required regulatory capital minimum ratios under the new capital standards as of December 31, 2020 are as follows:
•Common equity Tier 1 risk-based capital ratio (common equity Tier 1 capital to standardized total risk-weighted assets) of 4.50 percent;
•Tier 1 risk-based capital ratio (Tier 1 capital to standardized total risk-weighted assets) of 6.00 percent;
•Total risk-based capital ratio (total capital to standardized total risk-weighted assets) of 8.00 percent; and
•Leverage ratio (Tier 1 capital to average total consolidated assets less amounts deducted from Tier 1 capital) of 4.00 percent.
Generally, under the guidelines, common equity Tier 1 capital consists of common stock instruments that meet the eligibility criteria in the rule, retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interest, less applicable regulatory adjustments and deductions including goodwill, intangible assets subject to limitation and certain deferred tax assets subject to limitation. Tier 1 capital is comprised of common equity Tier 1 capital plus generally non-cumulative perpetual preferred stock, Tier 1 minority interests and, for bank holding companies with less than $15 billion in consolidated assets at December 31, 2009, certain restricted capital instruments including qualifying cumulative perpetual preferred stock and grandfathered trust preferred securities, up to a limit of 25 percent of Tier 1 capital, less applicable regulatory adjustments and deductions. Tier 2, or supplementary, capital generally includes portions of trust preferred securities

Item 1.  BUSINESS -- continued

and cumulative perpetual preferred stock not otherwise counted in Tier 1 capital, as well as preferred stock, subordinated debt, total capital minority interests not included in Tier 1, and the allowance for credit losses, or ACL, in an amount not exceeding 1.25 percent of standardized risk-weighted assets, less applicable regulatory adjustments and deductions. Total capital is the sum of Tier 1 and Tier 2 capital.
The new regulatory capital rule also requires a banking organization to maintain a capital conservation buffer composed of common equity Tier 1 capital in an amount greater than 2.50 percent of total risk-weighted assets beginning in 2019. Beginning in 2016, the capital conservation buffer was phased in, beginning at 25 percent, increasing to 50 percent in 2017, 75 percent in 2018 and 100 percent in 2019 and beyond. As a result, starting in 2019, a banking organization must maintain a common equity Tier 1 risk-based capital ratio greater than 7.00 percent, a Tier 1 risk-based capital ratio greater than 8.50 percent and a Total risk-based capital ratio greater than 10.50 percent; otherwise, it will be subject to restrictions on capital distributions and discretionary bonus payments. The new rule was fully phased in during 2019 and the minimum capital requirements plus the capital conservation buffer exceed the regulatory capital ratios required for an insured depository institution to be well-capitalized under prompt corrective action law, described in "Other Safety and Soundness Regulations".
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
Payment of Dividends
S&T is a legal entity separate and distinct from its banking and other subsidiaries. A substantial portion of our revenues consist of dividend payments we receive from S&T Bank. The payment of common dividends by S&T is subject to certain requirements and limitations of Pennsylvania law. S&T Bank, in turn, is subject to federal and state laws and regulations that limit the amount of dividends it can pay to S&T. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In connection with our reduced net income and our inability to fully fund the dividend from earnings over the prior year, due in substantial part to the customer fraud that occurred in the second quarter of 2020, we received non-objection letters from the Federal Reserve to continue to pay our dividends declared in the third and fourth quarter of 2020. Thus, under certain circumstances based upon our financial condition, our ability to declare and pay quarterly dividends may require consultation with the Federal Reserve Board and may be prohibited by applicable Federal Reserve Board guidance.

Item 1.  BUSINESS -- continued

Other Safety and Soundness Regulations
There are a number of obligations and restrictions imposed on bank holding companies such as us and our depository institution subsidiary by federal law and regulatory policy. These obligations and restrictions are designed to reduce potential loss exposure to the FDIC’s DIF in the event an insured depository institution becomes in danger of default or is in default. Under current federal law, for example, the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” as defined by the law. As of December 31, 2020, S&T Bank was classified as “well-capitalized.” New definitions of these categories, as set forth in the federal banking agencies’ final rule to implement Basel III and the minimum leverage and risk-based capital requirements of the Dodd-Frank Act, became effective as of January 1, 2015. To be well-capitalized, an insured depository institution must have a common equity Tier 1 risk-based capital ratio of at least 6.50 percent, a Tier 1 risk-based capital ratio of at least 8.00 percent, a total risk-based capital ratio of at least 10.00 percent and a leverage ratio of at least 5.00 percent, and the institution must not be subject to any written agreement, order, capital directive or prompt corrective action directive by its primary federal regulator. To be adequately capitalized, an insured depository institution must have a common equity Tier 1 risk-based capital ratio of at least 4.50 percent, a Tier 1 risk-based capital ratio of at least 6.00 percent, a total risk-based capital ratio of at least 8.00 percent and a leverage ratio of at least 4.00 percent. The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of any financial institution.
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

Item 1.  BUSINESS -- continued

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

Item 1.  BUSINESS -- continued

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
Anti-Money Laundering Rules
S&T Bank is subject to the Bank Secrecy Act, its implementing regulations and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001. Among other things, these laws and regulations require S&T Bank to take steps to prevent the bank from being used to facilitate the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. S&T Bank is also required to develop and implement a comprehensive anti-money laundering compliance program. Banks must also have in place appropriate “know your customer” policies and procedures which includes requirements to (1) identify and verify, subject to certain exceptions, the identity of the beneficial owners of all legal entity customers at the time a new account is opened, and (2) include in its anti-money laundering program, risk-based procedures for conducting ongoing customer due diligence, which are to include procedures that (a) assist in understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile, and (b) require ongoing monitoring to identify and report suspicious transactions and, on a risk basis, to maintain and update customer information. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA Patriot Act of 2001 require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when considering applications for bank mergers and bank holding company acquisitions.
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

Item 1.  BUSINESS -- continued

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

Item 1A.  RISK FACTORS
Investments in our common stock involve risk. The following discussion highlights the risks that we believe are material to S&T, potentially impacting our business, results of operations, financial condition and cash flows. However, other factors not discussed below or elsewhere in this Annual Report on Form 10-K could adversely affect our businesses, results of operations and financial condition. Therefore, the risk factors below do necessarily include all risks that we may face.
Risks Related to the COVID-19 Pandemic
The duration and severity of the COVID-19 pandemic, in our principal area of operations, nationally and globally, has adversely impacted and will likely continue to adversely impact S&T’s business, results of operations and financial condition. While it is difficult to predict the further impact of the COVID-19 pandemic (or any other outbreak) on the economy and S&T, the future impacts may include, but are not limited to, the following:

•Our results of operations may continue to be negatively impacted by general economic or business conditions and uncertainty, including the strength of economic conditions in our principal area of operations impacting the demand for our products and services.
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
•The economic downturn caused by the pandemic may be deeper and last longer in the areas where we do business, relative to other areas of the country, which could negatively affect our relative financial performance.
•We face heightened cyber security risk in connection with our operation in a remote working environment.
•It may become harder to maintain our corporate culture, which is somewhat dependent on a level of in-person interaction.
Even after the COVID-19 pandemic subsides, the U.S. economy will likely require time to recover. It is uncertain how long this recovery will take. As a result, we anticipate our business may be adversely affected during this recovery.
To the extent the COVID-19 pandemic continues to adversely affect the global economy it may also increase the likelihood and/or magnitude of other risks described in this section.
The impact that the COVID-19 pandemic will have on S&T’s credit losses is uncertain, and continued economic uncertainty and deterioration in the forward looking economic forecasts used to estimate credit losses, as well as the potential inability of our credit models to accurately predict the relevant financial metrics, may adversely affect our ACL.
S&T calculates the ACL in accordance with Current Expected Credit Loss, or CECL, accounting standard adopted January 1, 2020. The CECL methodology reflects expected credit losses and requires consideration of a broad range of reasonable and supportable information to form credit loss estimates. The CECL accounting standard bases the measurement of expected credit losses on historical loss experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. S&T’s ability to assess expected credit losses may be impaired if the models and approaches we use become less predictive of future behaviors. In particular, the reliance on supportable economic forecasts in light of the COVID-19 pandemic has had and is expected to have an impact on the estimates of our ACL. These forecasts have deteriorated this year and continue to reflect adverse economic conditions and economic uncertainty. Given the unprecedented nature of the COVID-19 pandemic, if our credit models fail to adequately predict or forecast relevant financial metrics during and after the pandemic and these forecasts deteriorate and contain economic uncertainty, our ACL may be adversely affected.

Item 1A. RISK FACTORS - continued
Risks Related to Fraudulent Activity
Fraudulent activity associated with our products and services could adversely affect our results of operations, financial condition and stock price, negatively impact our brand and reputation, and result in regulatory intervention or sanctions.
As a financial institution we are exposed to operational risk in the form of fraudulent activity that may be committed by customers, other third parties, or employees, targeting us and our customers. The risk of fraud continues to increase for the financial services industry. Fraudulent activity has escalated, become more sophisticated, and continues to evolve, as there are more options to access financial services. In our Form 8-K filed May 26, 2020, we disclosed that we discovered customer fraud resulting from a check kiting scheme by a business customer of S&T. We recognized a pre-tax loss of $58.7 million during the second quarter of 2020 related to this customer fraud. As a result of our internal review of the fraud, we have made process and monitoring enhancements. While we believe we have operational risk controls in place to prevent or detect future instances of fraud or to mitigate the impact of any fraud, we cannot provide assurance that we can prevent or detect fraud or that we will not experience future fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect our results of operation, financial condition, or stock price. Furthermore, fraudulent activity could negatively impact our brand and reputation, which could also adversely affect our results of operation, financial condition, or stock price. Fraudulent activity could also lead to regulatory intervention or regulatory sanctions.
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
The value of the collateral used to secure our loans may not be sufficient to compensate for the amount of an unpaid loans and we may be unsuccessful in recovering the remaining balances from our customers.
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
Like other lenders, we face the risk that our customers will not repay their loans. We reserve for losses in our loan portfolio based on our assessment of inherent credit losses. This process, which is critical to our financial results and condition, requires complex judgment including our assessment of economic conditions, which are difficult to predict. Through a periodic review of the loan portfolio, management determines the amount of the ACL by considering historical losses combined with qualitative factors including changes in lending policies and practices, economic conditions, changes in the loan portfolio, changes in lending management, results of internal loan reviews, asset quality trends, collateral values, concentrations of credit risk and other external factors. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control. Although we have policies and procedures in place to determine future losses, due to the subjective nature of this area, there can be no assurance that our management has accurately assessed the level of allowances reflected in our Consolidated Financial Statements. We may underestimate our inherent losses and fail to hold an ACL sufficient to account for these losses. Incorrect assumptions could lead to material underestimates of inherent losses and an inadequate ACL. As our assessment of inherent losses changes, we may need to increase or decrease our ACL, which could significantly impact our financial results and profitability.

Item 1A. RISK FACTORS - continued
The adoption of ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, referred to as CECL, effective for us on January 1, 2020, resulted in a significant change in how we recognize credit losses. If the assumptions or estimates we used in adopting the new standard are incorrect or we need to change our underlying assumptions, there may be a material adverse impact on our results of operations and financial condition.
Effective January 1, 2020, we adopted CECL, which replaces the incurred loss impairment methodology in current U.S. generally accepted accounting principles, or GAAP, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The measurement of expected credit losses is to be based on historical loss experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the incurred loss model which delayed recognition until it was probable a loss had been incurred. Upon origination of a loan, the estimate of expected credit losses, and any subsequent changes to such estimate, will be recorded through provision for credit losses in our consolidated statement of income. The CECL model may create more volatility in the level of our ACL.
The CECL model permits the use of judgment in determining the approach that is most appropriate for us, based on facts and circumstances. Changes in economic conditions affecting borrowers, new information regarding our loans and other factors, both within and outside of our control, may require an increase in the ACL. Actual credit losses may exceed our estimate of expected losses. We will continue to periodically review and update our CECL methodology, models and the underlying assumptions, estimates and assessments we use to establish our ACL under the CECL standard to reflect our view of current conditions and reasonable and supportable forecasts. We will implement further enhancements or changes to our methodology, models and the underlying assumptions, estimates and assessments, as needed. If the assumptions we used in developing our estimate of expected credit losses require updating over time, there may be a material adverse impact on our results of operations and financial condition.
For additional information on our adoption of the CECL standard, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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

Item 1A. RISK FACTORS - continued
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

Item 1A. RISK FACTORS - continued
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
Our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact. Cyber security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our operations rely on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. We rely on digital technologies, computer, database and email systems, software, and networks to conduct our operations. In addition, to access our network and products and services, our customers and third parties may use personal mobile devices or computing devices that are outside of our network environment.
Financial services institutions have been subject to, and are likely to continue to be the target of, cyber attacks, including computer viruses, malicious or destructive code, phishing attacks, denial of service or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the institution, its employees or customers or of third parties, or otherwise materially disrupt network access or business operations. For example, denial of service attacks have been launched against a number of large financial institutions and several large retailers have disclosed substantial cyber security breaches affecting debit and credit card accounts of their customers. We have experienced cyber security incidents in the past and although not material, we anticipate that, as a growing regional bank, we could experience further incidents. There can be no assurance that we will not suffer material losses or other material consequences relating to technology failure, cyber attacks or other information or security breaches.
In addition to external threats, insider threats also present a risk to us. Insiders, having legitimate access to our systems and the information contained in them, have the opportunity to make inappropriate use of the systems and information. We have policies, procedures, and controls in place designed to prevent or limit this risk, but we cannot guarantee that these policies, procedures and controls fully mitigate this risk.
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
Our results of operations are largely dependent on net interest income, which is the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Therefore, any change in general market interest rates, including changes resulting from the Federal Reserve Board’s policies, can have a significant effect on our net interest income and total income. There may be mismatches between the maturity and repricing of our assets and liabilities that could cause the net interest rate spread to compress, depending on the level and type of changes in the interest rate environment. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental agencies. In addition, some of our customers often have the ability to prepay loans or redeem deposits with either no penalties or penalties that are insufficient to compensate us for the lost income. A significant reduction in our net interest income will adversely affect our business and results of operations. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.
Declines in the value of investment securities held by us could require write-downs, which would reduce our earnings.
In order to diversify earnings and enhance liquidity, we own both debt and equity instruments of government agencies, municipalities and other companies. We may be required to record impairment charges on our debt securities if they suffer a decline in value due to the underlying credit of the issuer. Additionally, the value of these investments may fluctuate depending on the interest rate environment, general economic conditions and circumstances specific to the issuer. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit or liquidity risks. Changes in the value of these instruments may result in a reduction to earnings and/or capital, which may adversely affect our results of operations and financial condition.
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
Our failure to find suitable acquisition candidates, or successfully bid against other competitors for acquisitions, could adversely affect our ability to fully implement our business strategy. If we are successful in acquiring other entities, the process of integrating such entities, including DNB, will divert significant management time and resources. We may not be able to integrate efficiently or operate profitably, DNB or any entity we may acquire. We may experience disruption and incur unexpected expenses in integrating acquisitions. These failures could adversely impact our future prospects and results of operation.

The transition in our CEO position will be critical to our success and our business could be negatively impacted if we do not successfully manage this transition.

On October 2, 2020, we announced that Todd D. Brice will retire as Chief Executive Officer of S&T and S&T Bank, and as a member of the Boards of Directors of S&T and S&T Bank, effective March 31, 2021. We are currently engaged in a search for a new Chief Executive Officer (CEO). Our future performance will depend, in part, on the successful transition of our new Executive. The departure of key leadership personnel, such as a CEO, can take from the company significant knowledge and experience. This loss of knowledge and experience can be mitigated through successful hiring and transition, but there can be no assurance that we will be successful in such efforts. Any failure to timely hire a qualified CEO could hinder the Company’s strategic planning, execution and future performance. The ability of a new CEO to quickly expand their knowledge of our business plans, operations and strategies will be critical to their ability to make informed decisions about our strategy and operations. Further, if our new CEO formulates different or changed views, the future strategy and plans of the Company may differ materially from those of the past. While Mr. Brice entered into a letter agreement intended to facilitate a smooth transition under which he has agreed to provide advisory services to S&T and S&T Bank during the period from his retirement until the third anniversary thereof, if we do not successfully manage this transition, it could be viewed negatively by our

Item 1A. RISK FACTORS - continued
customers, employees or investors and could have an adverse impact on our business and strategic direction.
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
Our controls and policies and procedures may fail or be circumvented, which may result in a material adverse effect on our business, financial condition and results of operations.
Management regularly reviews and updates our internal controls, disclosure controls and procedures, operating, risk management and corporate governance policies and procedures. Any system of controls, policies and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of internal controls, disclosure controls and procedures, or operating, risk management and corporate governance policies and procedures, whether as a result of human error, misconduct or malfeasance, or failure to comply with regulations related to controls and policies and procedures could have a material adverse effect on our business, results of operations and financial condition.
Furthermore, we may in the future discover areas of our internal controls, disclosure controls and procedures, or operating, risk management and corporate governance policies and procedures that need improvement. Failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls, or operating, risk management and corporate governance policies and procedures, could, among other things, result in losses from errors, harm our reputation, or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operations and financial condition.

Item 1A. RISK FACTORS - continued
As a participating lender in the Paycheck Protection Program, or PPP, we are subject to risks of litigation from our customers or other parties in connection with our processing of loans for the PPP and risks that the Small Business Administration may not fund some or all PPP loans.

We participate as a lender in the PPP. Due to the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the program, which exposes us to risks relating to noncompliance with the PPP. Since the opening of the PPP, several large banks have been subject to litigation relating to the policies and procedures they used in processing applications for the program. We may be exposed to the risk of litigation, from both customers and non-customers who approached us requesting PPP loans, regarding the process and procedures used by us in processing applications for the PPP. Any such litigation filed against us may be costly, regardless of the outcome, and result in significant financial liability or adversely affect our reputation.
In addition, while the PPP loans are fully guaranteed by the Small Business Administration, or SBA, and we believe that the majority of these loans will be forgiven, there can be no assurance that the borrowers will use or have used the funds appropriately or will have satisfied the staffing or payment requirements to qualify for forgiveness in whole or in part. Any portion of the loan that is not forgiven must be repaid by the borrower. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by us, which may or may not be related to an ambiguity in the laws, rules or guidance regarding operation of the PPP, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if we have already been paid under the guaranty, seek recovery from us of any loss related to the deficiency.
Negative public opinion could damage our reputation and adversely impact our earnings and liquidity.
Reputational risk, or the risk to our business, earnings, liquidity and capital from negative public opinion, is inherent in our operations. Negative public opinion could result from our actual or alleged conduct in a variety of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, ethical issues or inadequate protection of customer information. Financial companies are highly vulnerable to reputational damage when they are found to have harmed customers, particularly retail customers, through conduct that is illegal or viewed as unfair, deceptive, manipulative or otherwise wrongful. We are dependent on third-party providers for a number of services that are important to our business. Refer to the risk factor titled, “We rely on third-party providers and other suppliers for a number of services that are important to our business. An interruption or cessation of an important service by any third-party could have a material adverse effect on our business.” for additional information. A failure by any of these third-party service providers could cause a disruption in our operations, which could result in negative public opinion about us or damage to our reputation. We expend significant resources to comply with regulatory requirements, and the failure to comply with such regulations could result in reputational harm or significant legal or remedial costs. Damage to our reputation could adversely affect our ability to retain and attract new customers and employees, expose us to litigation and regulatory action and adversely impact our earnings and liquidity.

Item 1A. RISK FACTORS - continued
Our ability to pay dividends on our common stock may be limited
Holders of our common stock will be entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. The payment of common dividends by S&T is subject to certain requirements and limitations of Pennsylvania law. Although we have historically declared cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce, suspend or eliminate our dividend at any time. Substantial portions of our revenue consist of dividend payments we receive from S&T Bank. The payment of common dividends by S&T Bank is subject to certain requirements and limitations under federal and state laws and regulations that limit the amount of dividends it can pay to S&T. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. Any decrease to or elimination of the dividends on our common stock could adversely affect the market price of our common stock.

We may be adversely impacted by the transition from LIBOR as a reference rate.

On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. In late 2020, the ICE Benchmark Administration (IBA) extended the cessation date for submission and publication of rates for all LIBOR currency-tenor pairs until June 30, 2023, except for the one-week and two-month USD LIBOR tenors, which will cease on December 31, 2021. U.S. regulators, including the U.S. Federal Reserve, published a statement supporting the IBA’s plans but also urged banks to phase out LIBOR as soon as practicable. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR.
Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR or if the phase-out could cause LIBOR to perform differently than in the past. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements.
We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
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

Item 1A. RISK FACTORS - continued
Risks Related to Owning Our Stock
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
Our quarterly and annual operating results have varied significantly in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing U.S. economic environment and changes in the commercial and residential real estate market, any of which may cause our stock price to fluctuate. If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:
•volatility of stock market prices and volumes in general;
•changes in market valuations of similar companies;
•changes in the conditions of credit markets;
•changes in accounting policies or procedures as required by the Financial Accounting Standards Board, or FASB, or other regulatory agencies;
•legislative and regulatory actions, including the impact of the Dodd-Frank Act and related regulations, that may subject us to additional regulatory oversight which may result in increased compliance costs and/or require us to change our business model;
•government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;
•additions or departures of key members of management;
•fluctuations in our quarterly or annual operating results; and
•changes in analysts’ estimates of our financial performance.
General Risk Factors
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

Item 2.  PROPERTIES
S&T Bancorp, Inc. headquarters is located in Indiana, Pennsylvania.  We operate in five markets including Western Pennsylvania, Eastern Pennsylvania, Northeast Ohio, Central Ohio and Upstate New York. At December 31, 2020, we operate 76 banking branches and 5 loan production offices, of which 45 are leased facilities.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Prices and Dividend Information
Our common stock is listed on the NASDAQ Global Select Market System, or NASDAQ, under the symbol STBA. As of the close of business on January 31, 2021, we had approximately 2,784 shareholders of record. The number of record-holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.
As discussed under "Our ability to pay dividends on our common stock may be limited." included in Item 1A. Risk Factors in Part I, the amount and timing of dividends is subject to the discretion of the Board and depends upon business conditions and regulatory requirements. The Board has the discretion to change the dividend at any time for any reason.
Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Report.
Purchases of Equity Securities

The following table is a summary of our purchases of common stock during the fourth quarter of 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Approximate dollar value of shares that may yet be purchased under the plan
10/1/2020 - 10/31/2020	—	$—	—	$37,441,683

11/1/2020 - 11/30/2020	—	—	—	37,441,683

12/1/2020 - 12/31/2020	—	—	—	37,441,683
Total	—	$—	—	$37,441,683
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

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued
Five-Year Cumulative Total Return
The following chart compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the NASDAQ Composite Index(1) and the NASDAQ Bank Index(2) assuming a $100 investment in each on December 31, 2015 and the reinvestment of dividends.

Total Return Performance
$300
$250
$200
$150
$100
$50
Index Value
2015
2016
2017
2018
2019
2020
S&T Bancorp, Inc.
NASDAQ Composite
NASDAQ Bank

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
S&T Bancorp, Inc.	100.00	130.40	135.91	132.27	144.82	93.56
NASDAQ Composite(1)	100.00	108.92	141.36	137.39	187.87	272.51
NASDAQ Bank(2)	100.00	137.97	145.50	121.96	151.69	140.31
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

Item 6.  SELECTED FINANCIAL DATA
The tables below summarize selected consolidated financial data as of the dates or for the periods presented and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and the Financial Statements and Supplementary Data in Part II, Item 8 of this Report. The below tables include the merger with DNB on November 30, 2019, the sale of a majority interest of our insurance business on January 1, 2018 and the effects of the enactment of the Tax Act in 2017.
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Total assets	$8,967,897	$8,764,649	$7,252,221	$7,060,255	$6,943,053
Securities, at fair value	773,693	784,283	684,872	698,291	693,487
Loans held for sale	18,528	5,256	2,371	4,485	3,793
Portfolio loans, net of unearned income	7,225,860	7,137,152	5,946,648	5,761,449	5,611,419
Goodwill	373,424	371,621	287,446	291,670	291,670
Total deposits	7,420,538	7,036,576	5,673,922	5,427,891	5,272,377
Securities sold under repurchase agreements	65,163	19,888	18,383	50,161	50,832
Short-term borrowings	75,000	281,319	470,000	540,000	660,000
Long-term borrowings	23,681	50,868	70,314	47,301	14,713
Junior subordinated debt securities	64,083	64,277	45,619	45,619	45,619
Total shareholders’ equity	1,154,711	1,191,998	935,761	884,031	841,956
CONSOLIDATED STATEMENTS OF NET INCOME

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Interest income	$320,464	$320,484	$289,826	$260,642	$227,774
Interest expense	41,076	73,693	55,388	34,909	24,515
Provision for credit losses	131,424	14,873	14,995	13,883	17,965
Net Interest Income After Provision for Credit Losses	147,964	231,918	219,443	211,850	185,294
Noninterest income	59,719	52,558	49,181	55,462	54,635
Noninterest expense	186,644	167,116	145,445	147,907	143,232
Net Income Before Taxes	21,039	117,360	123,179	119,405	96,697
Provision for income taxes	(1)	19,126	17,845	46,437	25,305
Net Income	$21,040	$98,234	$105,334	$72,968	$71,392

Item 6.  SELECTED FINANCIAL DATA - continued
SELECTED PER SHARE DATA AND RATIOS
Refer to Explanation of Use of Non-GAAP Financial Measures below for a discussion of common tangible book value, common return on average tangible common equity and the ratio of tangible common equity to tangible assets as non-GAAP financial measures.

	December 31,
	2020	2019	2018	2017	2016
Per Share Data
Earnings per common share—basic	$0.54	$2.84	$3.03	$2.10	$2.06
Earnings per common share—diluted	$0.53	$2.82	$3.01	$2.09	$2.05
Dividends declared per common share	$1.12	$1.09	$0.99	$0.82	$0.77
Dividend payout ratio	200.89%	38.03%	32.79%	39.15%	37.52%
Common book value	$29.38	$30.13	$26.98	$25.28	$24.12
Common tangible book value (non-GAAP)	$19.71	$20.52	$18.63	$16.87	$15.67
Profitability Ratios
Common return on average assets	0.23%	1.32%	1.50%	1.03%	1.08%
Common return on average equity	1.80%	9.98%	11.60%	8.37%	8.67%
Common return on average tangible common equity (non-GAAP)	2.92%	14.41%	17.14%	12.77%	13.71%
Capital Ratios
Common equity/assets	12.88%	13.60%	12.90%	12.52%	12.13%
Tangible common equity/tangible assets (non-GAAP)	9.02%	9.68%	9.28%	8.72%	8.23%
Tier 1 leverage ratio	9.43%	10.29%	10.05%	9.17%	8.98%
Common equity tier 1	11.33%	11.43%	11.38%	10.71%	10.04%
Risk-based capital—tier 1	11.74%	11.84%	11.72%	11.06%	10.39%
Risk-based capital—total	13.44%	13.22%	13.21%	12.55%	11.86%
Asset Quality Ratios
Nonaccrual loans/loans	2.03%	0.76%	0.77%	0.42%	0.76%
Nonperforming assets/loans plus OREO	2.06%	0.81%	0.83%	0.42%	0.77%
Allowance for credit losses/total portfolio loans	1.63%	0.87%	1.03%	0.98%	0.94%
Allowance for credit losses/nonperforming loans	80%	115%	132%	236%	124%
Net loan charge-offs/average loans	1.40%	0.22%	0.18%	0.18%	0.25%
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
We believe the presentation of net interest income on an FTE basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Net Income is reconciled to net interest income adjusted to an FTE basis in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in this Report.
The efficiency ratio is noninterest expense divided by noninterest income plus net interest income, on an FTE basis, which ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.

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
RECONCILIATIONS OF GAAP TO NON-GAAP RATIOS

	December 31
(dollars in thousands)	2020	2019	2018	2017	2016
Common tangible book value (non-GAAP)
Total shareholders' equity	1,154,711	1,191,998	935,761	884,031	841,956
Less: goodwill and other intangible assets	(382,099)	(382,540)	(290,047)	(295,347)	(296,580)
Tax effect of other intangible assets	1,822	2,293	546	1,287	1,719
Tangible common equity (non-GAAP)	774,434	811,751	646,260	589,971	547,095
Common shares outstanding	39,298	39,560	34,684	34,972	34,913
Common tangible book value (non-GAAP)	19.71	20.52	18.63	16.87	15.67
Common return on average tangible common shareholders' equity (non-GAAP)
Net income	21,040	98,234	105,334	72,968	71,392
Plus: amortization of intangibles	2,532	836	861	1,233	1,615
Tax effect of amortization of intangibles	(532)	(176)	(181)	(432)	(565)
Net income before amortization of intangibles	23,040	98,894	106,014	73,769	72,442
Total average shareholders’ equity (GAAP Basis)	1,169,489	983,908	908,355	872,130	823,607
Less: average goodwill and average other intangible assets	(382,907)	(298,228)	(290,380)	(295,937)	(297,377)
Tax effect of other intangible assets	2,061	639	614	1,493	1,992
Tangible average common shareholders' equity (non-GAAP)	788,643	686,319	618,589	577,686	528,222
Common return on average tangible common shareholders' equity (non-GAAP)	2.92%	14.41%	17.14%	12.77%	13.71%
Efficiency Ratio (non-GAAP)
Noninterest expense	186,644	167,116	145,445	147,907	143,232
Less: merger related expenses	(2,342)	(11,350)	—	—	—
Noninterest expense excluding nonrecurring items	184,302	155,766	145,445	147,907	143,232

Net interest income per Consolidated Statements of Net Income	279,388	246,791	234,438	225,733	203,259
Plus: taxable equivalent adjustment	3,202	3,757	3,804	7,493	7,043
Noninterest income	59,719	52,558	49,181	55,462	54,635
Less: securities (gains) losses, net	(142)	26	—	(3,000)	—
Net interest income (FTE) (non-GAAP) plus noninterest income	342,167	303,132	287,423	285,688	264,938
Efficiency ratio (non-GAAP)	53.86%	51.39%	50.60%	51.77%	54.06%
Tangible common equity (non-GAAP)
Total shareholders' equity (GAAP basis)	1,154,711	1,191,998	935,761	884,031	841,956
Less: goodwill and other intangible assets	(382,099)	(382,540)	(290,047)	(295,347)	(296,580)
Tax effect of other intangible assets	1,822	2,293	546	1,287	1,719
Tangible common equity (non-GAAP)	774,434	811,751	646,260	589,971	547,095
Total assets (GAAP basis)	8,967,897	8,764,649	7,252,221	7,060,255	6,943,053
Less: goodwill and other intangible assets	(382,099)	(382,540)	(290,047)	(295,347)	(296,580)
Tax effect of other intangible assets	1,822	2,293	546	1,287	1,719
Tangible assets (non-GAAP)	8,587,620	8,384,402	6,962,720	6,766,195	6,648,192
Tangible common shareholders' equity/tangible assets (non-GAAP)	9.02%	9.68%	9.28%	8.72%	8.23%

Item 6.  SELECTED FINANCIAL DATA - continued
The following profitability metrics are adjusted to exclude merger related expenses from the DNB merger for the year ended:

	December 31,
(dollars in thousands)	2020	2019
Diluted Earnings Per Share
Net income	$21,040	$98,234
Adjust for merger related expenses	2,342	11,350
Tax effect of merger related expenses	(492)	(2,106)
Net income excluding merger related expenses (non-GAAP)	$22,890	$107,478
Average shares outstanding - diluted	39,070	34,723
Diluted adjusted earnings per share (non-GAAP)	$0.59	$3.09

Common Return on Average Tangible Common Shareholders' Equity (non-GAAP)
Net income	$21,040	$98,234
Adjust for merger related expenses	2,342	11,350
Tax effect of merger related expenses	(492)	(2,106)
Net income excluding merger related expenses	22,890	107,478
Plus: amortization of intangibles	2,532	836
Tax effect of amortization of intangibles	(532)	(176)
Adjusted net income	24,890	108,138
Total average shareholders’ equity (GAAP Basis)	1,169,489	983,908
Less: average goodwill and average other intangible assets	(382,907)	(298,228)
Tax effect of other intangible assets	2,061	639
Tangible average common shareholders' equity (non-GAAP)	$788,643	$686,319
Common return on average tangible common shareholders' equity (non-GAAP)	3.16%	15.76%

Return on Average Assets (non-GAAP)
Net income excluding merger related expenses	$22,890	$107,478
Average total assets	9,152,747	7,435,536
Return on average assets (non-GAAP)	0.25%	1.45%

Return on Average Shareholders' Equity (non-GAAP)
Net income excluding merger related expenses	$22,890	$107,478
Average total shareholders' equity	1,169,489	983,908
Return on average shareholders' equity (non-GAAP)	1.96%	10.92%

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
Important Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting S&T and its future business and operations. Forward looking statements are typically identified by words or phrases such as “will likely result”, “expect”, “anticipate”, “estimate”, “forecast”, “project”, “intend”, “ believe”, “assume”, “strategy”, “trend”, “plan”, “outlook”, “outcome”, “continue”, “remain”, “potential”, “opportunity”, “believe”, “comfortable”, “current”, “position”, “maintain”, “sustain”, “seek”, “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses and the credit risk of our commercial and consumer loan products; changes in the level of charge-offs and changes in estimates of the adequacy of the allowance for credit losses, or ACL; cyber security concerns; rapid technological developments and changes; operational risks or risk management failures by us or critical third parties, including fraud risk; our ability to manage our reputational risks; sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; the transition from LIBOR as a reference rate; regulatory supervision and oversight, including changes in regulatory capital requirements and our ability to address those requirements; unanticipated changes in our liquidity position; changes in accounting policies, practices, or guidance, for example, our adoption of CECL; legislation affecting the financial services industry as a whole, and S&T, in particular; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions, including DNB, cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; reliance on significant customer relationships; an interruption or cessation of an important service by a third-party provider; our ability to attract and retain talented executives and employees; our ability to successfully manage our CEO transition; general economic or business conditions, including the strength of regional economic conditions in our market area; the duration and severity of the coronavirus (“COVID-19”) pandemic, both in our principal area of operations and nationally, including the ultimate impact of the pandemic on the economy generally and on our operations; our participation in the Paycheck Protection Program; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; the stability of our core deposit base and access to contingency funding; re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses. Many of these factors, as well as other factors, are described elsewhere in this report, including Part I, Item 1A, Risk Factors and any of our subsequent filings with the SEC. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

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
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. We currently view the determination of the ACL, goodwill and other intangible assets and accounting for acquisitions to be critical accounting policies. We have updated our ACL policy in response to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. During 2019, we identified accounting for business combinations as a critical accounting policy due to our merger with DNB. Otherwise, we did not significantly change the manner in which we applied our critical accounting policies or developed related assumptions or estimates. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee.
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
The ACL for homogeneous loans is calculated using a life-time loss rate methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. The ACL model is comprised of six distinct portfolio segments: 1)
Construction, 2) Commercial Real Estate, or CRE, 3) Commercial and Industrial, or C&I, 4) Business Banking, 5) Consumer
Real Estate and 6) Other Consumer. Each segment has a distinct set of risk characteristics monitored by management. We further evaluate the ACL at a disaggregated level which includes type of collateral and our internal risk rating system for the commercial segments and type of collateral, lien position, and FICO score, for the consumer segments. Historical credit loss experience is the basis for the estimation of expected credit losses. Our quantitative model uses historic data back to the second quarter of 2009. We apply historical loss rates to pools of loans with similar risk characteristics. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and supportable forecast adjustment is based on the unemployment forecast and management judgment. For periods beyond our two year reasonable and supportable forecast, we revert to historical loss rates utilizing a straight-line method over a one year reversion period. The qualitative adjustments for current conditions are based upon changes in lending policies and practices, experience and ability of lending staff, quality of the bank’s loan review system, value of underlying collateral, the existence of and changes in concentrations and other external factors. These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in other liabilities.
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
Our ACL Committee meets quarterly to verify the overall appropriateness of the ACL. Additionally, on an annual basis, the ACL Committee meets to validate our ACL methodology. This validation includes reviewing the loan segmentation, critical model assumptions, forecast and the qualitative framework. As a result of this ongoing monitoring process, we may make changes to our ACL to be responsive to the economic environment.
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

Allowance for Loan Losses

Prior to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, we calculated our allowance for loan losses, or ALL, using an incurred loan loss methodology. The following policy related to the ALL in prior periods.
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
In conjunction with our annual review of the ALL assumptions prior to 2020, we updated our analysis of LEPs for our Commercial and Consumer loan portfolio segments using our loan charge-off history. Based on our updated analysis, we shortened our LEP over the construction portfolio from 4 years to 3 years and made no other changes. We estimate an LEP of 3 years for CRE, 3 years for construction and 1.25 years for C&I. We estimate an LEP of 2.75 years for Consumer Real Estate and 1.25 years for Other Consumer.
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
The carrying value of goodwill is tested annually for impairment each October 1st or more frequently if events and circumstances indicate that it may be impaired. We test for impairment by comparing the fair value of our Community Banking reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.
Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The fair value of the reporting unit is determined by using both a discounted cash flow model and market based models. The discounted cash flow model has many assumptions including future earnings projections, a long-term growth rate and discount rate. The market based method calculates the fair value based on observed price multiples for similar companies. The fair values of each method are then weighted based on the relevance and reliability in the current economic environment.
We determine the amount of identifiable intangible assets based upon independent core deposit and insurance contract valuations at the time of acquisition. Intangible assets with finite useful lives, consisting primarily of core deposit and customer list intangibles, are amortized using straight-line or accelerated methods over their estimated weighted average useful lives, ranging from 10 to 20 years. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No such events or changes in circumstances occurred during the years ended December 31, 2020, 2019 and 2018.
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
Acquired loans are recorded at fair value on the date of acquisition with no carryover of the related ACL. Determining the fair value of acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. In estimating the fair value of our acquired loans, we considered a number of factors including loss rates, internal risk rating, delinquency status, loan type, loan term, prepayment rates, recovery periods and the current interest rate environment. The premium or discount estimated through the loan fair value calculation is recognized into interest income on a level yield basis over the remaining life of the loans.
Acquired loans, including those acquired in a business combination, are evaluated to determine if they have experienced more-than-insignificant deterioration in credit quality since origination. When the condition exists, these loans are referred to as purchased credit deteriorated, or PCD. An allowance is recognized for a PCD loan by adding it to the purchase price or fair

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

value in a business combination. There is no provision for credit losses, or PCL, recognized upon acquisition of a PCD loan since the initial allowance is established through the purchase accounting. After initial recognition, the accounting for a PCD loan follows the credit loss model that applies to that type of asset. Purchased financial loans that do not have a more-than-significant deterioration in credit quality since origination are accounted for in a manner consistent with originated loans. An ACL is recorded with a corresponding charge to PCL. Subsequent to the acquisition date, the methods utilized to estimate the required ACL for these loans is similar to the method used for originated loans.
Prior to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the methods utilized to estimate the required ALL for acquired loans was similar to the method used for originated loans; however, we recorded a provision for credit losses only when the required allowance exceeded the remaining fair value adjustment. Acquired loans were considered impaired if there was evidence of credit deterioration since origination and if it was probable at time of acquisition that all contractually required payments would not be collected.
Recent Accounting Pronouncements and Developments
Note 1 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, which is included in Part II, Item 8 of this Report, discusses new accounting pronouncements that we have adopted and the expected impact of accounting pronouncements recently issued or proposed, but not yet required to be adopted.
Executive Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.0 billion at December 31, 2020. We operate in five markets including Western Pennsylvania, Eastern Pennsylvania, Northeast Ohio, Central Ohio and Upstate New York.
We provide a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol "STBA".
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
As we continue to navigate through the uncertainty resulting from the COVID-19 pandemic, our first priority is the safety of both our employees and customers. Our financial performance has been negatively impacted in many ways due to the COVID-19 pandemic. We are closely monitoring our asset quality with a focus on the portfolios that have been significantly impacted by the COVID-19 pandemic, including our hotel portfolio. We have increased our ACL to be responsive to this additional risk within our loan portfolio. Our balance sheet is asset sensitive so we have experienced a negative impact to our net interest income and net interest margin, or NIM, as interest rates declined in the first half of 2020. Our net interest income is also being impacted by declining loan balances as new loan originations have decreased in the current environment. Offsetting this impact was the origination of $555.9 million of Paycheck Protection Program, or PPP, loans during 2020. Our noninterest income has also been negatively impacted due to changes in our customers' behavior during these times which has been somewhat mitigated by strong mortgage banking income due to significant refinance activity. We are taking a prudent approach to capital management given the economic uncertainty. Our internally-run capital stress test results demonstrate that we have adequate capital cushions. We are well capitalized and we believe that we have sufficient excess capital to manage through the uncertainty resulting from the COVID-19 pandemic.
In response to the current economic environment as a result of the COVID-19 pandemic, we completed an interim quantitative goodwill impairment analysis as of November 30, 2020 and updated our analysis as of December 31, 2020. Based upon our impairment analysis, we determined that our goodwill of $373.4 million was not impaired at December 31, 2020.
We experienced a pre-tax loss of $58.7 million related to a customer fraud resulting from a check kiting scheme during 2020. This matter was disclosed in our Form 8-K filed on May 26, 2020. The fraud was perpetrated by a single business customer and the customer has plead guilty in a criminal investigation. This fraud loss reduced net income by $46.3 million, or $1.19 per diluted share, in 2020. We continue to pursue all available sources of recovery to mitigate the loss. An internal review of the matter has been completed and various process and monitoring enhancements have been implemented. The customer also

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

had a lending relationship of $14.8 million, including a $14.0 million CRE loan and an $0.8 million line of credit. We recognized a $8.9 million charge-off related to this lending relationship during 2020.

Results of Operations
Year Ended December 31, 2020
COVID-19 Update
S&T has monitored the impact of the COVID-19 pandemic throughout the year and has taken steps to mitigate the potential risks and impact on S&T and to promote the health and safety of our employees, and the customers and communities that we serve. We have taken preventive health measures for our employees through rigorous sanitation, social distancing, wearing masks, remote work where feasible and providing access to financial wellness programs. We reopened our branches with extensive safety measures and are encouraging our customers to use online and mobile banking solutions. We have also extended our solution center hours to allow for customer consultation without entering a branch. Our Business Continuity teams were activated and have guided our efforts to respond to the rapidly developing situation.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the Paycheck Protection Program, or PPP, a $349 billion program designed to aid small and medium sized businesses through federally guaranteed loans distributed through banks. The Paycheck Protection Program and Health Care Enhancement Act, or PPP/HCEA, was signed into law on April 24, 2020. The PPP/HCEA authorized an additional $310 billion of funding under the CARES Act for PPP loans among other provisions. On July 4, 2020, legislation was passed to extend the application period for the PPP through August 8, 2020. These loans are intended to cover eight weeks of payroll and other permitted expenses to help those businesses remain viable.
As of December 31, 2020, we originated $555.9 million of PPP loans. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00 percent and a term of two years, or five years for loans approved by the SBA, on or after June 5, 2020. Payments are deferred for at least six months of the loan. The loans are 100 percent guaranteed by the SBA.
The extent to which COVID-19 may adversely impact our business depends on future developments which are highly uncertain and unpredictable. The COVID-19 pandemic has had, and we expect that it will continue to have, negative impacts on
S&T’s commercial and consumer loan customers and the economy as a whole. The pandemic caused, among other things, an increase in the provision for credit losses, a higher ACL as a percentage of total portfolio loans for each of the quarters ended in 2020 compared to December 31, 2019, and exclusive of the increase in portfolio loans due to the PPP portfolio, a decrease in portfolio loans compared to December 31, 2019. The severity and length of the COVID-19 pandemic’s impact on S&T and the U.S. and global economies continues to be unknown.
In order to assist our customers through this difficult period, we have provided the following assistance, which may have an adverse impact on our results in the short term, but which we believe will provide better outcomes in the long term for our customers and for S&T.

•We provided needs-based payment deferrals and modifications to interest only periods to commercial loans during 2020 totaling $1.2 billion. Only $195.6 million remain on deferral at December 31, 2020.
•We provided loan payment deferrals, with no negative credit bureau reporting, to mortgage and consumer loans during 2020 totaling $69.0 million. No loans remain on deferral at December 31, 2020.
•We paused foreclosures/repossessions for mortgages and consumer loans.
Earnings Summary
Net income decreased $77.2 million, or 78.6 percent, to $21.0 million, or $0.53 per diluted share, in 2020 compared to $98.2 million, or $2.82 per diluted share in 2019. Net income in 2020 was significantly impacted by a $46.3 million after-tax, or $1.19 per diluted share, fraud loss. The 2019 results included $11.4 million, or $0.27 per diluted share, of merger related

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

expenses. The DNB merger results have been included in our financial statements since the consummation of the merger on November 30, 2019.
Net interest income increased $32.6 million, or 13.2 percent, to $279.4 million compared to $246.8 million in 2019 primarily due to the merger with DNB in late 2019. Average interest-earnings assets increased $1.5 billion, or 21.6 percent, to $8.4 billion compared to 2019. Average interest-bearing liabilities increased $862.2 million, or 17.7 percent, to $5.7 billion compared to 2019 with increases in average interest-bearing deposits of $923.1 million offset by decreases in borrowings of $61.0 million. Net interest margin, on a fully taxable-equivalent, or FTE, basis (non-GAAP), decreased 26 basis points to
3.38 percent for 2020 compared to 3.64 percent for 2019.
Net interest margin is reconciled to net interest income adjusted to an FTE basis below in the "Net Interest Income" section of this MD&A.
The provision for credit losses was $131.4 million for 2020 compared to $14.9 million in 2019. Excluding the customer fraud loss of $58.7 million, the provision for credit losses increased $57.8 million to $72.7 million for 2020 compared to $14.9 million in 2019. The significant increase in the provision for credit losses during the year was mainly due to the impact of the COVID-19 pandemic and our adoption of CECL on January 1, 2020. The COVID-19 pandemic has negatively impacted the hospitality industry resulting in deterioration in our $248 million hotel portfolio. Net loan charge-offs increased $89.7 million to $103.4 million, or 1.40 percent of average loans, for 2020 compared to $13.6 million, or 0.22 percent of average loans, in 2019. Excluding the customer fraud, net loan charge-offs were $44.7 million, or 0.60 percent in 2020.
Total noninterest income increased $7.1 million to $59.7 million compared to $52.6 million in 2019. Total noninterest income includes a full-year impact of the DNB merger for 2020 compared to one month in 2019. Additionally, the increase in noninterest income related to an increase of $8.4 million in mortgage banking income to $10.9 million compared to 2019 due to the strong refinance activity in the current interest rate environment.
Noninterest expense increased $19.5 million to $186.6 million for 2020 compared to $167.1 million for 2019. Total noninterest expense includes a full-year impact of the DNB merger for 2020 compared to one month in 2019 with increases in most noninterest expense categories. FDIC insurance increased $4.3 million due to the DNB merger, the impact of recent financial results on certain components of the assessment calculation and Small Bank Assessment Credits received in 2019. These increases were offset by a $9.0 million decrease in merger related expenses compared to 2019.
The income tax provision decreased to nearly zero for 2020 compared to an expense of $19.1 million in 2019. The decrease in our income tax provision was mainly due to a $96.3 million decrease in taxable income in 2020 compared to 2019.
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
The interest income on interest-earning assets and the net interest margin are presented on an FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and securities and the dividend-received deduction for equity securities using the federal statutory tax rate of 21 percent and the dividend-received deduction for equity securities. We believe this to be the preferred industry measurement of net interest income that provides a relevant comparison between taxable and non-taxable sources of interest income.
The following table reconciles interest income per the Consolidated Statements of Net Income to net interest income and rates on an FTE basis for the periods presented:

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Total interest income	$320,464	$320,484	$289,826
Total interest expense	41,076	73,693	55,388
Net interest income per Consolidated Statements of Net Income	279,388	246,791	234,438
Adjustment to FTE basis	3,202	3,757	3,803
Net Interest Income (FTE) (non-GAAP)	$282,590	$250,548	$238,241
Net interest margin	3.34%	3.58%	3.58%
Adjustment to FTE basis	0.04	0.06	0.06
Net Interest Margin (FTE) (non-GAAP)	3.38%	3.64%	3.64%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the years ended December 31:

	2020			2019			2018
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$179,887	$515	0.29%	$59,941	$1,233	2.06%	$56,210	$1,042	1.85%
Securities at fair value(2)(3)	764,311	19,011	2.49%	678,069	17,876	2.64%	682,806	17,860	2.62%
Loans held for sale	5,105	160	3.13%	2,169	84	3.88%	1,515	85	5.60%
Commercial real estate	3,347,234	140,288	4.19%	2,945,278	144,877	4.92%	2,779,096	132,139	4.75%
Commercial and industrial	2,018,318	77,752	3.85%	1,575,485	79,429	5.04%	1,441,560	67,770	4.70%
Commercial construction	442,088	16,702	3.78%	278,665	14,237	5.11%	314,265	15,067	4.79%
Total commercial loans	5,807,640	234,742	4.04%	4,799,428	238,543	4.97%	4,534,921	214,976	4.74%
Residential mortgage	964,740	40,998	4.25%	765,604	33,889	4.43%	696,849	29,772	4.27%
Home equity	539,461	21,469	3.98%	475,149	25,208	5.31%	474,538	22,981	4.84%
Installment and other consumer	80,032	5,248	6.56%	72,283	5,173	7.16%	67,047	4,594	6.85%
Consumer construction	13,484	594	4.40%	10,896	593	5.44%	5,336	267	5.00%
Total consumer loans	1,597,717	68,309	4.28%	1,323,932	64,863	4.90%	1,243,770	57,614	4.63%
Total portfolio loans	7,405,357	303,051	4.09%	6,123,360	303,406	4.95%	5,778,691	272,590	4.72%
Total Loans(1)(2)	7,410,462	303,211	4.09%	6,125,529	303,490	4.95%	5,780,206	272,675	4.72%
Federal Home Loan Bank and other restricted stock	18,234	929	5.10%	21,833	1,642	7.52%	30,457	2,052	6.74%
Total Interest-earning Assets	8,372,894	304,140	3.87%	6,885,372	324,241	4.71%	6,549,679	293,629	4.48%
Noninterest-earning assets	779,853			550,164			494,149
Total Assets	$9,152,747			$7,435,536			$7,043,828
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$961,823	$2,681	0.28%	$641,403	$3,915	0.61%	$570,459	$1,883	0.33%
Money market	2,040,116	11,645	0.57%	1,691,910	30,236	1.79%	1,299,185	18,228	1.40%
Savings	899,717	972	0.11%	766,142	1,928	0.25%	836,747	1,773	0.21%
Certificates of deposit	1,517,643	20,688	1.36%	1,396,706	26,947	1.93%	1,328,985	18,972	1.43%
Total Interest-bearing deposits	5,419,299	35,986	0.66%	4,496,161	63,026	1.40%	4,035,376	40,856	1.01%
Securities sold under repurchase agreements	57,673	169	0.29%	16,863	110	0.65%	45,992	221	0.48%
Short-term borrowings	155,753	1,434	0.92%	255,264	6,416	2.51%	525,172	11,082	2.11%
Long-term borrowings	47,953	1,201	2.50%	66,392	1,831	2.76%	47,986	1,129	2.35%
Junior subordinated debt securities	64,092	2,286	3.57%	47,934	2,310	4.82%	45,619	2,100	4.60%
Total borrowings	325,471	5,090	1.56%	386,453	10,667	2.76%	664,769	14,532	2.19%
Total Interest-bearing Liabilities	5,744,770	41,076	0.72%	4,882,614	73,693	1.51%	4,700,145	55,388	1.18%
Noninterest-bearing liabilities	2,238,488			1,569,014			1,435,328
Shareholders’ equity	1,169,489			983,908			908,355
Total Liabilities and Shareholders’ Equity	$9,152,747			$7,435,536			$7,043,828
Net Interest Income (2)(3)		$282,590			$250,548			$238,241
Net Interest Margin (2)(3)			3.38%			3.64%			3.64%
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent .
(3)Taxable investment income is adjusted for the dividend-received deduction for equity securities.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	2020 Compared to 2019 Increase (Decrease) Due to			2019 Compared to 2018 Increase (Decrease) Due to
(dollars in thousands)	Volume(4)	Rate(4)	Net	Volume(4)	Rate(4)	Net
Interest earned on:
Interest-bearing deposits with banks	$2,467	$(3,185)	$(718)	$69	$122	$191
Securities at fair value(2)(3)	2,274	(1,139)	1,135	(124)	140	16
Loans held for sale	114	(38)	76	37	(38)	(1)
Commercial real estate	19,772	(24,361)	(4,589)	7,902	4,836	12,738
Commercial and industrial	22,326	(24,003)	(1,677)	6,296	5,363	11,659
Commercial construction	8,349	(5,884)	2,465	(1,707)	877	(830)
Total commercial loans	50,447	(54,248)	(3,801)	12,491	11,076	23,567
Residential mortgage	8,815	(1,706)	7,109	2,937	1,180	4,117
Home equity	3,412	(7,151)	(3,739)	30	2,197	2,227
Installment and other consumer	555	(480)	75	359	220	579
Consumer construction	141	(140)	1	278	48	326
Total consumer loans	12,923	(9,477)	3,446	3,604	3,645	7,249
Total portfolio loans	63,370	(63,725)	(355)	16,095	14,721	30,816
Total loans (1)(2)	63,484	(63,763)	(279)	16,132	14,683	30,815
Federal Home Loan Bank and other restricted stock	(271)	(442)	(713)	(581)	171	(410)
Change in Interest Earned on Interest-earning Assets	$67,954	$(68,529)	$(575)	$15,496	$15,116	$30,612
Interest paid on:
Interest-bearing demand	$1,956	$(3,190)	$(1,234)	$234	$1,798	$2,032
Money market	6,223	(24,814)	(18,591)	5,510	6,498	12,008
Savings	336	(1,292)	(956)	(150)	305	155
Certificates of deposit	2,333	(8,592)	(6,259)	967	7,008	7,975
Total interest-bearing deposits	10,848	(37,888)	(27,040)	6,561	15,609	22,170
Securities sold under repurchase agreements	266	(207)	59	(140)	29	(111)
Short-term borrowings	(2,501)	(2,481)	(4,982)	(5,696)	1,030	(4,666)
Long-term borrowings	(509)	(121)	(630)	433	269	702
Junior subordinated debt securities	779	(803)	(24)	107	103	210
Total borrowings	(1,965)	(3,612)	(5,577)	(5,296)	1,431	(3,865)
Change in Interest Paid on Interest-bearing Liabilities	$8,883	$(41,500)	$(32,617)	$1,265	$17,040	$18,305
Change in Net Interest Income	$59,071	$(27,029)	$32,042	$14,231	$(1,924)	$12,307
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent.
(3)Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(4)Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.

Net interest income on an FTE basis (non-GAAP) increased $32.0 million, or 12.8 percent, compared to 2019. Net interest income was favorably impacted by purchase accounting fair value adjustments of $4.8 million mainly related to the DNB merger. The net interest margin on an FTE basis (non-GAAP) decreased 26 basis points to 3.38% compared to 2019. This is mostly due to decreases in short-term interest rates of approximately 225 basis points. Purchase accounting fair value adjustments favorably impacted the net interest margin rate on an FTE basis by 6 basis points for 2020.
Interest income on an FTE basis (non-GAAP) decreased $0.6 million, or 0.2 percent, compared to 2019. The change was primarily due to increases in average interest-earning assets of $1.5 billion offset by lower short-term interest rates compared to 2019. Average loan balances increased $1.3 billion compared to 2019 due to the DNB merger and organic loan growth. PPP loans contributed $380.1 million of the average increase in loans. The average rate earned on loans decreased 86 basis points primarily due to lower short-term interest rates. Average interest-bearing deposits with banks increased $119.9 million and the average rate earned decreased 177 basis points compared to 2019. Average investment securities increased $86.2 million and the average rate earned decreased 15 basis points. Overall, the FTE rate on interest-earning assets (non-GAAP) decreased 84 basis points compared to 2019.
Interest expense decreased $32.6 million compared to 2019. The decrease was primarily due to lower short-term interest

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

rates. Average interest-bearing deposits increased $923.1 million compared to 2019 due to the DNB merger and organic deposit growth. We experienced deposit growth throughout 2020 due to customer PPP loans and stimulus payments along with customers conservatively holding cash deposits in these uncertain times. The average rate paid decreased 74 basis points compared to 2019 primarily due to lower short-term interest rates. Average borrowings decreased $61.0 million due to increased deposits and the average rate paid decreased 120 basis points due to lower short-term interest rates. Overall, the cost of interest-bearing liabilities decreased 79 basis points compared to 2019.
Provision for Credit Losses
The provision for credit losses, which includes a provision for losses on loans and on unfunded loan commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. The provision for credit losses increased $116.5 million to $131.4 million for 2020 compared to $14.9 million for 2019.
We recognized a charge-off of $58.7 million related to a customer fraud from a check kiting scheme during the second quarter of 2020. The fraud was perpetrated by a single business customer and the customer has plead guilty in a criminal investigation. We continue to pursue all available sources of recovery to mitigate the loss. The customer also had a lending relationship of $14.8 million, including a $14.0 million commercial real estate loan and an $0.8 million line of credit which resulted in an additional $8.9 million charge-off in 2020. At December 31, 2020, $5.9 million remains outstanding as a nonperforming loan that has been fully charged down to the estimated sale price of the collateral.
Excluding the customer fraud loss of $58.7 million, the provision for credit losses increased $57.8 million to $72.7 million for 2020 compared to $14.9 million in 2019. The significant increase in the provision for credit losses during the year was mainly due to the impact of the COVID-19 pandemic and our adoption of CECL on January 1, 2020. The COVID-19 pandemic has negatively impacted the hospitality industry resulting in deterioration in our $248 million hotel portfolio.
The impact of COVID-19 was captured in our quantitative reserve as certain impacted loans were downgraded to special mention and substandard and in our qualitative reserve through our economic forecast and other qualitative adjustments. Commercial special mention, substandard and doubtful loans increased $281 million to $572 million compared to $290 million at December 31, 2019, with an increase of $162 million in substandard loans, $113 million in special mention loans and $11.4 million in doubtful loans. The increase in both special mention and substandard loans was mainly due to downgrades in our hotel portfolio. Specific reserves on loans individually assessed increased $11.3 million to $13.5 million compared to $2.2 million in 2019. Included in the $13.5 million of specific reserves was $6.7 million for loans in our hotel portfolio. Specific reserves for hotels were based on liquidation values from appraisals received in the fourth quarter of 2020. Our qualitative reserve increased $14.1 million in 2020 which included $8.6 million for the economic forecast and $3.2 million for portfolio allocations made in our hotel, business banking and C&I portfolios due to the COVID-19 pandemic. The change in reserve attributed to the economic forecast reflected reductions in the second and third quarters due to an improved economic forecast. Our forecast covers a period of two years and is driven primarily by national unemployment data. The change attributed to the portfolio allocations was primarily due to $3.0 million of ACL added for our business banking portfolio.
Net loan charge-offs were $103.4 million, or 1.40% of average loans, in 2020 compared to $13.6 million, or 0.22% of average loans, during 2019. Excluding the customer fraud, net loan charge-offs were $44.7 million, or 0.60% in 2020.
Refer to the Credit Quality section of this MD&A for further details.

Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Securities gains, net	$142	$(26)	$168	NM
Debit and credit card	15,093	13,405	1,688	12.6%
Service charges on deposit accounts	11,704	13,316	(1,612)	(12.1)%
Mortgage banking	10,923	2,491	8,432	338.5%
Wealth management	9,957	8,623	1,334	15.5%
Commercial loan swap income	4,740	5,503	(763)	(13.9)%
Other	7,160	9,246	(2,086)	(22.6)%
Total Noninterest Income	$59,719	$52,558	$7,161	13.6%
NM- percentage change not meaningful
Noninterest income increased $7.2 million, or 13.6 percent, in 2020 compared to 2019. Total noninterest income includes a full-year impact of the DNB merger for 2020 compared to one month in 2019. Our noninterest income has been negatively impacted due to changes in our customers' behavior during the pandemic. The increase in noninterest income primarily related

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

to higher mortgage banking income of $8.4 million compared to 2019 due to an increase in the volume of loans originated for sale in the secondary market resulting from a decline in mortgage interest rates. Debit and credit card fees increased $1.7 million compared to the prior year due to increased debit and credit card usage and the Merger. Wealth management fees increased $1.3 million due to the Merger. The $2.1 million decrease in other noninterest income was attributable to a change in the valuation of a deferred compensation plan, which has a corresponding offset in salaries and benefit expense resulting in no impact to net income, a change in the equity securities portfolio and a change in the credit valuation adjustment for our commercial loan swaps for risk associated with our hotel loan portfolio. Service charges on deposit accounts also decreased $1.6 million due to reduced activity related to the COVID-19 pandemic.

Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Salaries and employee benefits	$90,115	$83,986	$6,129	7.3%
Data processing and information technology	15,499	14,468	1,031	7.1%
Net occupancy	14,529	12,103	2,426	20.0%
Merger-related expenses	2,342	11,350	(9,008)	NM
Furniture, equipment and software	11,050	8,958	2,092	23.4%
Marketing	5,996	4,631	1,365	29.5%
Professional services and legal	6,394	4,244	2,150	50.7%
Other taxes	6,622	3,364	3,258	96.8%
FDIC insurance	5,089	758	4,331	571.4%
Other expenses:
Loan related expenses	5,044	3,250	1,794	55.2%
Joint venture amortization	3,215	2,648	567	21.4%
Supplies	1,318	1,159	159	13.7%
Postage	1,262	1,082	180	16.6%
Amortization of intangibles	2,531	836	1,695	202.8%
Other	15,638	14,279	1,359	9.5%
Total Other Noninterest Expense	29,008	23,254	5,754	24.7%
Total Noninterest Expense	$186,644	$167,116	$19,528	11.7%
NM - percentage not meaningful

Noninterest expense increased $19.5 million, or 11.7 percent, to $186.6 million in 2020 compared to 2019. Total noninterest expense includes a full-year impact of the DNB merger for 2020 compared to one month in 2019. Total merger expenses decreased $9.0 million compared to 2019. Total merger related expenses of $2.3 million in 2020 were comprised of $1.4 million of salaries and employee benefits, $0.4 million for data processing, $0.2 million for professional services and $0.3 million in various other expenses. The increases in net occupancy expense, furniture, equipment and software and other taxes related to the DNB merger. The increase in FDIC insurance of $4.3 million was due to the impact of recent results on certain components of the assessment calculation, such as our net loss in the second quarter of 2020 and also the Small Bank Assessment Credits that were received by all banking institutions with assets of less than $10 billion in third quarter 2019 that were not received in 2020. Also in addition to the merger, the increase of $3.3 million in other taxes was due to a one-time adjustment related to a state sales tax assessment in 2019. Salaries and employee benefits increased $6.1 million during 2020 primarily due to additional employees, mainly related to the merger, annual merit increases and higher pension expense due to an increase in retirees electing lump-sum distributions. Partially offsetting these increases were a decrease in restricted stock of $1.7 million and $3.0 million of deferred origination costs due to PPP loans and increased mortgage activity. Loan related expenses increased $1.8 million due to the customer fraud and increased mortgage volume. Professional services and legal expenses increased $2.1 million mainly due to higher legal expense.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Federal Income Taxes
The income tax provision was nearly zero compared to $19.1 million in 2019. The decrease in our income tax provision was mainly due to a $96.3 million decrease in net income before taxes in 2020 compared to 2019.
The effective tax rate, which is total tax expense as a percentage of net income before taxes, decreased 16.3 percent in 2020 to a nominal negative annual effective tax rate compared to 16.3 percent in 2019. The decrease in the effective tax rate was primarily due to significantly lower net income before taxes in 2020 compared to 2019. Historically, we have generated an annual effective tax rate that is less than the statutory rate of 21 percent due to benefits resulting from tax-exempt interest, excludable dividend income, tax-exempt income on BOLI and tax benefits associated with Low Income Housing Tax Credits, or LIHTC.
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
Total noninterest income increased $3.4 million to $52.6 million compared to $49.2 million in 2018. The increase in noninterest income primarily related to higher commercial loan swap income of $4.3 million compared to 2018 as we continue to see a high demand for this product in the current interest rate environment. Offsetting this increase was a $1.9 million gain on the sale of a majority interest in S&T Evergreen Insurance, LLC in 2018. Wealth management fees decreased $1.5 million compared to the prior year due to a decline in financial service revenue.
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
The federal income tax provision decrease $1.3 million to $19.1 million in 2019 compared to $17.8 million in 2018. The increase in our 2019 income tax provision was mainly due to non-recurring items related to the tax benefit from the pension contribution in 2018 offset by the sale of a majority interest of our insurance business in 2018.
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
The following table reconciles interest income per the Consolidated Statements of Net Income to net interest income and rates on an FTE basis for the periods presented:

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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the years ended December 31:

	2019			2018			2017
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$59,941	$1,233	2.06%	$56,210	$1,042	1.85%	$56,344	$578	1.03%
Securities, at fair value(1)(2)	678,069	17,876	2.64%	682,806	17,860	2.62%	698,460	17,320	2.48%
Loans held for sale	2,169	84	3.88%	1,515	85	5.60%	14,607	581	3.98%
Commercial real estate	2,945,278	144,877	4.92%	2,779,096	132,139	4.75%	2,638,766	114,484	4.34%
Commercial and industrial	1,575,485	79,429	5.04%	1,441,560	67,770	4.70%	1,425,421	61,976	4.35%
Commercial construction	278,665	14,237	5.11%	314,265	15,067	4.79%	426,574	17,384	4.08%
Total commercial loans	4,799,428	238,543	4.97%	4,534,921	214,976	4.74%	4,490,761	193,844	4.32%
Residential mortgage	765,604	33,889	4.43%	696,849	29,772	4.27%	699,843	28,741	4.11%
Home equity	475,149	25,208	5.31%	474,538	22,981	4.84%	484,023	20,866	4.31%
Installment and other consumer	72,283	5,173	7.16%	67,047	4,594	6.85%	69,163	4,521	6.54%
Consumer construction	10,896	593	5.44%	5,336	267	5.00%	4,631	201	4.35%
Total consumer loans	1,323,932	64,863	4.90%	1,243,770	57,614	4.63%	1,257,660	54,329	4.32%
Total portfolio loans	6,123,360	303,406	4.95%	5,778,691	272,590	4.72%	5,748,421	248,173	4.32%
Total Loans(1)(2)	6,125,529	303,490	4.95%	5,780,206	272,675	4.72%	5,763,028	248,754	4.32%
Federal Home Loan Bank and other restricted stock	21,833	1,642	7.52%	30,457	2,052	6.74%	31,989	1,483	4.64%
Total Interest-earning Assets	6,885,372	324,241	4.71%	6,549,679	293,629	4.48%	6,549,821	268,135	4.09%
Noninterest-earning assets	550,164			494,149			510,411
Total Assets	$7,435,536			$7,043,828			$7,060,232
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$641,403	$3,915	0.61%	$570,459	$1,883	0.33%	$637,526	$1,418	0.22%
Money market	1,691,910	30,236	1.79%	1,299,185	18,228	1.40%	994,783	7,853	0.79%
Savings	766,142	1,928	0.25%	836,747	1,773	0.21%	988,504	2,081	0.21%
Certificates of deposit	1,396,706	26,947	1.93%	1,328,985	18,972	1.43%	1,439,711	13,978	0.97%
Total Interest-bearing deposits	4,496,161	63,026	1.40%	4,035,376	40,856	1.01%	4,060,524	25,330	0.62%
Securities sold under repurchase agreements	16,863	110	0.65%	45,992	221	0.48%	46,662	54	0.12%
Short-term borrowings	255,264	6,416	2.51%	525,172	11,082	2.11%	644,864	7,399	1.15%
Long-term borrowings	66,392	1,831	2.76%	47,986	1,129	2.35%	18,057	463	2.57%
Junior subordinated debt securities	47,934	2,310	4.82%	45,619	2,100	4.60%	45,619	1,663	3.65%
Total borrowings	386,453	10,667	2.76%	664,769	14,532	2.19%	755,202	9,579	1.27%
Total Interest-bearing Liabilities	4,882,614	73,693	1.51%	4,700,145	55,388	1.18%	4,815,726	34,909	0.72%
Noninterest-bearing liabilities	1,569,014			1,435,328			1,372,376
Shareholders’ equity	983,908			908,355			872,130
Total Liabilities and Shareholders’ Equity	$7,435,536			$7,043,828			$7,060,232
Net Interest Income (2)(3)		$250,548			$238,241			$233,226
Net Interest Margin (2)(3)			3.64%			3.64%			3.56%
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent for 2019 and 2018 and 35 percent for 2017.
(3)Taxable investment income is adjusted for the dividend-received deduction for equity securities.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	2019 Compared to 2018 Increase (Decrease) Due to			2018 Compared to 2017 Increase (Decrease) Due to
(dollars in thousands)	Volume(4)	Rate(4)	Net	Volume(4)	Rate(4)	Net
Interest earned on:
Interest-bearing deposits with banks	$69	$122	$191	$(1)	$465	$464
Securities, at fair value(2)(3)	(124)	140	16	(388)	928	540
Loans held for sale	37	(38)	(1)	(521)	25	(496)
Commercial real estate	7,902	4,836	12,738	6,088	11,567	17,655
Commercial and industrial	6,296	5,363	11,659	702	5,092	5,794
Commercial construction	(1,707)	877	(830)	(4,577)	2,260	(2,317)
Total commercial loans	12,491	11,076	23,567	2,213	18,919	21,132
Residential mortgage	2,937	1,180	4,117	(123)	1,154	1,031
Home equity	30	2,197	2,227	(409)	2,524	2,115
Installment and other consumer	359	220	579	(138)	211	73
Consumer construction	278	48	326	31	35	66
Total consumer loans	3,604	3,645	7,249	(639)	3,924	3,285
Total portfolio loans	16,095	14,721	30,816	1,574	22,843	24,417
Total loans (1)(2)	16,132	14,683	30,815	1,053	22,868	23,921
Federal Home Loan Bank and other restricted stock	(581)	171	(410)	(71)	640	569
Change in Interest Earned on Interest-earning Assets	$15,496	$15,116	$30,612	$593	$24,901	$25,494
Interest paid on:
Interest-bearing demand	$234	$1,798	$2,032	$(149)	$614	$465
Money market	5,510	6,498	12,008	2,403	7,972	10,375
Savings	(150)	305	155	(319)	11	(308)
Certificates of deposit	967	7,008	7,975	(1,075)	6,069	4,994
Total interest-bearing deposits	6,561	15,609	22,170	860	14,666	15,526
Securities sold under repurchase agreements	(140)	29	(111)	(1)	168	167
Short-term borrowings	(5,696)	1,030	(4,666)	(1,373)	5,056	3,683
Long-term borrowings	433	269	702	767	(101)	666
Junior subordinated debt securities	107	103	210	—	437	437
Total borrowings	(5,296)	1,431	(3,865)	(607)	5,560	4,953
Change in Interest Paid on Interest-bearing Liabilities	$1,265	$17,040	$18,305	$253	$20,226	$20,479
Change in Net Interest Income	$14,231	$(1,924)	$12,307	$340	$4,675	$5,015
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent for 2019 and 2018 and 35 percent for 2017.
(3)Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(4)Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Net interest income on an FTE basis (non-GAAP) increased $12.3 million, or 5.2 percent, compared to 2018. The net interest margin on an FTE basis (non-GAAP) remained unchanged at 3.64 percent.
Interest income on an FTE basis (non-GAAP) increased $30.6 million, or 10.4 percent, compared to 2018. The increase was primarily due to an increase in average interest-earning assets of $335.7 million and higher short-term interest rates compared to 2018. Average loan balances increased $345.3 million and the average rate earned on loans increased 23 basis points primarily due to higher average short-term interest rates. Average investment securities decreased $4.7 million and the average rate earned increased two basis points. Overall, the FTE rate on interest-earning assets (non-GAAP) increased 23 basis points compared to 2018.

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
Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Securities gains, net	$(26)	$—	$(26)	NM
Service charges on deposit accounts	13,316	13,096	220	1.7%
Debit and credit card	13,405	12,679	726	5.7%
Wealth management	8,623	10,084	(1,461)	(14.5)%
Commercial loan swap income	5,503	1,225	4,278	349.2%
Insurance	355	505	(150)	(29.7)%
Mortgage banking	2,491	2,762	(271)	(9.8)%
Gain on sale of a majority interest of insurance business	—	1,873	(1,873)	NM
Other Income:
Bank owned life insurance	1,971	2,041	(70)	(3.4)%
Letter of credit origination	1,058	1,064	(6)	(0.6)%
Other	5,862	3,852	2,010	52.2%
Total Other Noninterest Income	8,891	6,957	1,934	27.8%
Total Noninterest Income	$52,558	$49,181	$3,377	6.9%
NM- percentage change not meaningful
Noninterest income increased $3.4 million, or 6.9 percent, in 2019 compared to 2018. The increase in noninterest income primarily related to higher commercial loan swap income of $4.3 million compared to 2018 as we continue to see a high demand for this product in the current interest rate environment. The $1.9 million increase in other noninterest income was primarily attributable to a change in the valuation of our rabbi trust related to a deferred compensation plan, which has a

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

corresponding offset in salaries and benefit expense resulting in no impact to net income. Offsetting these increases was a $1.9 million gain on the sale of a majority interest in S&T Evergreen Insurance, LLC in 2018. Wealth management fees decreased $1.5 million due to a decline in financial service revenue. Debit and credit card fees increased $0.7 million compared to the prior year due to increased debit and credit card usage. Service charges on deposit accounts also increased $0.2 million due to increases in fees.
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
Our efficiency ratio (non-GAAP), which measures noninterest expense as a percent of noninterest income plus net interest income, on an FTE basis, excluding security gains/losses and $11.4 million of merger related expenses, was 51.39 percent for 2019 and 50.60 percent for 2018. Refer to Explanation of Use of Non-GAAP Financial Measures in Part II, Item 6 Selected Financial Data in this Report for a discussion of this non-GAAP financial measure.
Federal Income Taxes
The income tax provision increased $1.3 million to $19.1 million in 2019 compared to $17.8 million in 2018. The increase in our 2019 income tax provision was mainly due to non-recurring items related to the tax benefit from the pension contribution in 2018 offset by the sale of a majority interest of our insurance business in 2018.
The effective tax rate, which is total tax expense as a percentage of net income before taxes, increased to 16.3 percent in 2019 compared to 14.5 percent in 2018. The increase in the effective tax rate was primarily due to lower net income before taxes in 2019 compared to 2018. Historically, we have generated an annual effective tax rate that is less than the statutory rate of 21 percent due to benefits resulting from tax-exempt interest, excludable dividend income, tax-exempt income on BOLI and tax benefits associated with Low Income Housing Tax Credits, or LIHTC.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Financial Condition
December 31, 2020
Total assets increased $203.2 million to $9.0 billion at December 31, 2020 compared to $8.8 billion at December 31, 2019. Total portfolio loans increased $88.7 million to $7.2 billion at December 31, 2020 compared to $7.1 billion at December 31, 2019. The increase in portfolio loans primarily related to growth in the commercial loan portfolio of $160.9 million with increases of $233.6 million in C&I, which included $465.5 million of loans from the PPP, and $98.8 million in commercial construction offset by a decrease of $171.5 million in the CRE portfolio compared to December 31, 2019. Excluding the PPP loans, portfolio loans decreased $376.8 million compared to December 31, 2019 due to decreased activity related to the COVID-19 pandemic. Consumer loans decreased $72.2 million compared to December 31, 2019 primarily due to a decrease in the residential mortgage portfolio of $80.2 million.
Securities decreased $10.6 million to $773.7 million at December 31, 2020 from $784.3 million at December 31, 2019. The decrease in securities is primarily due to a reduction in overall investing activities mainly during the first half of the year due to the declining interest rate environment. These reductions were partially offset by increases in unrealized gains. The bond portfolio had an unrealized gain of $33.4 million at December 31, 2020 compared to $10.7 million at December 31, 2019 due to a decrease in interest rates.
Our deposits increased $384.0 million, with total deposits of $7.4 billion at December 31, 2020 compared to $7.0 billion at December 31, 2019. Customer deposits increased $676.2 million from December 31, 2019. The increase in customer deposits primarily related to PPP and stimulus programs along with customers conservatively holding cash deposits during these uncertain times. Customer noninterest-bearing demand deposits increased $563.9 million, interest-bearing demand increased $102.4 million, money market deposits increased $37.4 million and savings increased $138.6 million offset by a decrease in certificates of deposit of $166.1 million. Total brokered deposits decreased $292.2 million from December 31, 2019 due to the customer deposit growth. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
Total borrowings decreased $188.5 million to $227.9 million at December 31, 2020 compared to $416.4 million at December 31, 2019 due to an increase in deposits. The decrease in borrowings primarily related to a decline in short-term borrowings of $206.3 million offset by an increase in securities sold under repurchase agreements of $45.3 million due to demand for the product by our REPO customers.
Total shareholders’ equity decreased by $37.3 million to $1.2 billion at December 31, 2020 compared to $1.2 billion at December 31, 2019. The decrease was primarily due to the previously disclosed fraud loss, net of tax, of $46.3 million that significantly decreased net income to $21.0 million for 2020. Net income was offset by decreases from the cumulative-effect adjustment related to the adoption of ASU 2016-13, Credit Losses, of $22.6 million, share repurchases of $12.6 million, and dividends of $43.9 million and increased by a $20.6 million increase in other comprehensive income. The increase in other comprehensive income was primarily due to a $18.0 million increase in unrealized gains on our available-for-sale securities, net of tax, and a $2.8 million change in the funded status of our employee benefit plans.
Securities Activity
The balances and average rates of our securities portfolio are presented below as of December 31:

	2020		2019		2018
(dollars in thousands)	Balance	Weighted-Average Yield	Balance	Weighted-Average Yield	Balance	Weighted-Average Yield
U.S. Treasury securities	$10,282	1.87%	$10,040	1.87%	$9,736	1.87%
Obligations of U.S. government corporations and agencies	82,904	2.28%	157,697	2.20%	128,261	2.30%
Collateralized mortgage obligations of U.S. government corporations and agencies	209,296	2.23%	189,348	2.68%	148,659	2.71%
Residential mortgage-backed securities of U.S. government corporations and agencies	67,778	1.26%	22,418	2.95%	24,350	3.43%
Commercial mortgage-backed securities of U.S. government corporations and agencies	273,681	2.41%	275,870	2.42%	246,784	2.38%
Corporate securities	2,025	3.90%	7,627	4.35%	—	—%
Obligations of states and political subdivisions (1)	124,427	3.49%	116,133	3.45%	122,266	3.43%
Marketable equity securities	3,300	2.90%	5,150	2.77%	4,816	3.02%
Total Securities	$773,693	2.42%	$784,283	2.56%	$684,872	2.65%
(1) Weighted-average yields are calculated on a taxable-equivalent basis using the federal statutory tax rate of 21 percent for 2020, 2019 and 2018.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income, and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities decreased $10.6 million to $773.7 million at December 31, 2020 from $784.3 million at December 31, 2019. The decrease in securities is primarily due to a reduction in overall investing activities mainly during the first half of the year due to the declining interest rate environment. These reductions were partially offset by increases in unrealized gains.
At December 31, 2020 our bond portfolio was in a net unrealized gain position of $33.4 million compared to a net unrealized gain position of $10.7 million at December 31, 2019. At December 31, 2020, total gross unrealized gains in the bond portfolio were $33.5 million compared to December 31, 2019, when total gross unrealized gains were $11.7 million offset by gross unrealized losses of $1.0 million. Management evaluates the securities portfolio to determine if an ACL is needed each quarter. We did not record an ACL related to the securities portfolio at December 31, 2020.
Management evaluates the bond portfolio for impairment on a quarterly basis. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security at December 31, 2020. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. We did not recognize any impairment charges on our securities portfolio in 2020, 2019 or 2018. The performance of the debt securities markets could generate impairments in future periods requiring realized losses to be reported.
The following table sets forth the maturities of securities at December 31, 2020 and the weighted average yields of such securities. Taxable-equivalent adjustments for 2020 have been made in calculating yields on obligations of state and political subdivisions.

	Maturing
	Within One Year		After One But within Five Years		After Five But Within Ten Years		After Ten Years		No Fixed Maturity
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
U.S. Treasury securities	$—	—%	$10,282	1.87%	$—	—%	$—	—%	$—	—%
Obligations of U.S. government corporations and agencies	10,152	2.17%	72,752	2.29%	—	—%	—	—%	—	—%
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—%	13,947	2.51%	89,887	2.80%	105,462	1.71%	—	—%
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—%	744	5.06%	5,400	2.70%	61,634	1.09%	—	—%
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—%	190,345	2.47%	83,336	2.28%	—	—	—	—%
Obligations of states and political subdivisions (1)	30,854	3.90%	26,009	3.25%	43,765	3.51%	23,799	3.13%	—	—%
Corporate Bonds	18	8.25%	499	3.42%	1,508	4.01%	—	—%	—	—%
Marketable equity securities	—	—%	—	—%	—	—%	—	—%	3,300	2.90%
Total	$41,024		$314,578		$223,896		$190,895		$3,300
Weighted Average Yield		3.47%		2.48%		2.75%		1.69%		2.90%
(1) Weighted-average yields are calculated on a taxable-equivalent basis using the federal statutory tax rate of 21 percent for 2020.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Lending Activity
The following table summarizes our loan portfolio as of December 31:

	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial
Commercial real estate	$3,244,974	44.91%	$3,416,518	47.87%	$2,921,832	49.13%	$2,685,994	44.62%	$2,498,476	44.53%
Commercial and industrial	1,954,453	27.05%	1,720,833	24.11%	1,493,416	25.11%	1,433,266	24.88%	1,401,035	24.97%
Commercial construction	474,280	6.56%	375,445	5.26%	257,197	4.33%	384,334	6.67%	455,884	8.12%
Total Commercial Loans	5,673,707	78.52%	5,512,796	77.24%	4,672,445	78.57%	4,503,594	78.17%	4,355,395	77.62%
Consumer
Residential mortgage	918,398	12.71%	998,585	13.99%	726,679	12.22%	698,774	12.13%	701,982	12.51%
Home equity	535,165	7.41%	538,348	7.54%	471,562	7.93%	487,326	8.46%	482,284	8.59%
Installment and other consumer	80,915	1.11%	79,033	1.10%	67,546	1.13%	67,204	1.17%	65,852	1.17%
Consumer construction	17,675	0.24%	8,390	0.12%	8,416	0.14%	4,551	0.08%	5,906	0.11%
Total Consumer Loans	1,552,153	21.48%	1,624,356	22.76%	1,274,203	21.43%	1,257,855	21.83%	1,256,024	22.38%
Total Portfolio Loans	$7,225,860	100.00%	$7,137,152	100.00%	$5,946,648	100.00%	$5,761,449	100.00%	$5,611,419	100.00%

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
Total portfolio loans increased $88.7 million, or 1.2 percent, to $7.2 billion at December 31, 2020 compared to $7.1 billion at December 31, 2019. Commercial and industrial loans, or C&I, included $465.5 million of loans originated under the PPP at December 31, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act was signed into law. The CARES Act included the PPP, a program designed to aid small and medium sized businesses through federally guaranteed loans distributed through banks. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. The loans are 100 percent guaranteed by the SBA. These loans carry a fixed rate of 1.00 percent and a term of two years, or five years for loans approved by the SBA, on or after June 5, 2020. Payments are deferred for at least six months of the loan. The SBA pays us a processing fee ranging from 1 percent to 5 percent based on the size of the loan. Interest is accrued as earned and loan origination fees and direct costs are deferred and accreted or amortized into interest income over the life of the loan using the level yield method. When a PPP loan is paid off or forgiven by the SBA, the remaining unaccreted or unamortized net origination fees or costs will be immediately recognized into income.
Commercial loans, including CRE, C&I and commercial construction, comprised 78.5 percent of total portfolio loans at December 31, 2020 and 77.2 percent at December 31, 2019. The increase of $160.9 million in commercial loans related to $233.6 million in C&I, which included $465.5 million of loans from the PPP, and $98.8 million in commercial construction loans offset by a decrease of $171.5 million in CRE compared to December 31, 2019. Excluding the PPP loans, portfolio loans decreased $376.8 million compared to December 31, 2019 due to decreased activity related to the COVID-19 pandemic.
Consumer loans represent 21.5 percent of our total portfolio loans at December 31, 2020 and 22.8 percent at December 31, 2019. Consumer loans decreased $72.2 million compared to December 31, 2019 with decreases of $80.2 million in residential mortgages and $3.2 million in home equity loans offset by increases in consumer construction of $9.3 million and installment and other consumer of $1.9 million. Residential mortgage lending continues to be a focus through a centralized mortgage origination department, secondary market activities and the utilization of commission compensated originators. Management believes that continued adherence to our conservative mortgage lending policies for portfolio mortgage loans will continue to be important. The LTV policy guideline is 80 percent for residential first lien mortgages. Higher LTV loans may be approved with the appropriate private mortgage insurance coverage. We primarily limit our fixed rate portfolio mortgage loans to a maximum term of 20 years for traditional mortgages, 30 year fixed rate construction loans and adjustable rate or balloon mortgages with a maximum amortization term of 30 years. We may originate home equity loans with a lien position that is second to unrelated third party lenders, but normally only to the extent that the combined LTV considering both the first and second liens does not

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

exceed 100 percent of the fair value of the property. Combo mortgage loans consisting of a residential first mortgage and a home equity second mortgage are also available.
We originate and sell loans into the secondary market, primarily to Fannie Mae. We sell these loans in order to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing of the loans. During 2020 and 2019, we sold $345.1 million and $94.5 million of 1-4 family mortgages to Fannie Mae. Our servicing portfolio of mortgage loans that we had originated and sold into the secondary market was $718.2 million at December 31, 2020 compared to $509.2 million at December 31, 2019.
We also offer a variety of unsecured and secured consumer loan products. LTV guidelines for direct loans are generally 90-100 percent of invoice for new automobiles and 80-90 percent of National Automobile Dealer Association value for used automobiles.
The following table presents the maturity of commercial and consumer loans outstanding as of December 31, 2020:

	Maturity
(dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Fixed interest rates	$593,709	$790,383	$401,829	$1,785,921
Variable interest rates	784,722	1,549,532	1,553,533	3,887,787
Total Commercial Loans	$1,378,431	$2,339,915	$1,955,362	$5,673,708
Fixed interest rates	65,145	190,800	279,026	534,971
Variable interest rates	462,809	111,106	443,266	1,017,181
Total Consumer Loans	$527,954	$301,906	$722,292	$1,552,152
Total Portfolio Loans	$1,906,385	$2,641,821	$2,677,654	$7,225,860

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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Nonperforming assets, or NPAs, consist of nonaccrual loans, nonaccrual TDRs and OREO. The following represents NPAs as of December 31:

(dollars in thousands)	2020	2019	2018	2017	2016
Nonperforming Loans
Commercial real estate	$87,951	$22,427	$11,085	$2,501	$15,526
Commercial and industrial	13,430	13,287	5,763	2,449	3,578
Commercial construction	384	737	11,780	1,460	4,497
Residential mortgage	11,567	6,697	3,543	3,580	4,850
Home equity	4,057	1,961	2,719	2,736	2,485
Installment and other consumer	96	36	33	62	101
Consumer construction	—	—	—	—	—
Total Nonperforming Loans	117,485	45,145	34,923	12,788	31,037
Nonperforming Troubled Debt Restructurings
Commercial real estate	17,062	6,713	967	646	3,548
Commercial and industrial	9,907	695	3,197	4,493	1,570
Commercial construction	—	—	2,413	430	1,265
Residential mortgage	1,441	822	3,585	5,068	665
Home Equity	879	678	979	954	523
Installment and other consumer	—	4	9	7	88
Total Nonperforming Troubled Debt Restructurings	29,289	8,912	11,150	11,598	7,659
Total Nonperforming Loans	146,774	54,057	46,073	24,386	38,696
OREO	2,155	3,525	3,092	469	679
Total Nonperforming Assets	$148,929	$57,582	$49,165	$24,855	$39,375
Nonperforming loans as a percent of total loans	2.03%	0.76%	0.77%	0.42%	0.76%
Nonperforming assets as a percent of total loans plus OREO	2.06%	0.81%	0.83%	0.42%	0.77%

Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. We had $0.5 million of loans 90 days or more past due and still accruing at December 31, 2020 related to the DNB merger and $3.8 million of loans 90 days or more past due and still accruing at December 31, 2019. The DNB merger loans were recorded at fair value at the time of acquisition.
Nonperforming loans increased $92.7 million to $146.8 million at December 31, 2020 compared to $54.1 million at December 31, 2019. The significant increase in nonperforming loans primarily related to the addition of $56.3 million of hotel loans which moved to nonperforming during the fourth quarter of 2020 as a result of continued deterioration due to the COVID-19 pandemic. Also moving to nonperforming during 2020 were $11.3 million and $6.7 million CRE relationships, which experienced financial deterioration that led to cash flow shortfalls, a $5.9 million CRE relationship, which was associated with the customer fraud and a $15.1 million C&I relationship, which experienced financial deterioration that led to cash flow shortfalls. The $11.3 million CRE relationship became a performing TDR in the third quarter of 2019. The relationship then moved to nonperforming in the first quarter of 2020 when the borrower experienced financial deterioration that led to cash flow issues.
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
An accruing loan that is modified into a TDR can remain in accrual status if, based on a current credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured and the borrower has demonstrated sustained historical repayment performance for a reasonable period before the modification. All commercial TDRs are individually evaluated and all consumer TDRs are reserved for at the pool level based on their similar risk characteristics. For all commercial TDRs, regardless of size, we conduct further analysis to determine the loss and assign a specific reserve to the loan if deemed appropriate. TDRs can be returned to accruing status if the ultimate collectability of all contractual amounts due,

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

according to the restructured agreement, is not in doubt and there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring.
As an example, consider a substandard commercial construction loan that is currently 90 days past due where the loan is restructured to extend the maturity date for a period longer than would be considered an insignificant period of time. The post-modification interest rate given to the borrower is considered to be lower than the current market rate for new debt with similar risk and all other terms remain the same according to the original loan agreement. This loan will be considered a TDR as the borrower is experiencing financial difficulty and a concession has been granted due to the long extension of the maturity date, resulting in payment delay as well as the rate being lower than the current market rate for new debt with similar risk. The loan will be reported as nonaccrual TDR and will be individually evaluated. In addition, the loan could be charged down to the fair value of the collateral if a confirmed loss exists. If the loan subsequently performs, by means of making on-time principal and interest payments according to the newly restructured terms for a period of six months, and it is expected that all remaining principal and interest will be collected according to the terms of the restructured agreement, the loan will be returned to accrual status and reported as an accruing TDR.
TDRs increased $0.8 million to $46.7 million at December 31, 2020 compared to $45.9 million at December 31, 2019. Total TDRs of $46.7 million at December 31, 2020 included $17.4 million, or 37.3 percent, that were performing and $29.3 million, or 62.7 percent, that were not performing. This is an increase from December 31, 2019 when we had $45.9 million in TDRs, including $37.0 million that were performing and $8.9 million that were nonperforming. The significant increase in nonperforming TDRs during 2020 primarily related to an $11.3 million CRE relationship that moved to nonperforming in the first quarter of 2020 due to financial deterioration that led to cash flow shortfalls. The loan was modified to reduce monthly payments and became a TDR during the third quarter of 2019. During the third quarter of 2020, $10.1 million was charged-off when the customer notified the bank they planned to cease operations. The increase in nonperforming TDRs during 2020 was also attributed to the addition of a $9.6 million C&I loan that was modified during the fourth quarter of 2020. The modification granted a concession to the borrower that resulted in a payment delay.
Loan modifications resulting in new TDRs during 2020 included 40 modifications for $22.7 million compared to 53 modifications for $32.2 million of new TDRs in 2019. Included in the 2020 new TDRs were 23 loans totaling $1.0 million related to consumer bankruptcy filings that were not reaffirmed, thus resulting in discharged debt, which compares to 36 loans totaling $1.1 million in 2019.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following represents delinquency as of December 31:

	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
90 days or more:
Commercial real estate	$105,014	3.24%	$29,140	0.85%	$12,052	0.41%	$3,468	0.13%	$16,172	0.65%
Commercial and Industrial	23,337	1.19%	13,982	0.81%	8,960	0.60%	5,646	0.39%	8,071	0.58%
Commercial construction	384	0.08%	737	0.20%	14,193	5.52%	3,873	1.01%	4,927	1.08%
Residential mortgage	13,008	1.42%	7,519	0.75%	7,128	0.98%	7,165	1.03%	9,918	1.41%
Home equity	4,935	0.92%	2,639	0.49%	3,698	0.78%	3,715	0.76%	3,439	0.71%
Installment and other consumer	96	0.12%	40	0.05%	42	0.06%	71	0.11%	108	0.16%
Consumer construction	—	—%	—	—%	—	—%	—	—%	—	—%
Total Loans	$146,774	2.03%	$54,057	0.76%	$46,073	0.77%	$23,938	0.42%	$42,635	0.74%
30 to 89 days:
Commercial real estate	$415	0.01%	$10,311	0.28%	$5,783	0.20%	$1,131	0.04%	$2,791	0.11%
Commercial and industrial	1,161	0.04%	4,886	0.17%	1,983	0.13%	866	0.06%	1,488	0.11%
Commercial construction	3,641	0.01%	2,119	0.25%	—	—%	2,493	0.65%	547	0.12%
Residential mortgage	2,156	0.05%	3,743	0.20%	2,104	0.29%	4,414	0.63%	2,429	0.35%
Home equity	1,274	0.18%	2,200	0.38%	2,712	0.58%	2,655	0.54%	1,979	0.41%
Installment and other consumer	205	0.21%	718	0.54%	223	0.33%	363	0.54%	220	0.33%
Consumer construction	—	—%	—	—%	—	—%	—	—%	—	—%
Loans held for sale	—	—%	—	—%	—	—%	—	—%	—	—%
Total Loans	$8,852	0.12%	$23,977	0.34%	$12,805	0.22%	$11,922	0.21%	$9,454	0.16%

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
Loans past due 90 days or more increased $92.7 million compared to December 31, 2019 and represented 2.03 percent of total loans at December 31, 2020. The change in loans past due 90 days or more is explained above. Loans past due by 30 to 89 days decreased $15.1 million and represented 0.12 percent of total loans at December 31, 2020.
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
Consumer unsecured loans and secured loans are evaluated for charge-off after the loan becomes 90 days past due. Unsecured loans are fully charged off and secured loans are charged down to the estimated fair value of the collateral less the cost to sell.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following summarizes our loan charge-off experience for each of the four years presented below:

	Years Ended December 31,
(dollars in thousands)	2020	2019(1)	2018(1)	2017(1)
ACL Balance at Beginning of Year:	$62,224	$60,996	$56,390	$52,775
Charge-offs:
	(27,512)	(3,664)	(372)	(2,304)
Commercial and industrial	(75,408)	(8,928)	(8,574)	(4,709)
Commercial construction	(454)	(406)	(2,630)	(2,571)
Consumer real estate	(1,101)	(1,353)	(1,319)	(2,274)
Other consumer	(1,890)	(1,838)	(1,694)	(1,638)
Total	(106,365)	(16,189)	(14,589)	(13,496)
Recoveries:
Commercial real estate	348	137	309	810
Commercial and industrial	1,733	1,388	1,723	654
Commercial construction	183	5	1,135	851
Consumer real estate	233	637	541	342
Other consumer	489	377	492	571
Total	2,986	2,544	4,200	3,228
Net Charge-offs	(103,379)	(13,645)	(10,389)	(10,268)
Impact of CECL adoption	27,346	—	—	—
Provision for credit losses	131,421	14,873	14,995	13,883
ACL Balance at End of Year:	$117,612	$62,224	$60,996	$56,390
(1)Represents ALL for year presented
Net loan charge-offs for 2020 were $103.4 million, or 1.40 percent of average loans, compared to $13.6 million, or 0.22 percent of average loans for 2019. In addition to the $58.7 million charge-off from the customer fraud and the $8.9 million loan charge-off for the lending relationship with this customer, the most significant charge-offs during 2020 were a $10.1 million CRE relationship and a $9.9 million C&I relationship that occurred in the first quarter of 2020. We obtained information on the C&I relationship subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2019 but before the end of the first quarter of 2020; therefore, we recorded a $9.9 million specific reserve in the day one CECL adjustment. The updated information supported a loss existed at January 1, 2020.
The following table summarizes net charge-offs as a percentage of average loans for the years presented:

	2020	2019	2018	2017	2016
Commercial real estate	0.81%	0.10%	NM	0.06%	0.10%
Commercial and industrial	3.65%	0.44%	0.48%	0.28%	0.45%
Commercial construction	0.06%	0.11%	0.48%	0.40%	0.46%
Consumer real estate	0.06%	0.05%	0.07%	0.16%	0.11%
Other consumer	1.75%	1.85%	1.79%	1.54%	2.69%
Net charge-offs to average loans outstanding	1.40%	0.22%	0.18%	0.18%	0.25%
Allowance for credit losses as a percentage of total portfolio loans	1.63%	0.87%	1.03%	0.98%	0.94%
Allowance for credit losses as a percentage of total portfolio loans excluding PPP	1.74%	—%	—%	—%	—%
Allowance for credit losses to total nonperforming loans	80%	115%	132%	236%	124%
Provision for credit losses as a percentage of net loan charge-offs	127%	109%	144%	135%	135%
NM - percentage not meaningful

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following is the ACL balance by portfolio segment as of December 31:

	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial real estate	$65,656	56%	$30,577	49%	$33,707	55%	$27,235	48%	$19,976	38%
Commercial and industrial	16,100	14%	15,681	25%	11,596	19%	8,966	16%	10,810	20%
Commercial construction	7,239	6%	7,900	13%	7,983	13%	13,167	23%	13,999	26%
Business banking	15,917	14%
Consumer real estate	10,014	9%	6,337	10%	6,187	10%	5,479	10%	6,095	12%
Other consumer	2,686	2%	1,729	3%	1,523	3%	1,543	3%	1,895	4%
Total	117,612	100%	62,224	100%	60,996	100%	56,390	100%	52,775	100%

Significant to our ACL is a higher concentration of commercial loans. The ability of borrowers to repay commercial loans is dependent upon the success of their business and general economic conditions. Due to the greater potential for loss within our commercial portfolio, we monitor the commercial loan portfolio through an internal risk rating system. Loan risk ratings are assigned based upon the creditworthiness of the borrower and are reviewed on an ongoing basis according to our internal policies. Loans rated special mention or substandard have potential or well-defined weaknesses not generally found in high quality, performing loans, and require attention from management to limit loss.
The following table summarizes the ACL balance as of December 31:

(dollars in thousands)	2020	2019	2018	2017	2016
Collectively Evaluated	$104,048	$60,024	$59,233	$56,313	$51,977
Individually Evaluated	13,564	2,200	1,763	77	798
Total Allowance for Credit Losses	$117,612	$62,224	$60,996	$56,390	$52,775

The ACL was $117.6 million, or 1.63 percent of total portfolio loans, at December 31, 2020 compared to $62.2 million, or 0.87 percent of total portfolio loans, at December 31, 2019. The increase in the ACL of $55.4 million was primarily due to a $44.1 million increase in the reserve for loans collectively evaluated and an increase of $11.3 million in specific reserves for loans individually evaluated at December 31, 2020 compared to December 31, 2019. The significant increase in the ACL during the year was mainly due to the impact of the COVID-19 pandemic and our adoption of CECL on January 1, 2020.
The adoption of CECL resulted in an increase to our ACL of $27.3 million on January 1, 2020. The increase included $8.2 million for S&T legacy loans and $9.3 million for acquired loans from the DNB merger. We also recorded a day one adjustment of $9.9 million primarily related to the C&I relationship that was charged off in the first quarter of 2020. We obtained information on this relationship subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2019 but before the end of the first quarter of 2020. The updated information supported a loss existed at January 1, 2020.
Federal Home Loan Bank and Other Restricted Stock
At December 31, 2020 and 2019, we held FHLB of Pittsburgh stock of $12.0 million and $21.9 million. This investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Pittsburgh. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon on the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value. We reviewed and evaluated the FHLB capital stock for impairment at December 31, 2020. The FHLB exceeds all required capital ratios. Additionally, we considered that the FHLB has been paying dividends and actively redeeming stock throughout 2020 and 2019. Accordingly, we believe sufficient evidence exists to conclude that no impairment existed at December 31, 2020.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Deposits
The following table presents the composition of deposits at December 31:

(dollars in thousands)	2020	2019	$ Change
Customer deposits
Noninterest-bearing demand	$2,261,994	$1,698,082	$563,912
Interest-bearing demand	864,510	762,111	102,399
Money market	1,887,051	1,849,684	37,367
Savings	969,508	830,919	138,589
Certificates of deposit	1,369,239	1,535,305	(166,066)
Total customer deposits	7,352,302	6,676,101	676,201
Brokered deposits
Interest-bearing demand	—	200,220	(200,220)
Money market	50,012	100,127	(50,115)
Certificates of deposit	18,224	60,128	(41,904)
Total brokered deposits	68,236	360,475	(292,239)
Total Deposits	$7,420,538	$7,036,576	$383,962

Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits at December 31, 2020 increased $384.0 million, or 5.5 percent, from December 31, 2019. Total customer deposits at December 31, 2020 increased $676.2 million. The increase in customer deposits primarily related to PPP and stimulus programs along with customers conservatively holding cash deposits during these uncertain times. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
The daily average balance of deposits and rates paid on deposits are summarized in the following table for the years ended December 31:

	2020		2019		2018
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$2,072,310		$1,475,960		$1,376,329
Interest-bearing demand	844,331	0.19%	561,756	0.41%	565,273	0.31%
Money market	1,960,741	0.57%	1,474,841	1.69%	1,040,214	1.24%
Savings	899,717	0.11%	766,142	0.25%	836,747	0.21%
Certificates of deposit	1,482,127	1.34%	1,322,643	1.91%	1,202,781	1.37%
Brokered deposits	232,384	1.02%	370,779	2.32%	390,360	2.05%
Total	$7,491,610	0.48%	$5,972,121	1.06%	$5,411,704	0.76%

CDs of $100,000 and over accounted for 9.3 percent of total deposits at December 31, 2020 and 12.6 percent of total deposits at December 31, 2019 and primarily represent deposit relationships with local customers in our market area.
Maturities of CDs of $100,000 or more outstanding at December 31, 2020 are summarized as follows:

(dollars in thousands)	2020
Three months or less	$276,548
Over three through six months	207,059
Over six through twelve months	135,482
Over twelve months	69,089
Total	$688,178
Borrowings
The following table represents the composition of borrowings for the years ended December 31:

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

(dollars in thousands)	2020	2019	$ Change
Securities sold under repurchase agreements, retail	$65,163	$19,888	$45,275
Short-term borrowings	75,000	281,319	(206,319)
Long-term borrowings	23,681	50,868	(27,187)
Junior subordinated debt securities	64,083	64,277	(194)
Total Borrowings	$227,927	$416,352	$(188,425)
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
At December 31, 2020, long-term borrowings decreased $27.2 million compared to December 31, 2019. Short-term borrowings decreased $206.3 million as compared to December 31, 2019 primarily due to increased deposits. At December 31, 2020, our long-term borrowings outstanding of $23.7 million included $20.6 million that were at a fixed rate and $3.1 million at a variable rate.

Information pertaining to short-term borrowings is summarized in the tables below:

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	2020	2019	2018
Balance at December 31	$65,163	$19,888	$18,383
Average balance during the year	$57,673	$16,863	$45,992
Average interest rate during the year	0.29%	0.65%	0.48%
Maximum month-end balance during the year	$92,159	$23,427	$54,579
Average interest rate at December 31	0.25%	0.74%	0.46%

	Short-Term Borrowings
(dollars in thousands)	2020	2019	2018
Balance at December 31	$75,000	$281,319	$470,000
Average balance during the year	$155,753	$255,264	$525,172
Average interest rate during the year	0.92%	2.51%	2.11%
Maximum month-end balance during the year	$410,240	$425,000	$690,000
Average interest rate at December 31	0.19%	1.84%	2.65%
Information pertaining to long-term borrowings is summarized in the tables below:

	Long-Term Borrowings
(dollars in thousands)	2020	2019	2018
Balance at December 31	$23,681	$50,868	$70,314
Average balance during the year	47,953	$66,392	$47,986
Average interest rate during the year	$—	$—	$—
Maximum month-end balance during the year	$50,635	$70,418	$70,314
Average interest rate at December 31	2.03%	2.61%	2.84%

	Junior Subordinated Debt Securities
(dollars in thousands)	2020	2019	2018
Balance at December 31	$64,083	$64,277	$45,619
Average balance during the year	$64,092	$47,934	$45,619
Average interest rate during the year	3.57%	4.82%	3.65%
Maximum month-end balance during the year	$64,848	$64,277	$45,619
Average interest rate at December 31	3.01%	4.42%	5.25%

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
Wealth Management Assets
As of December 31, 2020, the fair value of the S&T Bank Wealth Management assets under administration, which are not accounted for as part of our assets, increased to $2.1 billion from $2.0 billion as of December 31, 2019. Assets under administration consisted of $1.2 billion in S&T Trust, $0.7 billion in S&T Financial Services and $0.2 billion in Stewart Capital Advisors.

Capital Resources
Shareholders’ equity decreased $37.3 million, or 3.1 percent, to $1.2 billion at December 31, 2020 compared to $1.2 billion at December 31, 2019. The decrease was primarily due to the previously disclosed fraud loss, net of tax, of $46.3 million, the cumulative-effect adjustment related to the adoption of ASU 2016-13, Credit Losses, of $22.6 million, share repurchases of $12.6 million and dividends of $43.9 million, offset by a $20.6 million increase in other comprehensive income. The increase in other comprehensive income was due to a $17.8 million increase in unrealized gains on our available-for-sale securities, net of tax, and a $2.8 million change in the funded status of our employee benefit plan.
We continue to maintain our capital position with a leverage ratio of 9.43 percent as compared to the regulatory guideline of 5.00 percent to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 11.33 percent compared to the regulatory guideline of 6.50 percent to be well-capitalized. Our risk-based Tier 1 and Total capital ratios were 11.74 percent and 13.44 percent, which places us above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00 percent and 10.00 percent, respectively. We believe that we have the ability to raise additional capital, if necessary.
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
In July 2013 the federal banking agencies issued a final rule to implement Basel III (which were agreements reached in July 2010 by the international oversight body of the Basel Committee on Banking Supervision to require more and higher-quality capital) and the minimum leverage and risk-based capital requirements of the Dodd-Frank Act. The final rule established a comprehensive capital framework and went into effect on January 1, 2015 for smaller banking organizations such as S&T and S&T Bank. The rule also requires a banking organization to maintain a capital conservation buffer composed of common equity Tier 1 capital in an amount greater than 2.50 percent of total risk-weighted assets beginning in 2019. The capital conservation buffer is scheduled to phase in over several years. The capital conservation buffer was 0.25 percent in 2016, 0.50 percent in 2017, 0.75 percent in 2018 and increased to 1.00 percent in 2019 and beyond. As a result, starting in 2019, a banking organization must maintain a common equity tier 1 risk-based capital ratio greater than 7.00 percent, a tier 1 risk-based capital ratio greater than 8.50 percent and a total risk-based capital ratio greater than 10.50 percent; otherwise, it will be subject to restrictions on capital distributions and discretionary bonus payments. Now that the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer exceeds the regulatory capital ratios required for an insured depository institution to be well-capitalized under the FDIC's prompt corrective action framework.
Federal regulators periodically propose amendments to the regulatory capital rules and the related regulatory framework and consider changes to the capital standards that could significantly increase the amount of capital needed to meet applicable standards. The timing of adoption, ultimate form and effect of any such proposed amendments cannot be predicted.
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of December 31, 2020, we had not issued any securities pursuant to the shelf registration statement.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payments. We have various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents as of December 31, 2020 significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due In
(dollars in thousands)	2021	2022-2023	2024-2025	Later Years	Total
Deposits without a stated maturity(1)	$6,033,075	$—	$—	$—	$6,033,075
Certificates of deposit(1)	1,182,938	150,421	50,564	3,540	1,387,463
Securities sold under repurchase agreements(1)	65,163	—	—	—	65,163
Short-term borrowings(1)	75,000	—	—	—	75,000
Long-term borrowings(1)	1,251	8,153	13,461	816	23,681
Junior subordinated debt securities(1)	—	—	—	64,083	64,083
Operating and capital leases	5,058	9,968	9,801	67,554	92,381
Purchase obligations	20,643	38,141	42,619	—	101,403
Total	$7,383,128	$206,683	$116,445	$135,993	$7,842,249
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
The following table sets forth the commitments and letters of credit as of December 31:

(dollars in thousands)	2020	2019
Commitments to extend credit	$2,185,752	$1,910,805
Standby letters of credit	89,095	80,040
Total	$2,274,847	$1,990,845
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
Our allowance for unfunded commitments is determined using a methodology similar to that used to determine the ACL. The balance in the allowance for unfunded commitments increased $1.4 million to $4.5 million at December 31, 2020 compared to $3.1 million at December 31, 2019. The increase in the reserve for unfunded commitments at December 31, 2020 was primarily related to the adoption of ASU 2016-13 on January 1, 2020.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity

Liquidity is defined as a financial institution’s ability to meet its cash and collateral obligations at a reasonable cost. This includes the ability to satisfy the financial needs of depositors who want to withdraw funds or of borrowers needing to access funds to meet their credit needs. In order to manage liquidity risk, our Board of Directors has delegated authority to ALCO for the formulation, implementation and oversight of liquidity risk management for S&T. The ALCO’s goal is to maintain adequate levels of liquidity at a reasonable cost to meet funding needs in both a normal operating environment and for potential liquidity stress events. The ALCO monitors and manages liquidity through various ratios, reviewing cash flow projections, performing stress tests and having a detailed contingency funding plan. The ALCO policy guidelines define graduated risk tolerance levels. If our liquidity position moves to a level that has been defined as high risk, specific actions are required, such as increased monitoring or the development of an action plan to reduce the risk position.
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
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At December 31, 2020, we had $639.4 million in highly liquid assets, which consisted of $158.7 million in interest-bearing deposits with banks, $462.1 million in unpledged securities and $18.5 million in loans held for sale. This resulted in a highly liquid assets to total assets ratio of 7.1 percent at December 31, 2020. Also, at December 31, 2020, we had a remaining borrowing availability of $2.5 billion with the FHLB of Pittsburgh. Refer to Note 17 Short-Term Borrowings and Note 18 Long-Term Borrowings and Subordinated Debt to the Consolidated Financial Statements included in Part II, Item 8, of this Report, and the Borrowings section of this MD&A, for more details.

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
In order to monitor interest rate risk beyond the 24-month time horizon of rate shocks on pretax net interest income, we also perform EVE analyses. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. EVE change results are compared to a base case to determine the impact that market rate changes may have on our EVE. As with rate shock analyses on pretax net interest income, EVE analyses incorporate management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and the behavior and value of non-maturity deposit products. S&T policy guidelines limit the change in EVE using rate shocks in increments of +/- 100 basis points. Policy guidelines define the percent change in EVE by graduated risk tolerance levels of minimal, moderate, and high. We have also temporarily suspended the downward rate shocks of 200 basis points or more for EVE.
The table below reflects the rate shock analyses results for the 1 to 12 and 13 to 24 month periods of pretax net interest income and EVE. All results are in the minimal risk tolerance level.

	December 31, 2020			December 31, 2019
	1 - 12 Months	13 - 24 Months		1 - 12 Months	13 - 24 Months
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income	% Change in EVE	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income	% Change in EVE
400	15.8%	28.5%	28.5%	9.6%	14.4%	(1.8)%
300	11.7	21.3	29.0	7.2	10.8	2.8
200	7.7	14.3	25.6	5.0	7.6	5.5
100	4.4	8.0	17.7	2.7	4.2	5.1
(100)	(2.8)	(5.7)	(28.2)	(4.3)	(6.4)	(10.8)
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
Our rate shock analyses show an improvement in the percentage change in pretax net interest income in the 1-12 month and 13-24 month rates up and rates down scenarios when comparing December 31, 2020 to December 31, 2019. Our EVE analyses show an improvement in the percentage change in EVE in the rates up scenarios and a decline in the rates down scenario when comparing December 31, 2020 to December 31, 2019. The EVE decline is due to the low interest rate environment, which negatively impacts the value of our non-maturity deposits.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
S&T Bancorp, Inc. and Subsidiaries

	December 31,
(in thousands, except share and per share data)	2020	2019
ASSETS
Cash and due from banks, including interest-bearing deposits of $158,903 and $124,491 at December 31, 2020 and 2019	$229,666	$197,823
Securities, at fair value	773,693	784,283
Loans held for sale	18,528	5,256
Portfolio loans, net of unearned income	7,225,860	7,137,152
Allowance for credit losses	(117,612)	(62,224)
Portfolio loans, net	7,108,248	7,074,928
Bank owned life insurance	82,303	80,473
Premises and equipment, net	55,614	56,940
Federal Home Loan Bank and other restricted stock, at cost	13,030	22,977
Goodwill	373,424	371,621
Other intangible assets, net	8,675	10,919
Other assets	304,716	159,429
Total Assets	$8,967,897	$8,764,649
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,261,994	$1,698,082
Interest-bearing demand	864,510	962,331
Money market	1,937,063	1,949,811
Savings	969,508	830,919
Certificates of deposit	1,387,463	1,595,433
Total Deposits	7,420,538	7,036,576
Securities sold under repurchase agreements	65,163	19,888
Short-term borrowings	75,000	281,319
Long-term borrowings	23,681	50,868
Junior subordinated debt securities	64,083	64,277
Other liabilities	164,721	119,723
Total Liabilities	7,813,186	7,572,651
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at December 31, 2020 and 2019 Outstanding—39,298,007 shares at December 31, 2020 and 39,560,304 shares at December 31, 2019	103,623	103,623
Additional paid-in capital	400,668	399,944
Retained earnings	710,061	761,083
Accumulated other comprehensive income (loss)	8,971	(11,670)
Treasury stock—2,151,437 shares at December 31, 2020 and 1,889,140 shares at December 31, 2019, at cost	(68,612)	(60,982)
Total Shareholders’ Equity	1,154,711	1,191,998
Total Liabilities and Shareholders’ Equity	$8,967,897	$8,764,649
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF NET INCOME
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands, except per share data)	2020	2019	2018
INTEREST AND DIVIDEND INCOME
Loans, including fees	$300,960	$300,625	$269,811
Investment securities:
Taxable	14,918	14,733	14,342
Tax-exempt	3,497	3,302	3,449
Dividends	1,089	1,824	2,224
Total Interest and Dividend Income	320,464	320,484	289,826
INTEREST EXPENSE
Deposits	35,986	63,026	40,856
Borrowings and junior subordinated debt securities	5,090	10,667	14,532
Total Interest Expense	41,076	73,693	55,388
NET INTEREST INCOME	279,388	246,791	234,438
Provision for credit losses	131,424	14,873	14,995
Net Interest Income After Provision for Credit Losses	147,964	231,918	219,443
NONINTEREST INCOME
Net gain (loss) on sale of securities	142	(26)	—
Debit and credit card	15,093	13,405	12,679
Service charges on deposit accounts	11,704	13,316	13,096
Mortgage banking	10,923	2,491	2,762
Wealth management	9,957	8,623	10,084
Commercial loan swap income	4,740	5,503	1,225
Gain on sale of majority interest of insurance business	—	—	1,873
Other	7,160	9,246	7,462
Total Noninterest Income	59,719	52,558	49,181
NONINTEREST EXPENSE
Salaries and employee benefits	90,115	83,986	76,108
Data processing and information technology	15,499	14,468	10,633
Net occupancy	14,529	12,103	11,097
Furniture, equipment and software	11,050	8,958	8,083
Other taxes	6,622	3,364	6,183
Professional services and legal	6,394	4,244	4,132
Marketing	5,996	4,631	4,192
FDIC insurance	5,089	758	3,238
Merger related expenses	2,342	11,350	—
Other	29,008	23,254	21,779
Total Noninterest Expense	186,644	167,116	145,445
Income Before Taxes	21,039	117,360	123,179
Income taxes (benefit) expense	(1)	19,126	17,845
Net Income	$21,040	$98,234	$105,334
Earnings per common share—basic	$0.54	$2.84	$3.03
Earnings per common share—diluted	$0.53	$2.82	$3.01
Dividends declared per common share	$1.12	$1.09	$0.99
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands)	2020	2019	2018
Net Income	$21,040	$98,234	$105,334
Other Comprehensive Income (Loss), Before Tax:
Net change in unrealized gains (losses) on available-for-sale securities (1)	22,683	15,793	(6,794)
Net available-for-sale securities losses reclassified into earnings (2)	—	26	—
Adjustment to funded status of employee benefit plans	3,549	(1,282)	6,297
Other Comprehensive Income (Loss), Before Tax	26,232	14,537	(497)
Income tax (expense) benefit related to items of other comprehensive income	(5,591)	(3,100)	106
Other Comprehensive Income (Loss), After Tax	20,641	11,437	(391)
Comprehensive Income	$41,681	$109,671	$104,943
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
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
S&T Bancorp, Inc. and Subsidiaries

(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at December 31, 2017	$90,326	$216,106	$628,107	$(18,427)	$(32,081)	$884,031
Net Income for 2018	—	—	105,334	—	—	105,334
Other comprehensive (loss) income, net of tax	—	—	—	(391)	—	(391)
Reclassification of certain tax effects from accumulated other comprehensive income(1)	—	—	3,427	(3,427)	—	—
Reclassification of unrealized gains on equity securities(2)	—	—	862	(862)	—	—
Repurchase of warrant	—	(7,652)	—	—	—	(7,652)
Cash dividends declared ($0.99 per share)	—	—	(34,539)	—	—	(34,539)
Treasury stock repurchased (321,731 shares)	—	—	—	—	(12,256)	(12,256)
Treasury stock issued (33,676 shares, net)	—	—	(1,372)	—	715	(657)
Recognition of restricted stock compensation expense	—	1,891	—	—	—	1,891
Balance at December 31, 2018	$90,326	$210,345	$701,819	$(23,107)	$(43,622)	$935,761
Net Income for 2019	—	—	98,234	—	—	98,234
Other comprehensive income (loss), net of tax	—	—	—	11,437	—	11,437
Impact of new lease standard	—	—	167	—	—	167
Cash dividends declared ($1.09 per share)	—	—	(37,360)	—	—	(37,360)
Common stock issuance cost	—	(176)	—	—	—	(176)
Common stock issued in acquisition (5,318,962 shares)	13,297	187,334	—	—	—	200,631
Treasury stock repurchased (470,708 shares)	—	—	—	—	(18,222)	(18,222)
Treasury stock issued (28,174 shares, net)	—	—	(1,777)	—	862	(915)
Recognition of restricted stock compensation expense	—	2,441	—	—	—	2,441
Balance at December 31, 2019	$103,623	$399,944	$761,083	$(11,670)	$(60,982)	$1,191,998
Net income for 2020	—	—	21,040	—	—	21,040
Other comprehensive income (loss), net of tax	—	—	—	20,641	—	20,641
Impact of adoption of CECL	—	—	(22,590)	—		(22,590)
Cash dividends declared ($1.12 per share)	—	—	(43,949)	—	—	(43,949)
Treasury stock repurchased (411,430 shares)	—	—	—	—	(12,559)	(12,559)
Treasury stock issued (149,133 shares, net)	—	—	(5,523)	—	4,929	(594)
Recognition of restricted stock compensation expense	—	724	—	—	—	724
Balance at December 31, 2020	$103,623	$400,668	$710,061	$8,971	$(68,612)	$1,154,711
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
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands)	2020	2019	2018
OPERATING ACTIVITIES
Net Income	$21,040	$98,234	$105,334
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	131,424	14,873	14,995
Provision for unfunded loan commitments	—	436	(54)
Depreciation and amortization	7,645	8,411	7,300
Net amortization of discounts and premiums	4,205	3,243	3,180
Stock-based compensation expense	724	2,441	1,891
Securities (gains) losses	(142)	26	—
Deferred income taxes	(4,402)	(381)	3,509
(Gain) Loss on sale of fixed assets	(23)	37	(81)
Gain on the sale of loans, net	(8,998)	(1,887)	(1,537)
Gain on the sale of majority interest of insurance business	—	—	(1,873)
Pension Contribution	(115)	—	(20,420)
Net change in:
Mortgage loans originated for sale	(361,704)	(109,624)	(90,142)
Proceeds from sale of mortgage loans	357,613	109,082	93,793
Net increase in interest receivable	(2,560)	(3,768)	(1,635)
Net (decrease) increase in interest payable	(3,178)	(2,223)	2,353
Net (increase) decrease in other assets	(138,470)	(4,973)	7,247
Net increase in other liabilities	50,392	24,496	4,157
Net Cash Provided by Operating Activities	53,451	138,423	128,017
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(178,389)	(129,973)	(92,597)
Proceeds from maturities, prepayments and calls of securities available-for-sale	205,606	92,412	89,833
Proceeds from sales of securities available-for-sale	1,349	59,934	—
Net proceeds from (purchases of) the redemption of Federal Home Loan Bank stock	9,947	6,615	(165)
Net increase in loans	(194,768)	(298,741)	(207,233)
Proceeds from the sale of loans not originated for resale	547	520	7,695
Purchases of premises and equipment	(5,416)	(5,153)	(4,172)
Proceeds from the sale of premises and equipment	23	71	135
Net cash acquired from bank acquisitions	—	63,759	—
Proceeds from the sale of majority interest of insurance business	—	—	4,540
Net Cash Used in Investing Activities	(161,101)	(210,556)	(201,964)
FINANCING ACTIVITIES
Net increase in core deposits	591,932	423,203	231,756
Net (decrease) increase in certificates of deposit	(207,106)	(27,632)	14,397
Net increase (decrease) in securities sold under repurchase agreements	45,275	1,505	(31,778)
Net decrease in short-term borrowings	(206,319)	(200,000)	(70,000)
Proceeds from long-term borrowings	—	10,000	25,000
Repayments of long-term borrowings	(27,187)	(35,936)	(1,987)
Treasury shares issued - net	(594)	(915)	(657)
Sale of treasury shares	(12,559)	(18,222)	(12,256)
Costs to issue equity securities	—	(176)	—
Cash dividends paid to common shareholders	(43,949)	(37,360)	(34,539)
Repurchase warrant	—	—	(7,652)
Net Cash Provided by Financing Activities	139,493	114,467	112,284
Net increase in cash and cash equivalents	31,843	42,334	38,337
Cash and cash equivalents at beginning of year	197,823	155,489	117,152
Cash and Cash Equivalents at End of Year	$229,666	$197,823	$155,489

STATEMENTS OF CASH FLOWS
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands)	2020	2019	2018
Supplemental Disclosures
Interest paid	$44,353	$75,278	$53,035
Income taxes paid, net of refunds	$6,231	$14,663	$15,728
Loans transferred to held for sale	$640	$456	$—
Loans transferred to portfolio from held for sale	$—	$—	$7,695
Leased right-of-use operating assets and lease liabilities added to Balance Sheet	$91	$49,490	$—
Transfer net asset to investment in insurance company partnership	$—	$—	$1,917
Net assets (liabilities) from acquisitions, excluding cash and cash equivalents	$—	$43,637	$—
Transfers to other real estate owned and other repossessed assets	$631	$2,592	$870
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
We are presently engaged in non-banking activities through the following eight entities: 9th Street Holdings, Inc.; S&T Bancholdings, Inc.; CTCLIC; S&T Insurance Group, LLC; Stewart Capital Advisors, LLC.; Downco Inc.; DN Acquisition, Inc.; and DNB Financial Services, Inc. 9th Street Holdings, Inc. and S&T Bancholdings, Inc. are investment holding companies. CTCLIC, which is a joint venture with another financial institution, acts as a reinsurer of credit life, accident and health insurance policies sold by S&T Bank and the other institution. S&T Insurance Group, LLC, through its subsidiaries, offers a variety of insurance products. Stewart Capital Advisors, LLC is a registered investment advisor that manages private investment accounts for individuals and institutions. Downco Inc. and DN Acquisition Company, Inc. were acquired with the DNB merger and were incorporated for the purpose of acquiring and holding Other Real Estate Owned acquired through foreclosure or deed in-lieu-of foreclosure, as well as Bank-occupied real estate. DNB Financial Services was also acquired with the DNB merger and is a Pennsylvania licensed insurance agency, which, through a third-party marketing agreement with Cetera Investment Services, LLC, sells a variety of insurance and investment products.
On June 5, 2019 we entered into an agreement to acquire DNB Financial Corporation, or DNB, and the transaction was completed on November 30, 2019. The transaction was valued at $201.0 million and added total assets of $1.1 billion, including $909.0 million in loans, $84.2 million in goodwill and $967.3 million in deposits.
On January 1, 2018, we sold a 70 percent majority interest in the assets of our wholly-owned subsidiary S&T Evergreen Insurance, LLC. We transferred our remaining 30 percent ownership interest in the net assets of S&T Evergreen Insurance, LLC to a new entity for a 30 percent ownership interest in a new insurance entity. Refer to Note 28 Sale of a Majority Interest of Insurance Business. We use the equity method of accounting to recognize our partial ownership interest in the new entity.
Accounting Policies
Our financial statements have been prepared in accordance with GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods then ended. Actual results could differ from those estimates. Our significant accounting policies are described below.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Acquired loans are recorded at fair value on the date of acquisition with no carryover of the related allowance for credit losses, or ACL. Determining the fair value of acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. In estimating the fair value of our acquired loans, we considered a number of factors including loss rates, internal risk rating, delinquency status, loan type, loan term, prepayment rates, recovery periods and the current interest rate environment. The premium or discount estimated through the loan fair value calculation is recognized into interest income on a level yield basis over the remaining life of the loans.
Acquired loans, including those acquired in a business combination, are evaluated to determine if they have experienced more-than-insignificant deterioration in credit quality since origination. When the condition exists, these loans are referred to as purchased credit deteriorated, or PCD. An allowance is recognized for a PCD loan by adding it to the purchase price or fair value in a business combination. There is no provision for credit losses, or PCL, recognized upon acquisition of a PCD loan since the initial allowance is established through the purchase accounting. After initial recognition, the accounting for a PCD loan follows the credit loss model that applies to that type of asset. Purchased financial loans that do not have a more-than-significant deterioration in credit quality since origination are accounted for in a manner consistent with originated loans. An ACL is recorded with a corresponding charge to PCL. Subsequent to the acquisition date, the methods utilized to estimate the required ACL for these loans is similar to the method used for originated loans.
Prior to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the methods utilized to estimate the required allowance for loan losses, or ALL for acquired loans was similar to the method used for originated loans; however, we recorded a provision for credit losses only when the required allowance exceeded the remaining fair value adjustment. Acquired loans were considered impaired if there was evidence of credit deterioration since origination and if it was probable at time of acquisition that all contractually required payments would not be collected.
Fair Value Measurements
We use fair value measurements when recording and disclosing certain financial assets and liabilities. Debt securities, equity securities and derivative financial instruments are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held for sale, individually assessed loans, other real estate owned, or OREO, and other repossessed assets, mortgage servicing rights, or MSRs, and certain other assets.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Securities Held in a Deferred Compensation Plan
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
Loans Individually Evaluated
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Mortgage Servicing Rights
The fair value of MSRs is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. The valuation model includes significant unobservable inputs; therefore, MSRs are classified as Level 3. MSRs are reported in other assets in the Consolidated Balance Sheets and are amortized into mortgage banking in noninterest income in the Consolidated Statements of Net Income.
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
Loans
Our methodology to fair value loans includes an exit price notion. The fair value of variable rate loans that may reprice frequently at short-term market rates is based on carrying values adjusted for liquidity and credit risk. The fair value of variable rate loans that reprice at intervals of one year or longer, such as adjustable rate mortgage products, is estimated using discounted cash flow analyses that utilize interest rates currently being offered for similar loans and adjusted for liquidity and credit risk. The fair value of fixed rate loans is estimated using a discounted cash flow analysis that utilizes interest rates currently being offered for similar loans adjusted for liquidity and credit risk.
Bank Owned Life Insurance
Fair value approximates net cash surrender value of bank owned life insurance, or BOLI.
Federal Home Loan Bank, or FHLB, and Other Restricted Stock
It is not practical to determine the fair value of our FHLB and other restricted stock due to the restrictions placed on the transferability of these stocks; it is presented at carrying value.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
A determination will be made on whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in Other Comprehensive Income, or OCI, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet with a corresponding adjustment in noninterest income in the Consolidated Statements of Net Income. Both the allowance and the adjustment to net income can be reversed if conditions change. Our policy for credit impairment within the debt securities portfolio is based upon a number of factors, including but not limited to, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its estimated fair value and whether management intends to sell the security or if it is more likely than not that management will be required to sell the investment security prior to the security’s recovery of any decline in its estimated fair value.
Realized gains and losses on the sale of these securities are determined using the specific-identification method and are recorded within noninterest income in the Consolidated Statements of Net Income. Bond premiums are amortized to the call date and bond discounts are accreted to the maturity date, both on a level yield basis.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Equity securities are measured at fair value with net unrealized gains and losses recognized in noninterest income in the Consolidated Statements of Net Income.
Loans Held for Sale
Loans held for sale consist of 1-4 family residential loans originated for sale in the secondary market and, from time to time, certain loans transferred from the loan portfolio to loans held for sale, all of which are carried at the lower of cost or fair value. If a loan is transferred from the loan portfolio to the held for sale category, any write-down in the carrying amount of the loan at the date of transfer is recorded as a charge-off against the ACL. Subsequent declines in fair value are recognized as a charge to noninterest income. When a loan is placed in the held for sale category, we stop amortizing the related deferred fees and costs. The remaining unamortized fees and costs are recognized as part of the cost basis of the loan at the time it is sold. Gains and losses on sales of loans held for sale are included in other noninterest income in the Consolidated Statements of Net Income.
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
Acquired loans are recorded at fair value on the date of acquisition with no carryover of the related ACL. Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. In estimating the fair value of our acquired loans, we consider a number of factors including the loan term, internal risk rating, delinquency status, prepayment rates, recovery periods, estimated value of the underlying collateral and the current interest rate environment.
Closed-end installment loans, amortizing loans secured by real estate and any other loans with payments scheduled monthly are reported past due when the borrower is in arrears two or more monthly payments. Other multi-payment obligations with payments scheduled other than monthly are reported past due when one scheduled payment is due and unpaid for 30 days or more.
Generally, consumer loans are charged off against the ACL upon the loan reaching 90 days past due. Commercial loans are charged off as management becomes aware of facts and circumstances that raise doubt as to the collectability of all or a portion of the principal and when we believe a confirmed loss exists.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
The ACL for homogeneous loans is calculated using a life-time loss rate methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. The ACL model is comprised of six distinct portfolio segments: 1)
Construction, 2) Commercial Real Estate, or CRE, 3) Commercial and Industrial, or C&I, 4) Business Banking, 5) Consumer
Real Estate and 6) Other Consumer. Each segment has a distinct set of risk characteristics monitored by management. We further evaluate the ACL at a disaggregated level which includes type of collateral and our internal risk rating system for the commercial segments and type of collateral, lien position, and FICO score, for the consumer segments. Historical credit loss experience is the basis for the estimation of expected credit losses. Our quantitative model uses historic data back to the second quarter of 2009. We apply historical loss rates to pools of loans with similar risk characteristics. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and supportable forecast adjustment is based on the unemployment forecast and management judgment. For periods beyond our two year reasonable and supportable forecast, we revert to historical loss rates utilizing a straight-line method over a one year reversion period. The qualitative adjustments for current conditions are based upon changes in lending policies and practices, experience and ability of lending staff, quality of the bank’s loan review system, value of underlying collateral, the existence of and changes in concentrations and other external factors. These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in other liabilities.
The ACL for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and therefore, should be individually assessed. We evaluate all commercial loans greater than $0.5 million that meet the following criteria: 1) when it is determined that foreclosure is probable, 2) substandard, doubtful and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral, 3) any commercial TDR, or any loan reasonably expected to become a TDR whether on accrual or nonaccrual status and 4) when it is determined by management that a loan does not share similar risk characteristics with other loans. Specific reserves are established based on the following three acceptable methods for measuring the ACL: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral when the loan is collateral dependent. Our individual loan evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. Collateral values are discounted to consider disposition costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the loan is less than the loan balance.
Our ACL Committee meets quarterly to verify the overall appropriateness of the ACL. Additionally, on an annual basis, the ACL Committee meets to validate our ACL methodology. This validation includes reviewing the loan segmentation, critical model assumptions, forecast and the qualitative framework. As a result of this ongoing monitoring process, we may make changes to our ACL to be responsive to the economic environment.
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

Allowance for Loan Losses

Prior to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, we calculated our ALL using an incurred loan loss methodology. The following policy related to the

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

ALL in prior periods.
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
In conjunction with our annual review of the ALL assumptions for 2019, we have updated our analysis of LEPs for our Commercial and Consumer loan portfolio segments using our loan charge-off history. Based on our updated analysis, we shortened our LEP over the construction portfolio from 4 years to 3 years and made no other changes. We estimate an LEP of 3 years for CRE, 3 years for construction and 1.25 years for C&I. We estimate an LEP of 2.75 years for Consumer Real Estate and 1.25 years for Other Consumer.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Premises and Equipment
Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred, while improvements that extend an asset’s useful life are capitalized and depreciated over the estimated remaining life of the asset. Depreciation expense is computed by the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the particular assets. Depreciation expense is included in net occupancy on the Consolidated Statements of Net Income. Management reviews long-lived assets using events and circumstances to determine if and when an asset is evaluated for recoverability.
The estimated useful lives for the various asset categories are as follows:

1) Land and Land Improvements	Non-depreciating assets
2) Buildings	25 years
3) Furniture and Fixtures	5 years
4) Computer Equipment and Software	5 years or term of license
5) Other Equipment	5 years
6) Vehicles	5 years
7) Leasehold Improvements
Lesser of estimated useful life of the asset (generally 15 years unless established otherwise) or the remaining term of the lease, including renewal options in the lease that are reasonably assured of exercise

Right-of-Use Assets and Lease Liabilities
We determine if a contract is or contains a lease at inception. Leases are classified as either finance or operating leases. We recognize leases on our Consolidated Balance Sheets as right-of-use, or ROU, assets and related lease liabilities. Finance ROU assets are included in property and equipment and related finance lease liabilities are included in long-term borrowings. Operating lease ROU assets are included in other assets and related operating lease liabilities are included in other liabilities.  Our lease liability is calculated as the present value of the lease payments over the lease term discounted using our estimated incremental borrowing rate with similar terms at commencement date. Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term for operating leases. Interest and amortization expenses are recognized for finance leases over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term in net occupancy on our Consolidated Statements of Net Income. Refer to Note 10 Right-of-Use Assets and Lease Liabilities for more details.
Restricted Investment in Bank Stock
FHLB, stock is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Pittsburgh. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon on the member's asset value, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the low-cost products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value. Both cash and stock dividends are reported as income in taxable investment securities in the Consolidated Statements of Net Income. FHLB stock is evaluated for impairment when events and circumstance indicate that impairment could exist.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Atlantic Community Bankers’ Bank, or ACBB, stock is carried at cost and evaluated for impairment based on the ultimate recoverability of the carrying value. We do not currently use their membership products and services. We acquired ACBB stock through various mergers of banks that were ACBB members. ACBB stock is evaluated for impairment when events and circumstance indicate that impairment could exist.

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
The carrying value of goodwill is tested annually for impairment each October 1st or more frequently if events and circumstances indicate that it may be impaired. We test for impairment by comparing the fair value of our Community Banking reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.
Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The fair value of the reporting unit is determined by using both a discounted cash flow model and a market based model. The discounted cash flow model has many assumptions including future earnings projections, a long-term growth rate and discount rate. The market based model calculates fair value based on observed price multiples for similar companies. The fair values of each method are then weighted based on relevance and reliability in the current economic environment.
We determine the amount of identifiable intangible assets based upon independent core deposit and insurance contract valuations at the time of acquisition. Intangible assets with finite useful lives, consisting primarily of core deposit and customer list intangibles, are amortized using straight-line or accelerated methods over their estimated weighted average useful lives, ranging from 10 to 20 years. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No such events or changes in circumstances occurred during the years ended December 31, 2020, 2019 and 2018.
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
Variable Interest Entities
Variable interest entities, or VIEs, are legal entities that generally either do not have equity investors with voting rights or that have equity investors that do not provide sufficient financial resources for the entity to support its activities. When an enterprise has both the power to direct the economic activities of the VIE and the obligation to absorb losses of the VIE or the right to receive benefits of the VIE, the entity has a controlling financial interest in the VIE. A VIE often holds financial assets, including loans, receivables or other property. The company with a controlling financial interest, the primary beneficiary, is required to consolidate the VIE into its Consolidated Balance Sheets. S&T has three wholly-owned trust subsidiaries, STBA Capital Trust I, DNB Capital Trust I and DNB Capital Trust II, or the Trusts, for which it does not absorb a majority of expected losses or receive a majority of the expected residual returns. The DNB Capital Trust I and DNB Capital Trust II were acquired with the DNB merger. At inception, these Trusts issued floating rate trust preferred securities to the Trustees and used the proceeds from the sale to invest in junior subordinated debt securities issued by us. The Trusts pay dividends on the trust preferred securities at the same rate as the interest we pay on the junior subordinated debt held by the Trusts. The Trusts are VIEs with the third-party investors as their primary beneficiaries, and accordingly, the Trusts and their net assets are not included in our Consolidated Financial Statements. However, the junior subordinated debt securities issued by S&T are included in our Consolidated Balance Sheets.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Joint Ventures
We have made investments directly in Low Income Housing Tax Credit, or LIHTC, partnerships formed with third parties. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. These investments are amortized over a maximum of 10 years, which represents the period over which the tax credits will be utilized. Our investments in Low Income Housing Partnerships, or LIHPs, represent unconsolidated variable interest entities, or VIEs, and the assets and liabilities of the partnerships are not recorded on our balance sheet. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact the economic performance of the partnership and have both the obligation to absorb expected losses and the right to receive benefits. We use the cost method to account for these partnerships. These investments are recorded in other assets on our balance sheet. Amortization expense is included in other noninterest expense in the Consolidated Statements of Net Income.
OREO and Other Repossessed Assets
OREO and other repossessed assets are included in other assets in the Consolidated Balance Sheets and are comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of a foreclosure. At the time of foreclosure or acceptance of a deed in lieu of foreclosure, these properties are recorded at the lower of the recorded investment in the loan or fair value less cost to sell. Loan losses arising from the acquisition of any such property initially are charged against the ACL. Subsequently, these assets are carried at the lower of carrying value or current fair value less cost to sell. Gains or losses realized upon disposition of these assets are recorded in other expenses in the Consolidated Statements of Net Income.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Allowance for Unfunded Commitments
In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for unfunded commitments is determined using a similar methodology as our ACL methodology except that we apply a probability to fund assumption. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets. The reserve is calculated by applying historical loss rates and qualitative adjustments to our unfunded commitments. The provision for unfunded commitments is included in the provision for credit losses on the Consolidated Statement of Net Income.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Other fee revenue - Other fee revenue includes a variety of other traditional banking services such as, electronic banking fees, letters of credit origination fees, wire transfer fees, money orders, treasury checks, checksale fees and transfer fees. Our performance obligations are generally satisfied at a point in time and fee revenue is recognized when the services are provided or the transaction is settled.
Wealth Management Fees
Assets held in a fiduciary capacity by our subsidiary bank, S&T Bank, are not our assets and are therefore not included in our Consolidated Financial Statements. Wealth management fee income is reported in the Consolidated Statements of Net Income on an accrual basis.
Stock-Based Compensation
Stock-based compensation includes restricted stock which is measured using the fair value method of accounting. The grant date fair value is recognized over the period during which the recipient is required to provide service in exchange for the award. Compensation expense for time-based restricted stock is recognized ratably over the period of service, generally the entire vesting period, based on fair value on the grant date. Compensation expense for performance-based restricted stock is recognized ratably over the remaining vesting period once the likelihood of meeting the performance measure is probable, based on the fair value on the grant date. We estimate expected forfeitures when stock-based awards are granted and record compensation expense only for awards that are expected to vest.
Pensions
The expense for S&T Bank’s qualified and nonqualified defined benefit pension plans is actuarially determined using the projected unit credit actuarial cost method. It requires us to make economic assumptions regarding future interest rates and asset returns and various demographic assumptions. We estimate the discount rate used to measure benefit obligations by applying the projected cash flow for future benefit payments to a yield curve of high-quality corporate bonds available in the marketplace and by employing a model that matches bonds to our pension cash flows. The expected return on plan assets is an estimate of the long-term rate of return on plan assets, which is determined based on the current asset mix and estimates of return by asset class. We recognize in the Consolidated Balance Sheets an asset for the plan’s overfunded status or a liability for the plan’s underfunded status. Gains or losses related to changes in benefit obligations or plan assets resulting from experience different from that assumed are recognized as other comprehensive income (loss) in the period in which they occur. To the extent that such gains or losses exceed 10 percent of the greater of the projected benefit obligation or plan assets, they are recognized as a component of pension costs over the future service periods of actively employed plan participants. The funding policy for the qualified plan is to contribute an amount each year that is at least equal to the minimum required contribution as determined under the Pension Protection Act of 2006 and the Bipartisan Budget Act of 2015, but not more than the maximum amount permissible for taxable plan sponsors. Our nonqualified plans are unfunded.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in other assets or other liabilities, as appropriate, in the Consolidated Balance Sheets. We evaluate and assess the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintain tax accruals consistent with the evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance. These changes, when they occur, can affect deferred taxes, accrued taxes, and the current period’s income tax expense and can be significant to our operating results.
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
Diluted EPS is calculated under the more dilutive of either the treasury stock method or the two-class method. Under the treasury stock method, the weighted average number of common shares outstanding is increased by the potentially dilutive common shares. For the two-class method, diluted EPS is calculated for each class of shareholders using the weighted average number of shares attributed to each class. Potentially dilutive common shares are related to restricted stock.
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
Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove certain disclosures from Topic 820, modify disclosures and/or require additional disclosures. We adopted this ASU on January 1, 2020. The amendments in this Update required us to change our Fair Value disclosures beginning with the disclosures included in Form 10-Q for the period ended March 31, 2020. The amendments in this ASU did not materially impact our Consolidated Balance Sheets or Consolidated Statements of Net Income. Refer to Note 4 Fair Value Measurements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Financial Instruments - Credit Losses
On January 1, 2020, we adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology for determining our provision for credit losses, and ACL, with an expected loss methodology that is referred to as the CECL model. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including our loans and off-balance sheet credit exposures. In addition, ASU 2016-13 made changes to the accounting for available-for-sale debt securities. Credit losses related to available-for-sale debt securities will be measured in a manner similar to the present guidance, except that such losses will be recorded as allowances rather than as reductions in the amortized cost of the related securities.
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
In connection with our adoption of ASU 2016-13, we made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Refer to Note 9 Allowance for Credit Losses for further discussion of these portfolio segments. Our new segmentation breaks out business banking loans from our other loan segments: CRE, C&I, Commercial Construction, Consumer Real Estate and Other Consumer. Business banking loans are commercial loans made to small businesses that are standard, non-complex products and evaluated through a streamlined credit approval process that has been designed to maximize efficiency while maintaining high credit quality standards.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplifies the accounting for income taxes by removing certain exceptions and improves the consistent application of GAAP by clarifying and amending other existing guidance. The amendments in this ASU were effective on January 1, 2021 and will have no impact on our Consolidated Financial Statements.
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
In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): The amendments in this ASU are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of the reference rate reform. The amendments also optionally apply to all entities that designate receive-variable-rate, pay-variable-rate cross-currency interest rate swaps as hedging instruments in net investment hedges that are modified as a result of reference rate reform.
The amendments in these ASUs are effective as of March 12, 2020 through December 31, 2022. We are evaluating the impact of these ASUs and we expect LIBOR transition to impact our business operations, but we have not yet determined the impact to our Consolidated Financial Statements.
Codification Improvements to Subtopic 310-20, Receivables--Nonrefundable Fees and Other Costs
In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables--Nonrefundable Fees and Other Costs. The amendments in this ASU affect the guidance in ASU No. 2017-08, relating to Premium Amortization of Purchased Callable Debt Securities and clarify the Board's intent that an entity should reevaluate whether a callable debt security that has multiple call dates is within scope of paragraph 310-20-35-33 for each reporting period. For each reporting period, to the extent that the amortized cost basis of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the excess shall be amortized to the next call date. If there is no remaining premium or if there are no further call dates, the entity shall reset the effective yield using the payment terms of the debt security. The amendments in this ASU were effective on January 1, 2021 and did not materially impact our Consolidated Financial Statements.

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
The Merger was accounted for under the acquisition method of accounting and our Consolidated Financial Statements include all DNB Bank transactions beginning on December 1, 2019. Goodwill of $86.0 million at December 31, 2020 was calculated as the excess of the consideration exchanged over the fair value of the identifiable net assets acquired. All of the goodwill was assigned to our Community Banking segment. The goodwill recognized is not deductible for tax purposes.
Measurement period adjustments were $1.8 million as of November 30, 2020 which reflect facts and circumstances in existence as of the closing date of the acquisition. These measurement period adjustments primarily related to a $2.4 million reduction in the fair value of loans, a $0.3 million reduction in the fair value of borrowings, a $0.1 million reduction of other liabilities, a $0.1 million reduction in other assets and a $0.3 million increase in deferred income tax assets. The accounting for the acquisition was finalized on November 30, 2020.

NOTE 2. BUSINESS COMBINATIONS - continued

The following table presents the fair value adjustments and the measurement period adjustments as of the dates presented:

	November 30, 2019			November 30, 2020
	As Recorded by DNB	Fair Value Adjustments	As Recorded by S&T	Measurement Period Adjustments	As Recorded by S&T
Fair Value of Assets Acquired
Cash and cash equivalents	$64,119	$—	$64,119	$—	$64,119
Securities and other investments	108,715	183	108,898	—	108,898
Loans	917,127	(8,143)	908,984	(2,377)	906,607
Allowance for credit losses	(6,487)	6,487	—	—	—
Goodwill	15,525	(15,525)	—	—	—
Premises and equipment	6,782	8,090	14,872	—	14,872
Accrued interest receivable	4,138	—	4,138	—	4,138
Deferred income taxes	2,017	(3,298)	(1,281)	311	(970)
Core deposits and other intangible assets	269	(269)	—	—	—
Other assets	24,883	(4,278)	20,605	(116)	20,489
Total Assets Acquired	1,137,088	(16,753)	1,120,335	(2,182)	1,118,153
Fair Value of Liabilities Assumed
Deposits	966,263	1,002	967,265	—	967,265
Borrowings	37,617	(276)	37,341	(257)	37,084
Accrued interest payable and other liabilities	11,157	(3,184)	7,973	(122)	7,851
Total Liabilities Assumed	1,015,037	(2,458)	1,012,579	(379)	1,012,200
Total Net Assets Acquired	$122,051	$(14,295)	$107,756	$(1,803)	$105,953
Core Deposit Intangible Asset			$7,288	$—	$7,288
Wealth Management Intangible Asset			1,772	—	1,772
Total Fair Value of Net Assets Acquired and Identified			$116,816	$(1,803)	$115,013
Consideration Paid
Cash			$360	$—	$360
Common stock			200,631	—	200,631
Fair Value of Total Consideration			$200,991	$—	$200,991
Goodwill			$84,175	$1,803	$85,978
Loans acquired in the Merger were recorded at fair value with no carryover of the related ACL from DNB. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The fair value of the loans acquired was estimated at $909.0 million, net of a $10.5 million discount. The discount is accreted to interest income over the remaining contractual life of the loans. During the measurement period ended November 30, 2020, the fair value of acquired loans was reduced by $2.4 million as we finalized our evaluation of the loan portfolio to reflect facts and circumstances in existence as of the acquisition date.
As of December 31, 2020, direct costs related to the DNB merger of $13.7 million were recognized and expensed as incurred. During the year ended December 31, 2020, we recognized $2.3 million of merger related expenses including $0.2 million in legal and professional fees, $1.4 million in severance payments and stay-bonuses, $0.4 million for data processing and $0.3 million in other expenses. As of December 31, 2019, we recognized $11.4 million of merger related expenses, including $4.7 million for data processing contract termination and system conversion costs, $2.8 million in legal and professional expenses, $3.4 million in severance payments and $0.5 million in other expenses.

NOTE 3. EARNINGS PER SHARE

Diluted earnings per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine reported diluted earnings per share. The two-class method was more dilutive in 2020 and 2019 and was used to determine reported diluted earnings per share. In 2018, the treasury stock method was more dilutive and was used to determine reported diluted earnings per share. The following table reconciles the numerators and denominators of basic and diluted EPS:

	Years ended December 31,
(dollars in thousands, except share and per share data)	2020	2019	2018
Numerator for Earnings per Common Share—Basic:
Net income	$21,040	$98,234	$105,334
Less: Income allocated to participating shares	68	260	304
Net Income Allocated to Common Shareholders	$20,972	$97,974	$105,030
Numerator for Earnings per Common Share—Diluted:
Net income	$21,040	$98,234	$105,334
Denominators:
Weighted Average Common Shares Outstanding—Basic	39,070,439	34,628,191	34,775,784
Add: Dilutive potential common shares	43,193	94,763	199,625
Denominator for Treasury Stock Method—Diluted	39,113,632	34,722,954	34,975,409
Weighted Average Common Shares Outstanding—Basic	39,070,439	34,628,191	34,775,784
Add: Average participating shares outstanding	2,780	51,287	100,733
Denominator for Two-Class Method—Diluted	39,073,219	34,679,478	34,876,517
Earnings per common share—basic	$0.54	$2.84	$3.03
Earnings per common share—diluted	$0.53	$2.82	$3.01
Warrants considered anti-dilutive excluded from dilutive potential common shares - exercise price $31.53 per share, expires January 2019(1)	—	—	267,106
Restricted stock considered anti-dilutive excluded from dilutive potential common shares	1,242	12,686	81,587
(1)We repurchased our outstanding warrant on September 11, 2018 for $7.7 million. Prior to the repurchase, the warrant provided the holder the right to 517,012 shares of common stock at a strike price of $31.53 per share via cashless exercise.

NOTE 4. FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2020 and 2019. Interest rate lock commitments to borrowers were transferred from Level 2 to Level 3 during the year ended December 31, 2020 due to pull-through factors being a significant unobservable input. There were no transfers between levels for items measured at fair value on a recurring basis at December 31, 2019.

	December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Debt securities available-for-sale:
U.S. Treasury securities	$—	$10,282	$—	$10,282
Obligations of U.S. government corporations and agencies	—	82,904	—	82,904
Collateralized mortgage obligations of U.S. government corporations and agencies	—	209,296	—	209,296
Residential mortgage-backed securities of U.S. government corporations and agencies	—	67,778	—	67,778
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	273,681	—	273,681
Corporate obligations	—	2,025	—	2,025
Obligations of states and political subdivisions	—	124,427	—	124,427
Total Debt Securities Available-for-Sale	—	770,393	—	770,393
Marketable equity securities	3,228	72	—	3,300
Total Securities	3,228	770,465	—	773,693
Securities held in a deferred compensation plan	6,794	—	—	6,794
Derivative financial assets:
Interest rate swaps	—	78,319	—	78,319
Interest rate lock commitments	—	—	2,900	2,900
Total Assets	$10,022	$848,784	$2,900	$861,706
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$79,033	$—	$79,033
Forward sale contracts	—	385	—	385
Total Liabilities	$—	$79,418	$—	$79,418

	December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Debt securities available-for-sale:
U.S. Treasury securities	$—	$10,040	$—	$10,040
Obligations of U.S. government corporations and agencies	—	157,697	—	157,697
Collateralized mortgage obligations of U.S. government corporations and agencies	—	189,348	—	189,348
Residential mortgage-backed securities of U.S. government corporations and agencies	—	22,418	—	22,418
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	275,870	—	275,870
Corporate obligations	—	7,627	—	7,627
Obligations of states and political subdivisions	—	116,133	—	116,133
Total Debt Securities Available-for-Sale	—	779,133	—	779,133
Marketable equity securities	5,078	72	—	5,150
Total Securities	5,078	779,205	—	784,283
Securities held in a deferred compensation plan	5,987	—	—	5,987
Derivative financial assets:
Interest rate swaps	—	25,647	—	25,647
Interest rate lock commitments	—	321	—	321
Forward sale contracts	—	1	—	1
Total Assets	$11,065	$805,174	$—	$816,239
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$25,615	$—	$25,615
Total Liabilities	$—	$25,615	$—	$25,615

NOTE 4. FAIR VALUE MEASUREMENTS -- continued

Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either December 31, 2020 or December 31, 2019.
For Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2020 and 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average (1) (2) (3)
(dollars in thousands)
Loans individually evaluated	$67,402	Collateral method	Appraisal adjustment	0%	-	47%	16.90%
Other real estate owned	1,953	Collateral method	Costs to sell	4%	-	7.00%	4.92%
Mortgage servicing rights	4,976	Discounted cash flow method	Discount rate	9.24%	-	12.55%	9.42%
			Constant prepayment rates	8.82%	-	14.58%	13.37%
Loans held for sale	586	Collateral method	none	NA			NA
Total Assets	$74,917
NA - not applicable

	December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average (1) (2) (3)
(dollars in thousands)
Loans individually evaluated	$38,697	Collateral method	Appraisal adjustment	0%	-	20%	8.55%
		Discounted cash flow method	Discount rate	4.75%	-	5.50%	5.28%
Other real estate owned	3,231	Collateral method	Costs to sell	7.00%			7.00%
Mortgage servicing rights	1,134	Discounted cash flow method	Discount rate	9.39%	-	12.54%	9.49%
			Constant prepayment rates	7.46%	-	12.74%	9.73%
Total Assets	$43,062
(1)Weighted averages for loans individually evaluated were weighted by loan amounts.
(2)Weighted averages for other real estate owned were weighted by OREO balances.
(3)Weighted averages for mortgage services rights discount rate and prepayment rates were weighted based on note rate tranches.

NOTE 4. FAIR VALUE MEASUREMENTS -- continued

The carrying values and fair values of our financial instruments at December 31, 2020 and 2019 are presented in the following tables:

		Fair Value Measurements at December 31, 2020
(dollars in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$229,666	$229,666	$229,666	$—	$—
Securities	773,693	773,693	3,228	770,465	—
Loans held for sale	18,528	18,528	—	—	18,528
Portfolio loans, net	7,108,248	7,028,446	—	—	7,028,446
Bank owned life insurance	82,303	82,303	—	82,303	—
FHLB and other restricted stock	13,030	13,030	—	—	13,030
Collateral receivable	77,936	77,936	77,936	—	—
Securities held in a deferred compensation plan	6,794	6,794	6,794	—	—
Mortgage servicing rights	4,976	4,976	—	—	4,976
Interest rate swaps	78,319	78,319	—	78,319	—
Interest rate lock commitments	2,900	2,900	—	—	2,900
LIABILITIES
Deposits	$7,420,538	$7,422,894	$6,033,075	$1,389,819	$—
Securities sold under repurchase agreements	65,163	65,163	65,163	—	—
Short-term borrowings	75,000	75,000	75,000	—	—
Long-term borrowings	23,681	24,545	4,494	20,051	—
Junior subordinated debt securities	64,083	64,083	64,083	—	—
Interest rate swaps	79,033	79,033	—	79,033	—
Forward sale contracts	385	385	—	385	—
(1)As reported in the Consolidated Balance Sheets

		Fair Value Measurements at December 31, 2019
(dollars in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$197,823	$197,823	$197,823	$—	$—
Securities	784,283	784,283	5,078	779,205	—
Loans held for sale	5,256	5,256	—	—	5,256
Portfolio loans, net	7,074,928	6,940,875	—	—	6,940,875
Bank owned life insurance	80,473	80,473	—	80,473	—
FHLB and other restricted stock	22,977	22,977	—	—	22,977
Securities held in a deferred compensation plan	5,987	5,987	5,987	—	—
Mortgage servicing rights	4,662	4,650	—	—	4,650
Interest rate swaps	25,647	25,647	—	25,647	—
Interest rate lock commitments	321	321	—	321	—
Forward sale contracts	1	1	—	1	—
LIABILITIES
Deposits	$7,036,576	$7,034,595	$5,441,143	$1,593,452	$—
Securities sold under repurchase agreements	19,888	19,888	19,888	—	—
Short-term borrowings	281,319	281,319	281,319	—	—
Long-term borrowings	50,868	51,339	4,678	46,661
Junior subordinated debt securities	64,277	64,277	64,277	—	—
Interest rate swaps	25,615	25,615	—	25,615	—
(1)As reported in the Consolidated Balance Sheets

NOTE 5. RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS
The Board of Governors of the Federal Reserve System, or the Federal Reserve, imposes certain reserve requirements on all depository institutions. These reserves are maintained in the form of vault cash or as an interest-bearing balance with the Federal Reserve. The required reserves averaged $15.5 million for 2020, $43.9 million for 2019 and $38.8 million for 2018. The decrease in the required reserve average from 2019 to 2020 was due to the Federal Reserve reducing the reserve requirement ratio to zero percent effective on March 26, 2020. The Federal Reserve maintained this reserve requirement ratio for the remainder of 2020.
NOTE 6. DIVIDEND AND LOAN RESTRICTIONS
S&T is a legal entity separate and distinct from its banking and other subsidiaries. A substantial portion of our revenues consist of dividend payments we receive from S&T Bank. S&T Bank, in turn, is subject to state laws and regulations that limit the amount of dividends it can pay to us. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve has indicated that banking organizations should generally pay dividends only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In connection with our reduced net income and our inability to fully fund the dividend from earnings over the prior year, due in substantial part to the customer fraud that occurred in the second quarter of 2020, we received non-objection letters from the Federal Reserve to continue to pay our dividends declared in the third and fourth quarter of 2020. Thus, under certain circumstances based upon our financial condition, our ability to declare and pay quarterly dividends may require consultation with the Federal Reserve and may be prohibited by applicable Federal Reserve Board guidance.
Federal law prohibits us from borrowing from S&T Bank unless such loans are collateralized by specific obligations. Further, such loans are limited to 10 percent of S&T Bank’s capital stock and surplus.
NOTE 7. SECURITIES
The following table presents the fair values of our securities portfolio at the dates presented:

	December 31,
(dollars in thousands)	2020	2019
Debt securities available-for-sale	$770,393	$779,133
Marketable equity securities	3,300	5,150
Total Securities	$773,693	$784,283
Debt Securities Available-for-Sale
The following tables present the amortized cost and fair value of debt securities available-for-sale as of December 31, 2020 and December 31, 2019:

	December 31, 2020				December 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$9,980	$302	$—	$10,282	$9,969	$71	$—	$10,040
Obligations of U.S. government corporations and agencies	78,755	4,149	—	82,904	155,969	1,773	(45)	157,697
Collateralized mortgage obligations of U.S. government corporations and agencies	202,975	6,410	(89)	209,296	186,879	2,773	(304)	189,348
Residential mortgage-backed securities of U.S. government corporations and agencies	66,960	818	—	67,778	22,120	321	(23)	22,418
Commercial mortgage-backed securities of U.S. government corporations and agencies	258,875	14,806	—	273,681	273,771	2,680	(581)	275,870
Corporate Obligations	2,021	5	(1)	2,025	7,603	24	—	7,627
Obligations of states and political subdivisions	117,439	6,988	—	124,427	112,116	4,017	—	116,133
Total Debt Securities Available-for-Sale	$737,005	$33,478	$(90)	$770,393	$768,427	$11,659	$(953)	$779,133

NOTE 7. SECURITIES AVAILABLE-FOR-SALE -- continued

The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Years ended December 31,
(dollars in thousands)	2020	2019	2018
Gross realized gains	$219	$41	$—
Gross realized losses	(77)	(67)	—
Net Realized Gains/(Losses)	$142	$(26)	$—

The following tables present the fair value and the age of gross unrealized losses on debt securities available-for-sale by investment category as of the dates presented:

December 31, 2020
	Less Than 12 Months			12 Months or More				Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	—	$—	$—	—	$—	$—
Obligations of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations of U.S. government corporations and agencies	2	35,697	(89)	—	—	—	2	35,697	(89)
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities of U.S. government corporations and agencies				—	—	—	—	—	—
Corporate Obligations	1	499	(1)	—	—	—	1	499	(1)
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total	3	$36,196	$(90)	—	$—	$—	3	$36,196	$(90)

NOTE 7. SECURITIES AVAILABLE-FOR-SALE -- continued

	December 31, 2019
	Less Than 12 Months			12 Months or More				Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	—	$—	$—	—	$—	$—
Obligations of U.S. government corporations and agencies	3	22,638	(45)	—	—	—	3	22,638	(45)
Collateralized mortgage obligations of U.S. government corporations and agencies	6	23,393	(73)	6	25,254	(231)	12	48,647	(304)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	982	(2)	1	2,534	(21)	2	3,516	(23)
Commercial mortgage-backed securities of U.S. government corporations and agencies	9	90,005	(581)	—	—	—	9	90,005	(581)
Corporate Obligations (1)	1	79	—	—	—	—	1	79	—
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total	20	$137,097	$(701)	7	$27,788	$(252)	27	$164,885	$(953)
(1) Unrealized loss on Corporate Obligations rounded to less than one thousand dollars.
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit loss or other factors. We do not believe any individual unrealized loss as of December 31, 2020 represents an impairment. At December 31, 2020, there were 3 debt securities and at December 31, 2019 there were 27 debt securities in an unrealized loss position. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities are determined to be investment grade and paying principal and interest according to the contractual terms of the security. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. We concluded that the ACL for debt securities was immaterial at December 31, 2020. Prior to the adoption of ASU 2016-13 there was no other than temporary impairment, or OTTI, recorded during the year ended December 31, 2019.
The following table presents net unrealized gains and losses, net of tax, on debt securities available-for-sale included in accumulated other comprehensive income/(loss), for the periods presented:

	December 31, 2020			December 31, 2019
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
Total unrealized gains/(losses) on debt securities available-for-sale	$33,478	$(90)	$33,388	$11,659	$(953)	$10,706
Income tax (expense) benefit	(7,128)	19	(7,109)	(2,486)	203	(2,283)
Net Unrealized Gains/(Losses), Net of Tax Included in Accumulated Other Comprehensive Income/(Loss)	$26,350	$(71)	$26,279	$9,173	$(750)	$8,423
The amortized cost and fair value of debt securities available-for-sale at December 31, 2020 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTE 7. SECURITIES AVAILABLE-FOR-SALE -- continued

	December 31, 2020
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$40,495	$41,006
Due after one year through five years	103,119	109,043
Due after five years through ten years	41,370	43,765
Due after ten years	21,190	23,799
Debt Securities Available-for-Sale With Maturities	206,174	217,613
Collateralized mortgage obligations of U.S. government corporations and agencies	202,975	209,296
Residential mortgage-backed securities of U.S. government corporations and agencies	66,960	67,778
Commercial mortgage-backed securities of U.S. government corporations and agencies	258,875	273,681
Corporate Obligations	2,021	2,025
Total Debt Securities Available-for-Sale	$737,005	$770,393
At December 31, 2020 and 2019, debt securities with carrying values of $308 million and $286 million were pledged for various regulatory and legal requirements.
Marketable Equity Securities
The following table presents realized and unrealized net gains and losses for our marketable equity securities for the periods presented:

	Years ended December 31,
(dollars in thousands)	2020	2019	2018
Marketable Equity Securities
Net market (losses)/gains recognized	$(500)	$334	$(328)
Less: Net gains recognized for equity securities sold	142	—	—
Unrealized (Losses)/Gains on Equity Securities Still Held	$(642)	$334	$(328)

NOTE 8. LOANS AND LOANS HELD FOR SALE
Loans are presented net of unearned income of $16.0 million and $4.6 million at December 31, 2020 and 2019 and net of a discount related to purchase accounting fair value adjustments of $8.6 million and $12.3 million at December 31, 2020 and December 31, 2019.
The following table summarizes the composition of originated and acquired loans as of the dates presented:

	December 31,
(dollars in thousands)	2020	2019
Commercial
Commercial real estate	$2,791,947	$3,059,592
Commercial and industrial	1,559,552	1,480,529
Commercial construction	466,077	370,060
Business banking	1,160,067	846,790
Total Commercial Loans	5,977,643	5,756,971
Consumer
Consumer Real Estate	1,167,332	1,295,207
Other Consumer	80,885	84,974
Total Consumer Loans	1,248,217	1,380,181
Total Portfolio Loans	7,225,860	7,137,152
Loans held for sale	18,528	5,256
Total Loans(1)	$7,244,388	$7,142,408
(1) Excludes interest receivable of $24.7 million at December 31, 2020 and $22.1 million at December 31, 2019. Interest receivable is included in other assets in the Consolidated Balance Sheets.

Commercial and industrial loans, or C&I, included $465 million of loans originated under the Paycheck Protection Program, or PPP, at December 31, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act was signed into law. The CARES Act included the PPP, a program designed to aid small and medium sized businesses through federally guaranteed loans distributed through banks. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. The loans are 100 percent guaranteed by the Small Business Administration, or SBA. These loans carry a fixed rate of 1.00 percent and a term of two years, or five years for loans approved by the SBA, on or after June 5, 2020. Payments are deferred for at least six months of the loan. The SBA pays us a processing fee ranging from 1.0 percent to 5.0 percent based on the size of the loan. Interest is accrued as earned and loan origination fees and direct costs are deferred and accreted or amortized into interest income over the contractual life of the loan using the level yield method. When a PPP loan is paid off or forgiven by the SBA, the remaining unaccreted or unamortized net origination fees or costs will be immediately recognized into income.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 79 percent of total portfolio loans at December 31, 2020 and 77 percent at December 31, 2019. Within our commercial portfolio, the CRE and Commercial Construction portfolios combined comprised $3.7 billion or 66 percent of total commercial loans and 51 percent of total portfolio loans at December 31, 2020 and comprised $3.8 billion or 69 percent of total commercial loans and 53 percent of total portfolio loans at December 31, 2019. Further segmentation of the CRE and Commercial Construction portfolios by collateral type reveals no concentration in excess of 15 percent of both total CRE and Commercial Construction loans at December 31, 2020 and 11 percent at December 31, 2019.
We lend primarily in Pennsylvania and the contiguous states of Ohio, New York, West Virginia and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this geography, resulting in a concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data and information supplied by our customers. We also use subscription services for additional geographic and industry specific information. Our CRE and Commercial Construction portfolios have exposure outside this geography of 5.9 percent of the combined portfolios at December 31, 2020 and 5.4 percent at December 31, 2019. Exposure of total portfolio loans was 3.0 percent at December 31, 2020 compared to 2.9 percent of total portfolio loans at December 31, 2019.

NOTE 8. LOANS AND LOANS HELD FOR SALE -- continued

The following table summarizes our restructured loans as of the dates presented:

	December 31, 2020
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$14	$16,654	$16,668
Commercial and industrial	7,090	9,885	16,975
Commercial construction	3,267	—	3,267
Business banking	1,503	430	1,933
Consumer real estate	5,581	2,319	7,900
Other consumer	5	—	5
Total(1)	$17,460	$29,289	$46,748
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
The significant increase in nonperforming TDRs at December 31, 2020 compared to December 31, 2019 was primarily related to a $21.3 million CRE relationship that went nonaccrual in the first quarter of 2020 and was charged down by $10.0 million in the third quarter of 2020, leaving a remaining outstanding balance of $11.3 million and an $11.2 million C&I relationship that went nonaccrual and was charged down by $1.6 million during the fourth quarter of 2020 leaving a remaining outstanding balance of $9.6 million. Both relationships experienced continued deterioration as a result of the COVID-19 pandemic.

NOTE 8. LOANS AND LOANS HELD FOR SALE -- continued

The following tables present the restructured loans by loan segment and by type of concession for the years ended December 31:

	2020
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Totals by Loan Segment
Commercial Real Estate
Payment deferral	1	5,292	4,791	(501)
Total Commercial Real Estate	1	5,292	4,791	(501)
Business Banking
Maturity date extension	1	333	165	(168)
Total Business Banking	1	333	165	(168)
Commercial and Industrial
Maturity date extension	1	11,195	9,605	(1,590)
Maturity date extension and interest rate reduction	1	3,735	3,735	—
Payment delay and below market interest rate	2	362	354	(8)
Payment deferral	1	93	22	(71)
Total Commercial and Industrial	5	15,385	13,716	(1,669)
Commercial Construction
Maturity date extension	3	2,592	2,329	(263)
Total Commercial Construction	3	2,592	2,329	(263)
Consumer Real Estate
Consumer bankruptcy(2)	22	988	956	(32)
Maturity date extension and reduction in payment	6	670	660	(10)
Payment deferral	1	30	29	(1)
Total Consumer Real Estate	29	1,688	1,645	(43)
Other Consumer
Consumer bankruptcy(2)	1	5	4	(1)
Total Other Consumer	1	$5	$4	$(1)
Totals by Concession Type
Payment deferral	3	5,415	4,842	(573)
Maturity date extension	5	14,120	12,099	(2,021)
Maturity date extension and interest rate reduction	1	3,735	3,735	—
Payment delay and below market interest rate	2	362	354	(8)
Consumer bankruptcy(2)	23	993	960	(33)
Maturity date extension and reduction in payment	6	670	660	(10)
Total(3)	40	$25,295	$22,650	$(2,645)
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

NOTE 8. LOANS AND LOANS HELD FOR SALE -- continued

	2019
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Totals by Loan Segment
Commercial Real Estate
Maturity date extension and interest rate reduction	1	150	145	(6)
Principal deferral	3	23,517	23,059	(458)
Principal deferral and maturity date extension	1	436	436	—
Below market interest rate	2	569	1,519	950
Total Commercial Real Estate	7	24,672	25,159	486
Commercial and Industrial
Maturity date extension and interest rate reduction	1	4,751	4,136	(616)
Principal deferral	1	1,250	1,250	—
Principal deferral and maturity date extension	1	292	275	(17)
Total Commercial and Industrial	3	6,294	5,661	(633)
Residential Mortgage
Principal deferral and maturity date extension	3	183	183	—
Consumer bankruptcy(2)	3	165	157	(9)
Total Residential Mortgage	6	348	340	(9)
Home equity
Principal deferral and maturity date extension	2	39	39	—
Interest rate reduction	2	190	188	(2)
Consumer bankruptcy(2)	29	886	810	(77)
Total Home Equity	33	1,116	1,037	(79)
Installment and Other Consumer
Consumer bankruptcy(2)	4	16	11	(5)
Total Installment and Other Consumer	4	$16	$11	$(5)
Totals by Concession Type
Maturity date extension and interest rate reduction	2	4,902	4,280	(622)
Principal deferral	4	24,767	24,309	(458)
Principal deferral and Maturity date extension	7	950	933	(17)
Interest rate reduction	2	190	188	(2)
Below market interest rate	2	569	1,519	950
Consumer bankruptcy(2)	36	1,068	977	(91)
Total(3)	53	$32,446	$32,206	$(240)
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

In response to the coronavirus, or COVID-19, pandemic and its economic impact on our customers, we implemented a short-term modification program that complies with the CARES Act to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments for 90 days and up to a maximum of 180 days for our commercial customers. The customer remains responsible for deferred payments along with any additional interest accrued during the deferral period. For our consumer customers, interest does not accrue during the deferral period and the maturity date is extended by the length of the deferral period. Under the applicable guidance, none of these loans were considered restructured during 2020. We had 52 loans that were modified totaling $195.6 million at December 31, 2020.

NOTE 8. LOANS AND LOANS HELD FOR SALE -- continued

We had 20 commitments for $0.8 million to lend additional funds on TDRs at December 31, 2020 compared to 24 commitments for $4.6 million at December 31, 2019. We had one TDR with a total loan balance of $0.1 million that returned to accruing status during 2020. We returned six TDRs totaling $0.5 million to accruing status during 2019.
Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place that were restructured within the last 12 months prior to defaulting. There were six TDRs totaling $11.8 million that defaulted during the year ended December 31, 2020 compared to no TDRs that defaulted during 2019. The increase in defaulted TDRs was primarily related to a $21.3 million CRE relationship that went nonaccrual in the first quarter of 2020 and charged down by $10.0 million in the third quarter of 2020, leaving a remaining outstanding balance of $11.3 million. The relationship experienced continued deterioration as a result of the COVID-19 pandemic.
The following table is a summary of nonperforming assets as of the dates presented:

	December 31,
(dollars in thousands)	2020	2019
Nonperforming Assets
Nonaccrual loans	$117,485	$45,145
Nonaccrual TDRs	29,289	8,912
Total nonaccrual loans	146,774	54,057
OREO	2,155	3,525
Total Nonperforming Assets	$148,929	$57,582
NPAs increased $91.3 million to $148.9 million during 2020 compared to $57.6 million at December 31, 2019. The significant increase in nonperforming loans primarily related to the addition of $56.3 million of hotel loans that moved to nonperforming during the fourth quarter of 2020 as a result of continued deterioration due to the COVID-19 pandemic. Also moving to nonperforming during 2020 were $11.3 million and $6.7 million CRE relationships that experienced financial deterioration that led to cash flow shortfalls, a $5.9 million CRE relationship that was associated with the customer fraud and a $15.1 million C&I relationship that experienced financial deterioration that led to cash flow shortfalls.
The following table presents a summary of the aggregate amount of loans to certain officers, directors of S&T or any affiliates of such persons as of December 31:

	2020	2019
Balance at beginning of year	$8,225	$8,682
New loans	3,343	2,442
Repayments or no longer considered a related party	(5,239)	(2,899)
Balance at end of year	$6,329	$8,225

NOTE 9. ALLOWANCE FOR CREDIT LOSSES
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
The following are key risks within each portfolio segment:
CRE—Loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes such as hotels, retail, multifamily and health care. The primary sources of repayment for these loans are the operations of the individual projects and global cash flows of the debtors. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the collateral type and the business prospects of the lessee, if the project is not owner-occupied.
C&I—Loans made to operating companies or manufacturers for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing. The primary source of repayment for these loans is cash flow from the operations of the company. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the industry of the company. Collateral for these types of loans often does not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt.
Commercial Construction—Loans made to finance construction of buildings or other structures, as well as to finance the

Note 9. ALLOWANCE FOR CREDIT LOSSES - continued
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
Consumer Real Estate—Loans secured by first and second liens such as home equity loans, home equity lines of credit and 1-4 family residential mortgages. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The state of the local housing market can also have a significant impact on this segment because low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.
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

Note 9. ALLOWANCE FOR CREDIT LOSSES - continued
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of December 31, 2020:

	Risk Rating
(dollars in thousands)	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Revolving-Term	Total

Commercial Real Estate
Pass	$334,086	$422,800	$394,963	$277,724	$307,321	$615,217	$46,330	—	$2,398,441
Special Mention	—	35,499	10,200	22,502	55,174	75,022	—	—	198,397
Substandard	—	17,259	12,781	19,914	50,700	83,792	1,500	—	185,946
Doubtful	—	645	—	—	1,989	6,529	—	—	9,163
Total Commercial Real Estate	334,086	476,203	417,944	320,140	415,184	780,560	47,830	—	2,791,947

Commercial and Industrial
Pass	454,131	199,453	140,049	68,607	27,645	206,782	383,082	—	1,479,749
Special Mention	3,697	8,211	2,628	697	768	1,046	23,527	—	40,574
Substandard	—	7,793	2,613	8,544	75	13,781	2,022	—	34,828
Doubtful	—	—	—	4,401	—	—	—	—	4,401
Total Commercial and Industrial	457,828	215,457	145,290	82,249	28,488	221,609	408,631	—	1,559,552

Commercial Construction
Pass	131,235	224,794	59,649	2,420	6,346	4,555	12,778	—	441,777
Special Mention	1,578	2,533	3,886	—	—	8,593	—	—	16,590
Substandard	—	3,580	—	501	—	3,629	—	—	7,710
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	132,813	230,907	63,535	2,921	6,346	16,777	12,778	—	466,077

Business Banking
Pass	296,254	154,335	123,207	86,552	77,238	266,042	103,571	291	1,107,490
Special Mention	—	1,060	1,147	1,602	1,084	6,866	637	123	12,519
Substandard	103	1,078	3,896	3,209	3,880	25,871	1,341	680	40,058
Doubtful	—	—	—	—	—	—	—	—	—
Total Business Banking	296,357	156,473	128,250	91,363	82,202	298,779	105,549	1,094	1,160,067

Consumer Real Estate
Pass	120,736	122,171	67,700	63,653	73,805	243,939	438,888	22,667	1,153,559
Special Mention	—	—	1,489	—	—	150	132	—	1,771
Substandard	—	373	742	1,480	2,449	6,958	—	—	12,002
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	120,736	122,544	69,931	65,133	76,254	251,047	439,020	22,667	1,167,332

Other consumer
Pass	18,849	13,162	6,784	3,395	2,082	687	26,647	2,767	74,373
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	15	—	—	—	—	3,367	744	2,386	6,512
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	18,864	13,162	6,784	3,395	2,082	4,054	27,391	5,153	80,885

Total Loan Balance	$1,360,684	$1,214,746	$831,734	$565,201	$610,556	$1,572,826	$1,041,199	$28,914	$7,225,860
We monitor the delinquent status of the commercial and consumer portfolios on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.

Note 9. ALLOWANCE FOR CREDIT LOSSES - continued
The following table presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of December 31, 2020:

(dollars in thousands)	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Revolving-Term	Total

Commercial Real Estate
Performing	$334,086	$459,799	$417,944	$313,465	$394,972	$722,782	$47,830	$—	$2,690,879
Nonperforming	—	16,404	—	6,675	20,212	57,778	—	—	101,070
Total Commercial Real Estate	334,086	476,203	417,944	320,140	415,184	780,560	47,830	—	2,791,947

Commercial and Industrial
Performing	457,828	214,144	143,706	69,411	28,426	220,701	408,350	—	1,542,566
Nonperforming	—	1,313	1,584	12,838	62	908	281	—	16,985
Total Commercial and Industrial	457,828	215,457	145,290	82,249	28,488	221,609	408,631	—	1,559,552

Commercial Construction
Performing	132,813	230,907	63,535	2,921	6,346	16,393	12,778	—	465,692
Nonperforming	—	—	—	—	—	384	—	—	384
Total Commercial Construction	132,813	230,907	63,535	2,921	6,346	16,777	12,778	—	466,077

Business Banking
Performing	296,327	156,164	126,432	90,414	80,106	286,970	105,494	1,037	1,142,944
Nonperforming	30	309	1,818	949	2,096	11,809	55	57	17,123
Total Business Banking	296,357	156,473	128,250	91,363	82,202	298,779	105,549	1,094	1,160,067

Consumer Real Estate
Performing	120,736	122,315	69,225	63,647	74,690	245,331	438,702	21,572	1,156,216
Nonperforming	—	229	706	1,486	1,564	5,716	318	1,096	11,116
Total Consumer Real Estate	120,736	122,544	69,931	65,133	76,254	251,047	439,020	22,667	1,167,332

Other Consumer
Performing	18,864	13,162	6,784	3,395	2,082	3,958	27,391	5,153	80,789
Nonperforming	—	—	—	—	—	96	—	—	96
Total Other Consumer	18,864	13,162	6,784	3,395	2,082	4,054	27,391	5,153	80,885

Performing	1,360,654	1,196,491	827,625	543,253	586,622	1,496,135	1,040,544	27,762	7,079,086
Nonperforming	30	18,254	4,108	21,948	23,934	76,691	654	1,153	146,774
Total Loan Balance	$1,360,684	$1,214,746	$831,734	$565,201	$610,556	$1,572,826	$1,041,199	$28,914	$7,225,860
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	December 31, 2020(2)
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due(1)	Non- performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,690,877	$—	$—	$—	$101,070	$101,070	$2,791,947
Commercial and industrial	1,542,567	—	—	—	16,985	16,985	1,559,552
Commercial construction	462,094	19	3,580	—	384	3,983	466,077
Business banking	1,140,581	1,614	379	371	17,122	19,486	1,160,067
Consumer real estate	1,153,028	1,087	1,968	132	11,117	14,304	1,167,332
Other consumer	80,583	168	37	—	96	302	80,885
Total	$7,069,730	$2,888	$5,965	$503	$146,774	$156,130	$7,225,860
(1) Represents acquired loans that were recorded at fair value at the acquisition date and remain performing at December 31, 2020.
(2) We had 52 loans that were modified totaling $195.6 million under the CARES Act at December 31, 2020. These customers were not considered past due as a result of their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Due to the modification program, this delinquency table may not accurately reflect the credit risk associated with these loans.

Note 9. ALLOWANCE FOR CREDIT LOSSES - continued

	December 31, 2019
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Non- performing	Total Past Due Loans	Total Loans
Commercial real estate	$3,025,505	$7,749	$71	$911	$25,356	$34,087	$3,059,592
Commercial and industrial	1,466,460	126	1,589	1,443	10,911	14,069	1,480,529
Commercial construction	367,204	956	1,163	—	737	2,856	370,060
Business banking	830,735	5,093	1,099	—	9,863	16,055	846,790
Consumer real estate	1,283,591	2,620	1,758	1,175	6,063	11,616	1,295,207
Other consumer	81,866	1,448	305	228	1,127	3,108	84,974
Total	$7,055,361	$17,992	$5,985	$3,757	$54,057	$81,791	$7,137,152

The following table presents loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

					December 31, 2020
	December 31, 2020				For the twelve months ended
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Past Due 90+ Days Still Accruing	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$25,356	$101,070	$60,401	$—	$22
Commercial and industrial	10,911	16,985	6,436	—	101
Commercial construction	737	384	285	—	—
Business banking	9,863	17,122	3,890	371	275
Consumer real estate	6,063	11,117	398	132	423
Other consumer	1,127	96	—	—	4
Total	$54,057	$146,774	$71,410	$503	$826
(1) Represents only cash payments received and applied to interest on nonaccrual loans.
The following table presents collateral-dependent loans by class of loan:

	December 31, 2020
	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment/Cash	Other
Commercial real estate	$100,450	$—	$—	$—
Commercial and industrial	1,040	15,080	—	—
Commercial construction	3,552	—	—	—
Business banking	3,085	1,619	—	689
Consumer real estate	398	—	—	—
Total	$108,525	$16,699	$—	$689
The following table presents activity in the ACL for year ended December 31, 2020:

	Twelve Months Ended December 31, 2020
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial (2)	Commercial Construction	Business Banking(1)	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$30,577	$15,681	$7,900	$—	$6,337	$1,729	$62,224
Impact of CECL adoption	4,810	7,853	(3,376)	12,898	4,525	636	27,346
Provision for credit losses on loans	56,489	65,288	2,986	5,303	(368)	1,723	131,421
Charge-offs	(26,460)	(74,282)	(454)	(2,612)	(667)	(1,890)	(106,365)
Recoveries	240	1,560	183	328	187	488	2,986
Net (Charge-offs)/Recoveries	(26,220)	(72,722)	(271)	(2,284)	(480)	(1,402)	(103,379)
Balance at End of Period	$65,656	$16,100	$7,239	$15,917	$10,014	$2,686	$117,612
(1) In connection with our adoption of ASU 2016-13, we made changes to our loan portfolio segments to align with the methodology applied in determining the

Note 9. ALLOWANCE FOR CREDIT LOSSES - continued
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

The adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments resulted in an increase to our ACL of $27.4 million on January 1, 2020. The increase included $8.2 million for S&T legacy loans and $9.3 million for acquired loans from the DNB merger. We also recorded a day one adjustment of $9.9 million primarily related to a C&I relationship that was charged off in the first quarter of 2020. We obtained information on the relationship subsequent to filing our December 31, 2019 10-K, but before the end of the first quarter of 2020. The updated information supported a loss existed at January 1, 2020.
We recognized a charge-off of $58.7 million related to a customer fraud from a check kiting scheme during the second quarter of 2020. The fraud was perpetrated by a single business customer and the customer has plead guilty in an ongoing criminal investigation. We continue to pursue all available sources of recovery to mitigate the loss. The customer also had a lending relationship of $14.8 million, including a $14.0 million commercial real estate loan and an $0.8 million line of credit which resulted in an additional $8.9 million charge-off in 2020. At December 31, 2020, $5.9 million remains outstanding as a nonperforming loan that has been fully charged down to the estimated sale price of the collateral.
The impact of COVID-19 was captured in our quantitative reserve as certain impacted loans were downgraded to special mention and substandard and in our qualitative reserve through our economic forecast and other qualitative adjustments. Commercial special mention, substandard and doubtful loans increased $281 million to $571 million compared to $290 million at December 31, 2019, with an increase of $162 million in substandard loans, $113 million in special mention loans and $11.4 million in doubtful loans. The increase in both special mention and substandard loans was mainly due to downgrades in our hotel portfolio. Specific reserves on loans individually assessed increased $11.3 million to $13.5 million compared to $2.2 million in 2019. Included in the $13.5 million of specific reserves was $6.7 million for loans in our hotel portfolio. Specific reserves for hotels were based on liquidation values from appraisals received in the fourth quarter of 2020. Our qualitative reserve increased $14.1 million in 2020 which included $8.6 million for the economic forecast, $3.2 million for portfolio allocations made in our hotel, business banking and C&I portfolios due to the COVID-19 pandemic, and $2.3 million for current conditions. The change in reserve attributed to the economic forecast reflected reductions in the second and third quarters due to an improved economic forecast. Our forecast covers a period of two years and is driven primarily by national unemployment data. The change attributed to the portfolio allocations was primarily due to $3.0 million of ACL added for our business banking portfolio.
The C&I portfolio included $465.0 million of loans originated under the PPP at December 31, 2020. The loans are 100 percent guaranteed by the SBA, therefore, we have not assigned any ACL to these loans at December 31, 2020.
Prior to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, we calculated our allowance for loan losses using an incurred loan loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.
The following table presents the recorded investment in commercial loan classes by internally assigned risk ratings as of the date presented:

	December 31, 2019
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$3,270,437	95.7%	$1,636,314	95.1%	$347,324	92.5%	$5,254,056	95.3%
Special mention	57,285	1.7%	36,484	2.1%	10,109	2.7%	103,878	1.9%
Substandard	86,772	2.5%	47,980	2.8%	17,899	4.8%	152,651	2.8%
Doubtful	2,023	0.1%	55	—%	133	—%	2,211	—%
Total	$3,416,518	100.0%	$1,720,833	100.0%	$375,445	100.0%	$5,512,796	100.0%

Note 9. ALLOWANCE FOR CREDIT LOSSES - continued
The following table presents the recorded investment in consumer loan classes by performing and nonperforming status as of the date presented:

	December 31, 2019
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$991,066	99.2%	$535,709	99.5%	$78,993	99.9%	$8,390	100.0%	$1,614,158	99.4%
Nonperforming	7,519	0.8%	2,639	0.5%	40	0.1%	—	—%	10,198	0.6%
Total	$998,585	100.0%	$538,348	100.0%	$79,033	100.0%	$8,390	100.0%	$1,624,356	100.0%

The following table presents investments in loans considered to be impaired and related information on those impaired loans as of December 31, 2019:

	December 31, 2019
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With a related allowance recorded:
Commercial real estate	$13,011	$14,322	$2,023
Commercial and industrial	10,001	10,001	55
Commercial construction	489	489	113
Consumer real estate	—	—	—
Other consumer	9	9	9
Total with a Related Allowance Recorded	23,510	24,821	2,200
Without a related allowance recorded:
Commercial real estate	34,909	40,201	—
Commercial and industrial	7,605	10,358	—
Commercial construction	1,425	2,935	—
Consumer real estate	7,884	8,445	—
Other consumer	4	11	—
Total without a Related Allowance Recorded	51,827	61,950	—
Total:
Commercial real estate	47,920	54,523	2,023
Commercial and industrial	17,606	20,359	55
Commercial construction	1,914	3,424	113
Consumer real estate	7,884	8,445	—
Other consumer	13	20	9
Total	$75,337	$86,771	$2,200

Note 9. ALLOWANCE FOR CREDIT LOSSES - continued
The following table summarizes average recorded investment and interest income recognized on loans considered to be impaired for the year presented:

	For the Year Ended
	December 31, 2019
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial real estate	$14,018	$—
Commercial and industrial	10,135	576
Commercial construction	489	—
Consumer real estate	—	—
Other consumer	13	1
Total with a Related Allowance Recorded	24,655	577
Without a related allowance recorded:
Commercial real estate	35,739	943
Commercial and industrial	5,565	368
Commercial construction	1,831	131
Consumer real estate	8,190	397
Other consumer	7	—
Total without a Related Allowance Recorded	51,332	1,839
Total:
Commercial real estate	49,757	943
Commercial and industrial	15,700	944
Commercial construction	2,320	131
Consumer real estate	8,190	397
Other consumer	20	1
Total	$75,987	$2,416
The following table details activity in the ALL for the period presented:

	2019
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total
Balance at beginning of year	$33,707	$11,596	$7,983	$6,187	$1,523	$60,996
Charge-offs	(3,664)	(8,928)	(406)	(1,353)	(1,838)	(16,189)
Recoveries	137	1,388	5	637	377	2,544
Net (Charge-offs)	(3,527)	(7,540)	(401)	(716)	(1,461)	(13,645)
Provision for loan losses	397	11,625	318	866	1,667	14,873
Balance at End of Year	$30,577	$15,681	$7,900	$6,337	$1,729	$62,224
Loans acquired in the DNB merger were recorded at fair value of $909.0 million with no carryover of the related ALL.
The following table presents the ALL and recorded investments in loans by category as of December 31:

	2019
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$2,023	$28,554	$30,577	$47,920	$3,368,598	$3,416,518
Commercial and industrial	55	15,626	15,681	17,606	1,703,227	1,720,833
Commercial construction	113	7,787	7,900	1,914	373,531	375,445
Consumer real estate	—	6,337	6,337	7,884	1,537,439	1,545,323
Other consumer	9	1,720	1,729	13	79,020	79,033
Total	$2,200	$60,024	$62,224	$75,337	$7,061,815	$7,137,152

NOTE 10. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES
We have 51 lease contracts, including 48 operating leases and three finance leases. These leases are for our branch, loan production and support services facilities. Included in the lease expense for premises are leases with one S&T director, which totaled approximately $0.2 million for each of the three years 2020, 2019 and 2018.
The following table presents our lease expense for finance and operating leases for the years ended December 31:

(dollars in thousands)	2020	2019	2018
Operating lease expense	$5,711	$4,221	$3,850
Amortization of ROU assets - finance leases	224	101	44
Interest on lease liabilities - finance leases (1)	84	74	11
Total Lease Expense	$6,019	$4,396	$3,905
(1) Included in borrowings interest expense in our Consolidated Statements of Net Income. All other lease costs in this table are included in net occupancy expense.
The following table presents our ROU assets, weighted average term and the discount rates for finance and operating leases as of December 31:

(dollars in thousands)		2020	2019
Operating Leases
ROU assets		$46,245	$47,686
Operating cash flows		$6,489	$5,028
Finance Leases
ROU assets		$1,278	$1,513
Operating cash flows		$84	$47
Financing cash flows		$180	$57
Weighted Average Lease Term - Years
Operating leases		18.70	19.18
Finance leases		12.09	12.16
Weighted Average Discount Rate
Operating leases		5.90%	5.94%
Finance leases		5.81%	5.73%

Leases acquired from the DNB merger were remeasured at the acquisition date resulting in a ROU asset of $10.9 million at December 31, 2019.
As of December 31, 2020, two operating leases were considered abandoned due to branch closures and the right-of-use asset values were reduced by $0.5 million to zero and the related liabilities were reduced by $0.2 million. We recognized additional expense of $0.3 million at the date of abandonment for these two leases.
The following table presents the maturity analysis of lease liabilities for finance and operating leases as of December 31, 2020:

(dollars in thousands)
Maturity Analysis	Finance	Operating	Total
2021	$269	$4,789	$5,058
2022	225	4,855	5,080
2023	129	4,759	4,888
2024	130	4,752	4,882
2025	132	4,787	4,919
Thereafter	1,145	66,409	67,554
Total	2,030	90,351	92,381
Less: Present value discount	(636)	(38,402)	(39,038)
Lease Liabilities	$1,394	$51,949	$53,343

NOTE 11. PREMISES AND EQUIPMENT
The following table is a summary of premises and equipment as of the dates presented:

	December 31,
(dollars in thousands)	2020	2019
Land	$8,651	$9,018
Premises	61,299	60,767
Furniture and equipment	45,072	41,713
Leasehold improvements	12,061	11,290
	127,083	122,788
Accumulated depreciation	(71,469)	(65,848)
Total	$55,614	$56,940
Certain banking facilities are leased under finance leases and are included in total premises and equipment. We have one right-of-use asset for land in the amount of $0.2 million and two right-of use assets for buildings totaling $1.1 million. Additional information relating to leased right-of-use assets is included in Note 10 Right-of-Use Assets and Lease Liabilities.
Depreciation expense related to premises and equipment was $6.7 million in 2020, $5.4 million in 2019 and $5.0 million in 2018.

NOTE 12. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents goodwill as of the dates presented:

	December 31,
(dollars in thousands)	2020	2019
Balance at beginning of year	$371,621	$287,446
Additions	1,803	84,175
Balance at End of Year	$373,424	$371,621

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Additional goodwill of $1.8 million and $84.2 million was recorded during 2020 and 2019 related to our acquisition of DNB. Refer to Note 2 Business Combinations for further details on the DNB merger.
Goodwill is reviewed for impairment annually or more frequently if it is determined that a triggering event has occurred. In response to the current economic environment as a result of the COVID-19 pandemic, we completed an interim quantitative goodwill impairment analysis as of August 31, 2020 and updated this analysis as of October 1, 2020, our annual goodwill impairment evaluation date. Additionally, we completed an interim quantitative goodwill impairment analysis as of November 30, 2020 and updated this analysis as of December 31, 2020. Based upon our impairment analysis, we determined that our goodwill of $373.4 million was not impaired at December 31, 2020.
The following table presents a summary of intangible assets as of the dates presented:

	December 31,
(dollars in thousands)	2020	2019
Gross carrying amount at beginning of year	$31,052	$21,898
Additions	288	9,154
Accumulated amortization	(22,665)	(20,133)
Balance at End of Year	$8,675	$10,919

Intangible assets of $8.7 million at December 31, 2020 relate to core deposit and wealth management customer relationships resulting from acquisitions. The $0.3 million addition during 2020 related to acquired wealth management customer relationships. We determined the amount of identifiable intangible assets for our core deposits based upon an independent valuation. Other intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. There were no triggering events in 2020 requiring an impairment analysis to be completed.
Amortization expense on finite-lived intangible assets totaled $2.5 million, $0.8 million and $0.9 million for 2020, 2019 and 2018.
The following is a summary of the expected amortization expense for finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2020 and thereafter:

(dollars in thousands)	Amount
2021	$1,780
2022	1,518
2023	1,319
2024	1,151
2025	820
Thereafter	2,087
Total	$8,675

NOTE 13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table indicates the amounts representing the value of derivative assets and derivative liabilities at December 31:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	2020	2019	2020	2019
Derivatives not Designated as Hedging Instruments
Interest Rate Swap Contracts—Commercial Loans
Fair value	$78,319	$25,647	$79,033	$25,615
Notional amount	983,638	740,762	983,638	740,762
Collateral posted	—	—	77,930	26,127
Interest Rate Lock Commitments—Mortgage Loans
Fair value	2,900	321	—	—
Notional amount	51,053	9,829	—	—
Forward Sale Contracts—Mortgage Loans
Fair value	—	1	385	—
Notional amount	—	12,750	47,062	—
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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at December 31:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	2020	2019	2020	2019
Derivatives not Designated as Hedging Instruments
Gross amounts recognized	$82,655	$26,146	$82,626	$26,114
Gross amounts offset	(4,336)	(499)	(3,593)	(499)
Net amounts presented in the Consolidated Balance Sheets	78,319	25,647	79,033	25,615
Gross amounts not offset(1)	—	—	(77,930)	(26,127)
Net Amount	$78,319	$25,647	$1,103	$(512)
(1)Amounts represent collateral posted for the periods presented.
The following table indicates the gain or loss recognized in income on derivatives for the years ended December 31:

(dollars in thousands)	2020	2019	2018
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(746)	$(132)	$145
Interest rate lock commitments—mortgage loans	1,715	70	25
Forward sale contracts—mortgage loans	478	(54)	60
Total Derivative (Loss)/Gain	$1,447	$(116)	$230

NOTE 14. MORTGAGE SERVICING RIGHTS
For the years ended December 31, 2020, 2019 and 2018, the 1-4 family mortgage loans that were sold to Fannie Mae amounted to $345.1 million, $94.5 million and $79.3 million. At December 31, 2020, 2019 and 2018 our servicing portfolio totaled $718.2 million, $509.2 million and $473.7 million.
The following table indicates MSRs and the net carrying values:

(dollars in thousands)	Servicing Rights	Valuation Allowance	Net Carrying Value
Balance at December 31, 2018	$4,518	$(54)	$4,464
Additions	1,086	—	1,086
Amortization	(665)	—	(665)
Temporary recapture	—	(223)	(223)
Balance at December 31, 2019	$4,939	$(277)	$4,662
Additions	2,887	—	2,887
Amortization	(1,206)	—	(1,206)
Temporary (impairment)	—	(1,354)	(1,354)
Balance at December 31, 2020	$6,620	$(1,631)	$4,989

NOTE 15. QUALIFIED AFFORDABLE HOUSING
As part of our responsibilities under the Community Reinvestment Act and due to their favorable federal income tax benefits, we invest in Low Income Housing partnerships, or LIHPs. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. Our maximum exposure to loss associated with these investments consists of the investments' fair value plus any unfunded commitments as well as the denial of the tax credits if the project is deemed non-compliant. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. Our investments in LIHPs represent unconsolidated variable interest entities, or VIEs, and the assets and liabilities of the partnerships are not recorded on our Consolidated Balance Sheets. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact the economic performance of the partnership and have both the obligation to absorb expected losses and the right to receive benefits.
Our total investment in qualified affordable housing projects was $8.4 million at December 31, 2020 and $4.8 million at December 31, 2019. Amortization expense was $3.2 million, $2.6 million and $2.7 million as of December 31, 2020, 2019 and 2018. The amortization expense was offset by tax credits of $2.2 million, $4.2 million and $3.4 million as of December 31, 2020, 2019 and 2018 as a reduction to our federal tax provision.
On September 11, 2019, we entered into a new qualified affordable housing project and committed to an investment of $10.2 million. As of December 31, 2020, we have invested $7.1 million in this new project. No amortization expense or tax credits will be recognized for this new project until it is complete.

NOTE 16. DEPOSITS
The following table presents the composition of deposits at December 31 and interest expense for the years ended December 31:

	2020		2019		2018
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$2,261,994	$—	$1,698,082	$—	$1,421,156	$—
Interest-bearing demand	864,510	2,681	962,331	3,915	573,693	93
Money market	1,937,063	11,645	1,949,811	30,236	1,482,065	20,018
Savings	969,508	972	830,919	1,928	784,970	1,773
Certificates of deposit	1,387,463	20,688	1,595,433	26,947	1,412,038	18,972
Total	$7,420,538	$35,986	$7,036,576	$63,026	$5,673,922	$40,856
The aggregate of all certificates of deposits over $100,000, including brokered CDs, was $688.4 million and $754.8 million at December 31, 2020 and 2019. Certificates of deposits over $250,000, including brokered CDs, were $329.7 million and $347.5 million at December 31, 2020 and 2019.
The following table indicates the scheduled maturities of certificates of deposit at December 31, 2020:

(dollars in thousands)	Amount
2021	$1,182,938
2022	122,596
2023	27,825
2024	17,415
2025	33,149
Thereafter	3,540
Total	$1,387,463

NOTE 17. SHORT-TERM BORROWINGS
Short-term borrowings are for terms under or equal to one year and are comprised of securities sold under REPOs and FHLB advances. All REPOs are overnight short-term investments and are not insured by the Federal Deposit Insurance Corporation, or FDIC. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and, therefore, the REPOs are accounted for as secured borrowings. Mortgage-backed securities with amortized cost of $65.1 million and carrying value of $68.4 million at December 31, 2020 and amortized cost of $22.7 million and carrying value of $23.0 million at December 31, 2019 were pledged as collateral for these secured transactions. The pledged securities are held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral is low. Collateral pledging requirements with REPOs are monitored daily. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans.
The following table presents the composition of short-term borrowings, the weighted average interest rate as of December 31 and interest expense for the years ended December 31:

	2020			2019			2018
(dollars in thousands)	Balance	Weighted Average Interest Rate	Interest Expense	Balance	Weighted Average Interest Rate	Interest Expense	Balance	Weighted Average Interest Rate	Interest Expense
REPOs	$65,163	0.25%	$169	$19,888	0.74%	$110	$18,383	0.46%	$222
FHLB advances	75,000	0.19%	1,434	281,319	1.84%	6,416	470,000	2.65%	11,082
Total Short-term Borrowings	$140,163	0.22%	$1,603	$301,207	1.76%	$6,526	$488,383	2.57%	$11,304

NOTE 18. LONG-TERM BORROWINGS AND SUBORDINATED DEBT
Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances, capital leases and junior subordinated debt securities. Our long-term borrowings at the Pittsburgh FHLB were $22.3 million as of December 31, 2020 and $49.3 million as of December 31, 2019. Long-term FHLB advances are secured by the same loans as short-term FHLB advances. Total loans pledged as collateral at the FHLB were $4.1 billion at December 31, 2020. We were eligible to borrow up to an additional $2.5 billion based on qualifying collateral and up to a maximum borrowing capacity of $2.9 billion at December 31, 2020.
The following table represents the balance of long-term borrowings, the weighted average interest rate as of December 31 and interest expense for the years ended December 31:

(dollars in thousand)	2020	2019	2018
Long-term borrowings	$23,681	$50,868	$70,314
Weighted average interest rate	2.03%	2.60%	2.84%
Interest expense	$1,201	$1,831	$1,129
Scheduled annual maturities and average interest rates for all of our long-term debt for each of the five years subsequent to December 31, 2020 and thereafter are as follows:

(dollars in thousands)	Balance	Average Rate
2021	$1,251	3.67%
2022	7,689	2.27%
2023	464	5.72%
2024	13,381	1.35%
2025	80	5.82%
Thereafter	816	6.02%
Total	$23,681	2.03%
Junior Subordinated Debt Securities
The following table represents the composition of junior subordinated debt securities at December 31 and the interest expense for the years ended December 31:

	2020		2019		2018
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Junior subordinated debt	$34,750	$1,007	$34,753	$1,059	$25,000	$951
Junior subordinated debt—trust preferred securities	29,333	1,279	29,524	1,251	20,619	1,149
Total	$64,083	$2,286	$64,277	$2,310	$45,619	$2,100
The following table summarizes the key terms of our junior subordinated debt securities:

(dollars in thousands)	2001 Trust Preferred Securities	2005 Trust Preferred Securities	2015 Junior Subordinated Debt	2006 Junior Subordinated Debt	2008 Trust Preferred Securities
Junior Subordinated Debt	$—	$—	$9,750	$25,000	$—
Trust Preferred Securities	5,155	4,124	—	—	20,619
Stated Maturity Date	7/25/2031	5/23/2035	3/6/2025	12/15/2036	3/15/2038
Optional redemption date at par	Any time after 7/25/2011	Any time after 5/23/2010	Quarterly after 4/1/2020	Any time after 9/15/2011	Any time after 3/15/2013
Regulatory Capital	Tier 1	Tier 1	Tier 2	Tier 2	Tier 1
Interest Rate	6 Month LIBOR plus 375 bps	3 Month LIBOR plus 177 bps	fixed at 4.25% until 4/1/2020 then prime plus 100 bps	3 month LIBOR plus 160 bps	3 month LIBOR plus 350 bps
Interest Rate at December 31, 2020	4.06%	1.98%	4.25%	1.82%	3.72%

NOTE 18. LONG-TERM BORROWINGS AND SUBORDINATED DEBT - continued

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
The following table sets forth our commitments and letters of credit as of the dates presented:

	December 31,
(dollars in thousands)	2020	2019
Commitments to extend credit	$2,185,752	$1,910,805
Standby letters of credit	89,095	80,040
Total	$2,274,847	$1,990,845
Allowance for Credit Losses on Unfunded Loan Commitments
We maintain an ACL on unfunded commercial and consumer lending commitments and letters of credit to provide for the risk of loss in these arrangements.
The activity in the unfunded loan commitments reserve is summarized as of the dates presented:

(dollars in thousands)	December 31, 2020	December 31, 2019
Balance at beginning of period	$3,112	$2,139
Impact of adopting ASU 2016-13 at January 1, 2020	1,349	—
Balance after adoption of ASU 2016-13	4,461	2,139
Provision for credit losses	6	973
Total	$4,467	$3,112
The increase in the reserve for unfunded commitments at December 31, 2020 was primarily related to the adoption of ASU 2016-13 on January 1, 2020.
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

		Years ended December 31,
(dollars in thousands)		2020	2019	2018
Revenue Streams (1)	Point of Revenue Recognition
Service charges on deposit accounts	Over a period of time	$1,797	$1,859	$1,972
	At a point in time	9,907	11,457	11,124
		$11,704	$13,316	$13,096

Debit and credit card	Over a period time	$738	$723	$657
	At a point in time	14,355	12,682	12,022
		$15,093	$13,405	$12,679

Wealth management	Over a period of time	$7,919	$6,939	$7,113
	At a point in time	2,038	1,684	2,971
		$9,957	$8,623	$10,084

Other fee revenue	At a point in time	$3,722	$3,836	$3,854
(1) Refer to Note 1 Summary of Significant Accounting Policies for the types of revenue streams that are included within each category.

NOTE 21. INCOME TAXES
The following table presents the composition of income tax (benefit) expense for the years ended December 31:

(dollars in thousands)	2020	2019	2018
Federal
Current	$4,256	$18,918	$13,616
Deferred	(4,273)	(406)	3,517
Total Federal	(17)	18,512	17,133
State
Current	145	589	720
Deferred	(129)	25	(8)
Total State	16	614	712
Total Federal and State	$(1)	$19,126	$17,845

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
The following table presents a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31:

	2020	2019	2018
Statutory tax rate	21.0%	21.0%	21.0%
Low income housing tax credits	(11.1)%	(3.3)%	(2.5)%
Tax-exempt interest	(11.9)%	(2.1)%	(2.1)%
Bank owned life insurance	(1.8)%	(0.4)%	(0.4)%
Gain on sale of a majority interest of insurance business	—%	—%	0.7%
Merger related expenses	—%	0.3%	—%
Other	3.8%	0.8%	0.3%
Impact of the Tax Act	—%	—%	(2.5)%
Effective Tax Rate	—%	16.3%	14.5%

NOTE 21. INCOME TAXES -- continued
The following table presents significant components of our temporary differences as of the dates presented:

	December 31,
(dollars in thousands)	2020	2019
Deferred Tax Assets:
Allowance for credit losses	$26,051	$13,798
Lease liabilities	11,368	11,257
State net operating loss carryforwards	5,489	5,134
Net adjustment to funded status of pension	4,692	5,438
Low income housing partnerships	3,996	3,494
Other employee benefits	2,050	3,039
Other	3,798	1,856
Gross Deferred Tax Assets	57,444	44,016
Less: Valuation allowance	(5,489)	(5,134)
Total Deferred Tax Assets	51,955	38,882
Deferred Tax Liabilities:
Right-of-use lease assets	(10,141)	(10,476)
Net unrealized gains on securities available-for-sale	(7,125)	(2,570)
Deferred loan income	(6,796)	(3,555)
Prepaid pension	(5,209)	(5,971)
Purchase accounting adjustments	(1,971)	(1,269)
Depreciation on premises and equipment	(1,275)	(592)
Other	(1,245)	(1,243)
Total Deferred Tax liabilities	(33,762)	(25,676)
Net Deferred Tax Asset	$18,193	$13,206

We establish a valuation allowance when it is more likely than not that we will not be able to realize the benefit of the deferred tax assets. Except for Pennsylvania net operating losses, or NOLs, we have determined that no valuation allowance is needed for deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income. The valuation allowance is reviewed quarterly and adjusted based on management’s assessments of realizable deferred tax assets. Gross deferred tax assets were reduced by a valuation allowance of $5.5 million in 2020 and $5.1 million in 2019 related to Pennsylvania income tax NOLs. The Pennsylvania NOL carryforwards total $54.9 million and will expire in the years 2021-2041.
Unrecognized Tax Benefits
The following table reconciles the change in Federal and State gross unrecognized tax benefits, or UTB, for the years ended December 31:

(dollars in thousands)	2020	2019	2018
Balance at beginning of year	$1,051	$768	$909
Prior period tax positions	(18)	(10)	(251)
Current period tax positions	244	293	110
Balance at End of Year	$1,277	$1,051	$768
Amount That Would Impact the Effective Tax Rate if Recognized	$1,027	$848	$607
We classify interest and penalties as an element of tax expense. We monitor changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2020, no significant changes to UTB are projected; however, tax audit examinations are possible. As of December 31, 2020, all income tax returns filed for the tax years 2017 - 2019 remain subject to examination by the Internal Revenue Service. The Bank's income tax returns for the audit years, January 1, 2016 through December 31, 2018 are currently under audit by the New York Department of Taxation. This audit has remained open as of December 31, 2020.

NOTE 22. TAX EFFECTS ON OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the tax effects of the components of other comprehensive income (loss) for the years ended December 31:

(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2020
Net change in unrealized gains on debt securities available-for sale	$22,683	$(4,827)	$17,856
Net available-for-sale securities (gains) losses reclassified into earnings	—	—	—
Adjustment to funded status of employee benefit plans	3,549	(764)	2,785
Other Comprehensive Income	$26,232	$(5,591)	$20,641
2019
Net change in unrealized gains on securities available-for-sale	$15,793	$(3,367)	$12,426
Net available-for-sale securities (gains) losses reclassified into earnings	26	(6)	20
Adjustment to funded status of employee benefit plans	(1,282)	273	(1,009)
Other Comprehensive Income	$14,537	$(3,100)	$11,437
2018
Net change in unrealized losses on securities available-for-sale (1)	$(6,794)	$1,449	$(5,345)
Net available-for-sale securities (gains) losses reclassified into earnings	—	—	—
Adjustment to funded status of employee benefit plans	6,297	(1,343)	4,954
Other Comprehensive Loss	$(497)	$106	$(391)
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
Our qualified and nonqualified defined benefit plans were amended to freeze benefit accruals for all persons entitled to benefits under the plan in 2016. We will continue recording pension expense related to these plans, primarily representing interest costs on the accumulated benefit obligation and amortization of actuarial losses accumulated in the plan, as well as income from expected investment returns on pension assets. Since the plans have been frozen, no service costs are included in net periodic pension expense. The expected long-term rate of return on plan assets is 3.45 percent.
The following table summarizes the activity in the benefit obligation and Plan assets deriving the funded status:

(dollars in thousands)	2020	2019
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$113,679	$95,200
Interest cost	3,456	3,987
Actuarial gain/(loss)	10,525	13,996
Acquisitions - DNB merger	—	6,778
Benefits paid	(10,154)	(6,282)
Projected Benefit Obligation at End of Year	$117,506	$113,679
Change in Plan Assets
Fair value of plan assets at beginning of year	$116,652	$101,765
Actual return on plan assets	15,731	16,358
Employer contributions	115	—
Acquisitions - DNB merger	—	4,811
Benefits paid	(10,154)	(6,282)
Fair Value of Plan Assets at End of Year	$122,344	$116,652
Funded Status	$4,838	$2,973
The following table sets forth the amounts recognized in accumulated other comprehensive income at December 31:

(dollars in thousands)	2020	2019
Net actuarial loss	(19,572)	(23,106)
Total (Before Tax Effects)	$(19,572)	$(23,106)

NOTE 23. EMPLOYEE BENEFITS -- continued

Below are the actuarial weighted average assumptions used in determining the benefit obligation:

	2020	2019
Discount rate	2.48%	3.25%
Rate of compensation increase(1)	- %	—%
(1)Rate of compensation increase is not applicable for 2020 and 2019 due to the amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans effective March 31, 2016.
The following table summarizes the components of net periodic pension cost and other changes in Plan assets and benefit obligations recognized in other comprehensive loss for the years ended December 31:

(dollars in thousands)	2020	2019	2018
Components of Net Periodic Pension Cost
Interest cost on projected benefit obligation	3,456	3,987	3,882
Expected return on plan assets	(3,925)	(4,731)	(6,266)
Amortization of prior service credit - DNB merger	—	7	—
Recognized net actuarial loss	1,419	1,604	2,134
Settlement charge	833	—	—
Net Periodic Pension Expense	$1,783	$867	$(250)
Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income (Loss)
Net actuarial loss/(gain)	$(1,282)	$2,370	$(3,271)
Recognized net actuarial loss	(1,419)	(1,604)	(2,134)
Settlement loss recognized	(833)	—	—
Recognized prior service credit	—	—	—
Total (Before Tax Effects)	$(3,534)	$766	$(5,405)
Total Recognized in Net Benefit Cost and Other Comprehensive Income/(Loss) (Before Tax Effects)	$(1,751)	$1,633	$(5,655)
The following table summarizes the actuarial weighted average assumptions used in determining net periodic pension cost:

	2020	2019	2018
Discount rate	3.25%	4.31%	3.75%
Rate of compensation increase(1)	- %	—%	—%
Expected return on assets	3.45%	4.80%	7.50%
(1)Rate of compensation increase is not applicable for 2020, 2019, and 2018 due to the amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans effective March 31, 2016.
The accumulated benefit obligation for the Plan was $117.5 million at December 31, 2020 and $113.7 million at December 31, 2019.
We consider many factors when setting the assumed rate of return on Plan assets. As a general guideline the assumed rate of return is equal to the weighted average of the expected returns for each asset category and is estimated based on historical returns as well as expected future returns. The weighted average discount rate is derived from corporate yield curves.
S&T Bank’s Retirement Plan Committee determines the investment policy for the Plan. In general, the targeted asset allocation is 5 percent to 15 percent equities and alternatives and 85 percent to 95 percent fixed income. A strategic allocation within each asset class is based on the Plan’s duration, time horizon, risk tolerances, performance expectations, and asset class preferences. Investment managers have discretion to invest in any equity or fixed-income asset class, subject to the securities guidelines of the Plan’s Investment Policy Statement. At this time, S&T Bank is not required to make a cash contribution to the Plan in 2021.

NOTE 23. EMPLOYEE BENEFITS -- continued

The following table provides information regarding estimated future benefit payments to be paid in each of the next five years and in the aggregate for the five years thereafter:

(dollars in thousands)	Amount

2021	$8,200
2022	7,535
2023	7,364
2024	7,548
2025	7,020
2026 - 2030	32,237
We also have nonqualified supplemental executive pension plans, or SERPs, for certain key employees. The SERPs are unfunded. The projected benefit obligations related to the SERPs were $5.6 million and $5.3 million at December 31, 2020 and 2019. These amounts also represent the net amount recognized in the statement of financial position for the SERPs. Net periodic benefit costs for the SERPs were $0.7 million for the year ended December 31, 2020 and $0.4 million for the year ended December 31, 2019 and 0.5 million for the year ended December 31, 2018. Additionally, $2.4 million before tax was reflected in accumulated other comprehensive income (loss) at December 31, 2020 and 2019 and $1.9 million at December 31, 2018, in relation to the SERPs. Net periodic benefit cost of $0.7 million for the year ended December 31, 2020 included a settlement charge of $0.2 million. The actuarial assumptions used for the SERPs are the same as those used for the Plan.
We maintain a Thrift Plan, a qualified defined contribution plan, in which substantially all employees are eligible to participate. We make matching contributions to the Thrift Plan up to 3.5 percent of participants’ eligible compensation and may make additional profit-sharing contributions as provided by the Thrift Plan. Expense related to these contributions amounted to $2.4 million in 2020, $2.0 million in 2019 and $1.7 million in 2018.
Fair Value Measurements
The following tables present our Plan assets measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2020 and 2019. During the years ended December 31, 2020 and 2019 there were no transfers between Level 1 and Level 2 for items of a recurring basis. There were no purchases or transfers of Level 3 plan assets in 2020 or 2019.

	December 31, 2020
	Fair Value Asset Classes(1)
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(2)	$1,563	$—	$—	$1,563
Fixed income(3)	108,583	—	—	108,583
Equities:
Equity index mutual funds—international(4)	3,332	—	—	3,332
Domestic individual equities(5)	8,866	—	—	8,866
Total Assets at Fair Value	$122,344	$—	$—	$122,344
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
(4)The sole investment within this asset class is Vanguard Total International Stock Index Fund Admiral Shares.
(5)This asset class includes individual domestic equities invested in an active all-cap strategy. It may also include convertible bonds.

NOTE 24. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN
We adopted an Incentive Stock Plan in 2014 that provides for cash performance awards and for granting incentive stock options, nonstatutory stock options, restricted stock, restricted stock units and appreciation rights. A maximum of 750,000 shares of our common stock are available for awards granted under the 2014 Incentive Plan and the plan expires ten years from the date of board approval. Previously granted but forfeited shares are added to the shares available for issuance. As of December 31, 2020, 760,636 restricted shares have been granted of which 136,896 were forfeited shares for a total of 623,740 restricted shares granted under the 2014 Incentive Plan. As of December 31, 2020, no nonstatutory stock options were outstanding under the 2014 Stock Plan.
Restricted Stock
We periodically issue restricted stock to employees and directors pursuant to our 2014 Stock Plan. During 2020, 2019 and 2018, we granted 23,153, 11,231 and 9,264 restricted shares of common stock to outside directors under the 2014 Stock Plan. The grants are part of the compensation arrangement approved by the Compensation and Benefits Committee whereby the directors receive compensation in the form of both cash and restricted shares of common stock. These shares fully vest one year after the date of grant.
During 2020, 2019 and 2018, we granted 207,550, 73,651 and 66,733 restricted shares of common stock to senior management under our Long Term Incentive Plan, or LTIP, within the 2014 Stock Plan. The restricted shares granted under the LTIP consist of both time and performance-based awards. The awards were granted in accordance with performance levels set by the Compensation and Benefits Committee. Vesting for the time-based awards is 50 percent after two years and the remaining 50 percent at the end of the third year. The performance-based awards vest at the end of the three-year period. During the vesting period, if the recipient leaves S&T before the end of the vesting period, shares will be forfeited except in the case of retirement, disability or death where accelerated vesting provisions are defined within the awards agreement.
Included in the 2020 grant of 207,550 restricted shares were 83,669 shares of common stock to three Senior Executive Officers. On October 2, 2020, The 2014 Incentive Stock Plan was modified in connection with the announcement that our Chief Executive Officer will retire on March 31, 2021. Upon retirement, he will transition to an advisory service role for a three year period. According to the terms of the Letter Agreement, any unvested equity awards held at retirement will vest according to the original terms during the consulting period and subject to the terms of Letter Agreement. Original awards of 20,916 restricted shares were forfeited and new awards were granted and revalued. Compensation expense decreased $0.3 million as a result of the modification agreement. Also in 2020, 62,753 restricted shares of common stock were granted to two other Senior Executive Officers with an increase to compensation expense of $1.3 million. Pursuant to the restricted stock award agreements, these awards will vest 33 percent on October 12, 2021, 33 percent on October 12, 2022 and 34 percent on
October 12, 2023.
During 2020, 2019 and 2018, we recognized compensation expense of $0.7 million, $2.4 million and $1.9 million and realized a tax benefit of $0.2 million, $0.5 million and $0.4 million related to restricted stock grants.

NOTE 24. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN -- continued
    The following table provides information about restricted stock granted under the 2014 Stock Plan for the years ended December 31:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	206,395	$30.70
Granted	84,882	38.67
Vested	76,014	30.75
Forfeited	33,228	32.50
Non-vested at December 31, 2019	182,035	$34.06
Granted	230,703	23.43
Vested	77,317	37.39
Forfeited	58,741	32.77
Non-vested at December 31, 2020	276,680	$24.54
As of December 31, 2020, there was $4.2 million of total unrecognized compensation cost related to restricted stock that will be recognized as compensation expense over a weighted average period of 2.16 years.
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

NOTE 25. PARENT COMPANY CONDENSED FINANCIAL INFORMATION
The following condensed financial statements summarize the financial position of S&T Bancorp, Inc. as of December 31, 2020 and 2019 and the results of its operations and cash flows for each of the three years ended December 31, 2020, 2019 and 2018.
BALANCE SHEETS

	December 31,
(dollars in thousands)	2020	2019
ASSETS
Cash	$6,585	$7,509
Investments in:
Bank subsidiary	1,168,831	1,198,964
Non-bank subsidiaries	10,493	16,393
Other assets	8,614	9,741
Total Assets	$1,194,523	$1,232,607
LIABILITIES
Long-term debt	$39,317	$39,277
Other liabilities	495	1,332
Total Liabilities	39,812	40,609
Total Shareholders’ Equity	1,154,711	1,191,998
Total Liabilities and Shareholders’ Equity	$1,194,523	$1,232,607
STATEMENTS OF NET INCOME

	Years ended December 31,
(dollars in thousands)	2020	2019	2018
Dividends from subsidiaries	$59,315	$59,490	$44,988
Investment income	—	1	24
Total Income	59,315	59,491	45,012
Interest expense on long-term debt	1,696	1,285	1,149
Other expenses	4,464	4,325	3,988
Total Expense	6,160	5,610	5,137
Income before income tax and undistributed net income of subsidiaries	53,155	53,881	39,875
Income tax benefit	(1,315)	(1,189)	(1,093)
Income before undistributed net income of subsidiaries	54,470	55,070	40,968
Equity in undistributed net income (distribution in excess of net income) of:
Bank subsidiary	(27,529)	42,683	68,385
Non-bank subsidiaries	(5,901)	481	(4,019)
Net Income	$21,040	$98,234	$105,334

NOTE 25. PARENT COMPANY CONDENSED FINANCIAL INFORMATION -- continued

STATEMENTS OF CASH FLOWS

	Years ended December 31,
(dollars in thousands)	2020	2019	2018
OPERATING ACTIVITIES
Net Income	$21,040	$98,234	$105,334
Equity in undistributed (earnings) losses of subsidiaries	33,430	(43,164)	(64,366)
Other	1,708	(99)	1,695
Net Cash Provided by Operating Activities	56,178	54,971	42,663
INVESTING ACTIVITIES
Net investments in subsidiaries	—	176	—
Acquisitions	—	(10)	—
Net Cash Provided by Investing Activities	—	166	—
FINANCING ACTIVITIES
Sale of treasury shares, net	(594)	(915)	(657)
Purchase of treasury shares	(12,559)	(18,222)	(12,256)
Cash dividends paid to common shareholders	(43,949)	(37,360)	(34,539)
Payment to repurchase of warrant	—	—	(7,652)
Net Cash Used in Financing Activities	(57,102)	(56,497)	(55,104)
Net decrease in cash	(924)	(1,360)	(12,441)
Cash at beginning of year	7,509	8,869	21,310
Cash at End of Year	$6,585	$7,509	$8,869

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
The most recent notifications from the Federal Reserve and the FDIC categorized S&T and S&T Bank as well capitalized under the regulatory framework for corrective action. There have been no conditions or events that we believe have changed S&T's or S&T Bank’s status during 2020 and 2019.
Common equity tier 1 capital includes common stock and related surplus plus retained earnings, less goodwill and intangible assets subject to a limitation and certain deferred tax assets subject to a limitation. In addition, we made a one-time permanent election to exclude accumulated other comprehensive income from capital. For regulatory purposes, trust preferred securities totaling $29.0 million, issued by an unconsolidated trust subsidiary of S&T underlying junior subordinated debt, are included in Tier 1 capital for S&T. Total capital consists of Tier 1 capital plus junior subordinated debt and the ACL subject to limitation. We currently have $32.8 million in junior subordinated debt which is included in Tier 2 capital for S&T in accordance with current regulatory reporting requirements.
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2020 and 2019, we met all capital adequacy requirements to which we are subject.

NOTE 26. REGULATORY MATTERS -- continued

The following table summarizes risk-based capital amounts and ratios for S&T and S&T Bank:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Leverage Ratio
S&T	$825,515	9.43%	$350,311	4.00%	$437,889	5.00%
S&T Bank	810,636	9.27%	349,739	4.00%	437,174	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	796,515	11.33%	316,338	4.50%	456,933	6.50%
S&T Bank	810,636	11.55%	315,792	4.50%	456,144	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	825,515	11.74%	421,784	6.00%	562,379	8.00%
S&T Bank	810,636	11.55%	421,056	6.00%	561,408	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	944,686	13.44%	562,379	8.00%	702,974	10.00%
S&T Bank	922,007	13.14%	561,408	8.00%	701,760	10.00%
As of December 31, 2019
Leverage Ratio
S&T	$854,146	10.29%	$331,925	4.00%	$414,907	5.00%
S&T Bank	832,113	10.04%	331,355	4.00%	414,194	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	825,146	11.43%	324,745	4.50%	469,077	6.50%
S&T Bank	832,113	11.56%	324,048	4.50%	468,069	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	854,146	11.84%	432,994	6.00%	577,325	8.00%
S&T Bank	832,113	11.56%	432,064	6.00%	576,085	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	954,094	13.22%	577,325	8.00%	721,656	10.00%
S&T Bank	922,310	12.81%	576,085	8.00%	720,106	10.00%

NOTE 27. SELECTED FINANCIAL DATA
The following table presents selected financial data for the most recent eight quarters.

	2020				2019
(dollars in thousands, except per share data) (unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter (1)	Third Quarter	Second Quarter	First Quarter
SUMMARY OF OPERATIONS
Interest income	$75,548	$76,848	$80,479	$87,589	$82,457	$79,813	$79,624	$78,590
Interest expense	5,620	7,572	10,331	17,553	18,045	18,617	18,797	18,234
Provision for credit losses	7,130	17,485	86,759	20,050	2,105	4,913	2,205	5,649
Net Interest Income After Provision For Credit Losses	62,798	51,791	(16,611)	49,986	62,307	56,283	58,622	54,707
Security gains (losses), net	—	—	142	—	(26)	—	—	—
Noninterest income	15,609	16,483	15,082	12,403	15,257	13,063	12,901	11,363
Noninterest expense	48,529	48,246	43,478	46,391	50,178	37,667	40,352	38,919
Income Before Taxes	29,878	20,028	(44,865)	15,998	27,360	31,679	31,171	27,151
Provision for income taxes	5,702	3,323	(11,793)	2,767	5,091	4,743	5,070	4,222
Net Income	$24,176	$16,705	$(33,072)	$13,231	$22,269	$26,936	$26,101	$22,929
Per Share Data
Common earnings per share—diluted	$0.62	$0.43	$(0.85)	$0.34	$0.62	$0.79	$0.76	$0.66
Dividends declared per common share	0.28	0.28	0.28	0.28	0.28	0.27	0.27	0.27
Common book value	29.38	29.10	28.93	30.06	30.13	28.69	28.11	27.47
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

NOTE 29. SHARE REPURCHASE PLAN

On March 19, 2018, our Board of Directors authorized a $50 million share repurchase plan. This repurchase authorization, which was effective through August 31, 2019, permitted us to repurchase from time to time up to $50 million in aggregate value of shares of our common stock through a combination of open market and privately negotiated repurchases. As of December 31, 2018, we repurchased 321,731 common shares at a total cost of $12.3 million, or an average of $38.10 per share. In 2019, we repurchased 470,708 common shares at a total cost of $18.2 million, or an average of $38.71 per share. Under the March 19, 2018 plan, we repurchased 792,439 common shares at a total cost of $30.5 million, or an average of $38.46 per share.
On September 16, 2019, our Board of Directors authorized a new $50 million share repurchase plan. This repurchase authorization, which is effective through March 31, 2021, permits S&T to repurchase from time to time up to $50 million in aggregate value of shares of S&T's common stock through a combination of open market and privately negotiated repurchases. No common shares were repurchased under the new repurchase plan as of December 31, 2019. As of December 31, 2020, we repurchased 411,430 common shares at a total cost of $12.6 million, or an average of $30.52 per share under the September 16, 2019 plan. Repurchase activity was suspended in March of 2020 due to the impact of the COVID-19 pandemic.
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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&T Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of S&T Bancorp, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of net income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes, collectively referred to as the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Adoption of New Accounting Standard

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company changed its method of accounting for credit losses in 2020. As explained below, auditing the Company’s allowance for credit losses was a critical audit matter.

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

               Allowance for Credit Losses (“ACL”)

Description of the Matter
On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which resulted in an increase to the allowance for credit losses (ACL) from retained earnings of $22.6 million. At December 31, 2020, the Company’s gross portfolio of loans was $7.2 billion with an associated ACL of $117.6 million. As discussed in Note 1 to the consolidated financial statements, the ACL is an estimate of expected credit losses, measured over the contractual life of a loan, that considers historical loss experience, current conditions and forecasts of future economic conditions. The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and an individual assessment of loans that do not share risk characteristics with other loans to determine if a specific reserve or a charge-off is appropriate.

The ACL for homogeneous loans is calculated using a life-time loss rate methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. Management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. The reasonable and supportable forecast adjustment is based on forecasted unemployment. The qualitative adjustments for current conditions are based upon value of underlying collateral for collateral dependent loans and the existence of and changes in concentrations for the commercial loan portfolios.

Auditing the ACL involves a high degree of subjectivity due to the qualitative adjustments. Management’s identification and measurement of the qualitative adjustments is highly judgmental and could have a significant effect on the ACL.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the ACL process, which include, among others, management’s review and approval controls designed to assess the need for and level of qualitative adjustments and the reliability of the data utilized to support management’s assessment.

To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed the basis for the adjustments and whether all relevant risks were reflected in the ACL. Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy and relevance of the underlying internal and external data utilized in management’s estimate and considered the existence of additional or contrary information. We evaluated the overall ACL, inclusive of the qualitative adjustments, and whether the amount appropriately reflects a reasonable estimate of lifetime losses by comparing the overall ACL to historical losses and ACL reserves established by peer banking institutions.

/s/ Ernst & Young LLP
We have served as the Company’s auditors since 2018.
Pittsburgh, Pennsylvania
February 26, 2021

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&T Bancorp, Inc.,

Opinion on Internal Control Over Financial Reporting

We have audited S&T Bancorp, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, S&T Bancorp, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of net income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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
February 26, 2021

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

Item 9A.  CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of December 31, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed S&T’s system of internal control over financial reporting as of December 31, 2020, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concludes that, as of December 31, 2020, S&T’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).”
Management assessed the effectiveness of S&T's internal control over financial reporting as of December 31, 2020, in relation to criteria for effective internal control over financial reporting as described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of December 31, 2020, S&T's internal controls over financial reporting were effective. Ernst & Young LLP, independent registered public accounting firm, has issued a report on the effectiveness of S&T’s internal control over financial reporting as of December 31, 2020, which is included herein.
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

Item 9B.  OTHER INFORMATION
Not applicable

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Part III, Item 10 of Form 10-K is incorporated herein from the sections entitled “Beneficial Ownership of S&T Common Stock by Directors and Officers -- Delinquent Section 16(a) Reports”, “Proposal 1 -- Election of Directors,” “Executive Officers of the Registrant,” “Corporate Governance --Audit Committee,” "Corporate Governance - Director Qualifications and Nominations: Board Diversity" and “Corporate Governance --Code of Conduct and Ethics” in our proxy statement relating to our May 17, 2021 annual meeting of shareholders.

Item 11.  EXECUTIVE COMPENSATION
The information required by Part III, Item 11 of Form 10-K is incorporated herein from the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Corporate Governance -- Compensation Committee Interlocks and Insider Participation,” “Corporate Governance - The S&T Board’s Role in Risk Oversight” and “Compensation and Benefits Committee Report” in our proxy statement relating to our May 17, 2021 annual meeting of shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by Part III, Item 12 of Form 10-K is incorporated herein from the sections entitled “Beneficial Owners of S&T Common Stock” and “Beneficial Ownership of S&T Common Stock by Directors and Officers” in our proxy statement relating to our May 17, 2021 annual meeting of shareholders.
Equity Compensation Plan Information
The following table provides information as of December 31, 2020 related to the equity compensation plans in effect at that time.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders(1)	101,306	(2)		126,260
Equity compensation plans not approved by shareholders	—		—	—
Total	101,306		$—	126,260
(1)Awards granted under the 2014 Incentive Stock Plan.
(2) Represents performance shares that can be earned under the 2014 Stock Plan with no associated exercise price.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Part III, Item 13 of Form 10-K is incorporated herein from the sections entitled “Related Person Transactions” and “Corporate Governance -- Director Independence” in our proxy statement relating to our May 17, 2021 annual meeting of shareholders.
Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Part III, Item 14 of Form 10-K is incorporated herein from the section entitled “Proposal 2: Ratification of the Selection of Independent Registered Public Accounting Firm for Fiscal Year 2021” in our proxy statement relating to our May 17, 2021 annual meeting of shareholders.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Report.
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

3.7	Certificate of Designations for the Series A Preferred Stock. Filed as Exhibit 3.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 15, 2009, and incorporated herein by reference.

—	Amended and Restated By-laws of S&T Bancorp, Inc. Filed as Exhibit 3.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on December 23, 2020, and incorporated herein by reference.

The Company has certain long-term debt but has not filed the instruments evidencing such debt as Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the Companies total consolidated assets. The Company agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.

4.1	Description of Securities. Filed as Exhibit 4.1 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ended December 31, 2019, and incorporated herein by reference

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

10.5	Letter Agreement, dated as of October 2, 2020, by and between S&T Bancorp, Inc. and Todd D. Brice. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on October 2, 2020, and incorporated herein by reference.*

(b) Exhibits

—
Confidentiality, Trade Secrets, Non-Solicitation and Severance Agreement, dated October 14, 2020, by and between David G. Antolik and S&T Bancorp, Inc. Filed as Exhibit 10.3 to S&T Bancorp, Inc. Current Report on Form 8-K filed on October 16, 2020, and incorporated herein by reference.*

—	Restricted Stock Award Agreement David G. Antolik, dated October 12, 2020. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on October 16, 2020, and incorporated herein by reference.*
—
Confidentiality, Trade Secrets, Non-Solicitation and Severance Agreement, dated October 14, 2020, by and between Mark Kochvar and S&T Bancorp, Inc. Filed as Exhibit 10.4 to S&T Bancorp, Inc. Current Report on Form 8-K filed on October 16, 2020.

—
Restricted Stock Award Agreement Mark Kochvar, dated October 12, 2020. Filed as Exhibit 10.2 to S&T Bancorp, Inc. Current Report on Form 8-K filed on October 16, 2020, and incorporated herein by reference.*

10.10	S&T Bancorp, Inc. 2014 Incentive Plan. Filed as Exhibit 10.9 to S&T Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference. *

10.11	Severance and General Release Agreement, dated August 4, 2020, by and between David P. Ruddock and S&T Bancorp, Inc., S&T Bank and any of their subsidiaries or affiliated business. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference *

10.12	Confidentiality, Trade Secrets, Non-Solicitation and Severance Agreement, dated November 2, 2020, by and between Ernest J. Draganza and S&T Bancorp, Inc., S&T Bank and their subsidiaries and affiliated companies. Filed as Exhibit 10.2 to S&T Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, and incorporated herein by reference.*

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, S&T Bancorp, Inc.'s Current Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File ((formatted as Inline XBRL and contained in Exhibits 101))
*Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&T BANCORP, INC. (Registrant)
/s/ Todd D. Brice	2/26/2021
Todd D. Brice Chief Executive Officer (Principal Executive Officer)	Date

/s/ Mark Kochvar	2/26/2021
Mark Kochvar Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Todd D. Brice	Chief Executive Officer and Director (Principal Executive Officer)	2/26/2021
Todd D. Brice

/s/ Mark Kochvar	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2/26/2021
Mark Kochvar

/s/ Melanie Lazzari	Executive Vice President, Controller	2/26/2021
Melanie Lazzari

/s/ David G. Antolik	President and Director	2/26/2021
David G. Antolik

/s/ Christine J. Toretti	Chair of the Board and Director	2/26/2021
Christine J. Toretti

	Director	2/26/2021
Lewis W. Adkins Jr.

/s/ Peter R. Barsz	Director	2/26/2021
Peter R. Barsz

SIGNATURE	TITLE	DATE
/s/ Christina A. Cassotis	Director	2/26/2021
Christina A. Cassotis

/s/ Michael J. Donnelly	Director	2/26/2021
Michael J. Donnelly

/s/ James T. Gibson	Director	2/26/2021
James T. Gibson

/s/ Jeffrey D. Grube	Director	2/26/2021
Jeffrey D. Grube

/s/ William J. Hieb	Director	2/26/2021
William J. Hieb

	Director	2/26/2021
Jerry D. Hostetter

/s/ Robert E. Kane	Director	2/26/2021
Robert E. Kane

	Director	2/26/2021
James C. Miller

/s/ Frank J. Palermo, Jr.	Director	2/26/2021
Frank J. Palermo, Jr.

/s/ Steven J. Weingarten	Director	2/26/2021
Steven J. Weingarten