Form 10-Q
period 2021-03-31
S&T BANCORP INC
filed 2021-05-06
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Common Stock, $2.50 Par Value - 39,360,750 shares as of April 30, 2021

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020
( in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $601,134 and $158,903 at March 31, 2021 and December 31, 2020	$671,429	$229,666
Securities, at fair value	817,299	773,693
Loans held for sale	12,794	18,528
Portfolio loans, net of unearned income	7,183,168	7,225,860
Allowance for credit losses on loans	(115,101)	(117,612)
Portfolio loans, net	7,068,067	7,108,248
Bank owned life insurance	82,677	82,303
Premises and equipment, net	54,720	55,614
Federal Home Loan Bank and other restricted stock, at cost	12,199	13,030
Goodwill	373,424	373,424
Other intangible assets, net	8,211	8,675
Other assets	228,159	304,716
Total Assets	$9,328,979	$8,967,897
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,539,594	$2,261,994
Interest-bearing demand	976,225	864,510
Money market	2,002,857	1,937,063
Savings	1,036,927	969,508
Certificates of deposit	1,320,425	1,387,463
Total Deposits	7,876,028	7,420,538
Securities sold under repurchase agreements	67,417	65,163
Short-term borrowings	—	75,000
Long-term borrowings	23,282	23,681
Junior subordinated debt securities	64,097	64,083
Other liabilities	129,877	164,721
Total Liabilities	8,160,701	7,813,186
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at March 31, 2021 and December 31, 2020 Outstanding—39,268,359 shares at March 31, 2021 and 39,298,007 shares at December 31, 2020	103,623	103,623
Additional paid-in capital	401,353	400,668
Retained earnings	731,718	710,061
Accumulated other comprehensive income	1,061	8,971
Treasury stock — 2,181,085 shares at March 31, 2021 and 2,151,437 shares at December 31, 2020, at cost	(69,477)	(68,612)
Total Shareholders’ Equity	1,168,278	1,154,711
Total Liabilities and Shareholders’ Equity	$9,328,979	$8,967,897

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
(dollars in thousands, except per share data)	2021	2020
INTEREST AND DIVIDEND INCOME
Loans, including fees	$70,232	$82,051
Investment Securities:
Taxable	3,563	4,215
Tax-exempt	813	870
Dividends	173	453
Total Interest and Dividend Income	74,781	87,589
INTEREST EXPENSE
Deposits	3,481	15,338
Borrowings and junior subordinated debt securities	641	2,215
Total Interest Expense	4,122	17,553
NET INTEREST INCOME	70,659	70,036
Provision for credit losses	3,137	20,050
Net Interest Income After Provision for Credit Losses	67,522	49,986
NONINTEREST INCOME
Net gain on sale of securities	—	—
Mortgage banking	4,310	1,236
Debit and credit card	4,162	3,482
Service charges on deposit accounts	3,474	4,008
Wealth management	2,944	2,362
Commercial loan swap income	95	2,484
Other	2,252	(1,169)
Total Noninterest Income	17,236	12,403
NONINTEREST EXPENSE
Salaries and employee benefits	23,327	21,335
Data processing and information technology	4,225	3,868
Occupancy	3,827	3,765
Furniture, equipment and software	2,640	2,519
Professional services and legal	1,531	1,048
Other Taxes	1,436	1,600
Marketing	1,322	1,111
FDIC Insurance	1,046	770
Merger related expenses	—	2,342
Other	6,226	8,033
Total Noninterest Expense	45,580	46,391
Income Before Taxes	39,178	15,998
Income tax expense	7,276	2,767
Net Income	$31,902	$13,231
Earnings per share—basic	$0.81	$0.34
Earnings per share—diluted	$0.81	$0.34
Dividends declared per share	$0.28	$0.28
Comprehensive Income	$23,992	$30,573
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	For the three months ended March 31, 2020
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at January 1, 2020	$103,623	$399,944	$761,083	$(11,670)	$(60,982)	$1,191,998
Net income for the three months ended March 31, 2020	—	—	13,231	—	—	13,231
Other comprehensive income, net of tax	—	—	—	17,342	—	17,342
Adoption of accounting standard - credit losses	—	—	(22,590)	—	—	(22,590)
Cash dividends declared ($0.28 per share)	—	—	(11,051)	—	—	(11,051)
Forfeitures of restricted stock, net of issuances (26,739 shares, net of issuance of 3,290 shares)	—	—	53	—	(616)	(563)
Repurchase of common stock (411,430 shares)	—	—	—	—	(12,559)	(12,559)
Recognition of restricted stock compensation expense	—	443	—	—	—	443
Balance at March 31, 2020	$103,623	$400,387	$740,726	$5,672	$(74,157)	$1,176,251
See Notes to Consolidated Financial Statements
	For the three months ended March 31, 2021
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at January 1, 2021	$103,623	$400,668	$710,061	$8,971	$(68,612)	$1,154,711
Net income for the three months ended March 31, 2021	—	—	31,902	—	—	31,902
Other comprehensive loss, net of tax	—	—	—	(7,910)	—	(7,910)
Cash dividends declared ($0.28 per share)	—	—	(10,975)	—	—	(10,975)
Forfeitures of restricted stock, net of issuances (30,840 shares, net of issuance of 1,192 shares)	—	—	730	—	(865)	(135)
Recognition of restricted stock compensation expense	—	685	—	—	—	685
Balance at March 31, 2021	$103,623	$401,353	$731,718	$1,061	$(69,477)	$1,168,278
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Net Cash Provided by (Used in) Operating Activities	$90,145	$(59,961)

INVESTING ACTIVITIES
Purchases of securities	(89,038)	(30,292)
Proceeds from maturities, prepayments and calls of securities	34,715	33,869
Net proceeds from sales (purchases of) of Federal Home Loan Bank stock	831	(5,277)
Net decrease (increase) in loans	33,937	(122,507)
Proceeds from sale of loans not originated for resale	640	—
Purchases of premises and equipment	(811)	(1,429)
Proceeds from the sale of premises and equipment	74	—
Net Cash Used in Investing Activities	(19,652)	(125,636)
FINANCING ACTIVITIES
Net increase in core deposits	522,528	28,684
Net decrease in certificates of deposit	(67,003)	(7,042)
Net increase in securities sold under repurchase agreements	2,254	49,756
Net decrease (increase) in short-term borrowings	(75,000)	128,921
Repayments on long-term borrowings	(399)	(688)
Treasury shares issued-net	(135)	(563)
Cash dividends paid to common shareholders	(10,975)	(11,051)
Repurchase of common stock	—	(12,559)
Net Cash Provided by Financing Activities	371,270	175,458
Net increase (decrease) in cash and cash equivalents	441,763	(10,139)
Cash and cash equivalents at beginning of period	229,666	197,823
Cash and Cash Equivalents at End of Period	$671,429	$187,684
Supplemental Disclosures
Loans transferred to held for sale	$2,798	$—
Leased right-of-use operating assets and lease liabilities	$—	$91
Interest paid	$5,368	$17,795
Income taxes paid, net of refunds	$197	$210
Transfers of loans to other real estate owned	$77	$110
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements of S&T have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission, or SEC, on March 1, 2021. In the opinion of management, the accompanying interim financial information reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.
On June 5, 2019 we entered into an agreement to acquire DNB Financial Corporation, or DNB, and the transaction was completed on November 30, 2019. Refer to Note 2, Business Combinations in our Annual Report on Form 10-K for the year ended December 31, 2020 for further details on the merger.
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
Recently Adopted Accounting Standards Updates, or ASU or Update
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions and improve the consistent application of GAAP by clarifying and amending other existing guidance. We adopted this ASU on January 1, 2021. The amendments in this ASU did not impact our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Accounting Standards Issued But Not Yet Adopted
Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. Modified contracts that meet certain scope guidance are eligible for relief from the modification accounting requirements in GAAP. The optional guidance generally allows for the modified contract to be accounted for as a continuation of the existing contract and does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022. We are evaluating the impact of this ASU and we do not expect the amendments in this ASU to materially impact our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 2. EARNINGS PER SHARE
Diluted earnings per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted earnings per share. For the three months ended March 31, 2021 and 2020, diluted EPS was reported using the two-class method. The following table reconciles the numerators and denominators of basic and diluted earnings per share calculations for the periods presented.

	Three months ended March 31,
(in thousands, except share and per share data)	2021	2020
Numerator for Earnings per Share—Basic:
Net income	$31,902	$13,231
Less: Income allocated to participating shares	141	29
Net Income Allocated to Shareholders	$31,761	$13,202

Numerator for Earnings per Share—Diluted:
Net income	$31,902	$13,231
Net Income Available to Shareholders	$31,902	$13,231

Denominators for Earnings per Share:
Weighted Average Shares Outstanding—Basic	39,021,208	39,271,540
Add: Potentially dilutive shares	99,922	108,116
Denominator for Treasury Stock Method—Diluted	39,121,130	39,379,656

Weighted Average Shares Outstanding—Basic	39,021,208	39,271,540
Add: Average participating shares outstanding	—	54,398
Denominator for Two-Class Method—Diluted	39,021,208	39,325,938

Earnings per share—basic	$0.81	$0.34
Earnings per share—diluted	$0.81	$0.34
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	165	41

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

NOTE 3. FAIR VALUE MEASUREMENTS - continued
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
OREO and Other Repossessed Assets
OREO and other repossessed assets obtained in partial or total satisfaction of a loan are recorded at the lower of recorded investment in the loan or fair value less cost to sell. Subsequent to foreclosure, these assets are carried at the lower of the amount recorded at acquisition date or fair value less cost to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets carried at fair value are classified as Level 3. OREO and other repossessed assets are reported in other assets in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS - continued
Mortgage Servicing Rights
MSRs are reported pursuant to the amortization method and evaluated for impairment quarterly by comparing the carrying to the fair value of the MSRs. Fair value of MSRs is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. Since the valuation model includes significant unobservable inputs as listed above, MSRs are classified as Level 3. MSRs are reported in other assets in the Consolidated Balance Sheets and are amortized into mortgage banking income in the Consolidated Statements of Comprehensive Income.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS - continued
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at March 31, 2021 and December 31, 2020.

	March 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$—	$63,268	$—	$63,268
Obligations of U.S. government corporations and agencies	—	82,028	—	82,028
Collateralized mortgage obligations of U.S. government corporations and agencies	—	217,916	—	217,916
Residential mortgage-backed securities of U.S. government corporations and agencies	—	63,911	—	63,911
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	277,253	—	277,253
Corporate obligations	—	2,002	—	2,002
Obligations of states and political subdivisions	—	107,505	—	107,505
Total Available-for-sale Debt Securities	—	813,883	—	813,883
Marketable equity securities	3,328	88	—	3,416
Total Securities	3,328	813,971	—	817,299
Securities held in a deferred compensation plan	7,178	—	—	7,178
Derivative financial assets:
Interest rate swaps	—	40,415	—	40,415
Interest rate lock commitments	—	—	1,509	1,509
Forward sale contracts	—	—	226	226
Total Assets	$10,506	$854,386	$1,735	$866,627
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$40,818	$—	$40,818
Total Liabilities	$—	$40,818	$—	$40,818

	December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$—	$10,282	$—	$10,282
Obligations of U.S. government corporations and agencies	—	82,904	—	82,904
Collateralized mortgage obligations of U.S. government corporations and agencies	—	209,296	—	209,296
Residential mortgage-backed securities of U.S. government corporations and agencies	—	67,778	—	67,778
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	273,681	—	273,681
Corporate obligations	—	2,025	—	2,025
Obligations of states and political subdivisions	—	124,427	—	124,427
Total Available-for-sale Debt Securities	—	770,393	—	770,393
Marketable equity securities	3,228	72	—	3,300
Total Securities	3,228	770,465	—	773,693
Securities held in a deferred compensation plan	6,794	—	—	6,794
Derivative financial assets:
Interest rate swaps	—	78,319	—	78,319
Interest rate lock commitments	—	—	2,900	2,900
Total Assets	$10,022	$848,784	$2,900	$861,706
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$79,033	$—	$79,033
Forward sale contracts	—	385	—	385
Total Liabilities	$—	$79,418	$—	$79,418

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS - continued
There were no transfers between Level 1, Level 2 and Level 3 for the three months ended March 31, 2021. Interest rate lock commitments to borrowers were transferred from Level 2 to Level 3 during the year ended December 31, 2020 due to pull-through factors being a significant unobservable input.
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either March 31, 2021 or December 31, 2020.
For Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average (1) (2) (3)
(dollars in thousands)
Loans individually evaluated	$78,186	Collateral method	Appraisal adjustment	0%	-	47%	16.91%
Other real estate owned	1,563	Collateral method	Costs to sell	4%	-	7.00%	5.06%
Mortgage servicing rights	6,590	Discounted cash flow method	Discount rate	9.02%	-	13.77%	9.40%
			Constant prepayment rates	9.24%	-	12.54%	11.08%
Loans held for sale	2,798	Contractual agreement	None	NA			NA
Total Assets	$89,137

	December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average (1) (2) (3)
(dollars in thousands)
Loans individually evaluated	$67,402	Collateral method	Appraisal adjustment	0%	-	47%	16.90%
Other real estate owned	1,953	Collateral method	Costs to sell	4%	-	7.00%	4.92%
Mortgage servicing rights	4,976	Discounted cash flow method	Discount rate	9.24%	-	12.55%	9.42%
			Constant prepayment rates	8.82%	-	14.58%	13.37%
Loans held for sale	586	Contractual agreement	None	NA			NA
Total Assets	$74,917
NA - not applicable
(1) Weighted averages for loans held for investment were weighted by loan amounts.
(2) Weighted averages for other real estate owned were weighted by OREO balances.
(3) Weighted averages for mortgage services rights discount rate and prepayment rates are based on note rate tranches and voluntary constant prepayment rates.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS - continued
The carrying values and fair values of our financial instruments at March 31, 2021 and December 31, 2020 are presented in the following tables:

	Carrying Value(1)	Fair Value Measurements at March 31, 2021
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$671,429	$671,429	$671,429	$—	$—
Securities	817,299	817,299	—	817,299	—
Loans held for sale	12,794	12,794	—	—	12,794
Portfolio loans, net	7,068,067	6,976,120	—	—	6,976,120
Bank owned life insurance	82,677	82,677	—	82,677	—
FHLB and other restricted stock	12,199	12,199	—	—	12,199
Collateral receivable	43,343	43,343	43,343	—	—
Securities held in a deferred compensation plan	7,178	7,178	7,178	—	—
Mortgage servicing rights	6,590	6,590	—	—	6,590
Interest rate swaps	40,415	40,415	—	40,415	—
Interest rate lock commitments	1,509	1,509	—	—	1,509
Forward sale contracts	226	226	—	—	226
LIABILITIES
Deposits	$7,876,028	$7,876,232	$6,555,603	$1,320,629	$—
Securities sold under repurchase agreements	67,417	67,417	67,417	—	—
Short-term borrowings	—	—	—	—	—
Long-term borrowings	23,282	23,903	4,447	19,456	—
Junior subordinated debt securities	64,097	64,097	64,097	—	—
Interest rate swaps	40,818	40,818	—	40,818	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2020
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$229,666	$229,666	$229,666	$—	$—
Securities	773,693	773,693	3,228	770,465	—
Loans held for sale	18,528	18,528	—	—	18,528
Portfolio loans, net	7,108,248	7,028,446	—	—	7,028,446
Bank owned life insurance	82,303	82,303	—	82,303	—
FHLB and other restricted stock	13,030	13,030	—	—	13,030
Collateral receivable	77,936	77,936	77,936	—	—
Securities held in a deferred compensation plan	6,794	6,794	6,794	—	—
Mortgage servicing rights	4,976	4,976	—	—	4,976
Interest rate swaps	78,319	78,319	—	78,319	—
Interest rate lock commitments	2,900	2,900	—	—	2,900
LIABILITIES
Deposits	$7,420,538	$7,422,894	$6,033,075	$1,389,819	$—
Securities sold under repurchase agreements	65,163	65,163	65,163	—	—
Short-term borrowings	75,000	75,000	75,000	—	—
Long-term borrowings	23,681	24,545	4,494	20,051	—
Junior subordinated debt securities	64,083	64,083	64,083	—	—
Interest rate swaps	79,033	79,033	—	79,033	—
Forward sale contracts	385	385	—	385	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES

The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	March 31, 2021	December 31, 2020
Available-for-sale debt securities	$813,883	$770,393
Marketable equity securities	3,416	3,300
Total Securities	$817,299	$773,693
Available-for-Sale Debt Securities
The following tables present the amortized cost and fair value of available-for-sale debt securities as of the dates presented:

	March 31, 2021				December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$63,361	$259	$(352)	$63,268	$9,980	$302	$—	$10,282
Obligations of U.S. government corporations and agencies	78,715	3,313	—	82,028	78,755	4,149	—	82,904
Collateralized mortgage obligations of U.S. government corporations and agencies	213,394	5,716	(1,194)	217,916	202,975	6,410	(89)	209,296
Residential mortgage-backed securities of U.S. government corporations and agencies	64,496	632	(1,217)	63,911	66,960	818	—	67,778
Commercial mortgage-backed securities of U.S. government corporations and agencies	266,292	11,085	(124)	277,253	258,875	14,806	—	273,681
Corporate obligations	2,001	2	(1)	2,002	2,021	5	(1)	2,025
Obligations of states and political subdivisions	101,949	5,556	—	107,505	117,439	6,988	—	124,427
Total Available-for-Sale Debt Securities (1)	$790,208	$26,563	$(2,888)	$813,883	$737,005	$33,478	$(90)	$770,393
(1) Excludes interest receivable of $3.2 million at March 31, 2021and $3.4 million at December 31, 2020. Interest receivable is included in other assets in the consolidated balance sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES – continued
The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category as of the dates presented:

	March 31, 2021
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	5	$53,026	$(352)	—	$—	$—	5	$53,026	$(352)
Obligations of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations of U.S. government corporations and agencies	1	10,785	(124)	—	—	—	1	10,785	(124)
Residential mortgage-backed securities of U.S. government corporations and agencies	2	49,860	(1,217)	—	—	—	2	49,860	(1,217)
Commercial mortgage-backed securities of U.S. government corporations and agencies	5	68,629	(1,194)	—	—	—	5	68,629	(1,194)
Corporate bonds	1	499	(1)	—	—	—	1	499	(1)
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total	14	$182,799	$(2,888)	—	$—	$—	14	$182,799	$(2,888)

December 31, 2020
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	—	$—	$—	—	$—	$—
Obligations of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations of U.S. government corporations and agencies	2	35,697	(89)	—	—	—	2	35,697	(89)
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Corporate bonds	1	499	(1)	—	—	—	1	499	(1)
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total	3	$36,196	$(90)	—	$—	$—	3	$36,196	$(90)
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit losses or other factors. There was 14 debt securities in an unrealized loss position at March 31, 2021 and 3 debt securities in an unrealized loss position at December 31, 2020. We do not intend to sell and it is more likely than not that we will not be required to sell the securities in an unrealized loss position before recovery of their amortized cost. The unrealized losses on the debt securities were attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security. We did not record an ACL related to the securities portfolio at March 31, 2021 and December 31, 2020.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES – continued
The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated other comprehensive income/(loss), for the periods presented:

	March 31, 2021			December 31, 2020
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)
Total unrealized gains/(losses) on available-for-sale debt securities	$26,563	$(2,888)	$23,675	$33,478	$(90)	$33,388
Income tax (expense) benefit	(5,668)	615	(5,053)	(7,128)	19	(7,109)
Net Unrealized Gains/(Losses), Net of Tax Included in Accumulated Other Comprehensive Income/(Loss)	$20,895	$(2,273)	$18,622	$26,350	$(71)	$26,279
The amortized cost and fair value of available-for-sale debt securities at March 31, 2021 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$40,399	$40,813
Due after one year through five years	92,940	97,643
Due after five years through ten years	89,580	91,236
Due after ten years	21,106	23,109
Available-for-Sale Debt Securities With Maturities	244,025	252,801
Collateralized mortgage obligations of U.S. government corporations and agencies	213,394	217,916
Residential mortgage-backed securities of U.S. government corporations and agencies	64,496	63,911
Commercial mortgage-backed securities of U.S. government corporations and agencies	266,292	277,253
Corporate Securities	2,001	2,002
Total Available-for-Sale Debt Securities	$790,208	$813,883
Debt securities with carrying values of $320 million at March 31, 2021 and $308 million at December 31, 2020 were pledged for various regulatory and legal requirements.
Marketable Equity Securities
The following table presents realized and unrealized net gains and losses for our marketable equity securities for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Marketable Equity Securities
Net market gains/(losses) recognized	$116	$(1,585)
Less: Net gains recognized for equity securities sold	—	—
Unrealized (Losses)/Gains on Equity Securities Still Held	$116	$(1,585)
Total unrealized gains and losses on marketable equity securities recognized during the current period are included in other noninterest income on the Consolidated Statements of Comprehensive Income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE

Loans are presented net of unearned income of $14.0 million at March 31, 2021 and $16.0 million at December 31, 2020 and net of a discount related to purchase accounting fair value adjustments of $7.5 million at March 31, 2021 and $8.6 million at December 31, 2020. The following table presents loans as of the dates presented:

(dollars in thousands)	March 31, 2021	December 31, 2020
Commercial
Commercial real estate	$3,284,555	$3,244,974
Commercial and industrial	1,931,711	1,954,453
Commercial construction	460,417	474,280
Total Commercial Loans	5,676,683	5,673,707
Consumer
Consumer real estate	1,425,839	1,471,238
Other consumer	80,646	80,915
Total Consumer Loans	1,506,485	1,552,153
Total Portfolio Loans	7,183,168	7,225,860
Loans held for sale	12,794	18,528
Total Loans (1)	$7,195,962	$7,244,388
(1) Excludes interest receivable of $23.4 million at March 31, 2021 and $24.7 million at December 31, 2020. Interest receivable is included in other assets in the consolidated balance sheets.

Commercial and industrial loans, or C&I, included $499.1 million of loans originated under the Paycheck Protection Program, or PPP, at March 31, 2021. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act was signed into law. The CARES Act included the PPP, a program designed to aid small and medium sized businesses through federally guaranteed loans distributed through banks. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. The loans are 100 percent guaranteed by the Small Business Administration, or SBA. These loans carry a fixed rate of 1.00 percent and a term of two years, or five years for loans approved by the SBA, on or after June 5, 2020. Payments are deferred for at least six months of the loan. The SBA pays us a processing fee ranging from 1 percent to 5 percent based on the size of the loan. Interest is accrued as earned and loan origination fees and direct costs are deferred and accreted or amortized into interest income over the life of the loan using the level yield method. When a PPP loan is paid off or forgiven by the SBA, the remaining unaccreted or unamortized net origination fees or costs will be immediately recognized into income.
At March 31, 2021, our business banking segment was $1.1 billion compared to $1.2 billion at December 31, 2020. Business banking consists of commercial loans made to small businesses that are standard, non-complex products evaluated through a streamlined credit approval process that has been designed to maximize efficiency while maintaining high credit quality standards that meet small business market customers’ needs. Business banking consisted of $504.2 million of commercial real estate loans, $232.1 million of C&I loans, $11.0 million of commercial construction loans, $321.8 million of consumer real estate loans that have a commercial purpose at March 31, 2021. At December 31, 2020 business banking consisted of $453.0 million of commercial real estate loans, $394.9 million of C&I loans, $8.2 million of commercial construction loans and $303.9 million of consumer real estate loans that have a commercial purpose. During the first quarter of 2021, $90.2 million of commercial loans and $23.2 million of consumer loans were reclassified into the business banking segment.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 79.0 percent of total portfolio loans at March 31, 2021 and 78.5 percent at December 31, 2020. Within our commercial portfolio, the CRE and commercial construction portfolios combined comprised $3.7 billion, or 66.0 percent, of total commercial loans at March 31, 2021 and $3.7 billion, or 65.6 percent, of total commercial loans at December 31, 2020 and 52.1 percent of total portfolio loans at March 31, 2021 and 51.5 percent at December 31, 2020.
We lend primarily in Pennsylvania and the contiguous states of Ohio, New York, West Virginia and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this geography, resulting in a concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued
concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data and information supplied by our customers. We also use subscription services for additional geographic and industry specific information. Our CRE and commercial construction portfolios have exposure outside of this geography of 5.7 percent of the combined portfolios and 3.0 percent of total portfolio loans at March 31, 2021. This compares to 5.9 percent of the combined portfolios and 3.0 percent of total portfolio loans at December 31, 2020.
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
The following tables summarize restructured loans as of the dates presented:

	March 31, 2021
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$9	$15,754	$15,762
Commercial and industrial	7,576	11,425	19,001
Commercial construction	3,245	—	3,245
Business banking	1,471	397	1,868
Consumer real estate	5,611	2,407	8,018
Other consumer	5	—	5
Total	$17,916	$29,983	$47,899

	December 31, 2020
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$14	$16,654	$16,668
Commercial and industrial	7,090	9,885	16,975
Commercial construction	3,267	—	3,267
Business banking	1,503	430	1,933
Consumer real estate	5,581	2,319	7,900
Other consumer	5	—	5
Total	$17,460	$29,288	$46,748

There were no TDR's that returned to accruing status during the three months ended March 31, 2021 and March 31, 2020.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

The following tables present the restructured loans by portfolio segment and by type of concession for the periods presented:

	Three Months Ended March 31, 2021
	Number of Contracts	Type of Modification					Total Pre-Modification Outstanding Recorded Investment(2)	Total Post-Modification Outstanding Recorded Investment(2)
(dollars in thousands)		Bankruptcy(1)	Forbearance	Extend Maturity	Modify Rate	Modify Payments
Commercial real estate	—	$—	$—	$—	$—	$—	$—	$—
Commercial industrial	2	—	—	821	—	5,475	6,304	6,296
Commercial construction	—	—	—	—	—	—	—	—
Business banking	—	—	—	—	—	—	—	—
Consumer real estate	11	340	80	—	—	148	609	568
Other consumer	1	1	—	—	—	—	1	1
Total(2)	14	$341	$80	$821	$—	$5,623	$6,914	$6,865
(1) Bankruptcy is consumer bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.
(2) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

	Three Months Ended March 31, 2020
	Number of Contracts	Type of Modification					Total Pre-Modification Outstanding Recorded Investment(2)	Total Post-Modification Outstanding Recorded Investment(2)
(dollars in thousands)		Bankruptcy(1)	Forbearance	Extend Maturity	Modify Rate	Modify Payments
Commercial real estate	—	$—	$—	$—	$—	$—	$—	$—
Commercial industrial	—	—	—	—	—	—	—	—
Commercial construction	1	—	—	1,891	—	—	1,891	1,806
Business banking	—	—	—	—	—	—	—	—
Consumer real estate	5	78	—	—	—	27	105	91
Other consumer	—	—	—	—	—	—	—	—
Total(2)	6	$78	$—	$1,891	$—	$27	$1,996	$1,897
(1) Bankruptcy is consumer bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.
(2) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

In response to the coronavirus, or COVID-19, pandemic and its economic impact on our customers, we implemented a short-term modification program that complies with the CARES Act to provide temporary payment relief to those borrowers directly impacted by the pandemic who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments for 90 days and up to a maximum of 180 days for our commercial customers. The customer remains responsible for deferred payments along with any additional interest accrued during the deferral period. Under the applicable guidance, none of these loans were considered restructured as of March 31, 2021. We had 40 commercial loans that were modified totaling $61.8 million at March 31, 2021 compared to 52 commercial loans that were modified totaling $195.6 million at December 31, 2020.
As of March 31, 2021, we had 20 commitments to lend an additional $0.8 million on TDRs. Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. There were no TDRs that defaulted during the three months ended March 31, 2021. There were 11 TDRs that defaulted during the three months ended March 31, 2020 totaling $21.1 million that were restructured within the last 12 months prior to defaulting.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	March 31, 2021	December 31, 2020
Nonperforming Assets
Nonaccrual loans	$102,430	$117,485
Nonaccrual TDRs	29,983	29,289
Total Nonaccrual Loans(1)	132,413	146,774
OREO	1,620	2,155
Total Nonperforming Assets	$134,033	$148,929
(1)In addition to nonperforming loans of $132.4 million, we have a $2.8 million commercial and industrial held for sale loan that is nonperforming resulting in total nonperforming loans of $135.2 million.

The decrease in nonperforming loans of $11.6 million at March 31, 2021 compared to December 31, 2020 was primarily related to the payoff of a $4.6 million commercial real estate relationship and a $3.9 million charge off of an $11.1 million C&I relationship that was previously held in specific reserve.

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
Commercial Construction—Loans made to finance construction of buildings or other structures, as well as to finance the acquisition and development of raw land for various purposes. While the risk of these loans is generally confined to the construction/development period, if there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the type of project and the experience and resources of the developer.
Business Banking—Commercial purpose loans made to small businesses that are standard, non-complex products evaluated through a streamlined credit approval process that has been designed to maximize efficiency while maintaining high credit quality standards that meet small business market customers’ needs. The business banking portfolio is monitored by utilizing a standard and closely managed process focusing on behavioral and performance criteria. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the collateral type and business.
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
Other Consumer—Loans made to individuals that may be secured by assets other than 1-4 family residences, as well as unsecured loans. This segment includes auto loans, unsecured loans and lines. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued
The following tables presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the dates presented:

	March 31, 2021
	Risk Rating
(dollars in thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Revolving-Term	Total

Commercial real estate
Pass	$96,988	$319,206	$444,668	$376,347	$258,362	$850,342	$44,872	—	$2,390,785
Special mention	—	450	35,420	8,342	22,541	113,614	—	—	180,367
Substandard	—	—	17,259	15,772	19,894	146,624	1,482	—	201,030
Doubtful	—	—	645	—	—	7,499	—	—	8,144
Total commercial real estate	96,988	319,656	497,992	400,461	300,796	1,118,080	46,354	—	2,780,327

Commercial and industrial
Pass	252,427	478,363	168,546	110,278	55,096	179,887	361,828	—	1,606,425
Special mention	—	3,090	28,623	3,562	180	1,289	17,718	—	54,461
Substandard	5,476	—	6,165	4,415	5,778	12,715	4,153	—	38,701
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	257,902	481,453	203,334	118,255	61,054	193,891	383,699	—	1,699,588

Commercial construction
Pass	24,730	127,643	195,245	53,248	2,059	10,856	13,232	—	427,012
Special mention	—	3,490	2,862	—	—	8,478	—	—	14,830
Substandard	—	—	4,148	—	501	2,967	—	—	7,616
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	24,730	131,133	202,255	53,248	2,560	22,301	13,232	—	449,459

Business banking
Pass	34,568	121,017	167,764	134,358	89,027	362,534	110,572	265	1,020,105
Special mention	—	502	1,972	1,379	1,621	7,759	287	122	13,642
Substandard	—	72	1,267	3,777	2,990	25,409	1,141	674	35,330
Doubtful	—	—	—	—	—	—	—	—	—
Total business banking	34,568	121,591	171,003	139,513	93,638	395,703	112,001	1,061	1,069,078

Consumer real estate
Pass	20,000	116,640	110,942	58,166	55,435	267,411	436,449	23,550	1,088,594
Special mention	—	—	—	—	—	2,246	—	—	2,246
Substandard	—	—	186	2,089	1,506	7,896	503	1,080	13,260
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer real estate	20,000	116,640	111,128	60,255	56,942	277,553	436,952	24,630	1,104,099

Other consumer
Pass	872	14,119	11,576	5,723	2,673	2,283	35,151	955	73,354
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	109	125	104	4,968	374	1,579	7,260
Doubtful	—	—	—	—	—	4	—	—	4
Total other consumer	872	14,119	11,686	5,848	2,778	7,255	35,525	2,534	80,618

Pass	429,585	1,176,989	1,098,741	738,120	462,653	1,673,313	1,002,104	24,770	6,606,275
Special mention	—	7,532	68,876	13,283	24,342	133,387	18,005	122	265,547
Substandard	5,476	72	29,134	26,177	30,773	200,579	7,653	3,332	303,198
Doubtful	—	—	645	—	—	7,503	—	—	8,148
Total	$435,060	$1,184,593	$1,197,397	$777,580	$517,769	$2,014,783	$1,027,762	$28,225	$7,183,168

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued

	December 31, 2020
	Risk Rating
(dollars in thousands)	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Revolving-Term	Total

Commercial real estate
Pass	$334,086	$422,800	$394,963	$277,724	$307,321	$615,217	$46,330	$—	$2,398,441
Special mention	—	35,499	10,200	22,502	55,174	75,022	—	—	198,397
Substandard	—	17,259	12,781	19,914	50,700	83,792	1,500	—	185,946
Doubtful	—	645	—	—	1,989	6,529	—	—	9,163
Total commercial real estate	334,086	476,203	417,944	320,140	415,184	780,560	47,830	—	2,791,947

Commercial and industrial
Pass	454,131	199,453	140,049	68,607	27,645	206,782	383,082	—	1,479,749
Special mention	3,697	8,211	2,628	697	768	1,046	23,527	—	40,574
Substandard	—	7,793	2,613	8,544	75	13,781	2,022	—	34,828
Doubtful	—	—	—	4,401	—	—	—	—	4,401
Total commercial and industrial	457,828	215,457	145,290	82,249	28,488	221,609	408,631	—	1,559,552

Commercial construction
Pass	131,235	224,794	59,649	2,420	6,346	4,555	12,778	—	441,777
Special mention	1,578	2,533	3,886	—	—	8,593	—	—	16,590
Substandard	—	3,580	—	501	—	3,629	—	—	7,710
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	132,813	230,907	63,535	2,921	6,346	16,777	12,778	—	466,077

Business banking
Pass	296,254	154,335	123,207	86,552	77,238	266,042	103,571	291	1,107,490
Special mention	—	1,060	1,147	1,602	1,084	6,866	637	123	12,519
Substandard	103	1,078	3,896	3,209	3,880	25,871	1,341	680	40,058
Doubtful	—	—	—	—	—	—	—	—	—
Total business banking	296,357	156,473	128,250	91,363	82,202	298,779	105,549	1,094	1,160,067

Consumer real estate
Pass	120,736	122,171	67,700	63,653	73,805	243,939	438,888	22,667	1,153,559
Special mention	—	—	1,489	—	—	150	132	—	1,771
Substandard	—	373	742	1,480	2,449	6,958	—	—	12,002
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer real estate	120,736	122,544	69,931	65,133	76,254	251,047	439,020	22,667	1,167,332

Other consumer
Pass	18,849	13,162	6,784	3,395	2,082	687	26,647	2,767	74,373
Special mention	—	—	—	—	—	—	—	—	—
Substandard	15	—	—	—	—	3,367	744	2,386	6,512
Doubtful	—	—	—	—	—	—	—	—	—
Total other consumer	18,864	13,162	6,784	3,395	2,082	4,054	27,391	5,153	80,885

Pass	1,355,291	1,136,715	792,352	502,350	494,436	1,337,221	1,011,297	25,726	6,655,389
Special Mention	5,274	47,302	19,350	24,802	57,026	91,677	24,296	123	269,851
Substandard	118	30,083	20,032	33,648	57,105	137,398	5,607	3,066	287,056
Doubtful	—	645	—	4,401	1,989	6,529	—	—	13,564
Total	$1,360,684	$1,214,746	$831,734	$565,201	$610,556	$1,572,826	$1,041,199	$28,914	$7,225,860
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued
The following tables presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(dollars in thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Revolving-Term	Total

Commercial real estate
Performing	$96,988	$319,656	$481,588	$400,461	$294,122	$1,046,085	$46,354	$—	$2,685,253
Nonperforming	—	—	16,404	—	6,674	71,995	—	—	95,074
Total commercial real estate	96,988	319,656	497,992	400,461	300,796	1,118,080	46,354	—	2,780,327

Commercial and industrial
Performing	252,427	481,453	203,334	117,623	55,366	193,614	383,355	—	1,687,172
Nonperforming(1)	5,476	—	—	631	5,689	276	344	—	12,416
Total commercial and industrial	257,902	481,453	203,334	118,255	61,054	193,891	383,699	—	1,699,588

Commercial construction
Performing	24,730	131,133	202,255	53,248	2,560	21,917	13,232	—	449,074
Nonperforming	—	—	—	—	—	384	—	—	384
Total commercial construction	24,730	131,133	202,255	53,248	2,560	22,301	13,232	—	449,459

Business Banking
Performing	34,568	121,591	170,640	137,748	92,837	384,332	111,932	1,004	1,054,651
Nonperforming	—	—	362	1,765	801	11,371	69	57	14,426
Total business banking	34,568	121,591	171,003	139,513	93,638	395,703	112,001	1,061	1,069,078

Consumer real estate
Performing	20,000	116,640	110,249	59,931	56,397	272,547	436,628	23,759	1,096,150
Nonperforming	—	—	880	324	545	5,006	324	871	7,949
Total consumer real estate	20,000	116,640	111,128	60,255	56,942	277,553	436,952	24,630	1,104,099

Other consumer
Performing	872	14,119	11,485	5,848	2,697	5,689	35,346	2,397	78,455
Nonperforming	—	—	201	—	81	1,566	179	137	2,163
Total other consumer	872	14,119	11,686	5,848	2,778	7,255	35,525	2,534	80,618

Performing	429,585	1,184,593	1,179,550	774,859	503,978	1,924,183	1,026,847	27,160	7,050,755
Nonperforming	5,476	—	17,847	2,720	13,790	90,599	915	1,065	132,413
Total	$435,060	$1,184,593	$1,197,397	$777,580	$517,769	$2,014,783	$1,027,762	$28,225	$7,183,168
(1) In addition to nonperforming loans of $132.4 million, we have a $2.8 million commercial and industrial held for sale loan that is nonperforming resulting in total nonperforming loans of $135.2 million.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued

	December 31, 2020
(dollars in thousands)	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Revolving-Term	Total

Commercial real estate
Performing	$334,086	$459,799	$417,944	$313,465	$394,972	$722,782	$47,830	$—	$2,690,879
Nonperforming	—	16,404	—	6,675	20,212	57,778	—	—	101,070
Total commercial real estate	334,086	476,203	417,944	320,140	415,184	780,560	47,830	—	2,791,947

Commercial and industrial
Performing	457,828	214,144	143,706	69,411	28,426	220,701	408,350	—	1,542,566
Nonperforming	—	1,313	1,584	12,838	62	908	281	—	16,985
Total commercial and industrial	457,828	215,457	145,290	82,249	28,488	221,609	408,631	—	1,559,552

Commercial construction
Performing	132,813	230,907	63,535	2,921	6,346	16,393	12,778	—	465,692
Nonperforming	—	—	—	—	—	384	—	—	384
Total commercial construction	132,813	230,907	63,535	2,921	6,346	16,777	12,778	—	466,077

Business Banking
Performing	296,327	156,164	126,432	90,414	80,106	286,970	105,494	1,037	1,142,944
Nonperforming	30	309	1,818	949	2,096	11,809	55	57	17,123
Total business banking	296,357	156,473	128,250	91,363	82,202	298,779	105,549	1,094	1,160,067

Consumer real estate
Performing	120,736	122,315	69,225	63,647	74,690	245,331	438,702	21,572	1,156,216
Nonperforming	—	229	706	1,486	1,564	5,716	318	1,096	11,116
Total consumer real estate	120,736	122,544	69,931	65,133	76,254	251,047	439,020	22,667	1,167,332

Other consumer
Performing	18,864	13,162	6,784	3,395	2,082	3,958	27,391	5,153	80,789
Nonperforming	—	—	—	—	—	96	—	—	96
Total other consumer	18,864	13,162	6,784	3,395	2,082	4,054	27,391	5,153	80,885

Performing	1,360,654	1,196,491	827,625	543,253	586,622	1,496,135	1,040,544	27,762	7,079,086
Nonperforming	30	18,254	4,108	21,948	23,934	76,691	654	1,153	146,774
Total	$1,360,684	$1,214,746	$831,734	$565,201	$610,556	$1,572,826	$1,041,199	$28,914	$7,225,860
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	March 31, 2021
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,685,253	$—	$—	$95,074	$95,074	$2,780,327
Commercial and industrial(1)	1,687,172	—	—	12,416	12,416	1,699,588
Commercial construction	449,074	—	—	384	384	449,459
Business banking	1,053,430	1,191	30	14,426	15,647	1,069,078
Consumer real estate	1,094,601	1,444	104	7,949	9,498	1,104,099
Other consumer	78,314	102	39	2,163	2,304	80,618
Total(2)	$7,047,844	$2,737	$174	$132,413	$135,324	$7,183,168
(1)In addition to nonperforming loans of $132.4 million, we have a $2.8 million commercial and industrial held for sale loan that is nonperforming resulting in total nonperforming loans of $135.2 million.
(2) We had 40 loans that were modified totaling $61.8 million under the CARES Act at March 31, 2021. These customers were not considered past due as a result of their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Due to the modification program, this delinquency table may not accurately reflect the credit risk associated with these loans.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued

	December 31, 2020
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due (2)	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,690,877	$—	$—	$—	$101,070	$101,070	$2,791,947
Commercial and industrial	1,542,567	—	—	—	16,985	16,985	1,559,552
Commercial construction	462,094	19	3,580	—	384	3,983	466,077
Business banking	1,140,581	1,614	379	371	17,122	19,486	1,160,067
Consumer real estate	1,153,028	1,087	1,968	132	11,117	14,304	1,167,332
Other consumer	80,583	168	37	—	96	302	80,885
Total(1)	$7,069,730	$2,888	$5,965	$503	$146,774	$156,130	$7,225,860
(1) We had 52 loans that were modified totaling $195.6 million under the CARES Act at December 31, 2020. These customers were not considered past due as a result of their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Due to the modification program, this delinquency table may not accurately reflect the credit risk associated with these loans.
(2) Represents acquired loans that were recorded at fair value at the acquisition date and remain performing at December 31, 2020.

The following table presents loans on nonaccrual status by class of loan:

					March 31, 2021
	March 31, 2021				For the three months ended
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Past Due 90+ Days Still Accruing	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$101,070	$95,074	$52,460	$—	$61
Commercial and industrial(2)	16,985	12,416	11,425	—	43
Commercial construction	384	384	—	—	—
Business banking	17,122	14,426	397	—	137
Consumer real estate	11,117	7,949	345	—	110
Other consumer	96	2,163	—	—	1
Total	$146,774	$132,413	$64,628	$—	$352
(1) Represents only cash payments received and applied to interest on nonaccrual loans.
(2)In addition to nonperforming loans of $132.4 million, we have a $2.8 million commercial and industrial held for sale loan that is nonperforming resulting in total nonperforming loans of $135.2 million.

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued
The following tables present collateral-dependent loans by class of loan as of the dates presented:

	March 31, 2021
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets	Investment/Cash	Other
Commercial real estate	$86,683	$—	$5,350	$—
Commercial and industrial	335	11,968	—	—
Commercial construction	3,245	—	—	—
Business banking	1,856	12	—	—
Consumer real estate	345	—	—	—
Total	$92,464	$11,980	$5,350	$—

	December 31, 2020
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets	Investment/Cash	Other
Commercial real estate	$100,450	$—	$—	$—
Commercial and industrial	1,040	15,080	—	—
Commercial construction	3,552	—	—	—
Business banking	3,085	1,619	—	689
Consumer real estate	398	—	—	—
Total	$108,525	$16,699	$—	$689
The following tables present activity in the ACL for the periods presented:

	Three Months Ended March 31, 2021
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$65,656	$16,100	$7,239	$15,917	$10,014	$2,686	$117,612
Provision for credit losses on loans(1)	1,996	2,728	(911)	514	(844)	(182)	3,301
Charge-offs	(810)	(4,302)	—	(917)	(271)	(232)	(6,532)
Recoveries	—	137	1	166	82	334	720
Net (Charge-offs)/Recoveries	(810)	(4,165)	1	(751)	(189)	102	(5,812)
Balance at End of Period	$66,842	$14,663	$6,329	$15,680	$8,981	$2,606	$115,101
(1) Excludes unfunded commitments

	Three Months Ended March 31, 2020
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$30,577	$15,681	$7,900	$—	$6,337	$1,729	$62,224
Impact of CECL adoption	4,810	7,853	(3,376)	12,898	4,525	642	27,352
Provision for credit losses on loans(1)	7,639	6,196	2,309	1,194	472	620	18,430
Charge-offs	(442)	(9,879)	(229)	(460)	(172)	(248)	(11,430)
Recoveries	27	19	2	74	38	114	274
Net (Charge-offs)/Recoveries	(415)	(9,860)	(227)	(386)	(134)	(134)	(11,156)
Balance at End of Period	$42,611	$19,870	$6,606	$13,706	$11,200	$2,857	$96,850
(1) Excludes unfunded commitments

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued
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
The provision for credit losses, which includes a provision for losses on loans and on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. The provision for credit losses decreased $16.9 million to $3.1 million for the three months ended
March 31, 2021 compared to $20.0 million for the same period in 2020. The decrease in the provision for credit losses of $16.9 million was primarily due to a significant increase in provision needed during the three months ended March 31, 2020 due to the negative impact of the COVID-19 pandemic and our adoption of CECL on January 1, 2020. The provision for credit losses for the three months ended March 31, 2020 included $14.3 million related to the economic forecast and other qualitative reserves established for the uncertainty of the pandemic. Our total qualitative reserve decreased $2.7 million for the three months ended March 31, 2021 compared to the same period in 2020 mainly due to a decrease of $3.1 million for the economic forecast. Our economic forecast covers a period of two years and is driven primarily by national unemployment data. The forecasted national unemployment rate improved at March 31, 2021 compared to the same time in 2020.
Net loan charge-offs were $5.8 million, or 0.33 percent annualized as a percentage of average loans at March 31, 2021 compared to $11.2 million, or 0.63 percent of average loans during the same period in 2020. Nonperforming loans increased $61.4 million to $135.2 million at March 31, 2021 compared to $73.8 million at March 31, 2020. The significant increase in nonperforming loans primarily related to the addition of $53.6 million of hotel loans which moved to nonperforming during the fourth quarter of 2020 as a result of continued deterioration due to the pandemic.
The C&I portfolio included $499.1 million of loans originated under the PPP at March 31, 2021. The loans are 100 percent guaranteed by the SBA, therefore, we have not assigned any ACL to these loans at March 31, 2021.

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued
    The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Derivatives not Designated as Hedging Instruments:
Interest Rate Swap Contracts - Commercial Loans
Fair value	$40,415	$78,319	$40,818	$79,033
Notional amount	983,243	983,638	983,243	983,638
Collateral posted	—	—	43,340	77,930
Interest Rate Lock Commitments - Mortgage Loans
Fair value	1,509	2,900	—	—
Notional amount	44,519	51,053	—	—
Forward Sale Contracts - Mortgage Loans
Fair value	226	—	—	385
Notional amount	$36,835	$—	$—	$47,062
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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Derivatives not Designated as Hedging Instruments:
Gross amounts recognized	$44,022	$82,655	$43,865	$82,626
Gross amounts offset	(3,607)	(4,336)	(3,047)	(3,593)
Net Amounts Presented in the Consolidated Balance Sheets	40,415	78,319	40,818	79,033
Gross amounts not offset(1)	—	—	(43,340)	(77,930)
Net Amount	$40,415	$78,319	$(2,522)	$1,103
(1) Amounts represent collateral posted for the periods presented.
The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$310	$114
Interest rate lock commitments—mortgage loans	(1,759)	2,606
Forward sale contracts—mortgage loans	979	(1,293)
Total Derivatives (Loss)/Gain	$(470)	$1,427

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
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	March 31, 2021	December 31, 2020
Commitments to extend credit	$2,261,223	$2,185,752
Standby letters of credit	88,418	89,095
Total	$2,349,641	$2,274,847
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
The following table presents activity in the allowance for credit losses on unfunded loan commitments as of the dates presented:

(dollars in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Balance at beginning of period	$4,467	$3,112
Impact of adopting ASU 2016-13 at January 1, 2020	—	1,349
Balance after adoption of ASU 2016-13	4,467	4,461
(Recovery) provision for credit losses	(164)	1,616
Total	$4,303	$6,077
The decrease in allowance for credit losses on unfunded loan commitments for the three months ended March 31, 2021 was due to a decrease in the loss rates for the construction portfolio.
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 9. OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the change in components of other comprehensive income (loss) for the periods presented, net of tax effects.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Change in net unrealized gains/(losses) on debt securities available-for-sale	$(9,712)	$2,072	$(7,640)	$21,568	$(4,592)	$16,976
Adjustment to funded status of employee benefit plans (1)	(343)	73	(270)	465	(99)	366
Other Comprehensive (Loss) Income	$(10,055)	$2,145	$(7,910)	$22,033	$(4,691)	$17,342
(1) Pension settlement accounting was triggered during the three months ended March 31, 2021 resulting in a charge of $0.7 million immediately recognizing a portion of unrecognized actuarial loss and a remeasurement of our pension obligation.

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
The investment policy for S&T's defined benefit plan is 90 percent fixed income and 10 percent equity and cash. The expected long-term rate of return on plan assets is 2.42 percent compared to 3.45 percent in prior periods.
We remeasured our pension obligation and recognized a pension settlement charge of $0.7 million for the three months ended March 31, 2021. A settlement charge is incurred when the aggregate amount of lump-sum distributions during the year is greater than the sum of the interest cost component of the annual net periodic pension cost.
The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Components of Net Periodic Pension Cost
Interest cost on projected benefit obligation	$703	$891
Expected return on plan assets	(716)	(972)
Net amortization	248	384
Settlement Charge	749	—
Net Periodic Pension Expense	$984	$303
The components of net periodic pension expense are included in salaries and employee benefits on the Consolidated Statements of Comprehensive Income.

NOTE 11. SHARE REPURCHASE PLAN

On March 15, 2021, our Board of Directors authorized an extension of its $50 million share repurchase plan, which was set to expire March 31, 2021. This authorization extended the expiration date of the repurchase plan through March 31, 2022. The plan permits S&T to repurchase from time to time up to the previously authorized $50 million in aggregate value of shares of S&T's common stock, with $37.4 million of capacity remaining at March 31, 2021, through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and S&T's financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds. Any share repurchases will not begin until permissible under applicable laws. During the three months ended March 31, 2021, we had no repurchases. Repurchase activity was suspended in March of 2020 due to the impact of the COVID-19 pandemic. During the year ended December 31, 2020, we repurchased 411,430 common shares at a total cost of $12.6 million, or an average of $30.52 per share.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three month periods ended March 31, 2021 and 2020. Our MD&A should be read in conjunction with our Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
Important Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting S&T and its future business and operations. Forward-looking statements are typically identified by words or phrases such as “will likely result”, “expect”, “anticipate”, “estimate”, “forecast”, “project”, “intend”, “ believe”, “assume”, “strategy”, “trend”, “plan”, “outlook”, “outcome”, “continue”, “remain”, “potential”, “opportunity”, “comfortable”, “current”, “position”, “maintain”, “sustain”, “seek”, “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses and the credit risk of our commercial and consumer loan products; changes in the level of charge-offs and changes in estimates of the adequacy of the allowance for credit losses; cyber-security concerns; rapid technological developments and changes; operational risks or risk management failures by us or critical third parties, including fraud risk; our ability to manage our reputational risks; sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; the transition from LIBOR as a reference rate; regulatory supervision and oversight, including changes in regulatory capital requirements and our ability to address those requirements; unanticipated changes in our liquidity position; changes in accounting policies, practices, or guidance, for example, our adoption of CECL; legislation affecting the financial services industry as a whole, and S&T, in particular; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions, including DNB, cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; reliance on significant customer relationships; an interruption or cessation of an important service by a third-party provider; our ability to attract and retain talented executives and employees; our ability to successfully manage our CEO transition; general economic or business conditions, including the strength of regional economic conditions in our market area; the duration and severity of the coronavirus (“COVID-19”) pandemic, both in our principal area of operations and nationally, including the ultimate impact of the pandemic on the economy generally and on our operations; our participation in the Paycheck Protection Program; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; the stability of our core deposit base and access to contingency funding; re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses.
Many of these factors, as well as other factors, are described in our Annual Report on Form 10-K for the year ended December 31, 2020, including Part I, Item 1A-"Risk Factors" and any of our subsequent filings with the SEC. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Any forward-looking statement speaks only to the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates
Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2021 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2020 under Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.3 billion at March 31, 2021. We operate in five markets including Western Pennsylvania, Eastern Pennsylvania, Northeast Ohio, Central Ohio and Upstate New York. We provide a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA”.
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

COVID-19 Update

The extent to which the COVID-19 pandemic may adversely impact our business depends on future developments, which remain highly uncertain and unpredictable. The pandemic has had, and we expect that it will continue to have, negative impacts on S&T’s commercial and consumer loan customers and the economy as a whole. The severity and length of the pandemic’s impact on S&T and the U.S. and global economies continue to be unknown.
As we navigate through the uncertainty resulting from the pandemic, our first priority remains the safety of both our employees and customers. Our financial performance continues to be negatively impacted in many ways due to the pandemic. We are closely monitoring our asset quality with a focus on the portfolios that have been significantly impacted by the pandemic, including our hotel portfolio. We did experience improvement in our asset quality during the three months ended March 31, 2021, but remain cautious given the current environment. Our balance sheet is asset sensitive resulting in our net interest income and net interest margin, or NIM, being negatively impacted in this low interest rate environment. Our net interest income is also being impacted by declining loan balances as new loan originations have decreased in the current environment. Partially offsetting this impact was the Paycheck Protection Program, or PPP. During the first quarter of 2021, PPP forgiveness was $156.5 million and we had an average balance of PPP loans of $454.8 million which positively impacted net interest income by $5.8 million.

Earnings Summary
We recognized record net income of $31.9 million, or $0.81 per diluted share for the three months ended March 31, 2021 compared to $13.2 million, or $0.34 per diluted share in the same period of 2020. The increase in net income for the three months ended March 31, 2021 of $18.7 million was primarily due to a decrease of $16.9 million in our provision for credit losses primarily related to the $16.3 million increase in our ACL in response to the COVID-19 pandemic in the prior year. Also impacting the increase was a $4.8 million increase in noninterest income and a decrease in noninterest expense of $0.8 million offset by an increase in income tax expense of $4.5 million.
Net interest income increased $0.7 million to $70.7 million for the three months ended March 31, 2021 compared to $70.0 million for the same period in 2020. Average interest-earning assets increased $244.3 million to $8.3 billion and average interest-bearing liabilities decreased $419.0 million to $5.4 billion during the three months ended March 31, 2021 compared to the same periods in 2020. Average interest-bearing deposits with banks increased $202.6 million for the three months ended

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2021 compared to March 31, 2020 due to a significant increase in deposits as a result of government stimulus programs, the PPP and our customers' liquidity preferences. Average loan balances increased $58.8 million for the three months ended March 31, 2021 compared to the same period in 2020 due to PPP loans. The decrease in average interest-bearing liabilities compared to the same period in 2020 was due to decreases in average borrowings of $255.4 million and $163.6 million in average interest-bearing deposits for the three months ended March 31, 2021 compared to the same period in 2020. Net interest margin, on a fully taxable-equivalent, or FTE, basis (non-GAAP), decreased 6 basis points to 3.47 percent for the three months ended March 31, 2021 compared to 3.53 percent for the same period in 2020 due to the decline in short-term interest rates during 2021. PPP loans positively impacted the net interest margin on an FTE basis by 10 basis points for the three months ended March 31, 2021. Net interest margin is reconciled to net interest income adjusted to an FTE basis below in the "Net Interest Income" section of this MD&A.
The provision for credit losses, which includes a provision for losses on unfunded commitments, decreased $16.9 million to $3.1 million for the three months ended March 31, 2021 compared to $20.0 million in the same period in 2020. The significant decrease in the provision for credit losses during the three months ended March 31, 2021 was mainly due to the $16.3 million increase in our ACL in response to the pandemic in the prior year. For the three months ended March 31, 2021, we had net charge-offs of $5.8 million compared to net charge-offs of $11.2 million for the same period in 2020. Annualized net loan charge-offs to average loans was 0.33 percent for the three months ended March 31, 2021compared to 0.63 percent for the same period in 2020.
Noninterest income increased $4.8 million to $17.2 million for the three months ended March 31, 2021 compared to $12.4 million for the same period in 2020. The increase in noninterest income primarily related to an increase of $3.1 million in mortgage banking fees due to higher gains on loans sold and an increase in the mortgage servicing rights valuation compared to the same periods in 2020. Also impacting the increase was higher other income of $3.4 million for the three months ended March 31, 2021 related to changes in the valuation of our deferred compensation plan and equity securities portfolio compared to the same period in 2020. Offsetting this increase was a decline in commercial loan swap income of $2.4 million due to the change in the rate environment impacting customer activity compared to the same period in 2020.
Noninterest expense decreased $0.8 million to $45.6 million for the three months ended March 31, 2021 compared to $46.4 million for the same period in 2020. The decrease was mainly due to $2.3 million of merger-related expenses recognized in the three months ended March 31, 2020 compared to no merger-related expenses in 2021. This decrease was offset by increases of $2.0 million in salaries and employee benefits and $0.5 million in professional services and legal expenses for the three months ended March 31, 2021.
The provision for income taxes increased $4.5 million to $7.3 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase in income tax expense was primarily due to the $23.2 million increase in pretax income for the three months ended March 31, 2021 compared to the same period in 2020. Our effective tax rate was 18.6 percent for the three months ended March 31, 2021 compared to 17.3 percent for the same period in 2020. The change in our effective tax rate for the three months ended March 31, 2021 was primarily due to the increase in pretax income.
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
We believe the presentation of net interest income and net interest margin on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (GAAP) per the Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted on an FTE basis and net interest margin adjusted on an FTE basis in the "Results of Operations - Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020 - Net Interest Income" section of this MD&A.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Three Months Ended March 31, 2021 Compared to
Three Months Ended March 31, 2020
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
The following table reconciles interest income per the Consolidated Statements of Comprehensive Income to net interest income and rates on an FTE basis for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Total interest income	$74,781	$87,589
Total interest expense	4,122	17,553
Net Interest Income per Consolidated Statements of Comprehensive Income	70,659	70,036
Adjustment to FTE basis	663	849
Net Interest Income on an FTE Basis (Non-GAAP)	$71,322	$70,885
Net interest margin	3.44%	3.48%
Adjustment to FTE basis	0.03%	0.05%
Net Interest Margin on an FTE Basis (Non-GAAP)	3.47%	3.53%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Average Balance Sheet and Net Interest Income Analysis (FTE)

The following tables provide information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$302,219	$65	0.09%	$99,646	$355	1.42%
Securities, at fair value(1)(2)	782,118	4,566	2.34%	786,858	4,995	2.54%
Loans held for sale	6,360	45	2.83%	1,867	18	3.76%
Commercial real estate	3,253,641	30,136	3.76%	3,408,684	40,093	4.73%
Commercial and industrial	1,957,459	20,817	4.31%	1,751,678	19,738	4.53%
Commercial construction	485,269	4,034	3.37%	386,363	4,495	4.68%
Total Commercial Loans	5,696,369	54,987	3.91%	5,546,725	64,326	4.66%
Residential mortgage	897,427	9,416	4.22%	990,866	10,328	4.18%
Home equity	532,708	4,791	3.65%	540,193	6,501	4.84%
Installment and other consumer	79,907	1,247	6.33%	79,680	1,388	7.01%
Consumer construction	15,908	188	4.79%	10,508	120	4.61%
Total Consumer Loans	1,525,950	15,642	4.14%	1,621,247	18,337	4.54%
Total Portfolio Loans	7,222,319	70,630	3.96%	7,167,972	82,663	4.64%
Total Loans(1)(3)	7,228,679	70,675	3.96%	7,169,839	82,681	4.64%
Federal Home Loan Bank and other restricted stock	11,242	139	4.94%	23,601	407	6.90%
Total Interest-earning Assets	8,324,259	75,445	3.67%	8,079,944	88,438	4.40%
Noninterest-earning assets	756,273			687,382
Total Assets	$9,080,532			$8,767,326
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$895,891	$222	0.10%	$942,030	$1,382	0.59%
Money market	1,968,779	943	0.19%	1,993,764	6,318	1.27%
Savings	995,228	152	0.06%	830,985	477	0.23%
Certificates of deposit	1,344,604	2,165	0.65%	1,601,324	7,161	1.80%
Total Interest-bearing Deposits	5,204,503	3,481	0.27%	5,368,103	15,338	1.15%
Securities sold under repurchase agreements	64,653	25	0.15%	30,790	42	0.56%
Short-term borrowings	25,556	12	0.19%	286,365	1,145	1.61%
Long-term borrowings	23,471	116	2.00%	51,845	325	2.52%
Junior subordinated debt securities	64,088	488	3.09%	64,195	703	4.40%
Total Borrowings	177,768	641	1.46%	433,195	2,215	2.06%
Total Interest-bearing Liabilities	5,382,271	4,123	0.31%	5,801,298	17,553	1.22%
Noninterest-bearing liabilities	2,538,149			1,776,453
Shareholders’ equity	1,160,113			1,189,575
Total Liabilities and Shareholders’ Equity	$9,080,532			$8,767,326
Net Interest Income (1)(2)		$71,322			$70,885
Net Interest Margin (1)(2)			3.47%			3.53%
(1) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent for 2021 and 2020.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest income on an FTE basis (non-GAAP) increased $0.4 million for the three months ended March 31, 2021 compared to the same period in 2020. Net interest income was favorably impacted by Paycheck Protection Program, or PPP loans which increased interest income by $5.8 million for the three months ended March 31, 2021 compared to the same period in 2020. The net interest margin on an FTE basis (non-GAAP) decreased 6 basis points for the three months ended March 31, 2021 compared to the same period in 2020. PPP loans positively impacted the net interest margin on an FTE basis by 10 basis points for the three months ended March 31, 2021.
Interest income on an FTE basis (non-GAAP) decreased $13.0 million, or 14.7 percent, for the three months ended March 31, 2021 compared to the same period in 2020. The decrease in interest income was primarily due to lower short-term interest rates compared to the same period in 2020. Average loan balances increased $58.8 million compared to the same period in 2020. PPP loans contributed $454.8 million to the average increase in loans which was offset by lower loan activity related to the COVID-19 pandemic. The average rate earned on loans decreased 68 basis points compared to the same period in 2020 primarily due to lower short-term interest rates. Average interest-bearing deposits with banks increased $202.6 million and the average rate decreased 133 basis points compared to the same period in 2020. Higher average interest-bearing deposits with banks was due to a significant increase in deposits as a result of government stimulus programs, PPP and our customers' liquidity preferences. Overall, the FTE rate on interest-earning assets (non-GAAP) decreased 73 basis points compared to the same period in 2020.
Interest expense decreased $13.4 million for the three months ended March 31, 2021 compared to the same period in 2020. The decrease was primarily due to lower short-term interest rates compared to the same period in 2020. Average interest-bearing deposits decreased $163.6 million for the three months ended March 31, 2021 compared to the same period in 2020. The average rate paid decreased 88 basis points compared to the same period in 2020 primarily due to lower short-term interest rates. The interest-bearing deposits decrease is favorably offset by a $715.6 million increase in demand deposits. We experienced demand deposit growth due to customer PPP loans and stimulus payments along with customers' liquidity preferences. Brokered deposits decreased $306.9 million compared to the same period in 2020 due to excess liquidity. Average total borrowings decreased $255.4 million and the average rate paid decreased 60 basis points compared to the same period in 2020. Borrowings decreased compared to the same period in 2020 due to excess liquidity. Overall, the cost of interest-bearing liabilities decreased 91 basis points for the three months ended March 31, 2021 compared to the same period in 2020.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2021 Compared to March 31, 2020
(dollars in thousands)	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$722	$(1,012)	$(290)
Securities, at fair value(1)(2)	(30)	(400)	(430)
Loans held for sale	42	(15)	27
Commercial real estate	(1,824)	(8,133)	(9,957)
Commercial and industrial	2,319	(1,239)	1,079
Commercial construction	1,151	(1,612)	(461)
Total Commercial Loans	1,646	(10,984)	(9,339)
Residential mortgage	(974)	62	(912)
Home equity	(90)	(1,619)	(1,709)
Installment and other consumer	4	(145)	(141)
Consumer construction	62	6	67
Total Consumer Loans	(998)	(1,697)	(2,695)
Total Portfolio Loans	648	(12,681)	(12,033)
Total Loans (1)(3)	690	(12,696)	(12,006)
Federal Home Loan Bank and other restricted stock	(213)	(55)	(268)
Change in Interest Earned on Interest-earning Assets	$1,168	$(14,162)	$(12,994)
Interest paid on:
Interest-bearing demand	$(68)	$(1,092)	$(1,160)
Money market	(79)	(5,296)	(5,375)
Savings	94	(419)	(325)
Certificates of deposit	(1,148)	(3,848)	(4,996)
Total Interest-bearing Deposits	(1,201)	(10,656)	(11,856)
Securities sold under repurchase agreements	47	(65)	(18)
Short-term borrowings	(1,042)	(90)	(1,133)
Long-term borrowings	(178)	(31)	(209)
Junior subordinated debt securities	(1)	(214)	(215)
Total Borrowings	(1,174)	(400)	(1,574)
Change in Interest Paid on Interest-bearing Liabilities	$(2,375)	$(11,056)	$(13,431)
Change in Net Interest Income	$3,543	$(3,107)	$437
(1) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent for 2021 and 2020.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.
(4) Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.

Provision for Credit Losses

The provision for credit losses, which includes a provision for losses on loans and on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. The provision for credit losses decreased $16.9 million to $3.1 million for the three months ended
March 31, 2021 compared to $20.0 million for the same period in 2020.
The decrease in the provision for credit losses of $16.9 million was primarily due to a significant increase in provision needed during the three months ended March 31, 2020 due to the negative impact of the COVID-19 pandemic and our adoption of CECL on January 1, 2020. The provision for credit losses for the three months ended March 31, 2020 included $14.3 million related to the economic forecast and other qualitative reserves established for the uncertainty of the pandemic. Our total qualitative reserve decreased $2.7 million for the three months ended March 31, 2021 compared to the same period in 2020 mainly due to a decrease of $3.1 million for the economic forecast. Our economic forecast covers a period of two years and is

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
driven primarily by national unemployment data. The forecasted national unemployment rate improved at March 31, 2021 compared to the same time in 2020.
Net loan charge-offs were $5.8 million, or 0.33 percent annualized as a percentage of average loans at March 31, 2021 compared to $11.2 million, or 0.63 percent of average loans during the same period in 2020. Nonperforming loans increased $61.4 million to $135.2 million at March 31, 2021 compared to $73.8 million at March 31, 2020. The significant increase in nonperforming loans primarily related to the addition of $53.6 million of hotel loans which moved to nonperforming during the fourth quarter of 2020 as a result of continued deterioration due to the pandemic.

Noninterest Income

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Net gain on sale of securities	$—	$—	$—	—
Mortgage banking	4,310	1,236	3,074	248.7%
Debit and credit card	4,162	3,482	680	19.5%
Service charges on deposit accounts	3,474	4,008	(534)	(13.3)%
Wealth management	2,944	2,362	582	24.6%
Commercial loan swap income	95	2,484	(2,389)	(96.2)%
Other	2,252	(1,169)	3,421	(292.6)%
Total Noninterest Income	$17,236	$12,403	$4,833	39.0%

Noninterest income increased $4.8 million to $17.2 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase in noninterest income primarily related to an increase of $3.1 million in mortgage banking fees due to higher gains on loans sold and an increase in the mortgage servicing rights valuation compared to the same periods in 2020.Wealth management income increased $0.6 million due to higher assets under management from market appreciation and an increase in customer activity. Debit and credit card income increased $0.7 million due to increased activity and the improving economic environment. Other income increased $3.4 million related to changes in the valuation of our deferred compensation plan, which has a corresponding offset in salaries and employee benefits expense resulting in no impact to net income, and the change in value in the equity securities portfolio compared to the same period in 2020. Offsetting these increases was a $2.4 million decrease in commercial loan swap income. Commercial loan swap activity was significant in first quarter of 2020, but activity has declined due to the pandemic. Service charges on deposit accounts decreased $0.5 million also due to reduced activity related to the pandemic.
Noninterest Expense

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Salaries and employee benefits (1)	$23,327	$21,335	$1,992	9.3%
Data processing and information technology (1)	4,225	3,868	357	9.2%
Occupancy (1)	3,827	3,765	62	1.6%
Furniture, equipment and software (1)	2,640	2,519	121	4.8%
Professional services and legal (1)	1,531	1,048	483	46.1%
Other taxes	1,436	1,600	(164)	(10.3)%
Marketing (1)	1,322	1,111	211	19.0%
FDIC insurance	1,046	770	276	35.8%
Merger related expenses	—	2,342	(2,342)	(100.0)%
Other (1)	6,226	8,033	(1,807)	(22.5)%
Total Noninterest Expense	$45,580	$46,391	$(810)	(1.7)%
(1)Excludes Merger related expenses for 2020 amounts only.

Noninterest expense decreased $0.8 million to $45.6 million for the three months ended March 31, 2021 compared to the same period in 2020 mainly due to merger related expenses in 2020. Total merger related expenses of $2.3 million for the three months ended March 31, 2020 included $1.4 million of salaries and employee benefits, $0.4 million for data processing, $0.2

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
million for professional services and $0.3 million in various other expenses. Other noninterest expense decreased due to historic tax credits for $1.1million in the three months ended March 31, 2020 and lower travel, lodging and training expenses resulting from the pandemic during the three months ended March 31, 2021 compared to the same period in 2020. Partially offsetting these decreases was a $2.0 million increase in salaries and employee benefits mainly due to a change in the valuation related to a deferred compensation plan of $1.6 million, which has a corresponding offset in other noninterest income resulting in no impact to net income, higher pension expense due to an increase in retirees electing lump-sum distributions causing settlement accounting and higher medical expenses. Professional services and legal expenses increased $0.5 million mainly due to higher consulting and legal expense.
Provision for Income Taxes

The provision for income taxes increased $4.5 million to $7.3 million for the three months ended March 31, 2021 compared to $2.8 million in the same period in 2020 as a result of the increase in pretax income of $23.2 million. Our effective tax rate was 18.6 percent for the three months ended March 31, 2021 compared to 17.3 percent for the same period in 2020. The change in our effective tax rate for the three months ended March 31, 2021 was primarily due to the increase in pretax income.
Financial Condition as of March 31, 2021
Total assets increased $361.1 million to $9.3 billion at March 31, 2021 compared to $9.0 billion at December 31, 2020. Cash and due from banks increased $441.8 million to $671.4 million at March 31, 2021 compared to December 31, 2020 due to a significant increase in deposits as a result of government stimulus programs, PPP and our customers' liquidity preferences. Total portfolio loans decreased $42.7 million to $7.2 billion at March 31, 2021 compared to December 31, 2020. The decrease in portfolio loans primarily related to a decrease in the consumer loan portfolio of $45.7 million, with decreases in residential mortgage of $37.2 million, home equity of $4.8 million, consumer construction of $3.4 million and other consumer of $0.3 million. The commercial loan portfolio increased $3.0 million with increases of $39.6 million in CRE offset by decreases of $22.7 million in C&I and $13.9 million in commercial construction. Excluding the PPP loans, portfolio loans decreased $76.9 million compared to December 31, 2020 due to decreased activity related to the COVID-19 pandemic.
Securities increased $43.6 million to $817.3 million at March 31, 2021 from $773.7 million at December 31, 2020. The increase in securities is primarily due to an increase in overall investing activities due to excess liquidity. The bond portfolio had a net unrealized gain of $23.7 million at March 31, 2021 compared to $33.4 million at December 31, 2020 due to rising interest rates during the first quarter of 2021.
Our deposits increased $455.5 million with total deposits of $7.9 billion at March 31, 2021 compared to $7.4 billion at December 31, 2020. Customer deposits increased $508.8 million from December 31, 2020. The increase in customer deposits is primarily related to stimulus programs, PPP and our customers' liquidity preferences. Total brokered deposits decreased $53.3 million from December 31, 2020 due to a reduced need for wholesale funding due to strong customer deposit growth. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
Total borrowings decreased $73.1 million to $154.8 million at March 31, 2021 compared to $227.9 million at December 31, 2020 due to increased customer deposits. The decrease in borrowings primarily related to a decline in short-term borrowings of $75.0 million compared to December 31, 2020.
Total shareholders’ equity increased by $13.6 million to $1,168.3 million at March 31, 2021 compared to $1,154.7 million at December 31, 2020. The increase was primarily due to net income of $31.9 million offset partially by dividends of
$11.0 million and a decrease in other comprehensive income of $7.9 million. The $7.9 million decrease in other comprehensive income was due to a $7.6 million decrease in unrealized gains on our available-for-sale investment securities and a $0.3 million change in the funded status of our employee benefit plans, net of taxes.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Securities Activity

(dollars in thousands)	March 31, 2021	December 31, 2020	$ Change
U.S. Treasury securities	$63,268	$10,282	$52,986
Obligations of U.S. government corporations and agencies	82,028	82,904	(876)
Collateralized mortgage obligations of U.S. government corporations and agencies	217,916	209,296	8,620
Residential mortgage-backed securities of U.S. government corporations and agencies	63,911	67,778	(3,867)
Commercial mortgage-backed securities of U.S. government corporations and agencies	277,253	273,681	3,572
Corporate obligations	2,002	2,025	(23)
Obligations of states and political subdivisions	107,505	124,427	(16,922)
Available-for-Sale Debt Securities	813,883	770,393	43,490
Marketable equity securities	3,416	3,300	116
Total Securities	$817,299	$773,693	$43,606
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities increased $43.6 million to $817.3 million at March 31, 2021 from $773.7 million at December 31, 2020. The increase in securities is primarily due to an increase in overall investing activities due to excess liquidity.
At March 31, 2021 our bond portfolio was in a net unrealized gain position of $23.7 million compared to a net unrealized gain position of $33.4 million at December 31, 2020. At March 31, 2021 total gross unrealized gains in the bond portfolio were $26.6 million offset by gross unrealized losses of $2.9 million compared to December 31, 2020, when total gross unrealized gains were $33.5 million offset by gross unrealized losses of $0.1 million. The decrease in the net unrealized gain position was primarily due to an increase in interest rates from December 31, 2020 to March 31, 2021. Management evaluates the securities portfolio to determine if an ACL is needed each quarter. We did not record an ACL related to the securities portfolio at March 31, 2021.

Loan Composition

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$3,284,555	45.7%	$3,244,974	44.9%
Commercial and industrial	1,931,711	26.9%	1,954,453	27.0%
Commercial construction	460,417	6.4%	474,280	6.6%
Total Commercial Loans	5,676,683	79.0%	5,673,707	78.5%
Consumer
Consumer real estate	1,425,839	19.8%	1,471,238	20.4%
Other consumer	80,646	1.1%	80,915	1.1%
Total Consumer Loans	1,506,485	21.0%	1,552,153	21.5%
Total Portfolio Loans	7,183,168	100.0%	7,225,860	100.0%
Loans held for sale	12,794		18,528
Total Loans	$7,195,962		$7,244,388
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total portfolio loans decreased $42.7 million to $7.2 billion at March 31, 2021 compared to December 31, 2020. The decrease in portfolio loans is primarily related to a decline in the consumer loan portfolio of $45.7 million compared to December 31, 2020 with decreases of $45.4 million in consumer real estate and $0.3 million in other consumer. Consumer loans represent 21.0 percent of our total portfolio loans at March 31, 2021 and 21.5 percent at December 31, 2020.
Commercial loans, including CRE, C&I and commercial construction, comprised 79.0 percent of total portfolio loans at March 31, 2021 and 78.5 percent at December 31, 2020. The increase of $3.0 million in commercial loans related to $39.6 million of growth in CRE, offset by decreases of $22.7 million in C&I, and $13.9 million in commercial construction compared to December 31, 2020.
As of March 31, 2021, we had $499.1 million of PPP loans included in C&I. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00 percent and a term of two years, or five years for loans approved by the SBA on or after June 5, 2020. Payments are deferred for the first six months of the loan. The loans are 100 percent guaranteed by the SBA. The SBA pays us a processing fee ranging from 1 percent to 5 percent based on the size of the loan.

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
The following are key risks within each portfolio segment:
CRE—Loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes such as hotels, retail, multifamily and healthcare. Operations of the individual projects and global cash flows of the debtors are the primary sources of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the collateral type and the business prospects of the lessee, if the project is not owner-occupied.
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
Commercial Construction—Loans made to finance construction of buildings or other structures, as well as to finance the acquisition and development of raw land for various purposes. While the risk of these loans is generally confined to the construction/development period, if there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the type of project and the experience and resources of the developer.
Business Banking—Commercial purpose loans made to small businesses that are standard, non-complex products evaluated through a streamlined credit approval process that has been designed to maximize efficiency while maintaining high credit quality standards that meet small business market customers’ needs. The business banking portfolio is monitored by utilizing a standard and closely managed process focusing on behavioral and performance criteria. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the collateral type and business.
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
Other Consumer—Loans made to individuals that may be secured by assets other than 1-4 family residences, as well as unsecured loans. This segment includes auto loans, unsecured loans and lines. The primary source of repayment for these loans

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values.
The following table presents activity in the ACL for the periods presented:

	Three Months Ended March 31, 2021
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$65,656	$16,100	$7,239	$15,917	$10,014	$2,686	$117,612
Provision for credit losses on loans(1)	1,996	2,728	(911)	514	(844)	(182)	3,301
Charge-offs	(810)	(4,302)	—	(917)	(271)	(232)	(6,532)
Recoveries	—	137	1	166	82	334	720
Net (Charge-offs)/Recoveries	(810)	(4,165)	1	(751)	(189)	102	(5,812)
Balance at End of Period	$66,842	$14,663	$6,329	$15,680	$8,981	$2,606	$115,101
(1) Excludes provision on unfunded commitments

	March 31, 2021		December 31, 2020
Ratio of net charge-offs to average loans outstanding	0.33%	*	0.61%
Allowance for credit losses as a percentage of total portfolio loans	1.60%		1.63%
Allowance for loan losses as a percentage of total portfolio loans - excluding PPP loans	1.72%		1.74%
Allowance for credit losses to nonperforming loans	85%		80%
* Annualized
The ACL decreased $2.5 million to $115.1 million at March 31, 2021 compared to $117.6 million at December 31, 2020. The decrease in ACL was mainly due to a reduction in specific reserves on loans individually assessed and lower qualitative reserve due to an improved economic forecast. Specific reserves on loans individually assessed decreased $5.4 million from December 31, 2020 primarily due to a charge-off on a C&I relationship that was previously held in specific reserve. The qualitative reserve decreased $1.8 million from the prior quarter primarily due to a $2.5 million reduction in the economic forecast component which was the result of an improved national unemployment forecast. The ACL as a percentage of total portfolio loans decreased 3 basis points to 1.60 percent at March 31, 2021 compared to 1.63 percent at December 31, 2020. The ACL excluding PPP loans as a percentage of total portfolio loans was 1.72 percent as of March 31, 2021 compared to 1.74 percent at December 31, 2020.
Net loan charge-offs were $5.8 million, or 0.33 percent annualized as a percentage of average loans for the three months ended March 31, 2021. The most significant charge-off was a $3.9 million C&I relationship which was previously held in specific reserve. The relationship was restructured during the first quarter of 2021 and charged down to the fair value of the collateral.
Substandard loans increased $16.1 million to $303.2 million at March 31, 2021 compared to $287.1 million at December 31, 2020 and special mention loans decreased $4.4 million to $265.5 million at March 31, 2021 compared to $269.9 million at December 31, 2020. The increase in commercial substandard and corresponding decrease in special mention loans was primarily due to the downgrade of a $12.1 million CRE relationship from special mention to substandard due to declining revenue that led to cash flow shortfalls. The relationship matured during the first quarter and received a short term COVID deferral as the borrower and bank work towards a long term solution.
Troubled debt restructurings, or TDRs increased $1.2 million to $47.9 million at March 31, 2021 compared to $46.7 million at December 31, 2020. Total TDRs of $47.9 million at March 31, 2021 included $17.9 million, or 37.4 percent, that were accruing and $30.0 million, or 62.6 percent, that were not accruing.
Our allowance for credit losses on unfunded commercial lending commitments and letters of credit provide for the risk of expected loss in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on our Consolidated Statements of Comprehensive Income. The allowance for unfunded loan commitments was $4.3 million at March 31, 2021 compared to $4.5 million at December 31, 2020. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(dollars in thousands)	March 31, 2021	December 31, 2020	$ Change
Nonperforming Loans
Commercial real estate	$79,321	$84,416	$(5,095)
Commercial and industrial(1)	991	7,100	(6,109)
Commercial construction	384	384	—
Business banking	14,029	16,692	(2,663)
Consumer real estate	5,542	8,798	(3,256)
Other Consumer	2,163	96	2,067
Total Nonperforming Loans	102,430	117,486	(15,056)
Nonperforming Troubled Debt Restructurings
Commercial real estate	15,754	16,654	(900)
Commercial and industrial	11,425	9,885	1,540
Commercial construction	—	—	—
Business banking	397	430	(33)
Consumer real estate	2,407	2,319	88
Other Consumer	—	—	—
Total Nonperforming Troubled Debt Restructurings	29,983	29,288	695
Total Nonperforming Loans	132,413	146,774	(14,361)
OREO	1,620	2,155	(535)
Total Nonperforming Assets	$134,033	$148,929	$(14,896)
Asset Quality Ratios:
Nonperforming loans as a percent of total portfolio loans	1.88%	2.03%
Nonperforming assets as a percent of total portfolio loans plus OREO	1.90%	2.06%
(1)In addition to nonperforming loans of $132.4 million, we have a $2.8 million commercial and industrial held for sale loan that is nonperforming resulting in total nonperforming loans of $135.2 million.

Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past the contractual due date. Nonperforming loans decreased $11.6 million to $135.2 million at March 31, 2021 compared to $146.8 million at December 31, 2020. The significant decrease in nonperforming loans primarily related to the payoff of a $4.6 million CRE relationship and charge-off of a $3.9 million C&I relationship which were previously held in specific reserve.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Deposits

(dollars in thousands)	March 31, 2021	December 31, 2020	$ Change
Customer Deposits
Noninterest-bearing demand	$2,539,594	$2,261,994	$277,600
Interest-bearing demand	976,225	864,510	111,715
Money market	1,997,856	1,887,051	110,805
Savings	1,036,927	969,508	67,419
Certificates of deposit	1,310,473	1,369,239	(58,766)
Total Customer Deposits	7,861,075	7,352,302	508,773
Brokered Deposits
Interest-bearing demand	—	—	—
Money market	5,001	50,012	(45,011)
Certificates of deposit	9,952	18,224	(8,272)
Total Brokered Deposits	14,953	68,236	(53,283)
Total Deposits	$7,876,028	$7,420,538	$455,490
Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits at March 31, 2021 increased $455.5 million, or 6.1 percent, from December 31, 2020. Total customer deposits increased $508.8 million from December 31, 2020. The increase in customer deposits is primarily related to government stimulus programs, PPP and our customer’s liquidity preferences. Total brokered deposits decreased $53.3 million from December 31, 2020 due to a reduced need for this funding given the customer deposit growth. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
Borrowings

(dollars in thousands)	March 31, 2021	December 31, 2020	$ Change
Securities sold under repurchase agreements	$67,417	$65,163	$2,254
Short-term borrowings	—	75,000	(75,000)
Long-term borrowings	23,282	23,681	(399)
Junior subordinated debt securities	64,097	64,083	14
Total Borrowings	$154,796	$227,927	$(73,131)
Borrowings are an additional source of funding for us. Total borrowings decreased $73.1 million, or 32.1 percent, compared to December 31, 2020 due to increased customer deposits. Total short-term borrowings decreased $75.0 million, compared to December 31, 2020.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information pertaining to short-term borrowings is summarized in the tables below for the three months ended March 31, 2021 and for the twelve months ended December 31, 2020.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	March 31, 2021	December 31, 2020
Balance at the period end	$67,417	$65,163
Average balance during the period	$64,653	$57,673
Average interest rate during the period	0.15%	0.29%
Maximum month-end balance during the period	$67,417	$92,159
Average interest rate at the period end	0.10%	0.25%

	Short-Term Borrowings
(dollars in thousands)	March 31, 2021	December 31, 2020
Balance at the period end	$—	$75,000
Average balance during the period	$25,556	$155,753
Average interest rate during the period	0.19%	0.92%
Maximum month-end balance during the period	$25,000	$410,240
Average interest rate at the period end	- %	0.19%
Information pertaining to long-term borrowings is summarized in the tables below for the three months ended March 31, 2021 and for the twelve months ended December 31, 2020.

	Long-Term Borrowings
(dollars in thousands)	March 31, 2021	December 31, 2020
Balance at the period end	$23,282	$23,681
Average balance during the period	$23,471	$47,953
Average interest rate during the period	2.00%	—%
Maximum month-end balance during the period	$23,549	$50,635
Average interest rate at the period end	2.00%	2.03%

	Junior Subordinated Debt Securities
(dollars in thousands)	March 31, 2021	December 31, 2020
Balance at the period end	$64,097	$64,083
Average balance during the period	$64,088	$64,092
Average interest rate during the period	3.09%	3.57%
Maximum month-end balance during the period	$64,097	$64,848
Average interest rate at the period end	2.97%	3.01%

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
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing and attract new deposits, mitigating any funding dependency on other more volatile sources. Refer to the "Financial Condition-Deposits" section of this MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to S&T include borrowing availability at the Federal Home Loan Bank, or FHLB, of Pittsburgh, federal funds lines with other financial institutions, the brokered deposit market and borrowing availability through the Federal Reserve Borrower-In-Custody program.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate, and high. At March 31, 2021, we had $1.1 billion in highly liquid assets, which consisted of $601.0 million in interest-bearing deposits with banks, $494.1 million in unpledged securities and $12.8 million in loans held for sale. This resulted in a highly liquid assets to total assets ratio of 11.9 percent at March 31, 2021. Also, at March 31, 2021, we had remaining borrowing availability of $2.5 billion with the FHLB of Pittsburgh. Refer to the "Financial Condition- Borrowings" section of this MD&A for more details.
The following table summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	March 31, 2021		December 31, 2020
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$846,536	9.71%	$825,515	9.43%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	817,536	11.84%	796,515	11.33%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	846,536	12.26%	825,515	11.74%
Total capital to risk-weighted assets	8.00%	10.00%	961,751	13.93%	944,686	13.44%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$830,633	9.54%	$810,636	9.27%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	830,633	12.04%	810,636	11.55%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	830,633	12.04%	810,636	11.55%
Total capital to risk-weighted assets	8.00%	10.00%	939,998	13.63%	922,007	13.14%
On March 27, 2020, the regulators issued interim final rule, or IFR, “Regulatory Capital Rule: Revised Transition of the Current Expected Credit Losses Methodology for Allowances” in response to the disrupted economic activity due to the COVID-19 pandemic. The IFR provides financial institutions that adopted CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five year transition”). We adopted CECL effective January 1, 2020 and elected to implement the five year transition.
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of March 31, 2021, we had not issued any securities pursuant to this shelf registration statement.
S&T is monitoring and will continue to monitor the impact of the pandemic and has taken and will continue to take steps to mitigate the potential risks and impact on our liquidity and capital resources. Due to the economic uncertainty, we are taking a prudent approach to capital management and have established access to the Federal Reserve’s PPP Lending Facility.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is defined as the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution’s earnings or capital. For most financial institutions, including S&T, market risk primarily reflects exposures to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes also affect capital by changing the net present value of a bank’s future cash flows, and the cash flows themselves, as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and enhancing shareholder value. However, excessive interest rate risk can threaten a bank’s earnings, capital, liquidity and solvency. Our sensitivity to changes in interest rate movements is continually monitored by the Asset and Liability Committee, or ALCO. The ALCO monitors and manages market risk through rate shock analyses, economic value of equity, or EVE, analyses and by performing stress tests and simulations to mitigate earnings and market value fluctuations due to changes in interest rates.
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
The table below reflects the rate shock analyses results for the 1-12 and 13-24 month periods of pretax net interest income and EVE.

	March 31, 2021			December 31, 2020
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	24.1%	33.6%	18.2%	15.8%	28.5%	28.5%
300	17.9%	25.1%	19.8%	11.7%	21.3%	29.0%
200	11.9%	17.1%	18.5%	7.7%	14.3%	25.6%
100	5.4%	8.2%	11.6%	4.4%	8.0%	17.7%
(100)	(3.7)%	(7.6)%	(23.9)%	(2.8)%	(5.7)%	(28.2)%
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
Our rate shock analyses show an improvement in the percentage change in pretax net interest income in the rates up scenarios and a decline in the rates down scenarios when comparing March 31, 2021 to December 31, 2020. We have become more asset sensitive due to our increased balances at the Federal Reserve. Our EVE analyses show a decline in the percentage change in EVE in the rates up scenarios and an improvement in the rates down scenario when comparing March 31, 2021 to December 31, 2020. The EVE decline is due to the impact of a steepened yield curve on the value of non-maturity deposits.

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

S&T BANCORP, INC. AND SUBSIDIARIES

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Interim Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of March 31, 2021. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2021, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes to the risk factors that we have previously disclosed in Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table is a summary of our purchases of common stock during the first quarter of 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Approximate dollar value of shares that may yet be purchased under the plan
				$37,441,683
01/01/2021 - 01/31/2021	—	$—	—	37,441,683

02/01/2021 - 02/28/2021	—	—	—	37,441,683

03/01/2021 - 03/31/2021	—	—	—	37,441,683
Total	—	$—	—	$37,441,683
(1) On March 15, 2021, our Board of Directors authorized an extension of the $50 million share repurchase plan, which was set to expire March 31, 2021. This authorization extended the expiration date of the repurchase plan through March 31, 2022. The plan permits S&T to repurchase from time to time up to the previously authorized $50 million in aggregate value of shares of S&T's common stock, with $37.4 million of capacity remaining at March 31, 2021, through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and S&T's financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds. Any share repurchases will not occur unless permissible under applicable laws.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None
Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated June 5, 2019, by and between DNB Financial Corporation and S&T Bancorp, Inc. Filed as Exhibit 2.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on June 5, 2019, and incorporated herein by reference.
10.1	Confidentiality, Trade Secrets, Non-Solicitation and Severance Agreement, October 21, 2020, by and between George Basara and S&T Bancorp, Inc.*	Filed herewith
10.2	Severance Agreement dated April 20, 2015 by and between George Basara and S&T Bancorp, Inc.*	Filed herewith
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith
32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)
* Management Contract or Compensatory Plan or Arrangement

S&T BANCORP, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

May 5, 2021	/s Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)