Form 10-Q
period 2021-06-30
S&T BANCORP INC
filed 2021-08-04
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Common Stock, $2.50 Par Value - 39,344,488 shares as of July 30, 2021

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020
( in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $897,999 and $158,903 at June 30, 2021 and December 31, 2020	$985,278	$229,666
Securities, at fair value	840,375	773,693
Loans held for sale	7,648	18,528
Portfolio loans, net of unearned income	7,007,351	7,225,860
Allowance for credit losses on loans	(109,636)	(117,612)
Portfolio loans, net	6,897,715	7,108,248
Bank owned life insurance	83,087	82,303
Premises and equipment, net	54,173	55,614
Federal Home Loan Bank and other restricted stock, at cost	10,106	13,030
Goodwill	373,424	373,424
Other intangible assets, net	7,771	8,675
Other assets	236,255	304,716
Total Assets	$9,495,832	$8,967,897
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,668,833	$2,261,994
Interest-bearing demand	979,300	864,510
Money market	2,047,254	1,937,063
Savings	1,050,256	969,508
Certificates of deposit	1,269,621	1,387,463
Total Deposits	8,015,264	7,420,538
Securities sold under repurchase agreements	68,587	65,163
Short-term borrowings	—	75,000
Long-term borrowings	22,969	23,681
Junior subordinated debt securities	64,113	64,083
Other liabilities	136,166	164,721
Total Liabilities	8,307,099	7,813,186
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at June 30, 2021 and December 31, 2020 Outstanding—39,345,719 shares at June 30, 2021 and 39,298,007 shares at December 31, 2020	103,623	103,623
Additional paid-in capital	402,053	400,668
Retained earnings	746,472	710,061
Accumulated other comprehensive income	3,605	8,971
Treasury stock — 2,103,725 shares at June 30, 2021 and 2,151,437 shares at December 31, 2020, at cost	(67,020)	(68,612)
Total Shareholders’ Equity	1,188,733	1,154,711
Total Liabilities and Shareholders’ Equity	$9,495,832	$8,967,897

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME
Loans, including fees	$66,942	$75,498	$137,174	$157,549
Investment Securities:
Taxable	3,793	3,791	7,356	8,074
Tax-exempt	690	959	1,503	1,762
Dividends	152	231	325	684
Total Interest and Dividend Income	71,577	80,479	146,358	168,069
INTEREST EXPENSE
Deposits	2,652	9,227	6,133	24,565
Borrowings and junior subordinated debt securities	621	1,104	1,263	3,320
Total Interest Expense	3,273	10,331	7,396	27,885
NET INTEREST INCOME	68,304	70,148	138,962	140,184
Provision for credit losses	(2,561)	(86,759)	(5,699)	(106,809)
Net Interest Income After Provision for Credit Losses	65,743	(16,611)	133,263	33,375
NONINTEREST INCOME
Net gain on sale of securities	29	142	29	142
Debit and credit card	4,744	3,612	8,906	7,093
Service charges on deposit accounts	3,642	2,805	7,116	6,821
Wealth management	3,167	2,586	6,111	4,949
Mortgage banking	1,734	2,623	6,044	3,859
Commercial loan swap income	299	945	393	3,429
Other	1,809	2,511	4,062	1,334
Total Noninterest Income	15,424	15,224	32,661	27,627
NONINTEREST EXPENSE
Salaries and employee benefits	24,515	21,419	47,842	42,754
Data processing and information technology	3,787	3,585	8,012	7,453
Occupancy	3,434	3,437	7,261	7,202
Furniture, equipment and software	2,402	3,006	5,042	5,525
Other taxes	1,832	1,604	3,268	3,205
Professional services and legal	1,637	1,932	3,168	2,980
Marketing	996	979	2,318	2,090
FDIC insurance	924	1,048	1,970	1,818
Merger related expenses	—	—	—	2,342
Other	6,302	6,468	12,528	14,500
Total Noninterest Expense	45,829	43,478	91,409	89,869
Income (Loss) Before Taxes	35,338	(44,865)	74,515	(28,867)
Income tax expense (benefit)	6,971	(11,793)	14,247	(9,026)
Net Income (Loss)	$28,367	$(33,072)	$60,268	$(19,841)
Earnings per share—basic	$0.73	$(0.85)	$1.54	$(0.51)
Earnings per share—diluted	$0.72	$(0.85)	$1.54	$(0.51)
Dividends declared per share	$0.28	$0.28	$0.56	$0.56
Comprehensive Income (Loss)	$30,911	$(29,512)	$54,902	$1,061
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	For the three months ended June 30, 2020
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at March 31, 2020	$103,623	$400,387	$740,726	$5,672	$(74,157)	$1,176,251
Net loss for the three months ended June 30, 2020	—	—	(33,072)	—	—	(33,072)
Other comprehensive income, net of tax	—	—	—	3,560	—	3,560
Cash dividends declared ($0.28 per share)	—	—	(10,961)	—	—	(10,961)
Treasury stock issued for restricted stock awards of 143,744 shares, net of forfeitures of 5,709 shares	—	—	(4,453)	—	4,422	(31)
Recognition of restricted stock compensation expense	—	30	—	—	—	30
Balance at June 30, 2020	$103,623	$400,417	$692,240	$9,232	$(69,735)	$1,135,777
See Notes to Consolidated Financial Statements
	For the three months ended June 30, 2021
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at March 31, 2021	$103,623	$401,353	$731,718	$1,061	$(69,477)	$1,168,278
Net income for the three months ended June 30, 2021	—	—	28,367	—	—	28,367
Other comprehensive income, net of tax	—	—	—	2,544	—	2,544
Cash dividends declared ($0.28 per share)	—	—	(10,989)	—	—	(10,989)
Treasury stock issued for restricted stock awards of 98,519 shares, net of forfeitures of 21,157	—	—	(2,624)	—	2,457	(167)
Recognition of restricted stock compensation expense	—	700	—	—	—	700
Balance at June 30, 2021	$103,623	$402,053	$746,472	$3,605	$(67,020)	$1,188,733
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Six months ended June 30, 2020
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at January 1, 2020	$103,623	$399,944	$761,083	$(11,670)	$(60,982)	$1,191,998
Net loss for the six months ended June 30, 2020	—	—	(19,841)	—	—	(19,841)
Other comprehensive income, net of tax	—	—	—	20,902	—	20,902
Adoption of accounting standard - credit losses	—	—	(22,590)	—	—	(22,590)
Cash dividends declared ($0.56 per share)	—	—	(22,012)	—	—	(22,012)
Treasury stock issued for restricted stock awards (147,054 shares, net of forfeitures of 32,448 shares)	—	—	(4,400)	—	3,806	(594)
Repurchase of common stock (411,430 shares)	—	—	—	—	(12,559)	(12,559)
Recognition of restricted stock compensation expense	—	473	—	—	—	473
Balance at June 30, 2020	$103,623	$400,417	$692,240	$9,232	$(69,735)	$1,135,777

	Six months ended June 30, 2021
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2021	$103,623	$400,668	$710,061	$8,971	$(68,612)	$1,154,711
Net income for the six months ended June 30, 2021	—	—	60,268	—	—	60,268
Other comprehensive loss, net of tax	—	—	—	(5,366)	—	(5,366)
Cash dividends declared ($0.56 per share)	—	—	(21,963)	—	—	(21,963)
Treasury stock issued for restricted stock awards (99,711 shares, net of forfeitures of 51,999 shares)	—	—	(1,894)	—	1,592	(302)
Recognition of restricted stock compensation expense	—	1,385	—	—	—	1,385
Balance at June 30, 2021	$103,623	$402,053	$746,472	$3,605	$(67,020)	$1,188,733
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2021	2020
Net Cash Provided by (Used in) Operating Activities	$128,043	$(31,568)

INVESTING ACTIVITIES
Purchases of securities	(153,587)	(80,292)
Proceeds from maturities, prepayments and calls of securities	72,951	81,156
Proceeds from sales of securities	1,917	1,349
Net proceeds from sales of Federal Home Loan Bank stock	2,924	7,826
Net decrease (increase) in loans	201,545	(491,457)
Proceeds from sale of portfolio loans	3,438	—
Purchases of premises and equipment	(1,926)	(2,862)
Proceeds from the sale of premises and equipment	74	—
Net Cash Provided by (Used in) Investing Activities	127,336	(484,280)
FINANCING ACTIVITIES
Net increase in core deposits	712,568	902,933
Net decrease in certificates of deposit	(117,782)	(71,007)
Net increase in securities sold under repurchase agreements	3,424	72,271
Net decrease in short-term borrowings	(75,000)	(196,778)
Repayments on long-term borrowings	(712)	(2,864)
Treasury shares issued-net	(302)	(594)
Cash dividends paid to common shareholders	(21,963)	(22,012)
Repurchase of common stock	—	(12,559)
Net Cash Provided by Financing Activities	500,233	669,390
Net increase in cash and cash equivalents	755,612	153,542
Cash and cash equivalents at beginning of period	229,666	197,823
Cash and Cash Equivalents at End of Period	$985,278	$351,365
Supplemental Disclosures
Loans transferred to held for sale	$2,798	$—
Interest paid	$9,114	$29,721
Income taxes paid, net of refunds	$12,097	$210
Transfers of loans to other real estate owned	$90	$513
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
Recently Adopted Accounting Standards Updates, or ASU or Update
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions and improve the consistent application of GAAP by clarifying and amending other existing guidance. We adopted this ASU on January 1, 2021. The amendments in this ASU did not impact our consolidated financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Accounting Standards Issued Not Yet Adopted
Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. Modified contracts that meet certain scope guidance are eligible for relief from the modification accounting requirements in GAAP. The optional guidance generally allows for the modified contract to be accounted for as a continuation of the existing contract and does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022. We are evaluating the impact of this ASU and we do not expect the amendments in this ASU to materially impact our consolidated financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 2. EARNINGS PER SHARE
Diluted earnings per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted earnings per share. For the three and six months ended June 30, 2021 and 2020, diluted EPS was reported using the two-class method. The following table reconciles the numerators and denominators of basic and diluted earnings per share calculations for the periods presented.

	Three Months Ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Numerator for Earnings per Share—Basic:
Net income	$28,367	$(33,072)	$60,268	$(19,841)
Less: Income allocated to participating shares	141	—	283	—
Net Income Allocated to Shareholders	$28,226	$(33,072)	$59,985	$(19,841)

Numerator for Earnings per Share—Diluted:
Net income	$28,367	$(33,072)	$60,268	$(19,841)
Net Income Available to Shareholders	$28,367	$(33,072)	$60,268	$(19,841)

Denominators for Earnings per Share:
Weighted Average Shares Outstanding—Basic	39,048,971	39,013,161	39,039,007	39,142,351
Add: Potentially dilutive shares	90,590	—	93,583	—
Denominator for Treasury Stock Method—Diluted	39,139,561	39,013,161	39,132,590	39,142,351

Weighted Average Shares Outstanding—Basic	39,048,971	39,013,161	39,039,007	39,142,351
Add: Average participating shares outstanding	—	—	—	—
Denominator for Two-Class Method—Diluted	39,048,971	39,013,161	39,039,007	39,142,351

Earnings per share—basic	$0.73	$(0.85)	$1.54	$(0.51)
Earnings per share—diluted	$0.72	$(0.85)	$1.54	$(0.51)
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	25	21,333	424	82,624

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
Recurring Basis
Available-for-Sale Debt Securities
We obtain fair values for debt securities from a third-party pricing service which utilizes several sources for valuing fixed-income securities. We validate prices received from our pricing service through comparison to a secondary pricing service and broker quotes. We review the methodologies of the pricing services which provide us with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of our debt securities. The fair value of U.S. treasury securities are based on quoted market prices in active markets and are classified as Level 1. The market valuation sources for other debt securities include observable inputs rather than significant unobservable inputs and are classified as Level 2. The service provider utilizes pricing models that vary by asset class and include available trade, bid and other market information. Generally, the methodologies include broker quotes, proprietary models and extensive quality control programs.

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS - continued
Securities Held in a Deferred Compensation Plan
We use quoted market prices to determine the fair value of our equity security assets. These securities are reported at fair value with the gains and losses included in noninterest income in our Condensed Consolidated Statements of Comprehensive Income. These assets are held in a deferred compensation plan and are invested in readily quoted mutual funds. Accordingly, these assets are classified as Level 1. Deferred compensation plan assets are reported in other assets in the Consolidated Balance Sheets.
Derivative Financial Instruments
We use derivative instruments, including interest rate swaps for commercial loans with our customers, interest rate lock commitments and forward commitments related to the sale of mortgage loans in the secondary market. We calculate the fair value for derivatives using accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. Each valuation considers the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, such as interest rate curves and implied volatilities. Accordingly, derivatives are classified as Level 2. We incorporate credit valuation adjustments into the valuation models to appropriately reflect both our own nonperformance risk and the respective counterparties’ nonperformance risk in calculating fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements and collateral postings.
Nonrecurring Basis
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market and consist of 1-4 family residential loans originated for sale in the secondary market and, from time to time, certain loans are transferred from the loan portfolio to loans held for sale, all of which are carried at the lower of cost or fair value. The fair value of 1-4 family residential loans is based on the principal or most advantageous market currently offered for similar loans using observable market data. The fair value of the loans transferred from the loan portfolio is based on the amounts offered for these loans in currently pending sales transactions. Loans held for sale marked to fair value are classified as Level 2.
Loans Individually Evaluated
Loans that are individually evaluated to determine whether a specific allocation of ACL is needed are reported at the lower of amortized cost or fair value. Fair value is determined using the following methods: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral less estimated selling costs when the loan is collateral dependent and we expect to liquidate the collateral. However, if repayment is expected to come from the operation of the collateral, rather than liquidation, then we do not consider estimated selling costs in determining the fair value of the collateral. Collateral values are generally based upon appraisals by approved, independent state certified appraisers. Appraisals may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or our knowledge of the borrower and the borrower’s business. Loans individually evaluated that are marked to fair value are classified as Level 3.
OREO and Other Repossessed Assets
OREO and other repossessed assets obtained in partial or total satisfaction of a loan are recorded at the lower of recorded investment in the loan or fair value less cost to sell. Subsequent to foreclosure, these assets are carried at the lower of the amount recorded at acquisition date or fair value less cost to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets marked to fair value are classified as Level 3. OREO and other repossessed assets are reported in other assets in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS - continued
Mortgage Servicing Rights
MSRs are reported pursuant to the amortization method and evaluated for impairment quarterly by comparing the carrying to the fair value of the MSRs. Fair value of MSRs is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. Since the valuation model includes significant unobservable inputs as listed above, MSRs are classified as Level 3. MSRs are reported in other assets in the Consolidated Balance Sheets and are amortized into mortgage banking income in the Condensed Consolidated Statements of Comprehensive Income.
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
Collateral Receivable
Collateral receivable is cash that is made available to counterparties as collateral for our interest rate swaps. The carrying amount included in other assets on our Consolidated Balance Sheets approximates fair value.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS - continued
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at June 30, 2021 and December 31, 2020.

	June 30, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$74,804	$—	$—	$74,804
Obligations of U.S. government corporations and agencies	—	81,624	—	81,624
Collateralized mortgage obligations of U.S. government corporations and agencies	—	201,350	—	201,350
Residential mortgage-backed securities of U.S. government corporations and agencies	—	63,859	—	63,859
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	325,303	—	325,303
Corporate obligations	—	499	—	499
Obligations of states and political subdivisions	—	91,840	—	91,840
Total Available-for-sale Debt Securities	74,804	764,475	—	839,279
Marketable equity securities	1,015	81	—	1,096
Total Securities	75,819	764,556	—	840,375
Securities held in a deferred compensation plan	7,808	—	—	7,808
Derivative financial assets:
Interest rate swaps	—	49,078	—	49,078
Interest rate lock commitments	—	—	1,137	1,137
Total Assets	$83,627	$813,634	$1,137	$898,398
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$49,477	$—	$49,477
Forward sale contracts	—	91	—	91
Total Liabilities	$—	$49,568	$—	$49,568

	December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$10,282	$—	$—	$10,282
Obligations of U.S. government corporations and agencies	—	82,904	—	82,904
Collateralized mortgage obligations of U.S. government corporations and agencies	—	209,296	—	209,296
Residential mortgage-backed securities of U.S. government corporations and agencies	—	67,778	—	67,778
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	273,681	—	273,681
Corporate obligations	—	2,025	—	2,025
Obligations of states and political subdivisions	—	124,427	—	124,427
Total Available-for-sale Debt Securities	10,282	760,111	—	770,393
Marketable equity securities	3,228	72	—	3,300
Total Securities	13,510	760,183	—	773,693
Securities held in a deferred compensation plan	6,794	—	—	6,794
Derivative financial assets:
Interest rate swaps	—	78,319	—	78,319
Interest rate lock commitments	—	—	2,900	2,900
Total Assets	$20,304	$838,502	$2,900	$861,706
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$79,033	$—	$79,033
Forward sale contracts	—	385	—	385
Total Liabilities	$—	$79,418	$—	$79,418

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS - continued
Loans held for sale were transferred to Level 2 from Level 3 during the six months ended June 30 2021. Interest rate lock commitments to borrowers were transferred from Level 2 to Level 3 during the year ended December 31, 2020 due to pull-through factors being a significant unobservable input.
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either June 30, 2021 or December 31, 2020.
For Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2021	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average (1) (2) (3)
(dollars in thousands)
Loans individually evaluated	$60,778	Collateral method	Appraisal adjustment	—%	-	32.00%	13.68%
Other real estate owned	1,088	Collateral method	Costs to sell	4.00%	-	7.00%	4.21%
Mortgage servicing rights	6,658	Discounted cash flow method	Discount rate	9.21%	-	12.54%	9.39%
			Constant prepayment rates	8.38%	-	15.10%	11.13%
Total Assets	$68,524

	December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average (1) (2) (3)
(dollars in thousands)
Loans individually evaluated	$67,402	Collateral method	Appraisal adjustment	—%	-	47.00%	16.90%
Other real estate owned	1,953	Collateral method	Costs to sell	4.00%	-	7.00%	4.92%
Mortgage servicing rights	4,976	Discounted cash flow method	Discount rate	9.24%	-	12.55%	9.42%
			Constant prepayment rates	8.82%	-	14.58%	13.37%
Loans held for sale	586	Contractual agreement	None	NA			NA
Total Assets	$74,917
NA - not applicable
(1) Weighted averages for loans individually evaluated were weighted by loan amounts.
(2) Weighted averages for other real estate owned were weighted by OREO balances.
(3) Weighted averages for mortgage servicing rights discount rate and prepayment rates are based on note rate tranches and voluntary constant prepayment rates.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS - continued
The carrying values and fair values of our financial instruments at June 30, 2021 and December 31, 2020 are presented in the following tables:

	Carrying Value(1)	Fair Value Measurements at June 30, 2021
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$985,278	$985,278	$985,278	$—	$—
Securities	840,375	840,375	75,819	764,556	—
Loans held for sale	7,648	7,648	—	7,648	—
Portfolio loans, net	6,897,715	6,808,655	—	—	6,808,655
Bank owned life insurance	83,087	—	—	—	—
Collateral receivable	45,703	45,703	45,703	—	—
Securities held in a deferred compensation plan	7,808	7,808	7,808	—	—
Mortgage servicing rights	6,658	6,658	—	—	6,658
Interest rate swaps	49,078	49,078	—	49,078	—
Interest rate lock commitments	1,137	1,137	—	—	1,137
LIABILITIES
Deposits	$8,015,264	$8,014,963	$6,745,643	$1,269,320	$—
Securities sold under repurchase agreements	68,587	68,587	68,587	—	—
Short-term borrowings	—	—	—	—	—
Long-term borrowings	22,969	23,529	4,398	19,131	—
Junior subordinated debt securities	64,112	64,112	64,112	—	—
Interest rate swaps	49,477	49,477	—	49,477	—
Forward sale contracts	91	91	—	91	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2020
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$229,666	$229,666	$229,666	$—	$—
Securities	773,693	773,693	13,510	760,183	—
Loans held for sale	18,528	18,528	—	—	18,528
Portfolio loans, net	7,108,248	7,028,446	—	—	7,028,446
Bank owned life insurance	82,303	82,303	—	82,303	—
Collateral receivable	77,936	77,936	77,936	—	—
Securities held in a deferred compensation plan	6,794	6,794	6,794	—	—
Mortgage servicing rights	4,976	4,976	—	—	4,976
Interest rate swaps	78,319	78,319	—	78,319	—
Interest rate lock commitments	2,900	2,900	—	—	2,900
LIABILITIES
Deposits	$7,420,538	$7,422,894	$6,033,075	$1,389,819	$—
Securities sold under repurchase agreements	65,163	65,163	65,163	—	—
Short-term borrowings	75,000	75,000	75,000	—	—
Long-term borrowings	23,681	24,545	4,494	20,051	—
Junior subordinated debt securities	64,083	64,083	64,083	—	—
Interest rate swaps	79,033	79,033	—	79,033	—
Forward sale contracts	385	385	—	385	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES

The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	June 30, 2021	December 31, 2020
Available-for-sale debt securities	$839,279	$770,393
Marketable equity securities	1,096	3,300
Total Securities	$840,375	$773,693
Available-for-Sale Debt Securities
The following tables present the amortized cost and fair value of available-for-sale debt securities as of the dates presented:

	June 30, 2021				December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$74,253	$551	$—	$74,804	$9,980	$302	$—	$10,282
Obligations of U.S. government corporations and agencies	78,674	2,950	—	81,624	78,755	4,149	—	82,904
Collateralized mortgage obligations of U.S. government corporations and agencies	197,458	4,762	(870)	201,350	202,975	6,410	(89)	209,296
Residential mortgage-backed securities of U.S. government corporations and agencies	63,896	548	(585)	63,859	66,960	818	—	67,778
Commercial mortgage-backed securities of U.S. government corporations and agencies	314,228	11,114	(39)	325,303	258,875	14,806	—	273,681
Corporate obligations	500	—	(1)	499	2,021	5	(1)	2,025
Obligations of states and political subdivisions	86,271	5,569	—	91,840	117,439	6,988	—	124,427
Total Available-for-Sale Debt Securities (1)	$815,280	$25,494	$(1,495)	$839,279	$737,005	$33,478	$(90)	$770,393
(1) Excludes interest receivable of $3.2 million at June 30, 2021 and $3.1 million at December 31, 2020. Interest receivable is included in other assets in the consolidated balance sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES – continued
The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category as of the dates presented:

	June 30, 2021
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	—	$—	$—	—	$—	$—
Obligations of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations of U.S. government corporations and agencies	5	67,822	(870)	—	—	—	5	67,822	(870)
Residential mortgage-backed securities of U.S. government corporations and agencies	2	49,159	(585)	—	—	—	2	49,159	(585)
Commercial mortgage-backed securities of U.S. government corporations and agencies	3	51,452	(39)	—	—	—	3	51,452	(39)
Corporate bonds	1	500	(1)	—	—	—	1	500	(1)
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total	11	$168,933	$(1,495)	—	$—	$—	11	$168,933	$(1,495)

December 31, 2020
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	—	$—	$—	—	$—	$—
Obligations of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations of U.S. government corporations and agencies	2	35,697	(89)	—	—	—	2	35,697	(89)
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Corporate bonds	1	499	(1)	—	—	—	1	499	(1)
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total	3	$36,196	$(90)	—	$—	$—	3	$36,196	$(90)
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit losses or other factors. There were 11 debt securities in an unrealized loss position at June 30, 2021 and 3 debt securities in an unrealized loss position at December 31, 2020. We do not intend to sell and it is more likely than not that we will not be required to sell the securities in an unrealized loss position before recovery of their amortized cost. The unrealized losses on the debt securities were attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES – continued
The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated other comprehensive income/(loss), for the periods presented:

	June 30, 2021			December 31, 2020
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)
Total unrealized gains/(losses) on available-for-sale debt securities	$25,494	$(1,495)	$23,999	$33,478	$(90)	$33,388
Income tax (expense) benefit	(5,424)	318	(5,107)	(7,128)	19	(7,109)
Net Unrealized Gains/(Losses), Net of Tax Included in Accumulated Other Comprehensive Income/(Loss)	$20,070	$(1,177)	$18,892	$26,350	$(71)	$26,279
The amortized cost and fair value of available-for-sale debt securities at June 30, 2021 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2021
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$35,066	$35,402
Due after one year through five years	87,794	91,953
Due after five years through ten years	95,316	97,577
Due after ten years	21,022	23,336
Available-for-Sale Debt Securities With Maturities	239,198	248,268
Collateralized mortgage obligations of U.S. government corporations and agencies	197,458	201,350
Residential mortgage-backed securities of U.S. government corporations and agencies	63,896	63,859
Commercial mortgage-backed securities of U.S. government corporations and agencies	314,228	325,303
Corporate Securities	500	499
Total Available-for-Sale Debt Securities	$815,280	$839,279
Debt securities with carrying values of $380 million at June 30, 2021 and $308 million at December 31, 2020 were pledged for various regulatory and legal requirements.
Marketable Equity Securities
The following table presents realized and unrealized net gains and losses for our marketable equity securities for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Marketable Equity Securities
Net market gains/(losses) recognized	$28	$448	$143	$(1,137)
Less: Net gains recognized for equity securities sold	3	142	29	142
Unrealized Gains/(Losses) on Equity Securities Still Held	$25	$306	$114	$(1,279)
Total unrealized gains and losses on marketable equity securities recognized during the current period are included in other noninterest income on the Condensed Consolidated Statements of Comprehensive Income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE

Loans are presented net of unearned income of $16.5 million at June 30, 2021 and $16.0 million at December 31, 2020 and net of a discount related to purchase accounting fair value adjustments of $6.9 million at June 30, 2021 and $8.6 million at December 31, 2020. The following table presents loans as of the dates presented:

(dollars in thousands)	June 30, 2021	December 31, 2020
Commercial
Commercial real estate	$3,246,533	$3,244,974
Commercial and industrial	1,774,358	1,954,453
Commercial construction	478,153	474,280
Total Commercial Loans	5,499,044	5,673,707
Consumer
Consumer real estate	1,420,097	1,471,238
Other consumer	88,210	80,915
Total Consumer Loans	1,508,307	1,552,153
Total Portfolio Loans	7,007,351	7,225,860
Loans held for sale	7,648	18,528
Total Loans (1)	$7,014,999	$7,244,388
(1) Excludes interest receivable of $21.0 million at June 30, 2021 and $24.7 million at December 31, 2020. Interest receivable is included in other assets in the consolidated balance sheets.

Commercial and industrial loans, or C&I, included $336.1 million of loans originated under the Paycheck Protection Program, or PPP, at June 30, 2021 compared to $465.0 million at December 31, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act was signed into law. The CARES Act included the PPP, a program designed to aid small and medium sized businesses through federally guaranteed loans distributed through banks. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. The loans are 100 percent guaranteed by the Small Business Administration, or SBA. These loans carry a fixed rate of 1.00 percent and a term of two years, or five years for loans approved by the SBA, on or after June 5, 2020. Payments are deferred for at least six months of the loan. The SBA pays us a processing fee ranging from 1 percent to 5 percent based on the size of the loan. Interest is accrued as earned and loan origination fees and direct costs are deferred and accreted or amortized into interest income over the life of the loan using the level yield method. When a PPP loan is paid off or forgiven by the SBA, the remaining unaccreted or unamortized net origination fees or costs will be immediately recognized into income.
At June 30, 2021, our business banking segment was $1.1 billion compared to $1.2 billion at December 31, 2020. Business banking consists of commercial loans made to small businesses that are standard, non-complex products evaluated through a streamlined credit approval process that has been designed to maximize efficiency while maintaining high credit quality standards that meet small business market customers’ needs. Business banking consisted of $506.2 million of commercial real estate loans, $228.1 million of C&I loans, $10.3 million of commercial construction loans, $326.2 million of consumer real estate loans and $0.03 million of other consumer loans that have a commercial purpose at June 30, 2021. At December 31, 2020 business banking consisted of $453.0 million of commercial real estate loans, $394.9 million of C&I loans, $8.2 million of commercial construction loans and $303.9 million of consumer real estate loans that have a commercial purpose. During the first quarter of 2021, $90.2 million of commercial loans and $23.2 million of consumer loans were reclassified into the business banking segment.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 78.5 percent of total portfolio loans at both June 30, 2021 and December 31, 2020. Within our commercial portfolio, the CRE and commercial construction portfolios combined comprised $3.7 billion, or 67.7 percent, of total commercial loans at June 30, 2021 and $3.7 billion, or 65.6 percent, of total commercial loans at December 31, 2020 and 53.2 percent of total portfolio loans at June 30, 2021 and 51.5 percent at December 31, 2020.
We lend primarily in Pennsylvania and the contiguous states of Ohio, New York, West Virginia and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this geography, resulting in a concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued
concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data and information supplied by our customers. We also use subscription services for additional geographic and industry specific information. Our CRE and commercial construction portfolios have exposure outside of this geography of 5.4 percent of the combined portfolios and 2.9 percent of total portfolio loans at June 30, 2021. This compares to 5.9 percent of the combined portfolios and 3.0 percent of total portfolio loans at December 31, 2020.
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
The following tables summarize restructured loans as of the dates presented:

	June 30, 2021			December 31, 2020
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$4	$6,415	$6,418	$14	$16,654	$16,668
Commercial and industrial	3,579	11,183	14,763	7,090	9,885	16,975
Commercial construction	3,222	—	3,222	3,267	—	3,267
Business banking	1,439	1,508	2,947	1,503	430	1,933
Consumer real estate	6,073	1,544	7,617	5,581	2,319	7,900
Other consumer	4	—	4	5	—	5
Total	$14,321	$20,650	$34,971	$17,460	$29,288	$46,748
There were 4 TDRs for a total of $0.5 million that returned to accruing status during the three months ended June 30, 2021 compared to 4 TDRs for a total of $0.1 million for the three months ended June 30, 2020. There were 5 TDRs for a total of $0.5 million that returned to accruing status during the six months ended June 30, 2021 compared to 4 TDRs for a total of $0.1 million for the six months ended June 30, 2020.
The following tables present the restructured loans by portfolio segment and by type of concession for the periods presented:

	Three Months Ended June 30, 2021
	Number of Contracts	Type of Modification					Total Post-Modification Outstanding Recorded Investment(2)	Total Pre-Modification Outstanding Recorded Investment(2)
(dollars in thousands)		Bankruptcy(1)	Forbearance	Extend Maturity	Modify Rate	Modify Payments
Commercial real estate	—	$—	$—	$—	$—	$—	$—	$—
Commercial industrial	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Business banking	4	—	—	1,130	—	—	1,130	1,130
Consumer real estate	4	247	—	—	—	—	247	254
Other consumer	—	—	—	—	—	—	—	—
Total	8	$247	$—	$1,130	$—	$—	$1,377	$1,384
(1) Bankruptcy is consumer bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.
(2) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

	Three Months Ended June 30, 2020
	Number of Contracts	Type of Modification					Total Post-Modification Outstanding Recorded Investment(2)	Total Pre-Modification Outstanding Recorded Investment(2)
(dollars in thousands)		Bankruptcy(1)	Forbearance	Extend Maturity	Modify Rate	Modify Payments
Commercial real estate	—	$—	$—	$—	$—	$—	$—	$—
Commercial industrial	1	—	—	—	—	75	75	75
Commercial construction	2	—	—	701	—	—	701	701
Business banking	1	—	—	—	—	27	27	93
Consumer real estate	7	350	—	150	—	—	500	500
Other consumer	—	—	—	—	—	—	—	—
Total	11	$350	$—	$851	$—	$102	$1,303	$1,369
(1) Bankruptcy is consumer bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.
(2) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

	Six Months Ended June 30, 2021
	Number of Contracts	Type of Modification					Total Post-Modification Outstanding Recorded Investment(2)	Total Pre-Modification Outstanding Recorded Investment(2)
(dollars in thousands)		Bankruptcy(1)	Forbearance	Extend Maturity	Modify Rate	Modify Payments
Commercial real estate	—	$—	$—	$—	$—	$—	$—	$—
Commercial industrial	2	—	—	796	5,433	—	6,229	6,304
Commercial construction	—	—	—	—	—	—	—	—
Business banking	5	—	80	1,130	—	—	1,210	1,210
Consumer real estate	13	573	—	—	—	147	720	739
Other consumer	1	—	—	—	—	—	—	1
Total	21	$573	$80	$1,926	$5,433	$147	$8,159	$8,254
(1) Bankruptcy is consumer bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.
(2) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

	Six Months Ended June 30, 2020
	Number of Contracts	Type of Modification					Total Post-Modification Outstanding Recorded Investment(2)	Total Pre-Modification Outstanding Recorded Investment(2)
(dollars in thousands)		Bankruptcy(1)	Forbearance	Extend Maturity	Modify Rate	Modify Payments
Commercial real estate	1	$—	$—	$2,210	$—	$—	$2,210	$2,210
Commercial industrial	2	—	—	2,068	—	75	2,143	2,542
Commercial construction	3	—	—	2,572	—	—	2,572	2,592
Business banking	1	—	—	—	—	27	27	93
Consumer real estate	13	723	—	177	—	—	900	912
Other consumer	—	—	—	—	—	—	—	—
Total	20	$723	$—	$7,027	$—	$102	$7,852	$8,349
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued
In response to the coronavirus, or COVID-19, pandemic and its economic impact on our customers, we implemented a short-term modification program that complies with the CARES Act to provide temporary payment relief to those borrowers directly impacted by the pandemic who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments for 90 days and up to a maximum of 180 days for our commercial customers. The customer remains responsible for deferred payments along with any additional interest accrued during the deferral period. Under the applicable guidance, none of these loans were considered restructured as of June 30, 2021. We had 42 commercial loans that were modified totaling $68.7 million at June 30, 2021 compared to 52 commercial loans that were modified totaling $195.6 million at December 31, 2020.
As of June 30, 2021, we had 14 commitments to lend an additional $0.7 million on TDRs. Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. There were no TDRs that defaulted during the three and six months ended June 30, 2021. There was 1 TDR that defaulted during the three months ended June 30, 2020 for a total of $0.1 million and 11 TDRs that defaulted during the six months ended June 30, 2020 for a total of $21.1 million that were restructured within the last 12 months prior to defaulting.
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	June 30, 2021	December 31, 2020
Nonperforming Assets
Nonaccrual loans	$91,969	$117,485
Nonaccrual TDRs	20,650	29,289
Total Nonaccrual Loans	112,619	146,774
OREO	1,145	2,155
Total Nonperforming Assets	$113,764	$148,929
The decrease in nonaccrual loans of $34.2 million at June 30, 2021 compared to December 31, 2020 was primarily related to the payoff of three CRE relationships for a total of $14.4 million and a charge off of a $4.9 million CRE relationship and a $3.9 million C&I relationship.

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued
The following tables presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the dates presented:

	June 30, 2021
	Risk Rating
(dollars in thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Revolving-Term	Total

Commercial real estate
Pass	$179,504	$326,531	$457,287	$347,132	$229,164	$778,930	$40,398	—	$2,358,945
Special mention	—	448	29,581	8,310	38,927	112,654	—	—	189,920
Substandard	—	—	17,007	15,516	19,229	131,668	1,500	—	184,920
Doubtful	—	—	751	—	—	5,760	—	—	6,511
Total commercial real estate	179,504	326,979	504,625	370,957	287,320	1,029,012	41,898	—	2,740,296

Commercial and industrial
Pass	395,929	265,953	153,588	102,789	45,641	140,169	370,282	—	1,474,351
Special mention	51	3,008	22,124	3,369	—	1,141	11,574	—	41,266
Substandard	5,433	—	8,962	1,573	5,572	5,357	3,733	—	30,630
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	401,413	268,962	184,674	107,731	51,213	146,667	385,588	—	1,546,247

Commercial construction
Pass	61,289	126,858	182,394	48,374	1,352	5,131	19,761	—	445,159
Special mention	—	1,380	3,269	—	—	8,421	—	—	13,071
Substandard	—	2,138	4,058	—	500	2,945	—	—	9,642
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	61,289	130,376	189,721	48,374	1,853	16,498	19,761	—	467,871

Business banking
Pass	100,800	115,666	158,725	123,708	85,193	337,243	104,566	455	1,026,356
Special mention	117	637	1,919	1,665	1,564	6,958	287	121	13,270
Substandard	—	72	1,694	3,364	1,376	23,139	954	651	31,249
Doubtful	—	—	—	—	—	—	—	—	—
Total business banking	100,917	116,374	162,338	128,737	88,133	367,340	105,808	1,228	1,070,875

Consumer real estate
Pass	43,351	111,065	98,684	49,815	45,224	241,295	467,802	22,670	1,079,907
Special mention	—	—	—	—	—	2,205	—	—	2,205
Substandard	—	58	185	1,595	1,404	6,963	356	1,205	11,766
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer real estate	43,351	111,123	98,869	51,411	46,628	250,463	468,158	23,875	1,093,878

Other consumer
Pass	12,668	12,283	9,842	4,764	2,016	1,767	36,611	1,040	80,990
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	113	123	208	4,910	275	1,560	7,190
Doubtful	—	—	—	—	—	4	—	—	4
Total other consumer	12,668	12,283	9,955	4,887	2,223	6,681	36,886	2,600	88,184

Pass	793,541	958,356	1,060,518	676,582	408,589	1,504,535	1,039,420	24,166	6,465,707
Special mention	168	5,474	56,894	13,343	40,492	131,379	11,861	121	259,732
Substandard	5,433	2,268	32,019	22,172	28,289	174,983	6,818	3,415	275,397
Doubtful	—	—	751	—	—	5,764	—	—	6,514
Total	$799,142	$966,097	$1,150,182	$712,097	$477,370	$1,816,661	$1,058,098	$27,703	$7,007,351

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued
The following tables presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(dollars in thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Revolving-Term	Total

Commercial real estate
Performing	$179,504	$326,979	$488,368	$368,211	$280,693	$974,576	$41,898	$—	$2,660,229
Nonperforming	—	—	16,257	2,747	6,628	54,435	—	—	80,067
Total commercial real estate	179,504	326,979	504,625	370,957	287,320	1,029,012	41,898	—	2,740,296

Commercial and industrial
Performing	395,980	268,962	184,674	107,347	45,711	146,416	384,959	—	1,534,049
Nonperforming	5,433	—	—	384	5,501	250	629	—	12,198
Total commercial and industrial	401,413	268,962	184,674	107,731	51,213	146,667	385,588	—	1,546,247

Commercial construction
Performing	61,289	130,376	189,721	48,374	1,853	16,113	19,761	—	467,486
Nonperforming	—	—	—	—	—	385	—	—	385
Total commercial construction	61,289	130,376	189,721	48,374	1,853	16,498	19,761	—	467,871

Business banking
Performing	100,917	116,374	162,077	127,306	87,342	358,870	105,753	1,170	1,059,810
Nonperforming	—	—	261	1,431	791	8,470	55	57	11,064
Total business banking	100,917	116,374	162,338	128,737	88,133	367,340	105,808	1,228	1,070,875

Consumer real estate
Performing	43,351	110,441	98,578	51,161	46,018	244,783	467,827	22,934	1,085,094
Nonperforming	—	682	291	249	610	5,680	331	940	8,783
Total consumer real estate	43,351	111,123	98,869	51,411	46,628	250,463	468,158	23,875	1,093,878

Other consumer
Performing	12,668	12,162	9,955	4,887	2,223	6,681	36,886	2,600	88,062
Nonperforming	—	121	—	—	—	—	—	—	121
Total other consumer	12,668	12,283	9,955	4,887	2,223	6,681	36,886	2,600	88,184

Performing	793,709	965,293	1,133,373	707,286	463,841	1,747,440	1,057,084	26,705	6,894,731
Nonperforming	5,433	803	16,809	4,811	13,529	69,221	1,015	998	112,619
Total	$799,142	$966,097	$1,150,182	$712,097	$477,370	$1,816,661	$1,058,098	$27,703	$7,007,351

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued

	December 31, 2020
(dollars in thousands)	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Revolving-Term	Total

Commercial real estate
Performing	$334,086	$459,799	$417,944	$313,465	$394,972	$722,782	$47,830	$—	$2,690,879
Nonperforming	—	16,404	—	6,675	20,212	57,778	—	—	101,070
Total commercial real estate	334,086	476,203	417,944	320,140	415,184	780,560	47,830	—	2,791,947

Commercial and industrial
Performing	457,828	214,144	143,706	69,411	28,426	220,701	408,350	—	1,542,566
Nonperforming	—	1,313	1,584	12,838	62	908	281	—	16,985
Total commercial and industrial	457,828	215,457	145,290	82,249	28,488	221,609	408,631	—	1,559,552

Commercial construction
Performing	132,813	230,907	63,535	2,921	6,346	16,393	12,778	—	465,692
Nonperforming	—	—	—	—	—	384	—	—	384
Total commercial construction	132,813	230,907	63,535	2,921	6,346	16,777	12,778	—	466,077

Business Banking
Performing	296,327	156,164	126,432	90,414	80,106	286,970	105,494	1,037	1,142,944
Nonperforming	30	309	1,818	949	2,096	11,809	55	57	17,123
Total business banking	296,357	156,473	128,250	91,363	82,202	298,779	105,549	1,094	1,160,067

Consumer real estate
Performing	120,736	122,315	69,225	63,647	74,690	245,331	438,702	21,572	1,156,216
Nonperforming	—	229	706	1,486	1,564	5,716	318	1,096	11,116
Total consumer real estate	120,736	122,544	69,931	65,133	76,254	251,047	439,020	22,667	1,167,332

Other consumer
Performing	18,864	13,162	6,784	3,395	2,082	3,958	27,391	5,153	80,789
Nonperforming	—	—	—	—	—	96	—	—	96
Total other consumer	18,864	13,162	6,784	3,395	2,082	4,054	27,391	5,153	80,885

Performing	1,360,654	1,196,491	827,625	543,253	586,622	1,496,135	1,040,544	27,762	7,079,086
Nonperforming	30	18,254	4,108	21,948	23,934	76,691	654	1,153	146,774
Total	$1,360,684	$1,214,746	$831,734	$565,201	$610,556	$1,572,826	$1,041,199	$28,914	$7,225,860
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	June 30, 2021
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,648,221	$12,007	$—	$80,067	$92,075	2,740,296
Commercial and industrial	1,534,049	—	—	12,198	12,198	1,546,247
Commercial construction	466,987	—	500	385	885	467,871
Business banking	1,057,279	2,311	222	11,064	13,597	1,070,875
Consumer real estate	1,083,947	640	507	8,783	9,930	1,093,878
Other consumer	87,905	105	52	121	278	88,184
Total	$6,878,389	$15,063	$1,281	$112,619	$128,962	$7,007,351
(1) We had 42 loans that were modified totaling $68.7 million under the CARES Act at June 30, 2021. These customers were not considered past due as a result of their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Due to the modifications, this delinquency table may not accurately reflect the credit risk associated with these loans.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued

	December 31, 2020
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Past Due 90+ Days Still Accruing (2)	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,690,877	$—	$—	$—	$101,070	$101,070	$2,791,947
Commercial and industrial	1,542,567	—	—	—	16,985	16,985	1,559,552
Commercial construction	462,094	19	3,580	—	384	3,983	466,077
Business banking	1,140,581	1,614	379	371	17,122	19,486	1,160,067
Consumer real estate	1,153,028	1,087	1,968	132	11,117	14,304	1,167,332
Other consumer	80,583	168	37	—	96	302	80,885
Total(1)	$7,069,730	$2,888	$5,965	$503	$146,774	$156,130	$7,225,860
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
(2) Represents acquired loans that were recorded at fair value at the acquisition date and remain performing at December 31, 2020.

The following table presents loans on nonaccrual status by class of loan:

				June 30, 2021
	June 30, 2021			For the three and six months ended
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$101,070	$80,067	$47,648	$5	$66
Commercial and industrial	16,985	12,198	11,183	72	115
Commercial construction	384	385	—	—	—
Business banking	17,122	11,064	1,508	139	275
Consumer real estate	11,117	8,783	—	210	319
Other consumer	96	121	—	—	1
Total	$146,774	$112,619	$60,340	$426	$776
(1) Represents only cash payments received and applied to interest on nonaccrual loans.
.

					December 31, 2020
	December 31, 2020				For the twelve months ended
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Past Due 90+ Days Still Accruing	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$25,356	$101,070	$60,401	$—	$22
Commercial and industrial	10,911	16,985	6,436	—	101
Commercial construction	737	384	285	—	—
Business banking	9,863	17,122	3,890	371	275
Consumer real estate	6,063	11,117	398	132	423
Other consumer	1,127	96	—	—	4
Total	$54,057	$146,774	$71,410	$503	$826
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued
The following tables present collateral-dependent loans by class of loan as of the dates presented:

	June 30, 2021
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets	Investment/Cash	Other
Commercial real estate	$76,437	$—	$—	$—
Commercial and industrial	302	14,461	—	—
Commercial construction	3,222	—	—	—
Business banking	1,806	1,141	—	—
Consumer real estate	—	—	—	—
Total	$81,767	$15,602	$—	$—

	December 31, 2020
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets	Investment/Cash	Other
Commercial real estate	$100,450	$—	$—	$—
Commercial and industrial	1,040	15,080	—	—
Commercial construction	3,552	—	—	—
Business banking	3,085	1,619	—	689
Consumer real estate	398	—	—	—
Total	$108,525	$16,699	$—	$689
The following tables present activity in the ACL for the periods presented:

	Three Months Ended June 30, 2021
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$66,842	$14,663	$6,329	$15,680	$8,981	$2,606	$115,101
Provision for credit losses on loans(1)	2,937	225	(426)	(560)	(410)	243	2,008
Charge-offs	(7,558)	(473)	—	(410)	(76)	(221)	(8,737)
Recoveries	965	11	2	47	152	88	1,264
Net (Charge-offs)/Recoveries	(6,594)	(462)	2	(363)	76	(132)	(7,473)
Balance at End of Period	$63,186	$14,426	$5,905	$14,756	$8,647	$2,717	$109,636
(1) Excludes unfunded commitments

	Three Months Ended June 30, 2020
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$42,611	$19,870	$6,606	$13,706	$11,200	$2,857	$96,850
Impact of CECL adoption	—	—	—	—	—	—	—
Provision for credit losses on loans(1)	20,681	60,906	2,249	918	400	677	85,831
Charge-offs	(5,600)	(61,616)	—	(260)	(37)	(790)	(68,303)
Recoveries	38	4	19	40	22	108	231
Net (Charge-offs)/Recoveries	(5,562)	(61,612)	19	(220)	(15)	(682)	(68,072)
Balance at End of Period	$57,730	$19,164	$8,874	$14,404	$11,585	$2,852	$114,609
(1) Excludes unfunded commitments

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued

	Six Months Ended June 30, 2021
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$65,656	$16,100	$7,239	$15,917	$10,014	$2,686	$117,612
Provision for credit losses on loans(1)	4,933	2,953	(1,337)	(46)	(1,254)	61	5,308
Charge-offs	$(8,369)	$(4,774)	$—	$(1,327)	$(347)	$(453)	$(15,270)
Recoveries	965	148	3	213	234	423	1,985
Net (Charge-offs)/Recoveries	(7,403)	(4,627)	3	(1,115)	(113)	(30)	(13,285)
Balance at End of Period	$63,186	$14,426	$5,905	$14,756	$8,647	$2,717	$109,636
(1) Excludes unfunded commitments

	Six Months Ended June 30, 2020
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$30,577	$15,681	$7,900	$—	$6,337	$1,729	$62,224
Impact of CECL adoption	4,810	7,853	(3,376)	12,898	4,525	642	27,352
Provision for credit losses on loans(1)	28,345	67,104	4,329	2,126	829	1,529	104,262
Charge-offs	(6,042)	(71,496)	—	(721)	(218)	(1,272)	(79,749)
Recoveries	40	22	21	101	112	224	520
Net (Charge-offs)/Recoveries	(6,002)	(71,474)	21	(620)	(106)	(1,048)	(79,229)
Balance at End of Period	$57,730	$19,164	$8,874	$14,404	$11,585	$2,852	$114,609
(1) Excludes unfunded commitments
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
The provision for credit losses, which includes a provision for losses on loans and on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. The provision for credit losses decreased $84.2 million and $101.1 million to $2.6 million and $5.7 million for the three and six months ended June 30, 2021 compared to $86.8 million and $106.8 million for the same periods in 2020. The provision for credit losses includes $0.6 million and $0.4 million for the reserve for unfunded commitments for the three and six months ended June 30, 2021.
During the three months ended June 30, 2020, we recognized a charge-off of $58.7 million related to a customer fraud from a check kiting scheme. We continue to pursue all available resources of recovery to mitigate the loss. The customer also had a lending relationship of $15.1 million that had a $4.2 million charge-off during the three months ended June 30, 2020. We received a recovery of $0.9 million on the lending relationship during the three months ended June 30, 2021.
The significant decrease in the provision for credit losses during the three and six months ended June 30, 2021 was mainly due to the above mentioned customer fraud and an improved economic forecast in 2021 compared to 2020. Our economic forecast covers a period of two years and is driven primarily by national unemployment data. The forecasted national unemployment rate improved at June 30, 2021 compared to the same periods in 2020.

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
Pursuant to our agreements with various financial institutions, we may receive collateral or may be required to post collateral based upon mark-to-market positions. Beyond unsecured threshold levels, collateral in the form of cash or securities may be made available to counterparties of interest rate swap transactions. Our current collateral requirements do not have a material effect on our cash flow or liquidity position.
Derivatives contain an element of credit risk, the possibility that we will incur a loss because a counterparty, which may be a financial institution or a customer, fails to meet its contractual obligations. All derivative contracts with financial institutions may be executed only with counterparties approved by our Asset and Liability Committee, or ALCO, and derivatives with customers may only be executed with customers within credit exposure limits approved by our Senior Loan Committee. Interest rate swaps are considered derivatives but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives are recorded in current earnings and included in other noninterest income in the Condensed Consolidated Statements of Comprehensive Income.
Interest Rate Lock Commitments and Forward Sale Contracts
In the normal course of business, we sell originated mortgage loans into the secondary mortgage loan market. We also offer interest rate lock commitments to potential borrowers. The commitments are generally for a period of 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. We may encounter pricing risks if interest rates increase significantly before the loan can be closed and sold. We may utilize forward sale contracts in order to mitigate this pricing risk. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate guaranteed for that day by the investor. The rate lock is executed between the mortgagee and us and in turn a forward sale contract may be executed between us and the investor. Both the rate lock commitment and the corresponding forward sale contract for each customer are considered derivatives but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives during the commitment period are recorded in current earnings and included in mortgage banking in the Condensed Consolidated Statements of Comprehensive Income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued
    The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Derivatives not Designated as Hedging Instruments:
Interest Rate Swap Contracts - Commercial Loans
Fair value	$49,078	$78,319	$49,477	$79,033
Notional amount	1,003,946	983,638	1,003,946	983,638
Collateral posted	—	—	45,700	77,930
Interest Rate Lock Commitments - Mortgage Loans
Fair value	1,137	2,900	—	—
Notional amount	26,238	51,053	—	—
Forward Sale Contracts - Mortgage Loans
Fair value	—	—	91	385
Notional amount	$—	$—	$23,245	$47,062
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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Derivatives not Designated as Hedging Instruments:
Gross amounts recognized	$50,158	$82,655	$50,934	$82,626
Gross amounts offset	(1,080)	(4,336)	(1,457)	(3,593)
Net Amounts Presented in the Consolidated Balance Sheets	49,078	78,319	49,477	79,033
Gross amounts not offset(1)	—	—	(45,700)	(77,930)
Net Amount	$49,078	$78,319	$3,777	$1,103
(1) Amounts represent collateral posted for the periods presented.
The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$5	$(62)	$315	$52
Interest rate lock commitments—mortgage loans	(883)	186	(2,642)	2,792
Forward sale contracts—mortgage loans	194	698	1,173	(595)
Total Derivatives (Loss)/Gain	$(684)	$822	$(1,154)	$2,249

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
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	June 30, 2021	December 31, 2020
Commitments to extend credit	$2,476,630	$2,185,752
Standby letters of credit	86,532	89,095
Total	$2,563,162	$2,274,847
Allowance for Credit Losses on Unfunded Loan Commitments
We maintain an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on our Condensed Consolidated Statements of Comprehensive Income. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.
The following table presents activity in the allowance for credit losses on unfunded loan commitments as of the dates presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$4,303	$6,077	$4,467	$3,112
Impact of adopting ASU 2016-13 at January 1, 2020	—	—	—	1,349
Balance after adoption of ASU 2016-13	4,303	6,077	4,467	4,461
Provision for credit losses	555	927	391	2,543
Total	$4,858	$7,004	$4,858	$7,004
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 9. OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the change in components of other comprehensive income (loss) for the periods presented, net of tax effects.

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Change in net unrealized gains/(losses) on debt securities available-for-sale	$324	$(69)	$255	$4,059	$(864)	$3,195
Adjustment to funded status of employee benefit plans (1)	2,910	(621)	2,289	464	(99)	365
Other Comprehensive Income	$3,234	$(690)	$2,544	$4,523	$(963)	$3,560
(1) Pension settlement accounting was recognized during the periods ended June 30, 2021 resulting in a charge of $0.2 million for the three months ended June 30, 2021 immediately recognizing a portion of unrecognized actuarial loss and a remeasurement of our pension obligation.

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in net unrealized gains/(losses) on available-for-sale debt securities	$(9,388)	$2,003	$(7,385)	$25,623	$(5,452)	$20,171
Adjustment to funded status of employee benefit plans (1)	2,567	(548)	2,019	929	(198)	731
Other Comprehensive (Loss)/Income	$(6,821)	$1,455	$(5,366)	$26,552	$(5,650)	$20,902
(1) Pension settlement accounting was recognized during the periods ended June 30, 2021 resulting in a charge of $0.9 million for the six months ended June 30, 2021 immediately recognizing a portion of unrecognized actuarial loss and a remeasurement of our pension obligation.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 10. EMPLOYEE BENEFITS

Our qualified and nonqualified defined benefit plans were amended to freeze benefit accruals for all persons entitled to benefits under the plans in 2016. We will continue recording pension expense related to these plans, primarily representing interest costs on the projected benefit obligation and amortization of actuarial losses accumulated in the plans, as well as income from expected investment returns on pension assets. Since the plans have been frozen, no service costs are included in net periodic pension expense.
The investment policy for S&T's defined benefit plan is 90 percent fixed income and 10 percent equity and cash. The expected long-term rate of return on plan assets is 2.42 percent as of June 30, 2021 compared to 3.45 percent for the same period in 2020.
We remeasured our pension obligation and recognized a pension settlement charge of $0.2 million and $0.9 million for the three and six months ended June 30, 2021. A settlement charge is incurred when the aggregate amount of lump-sum distributions during the year is greater than the sum of the interest cost component of the annual net periodic pension cost.
The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Components of Net Periodic Pension Cost
Interest cost on projected benefit obligation	$797	$890	$1,500	$1,781
Expected return on plan assets	(645)	(971)	(1,361)	(1,943)
Net amortization	298	385	546	769
Settlement Charge	177	—	926	—
Net Periodic Pension Expense	$627	$304	$1,611	$607
The components of net periodic pension expense are included in salaries and employee benefits on the Condensed Consolidated Statements of Comprehensive Income.

NOTE 11. SHARE REPURCHASE PLAN

On March 15, 2021, our Board of Directors authorized an extension of its $50 million share repurchase plan, which was set to expire March 31, 2021. This authorization extended the expiration date of the repurchase plan through March 31, 2022. The plan permits S&T to repurchase from time to time up to the previously authorized $50 million in aggregate value of shares of S&T's common stock, with $37.4 million of capacity remaining at June 30, 2021, through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and S&T's financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds. Any share repurchases will not begin until permissible under applicable laws. During the three and six months ended June 30, 2021, we had no repurchases. Repurchase activity was suspended in March of 2020 due to the impact of the COVID-19 pandemic. During the year ended December 31, 2020, we repurchased 411,430 common shares at a total cost of $12.6 million, or an average of $30.52 per share.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three and six month periods ended June 30, 2021 and 2020. Our MD&A should be read in conjunction with our Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates
Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2021 remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2020 under Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.5 billion at June 30, 2021. We operate in five markets including Western Pennsylvania, Eastern Pennsylvania, Northeast Ohio, Central Ohio and Upstate New York. We provide a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA”.
We earn revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. We incur expenses for the cost of deposits and other funding sources, provision for credit losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.
Our mission is to become the financial services provider of choice within the markets that we serve which will enable us to be a high performing regional community bank. We strive to do this by delivering exceptional service and value. Our strategic plan follows a disciplined approach focused on organic growth, which includes both growth within our current footprint and through market expansion. We employ a geographic, market-based growth platform in order to drive organic growth. We acknowledge that each of our five markets are in different stages of development and that our market-based strategy will allow us to customize our approach to each market given its developmental stage and unique characteristics. We also actively evaluate acquisition opportunities that align with our strategic objectives as another source of growth. Our strategic plan includes a collaborative model that combines expertise from all areas of our business and focuses on satisfying each customer’s individual financial objectives. We continuously work to maintain and improve the efficiency of our different lines of business.

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
As we navigate through the uncertainty resulting from the pandemic, our first priority remains the safety of both our employees and customers. Our financial performance continues to be negatively impacted in many ways due to the pandemic. We are closely monitoring our asset quality with a focus on the loan portfolios that have been significantly impacted by the pandemic, including our hotel portfolio. We did experience some improvement in our asset quality during the three and six months ended June 30, 2021, but remain cautious given the current environment. Our balance sheet is asset sensitive resulting in our net interest income and net interest margin, or NIM, being negatively impacted in this low interest rate environment. Our net interest income is also being impacted by declining loan balances as new loan originations have decreased in the current environment. Partially offsetting this impact was the Paycheck Protection Program, or PPP. Net interest income was favorably impacted by PPP loans which contributed $4.1 million and $9.9 million for the three and six months ended June 30, 2021 to interest income.

Earnings Summary
We recognized net income of $28.4 million, or $0.72 per diluted share and $60.3 million, or $1.54 per diluted share for the three and six months ended June 30, 2021 compared to a net loss of ($33.1) million, or ($0.85) per diluted share and ($19.8) million, or ($0.51) per diluted share for the same periods in 2020. The increase in net income for the three and six months ended June 30, 2021 was primarily due to significant decrease of $84.2 million and $101.1 million in our provision for credit losses compared to the same periods in 2020. The significant decrease in the provision for credit losses during the three and six months ended June 30, 2021 was mainly due to a customer fraud in 2020 that resulted in a $58.7 million charge-off as well as the impact of the COVID-19 pandemic.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net interest income decreased $1.8 million and $1.2 million to $68.3 million and $139.0 million for the three and six months ended June 30, 2021 compared to $70.1 million and $140.2 million in 2020. The decrease in net interest income was primarily due to lower short-term interest rates and a decrease in average loan balances of $537.6 million and $239.7 million for the three and six months ended June 30, 2021 compared to the same periods in 2020. Average interest-bearing deposits decreased $186.4 million and $174.6 million for the three and six months ended June 30, 2021 compared to the same periods in 2020. Our net interest margin on an FTE basis (non-GAAP) decreased to 3.16 percent and 3.31 percent for the three and six months ended June 30, 2021 compared to 3.31 percent and 3.42 percent for the same periods in 2020 primarily due to lower short-term interest rates and higher interest bearing deposits with banks. Net interest margin is reconciled to net interest income adjusted to an FTE basis in the "Net Interest Income" section of this MD&A.
The provision for credit losses, which includes a provision for losses on loans and on unfunded commitments, decreased $84.2 million and $101.1 million to $2.6 million and $5.7 million for the three and six months ended June 30, 2021 compared to $86.8 million and $106.8 million for the same periods in 2020. The significant decrease in the provision for credit losses during the three and six months ended June 30, 2021 was mainly due to a customer fraud in 2020 and an improved economic forecast in 2021 compared to 2020.
Noninterest income increased $0.2 million and $5.0 million for the three and six months ended June 30, 2021 compared to the same periods in 2020. Debit and credit card and service charges on deposit accounts increased in both the three and six months ended June 30, 2021 as customer activity has increased in the improving economic environment. Wealth management income increased in both periods due to higher assets under management from market appreciation and an increase in customer activity. Partially offsetting these increases was a decrease in commercial loan swap income due to lower activity as a result of the pandemic and interest rate environment.
Noninterest expense increased $2.4 million and $1.5 million to $45.8 million and $91.4 million for the three and six months ended June 30, 2021 compared to $43.5 million and $89.9 million for the same periods in 2020. The higher noninterest expense was mainly due to increases of $3.1 million and $5.1 million of salaries and employee benefits for the three and six months ended June 30, 2021. The increase for the six month period was offset by $2.3 million of merger-related expenses recognized in the six months ended June 30, 2020 compared to no merger-related expenses in 2021.
The provision for income taxes increased $18.8 million and $23.3 million to $7.0 million and $14.2 million for the three and six months ended June 30, 2021 compared to the same periods in 2020. The increase in income tax expense was primarily due to the tax benefit from the net loss noted above during the same periods in 2020. Our effective tax rate was 19.7 percent and 19.1 percent for the three and six months ended June 30, 2021 compared to 26.3 percent and 31.3 percent for the same period in 2020. The change in our effective tax rate for the three and six months ended June 30, 2021 was primarily due to the increases in pretax income compared to pretax losses in 2020.
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles, or GAAP, in the United States, management uses, and this quarterly report references, net interest income and net interest margin, each on a fully taxable equivalent, or FTE, basis, which are non-GAAP financial measures. Management believes net interest income and net interest margin on an FTE basis provide information useful to investors in understanding our underlying business, operational performance and performance trends as they facilitate comparisons with the performance of other companies in the financial services industry. Although management believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered alternatives to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor are they necessarily comparable with non-GAAP measures which may be presented by other companies.
We believe the presentation of net interest income and net interest margin on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (GAAP) per the Condensed Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted on an FTE basis and net interest margin adjusted on an FTE basis in the "Results of Operations - Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020 - Net Interest Income" section of this MD&A.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2021 Compared to
Three and Six Months Ended June 30, 2020
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
The following table reconciles interest income per the Condensed Consolidated Statements of Comprehensive Income to net interest income and rates on an FTE basis for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Total interest income	$71,577	$80,479	$146,358	$168,069
Total interest expense	3,273	10,331	7,396	27,885
Net Interest Income per Condensed Consolidated Statements of Comprehensive Income	68,304	70,148	138,962	140,184
Adjustment to FTE basis	585	847	1,249	1,697
Net Interest Income on an FTE Basis (Non-GAAP)	$68,889	$70,995	$140,211	$141,881
Net interest margin	3.13%	3.27%	3.28%	3.37%
Adjustment to FTE basis	0.03%	0.04%	0.03%	0.05%
Net Interest Margin on an FTE Basis (Non-GAAP)	3.16%	3.31%	3.31%	3.42%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Average Balance Sheet and Net Interest Income Analysis (FTE)

The following tables provide information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$785,465	$175	0.09%	$163,019	$33	0.08%
Securities, at fair value(1)(2)	826,861	4,529	2.19%	785,229	5,024	2.56%
Loans held for sale	4,353	33	3.01%	9,931	77	3.08%
Commercial real estate	3,251,894	29,930	3.69%	3,389,616	35,617	4.23%
Commercial and industrial	1,890,538	18,363	3.90%	2,200,148	19,733	3.61%
Commercial construction	462,928	3,854	3.34%	430,912	4,020	3.75%
Total Commercial Loans	5,605,359	52,147	3.73%	6,020,676	59,370	3.97%
Residential mortgage	863,254	8,996	4.17%	976,916	10,241	4.20%
Home equity	535,933	4,682	3.50%	543,770	4,993	3.69%
Installment and other consumer	84,259	1,271	6.05%	79,944	1,259	6.34%
Consumer construction	13,264	211	6.39%	12,758	145	4.58%
Total Consumer Loans	1,496,710	15,160	4.06%	1,613,388	16,638	4.14%
Total Portfolio Loans	7,102,069	67,307	3.80%	7,634,064	76,008	4.00%
Total Loans(1)(3)	7,106,422	67,339	3.80%	7,643,995	76,085	4.00%
Federal Home Loan Bank and other restricted stock	10,529	119	4.51%	19,709	184	3.75%
Total Interest-earning Assets	8,729,277	72,162	3.31%	8,611,952	81,326	3.80%
Noninterest-earning assets	704,635			817,767
Total Assets	$9,433,911			$9,429,719
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$998,134	$230	0.09%	$1,033,905	$610	0.24%
Money market	2,037,976	894	0.18%	2,076,483	2,578	0.50%
Savings	1,044,899	70	0.03%	887,357	162	0.07%
Certificates of deposit	1,291,194	1,458	0.45%	1,560,885	5,877	1.51%
Total Interest-bearing Deposits	5,372,203	2,652	0.20%	5,558,630	9,227	0.67%
Securities sold under repurchase agreements	67,838	17	0.10%	85,302	53	0.25%
Short-term borrowings	—	—	—%	178,273	167	0.38%
Long-term borrowings	23,113	116	2.01%	49,774	314	2.53%
Junior subordinated debt securities	64,103	488	3.06%	64,044	570	3.58%
Total Borrowings	155,054	621	1.61%	377,393	1,104	1.18%
Total Interest-bearing Liabilities	5,527,256	3,273	0.24%	5,936,023	10,331	0.70%
Noninterest-bearing liabilities	2,727,653			2,302,676
Shareholders’ equity	1,179,002			1,191,020
Total Liabilities and Shareholders’ Equity	$9,433,911			$9,429,719
Net Interest Income (1)(2)		$68,889			$70,995
Net Interest Margin (1)(2)			3.16%			3.31%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent for 2021 and 2020.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six months ended June 30, 2021			Six months ended June 30, 2020
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$545,177	$240	0.09%	$131,332	$388	0.59%
Securities, at fair value(1)(2)	804,613	9,095	2.26%	786,043	10,020	2.55%
Loans held for sale	5,351	78	2.90%	5,899	94	3.19%
Commercial real estate	3,252,763	60,066	3.72%	3,399,150	75,710	4.48%
Commercial and industrial	1,923,813	39,180	4.10%	1,975,913	39,471	4.02%
Commercial construction	474,037	7,887	3.36%	408,638	8,515	4.19%
Total Commercial Loans	5,650,613	107,134	3.82%	5,783,701	123,696	4.30%
Residential mortgage	880,246	18,412	4.20%	983,891	20,569	4.19%
Home equity	534,329	9,473	3.58%	541,981	11,493	4.26%
Installment and other consumer	82,095	2,518	6.19%	79,812	2,648	6.67%
Consumer construction	14,578	399	5.52%	11,633	266	4.59%
Total Consumer Loans	1,511,249	30,803	4.10%	1,617,317	34,976	4.34%
Total Portfolio Loans	7,161,862	137,936	3.88%	7,401,018	158,672	4.31%
Total Loans(1)(3)	7,167,213	138,014	3.88%	7,406,917	158,766	4.31%
Federal Home Loan Bank and other restricted stock	10,884	257	4.73%	21,655	592	5.47%
Total Interest-earning Assets	8,527,887	147,607	3.49%	8,345,947	169,766	4.09%
Noninterest-earning assets	730,117			752,576
Total Assets	$9,258,003			$9,098,523
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$947,295	$452	0.10%	$987,968	$1,991	0.41%
Money market	2,003,569	1,837	0.18%	2,035,124	8,896	0.88%
Savings	1,020,201	221	0.04%	859,171	639	0.15%
Certificates of deposit	1,317,751	3,623	0.55%	1,581,104	13,039	1.66%
Total Interest-bearing Deposits	5,288,816	6,133	0.23%	5,463,367	24,565	0.90%
Securities sold under repurchase agreements	66,254	42	0.13%	58,046	96	0.33%
Short-term borrowings	12,707	12	0.19%	232,319	1,312	1.14%
Long-term borrowings	23,291	232	2.01%	50,809	639	2.53%
Junior subordinated debt securities	64,095	977	3.07%	64,120	1,273	3.99%
Total Borrowings	166,348	1,262	1.53%	405,294	3,320	1.65%
Total Interest-bearing Liabilities	5,455,164	7,396	0.27%	5,868,661	27,885	0.96%
Noninterest-bearing liabilities	2,633,219			2,039,565
Shareholders’ equity	1,169,620			1,190,297
Total Liabilities and Shareholders’ Equity	$9,258,003			$9,098,523
Net Interest Income (1)(2)		$140,211			$141,881
Net Interest Margin (1)(2)			3.31%			3.42%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent for 2021 and 2020.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.

Net interest income on an FTE basis (non-GAAP) decreased $2.1 million and $1.7 million for the three and six months ended June 30, 2021 compared to the same periods in 2020. Net interest income was favorably impacted by PPP loans which contributed $4.1 million and $9.9 million for the three and six months ended June 30, 2021 to interest income. The net interest margin on an FTE basis (non-GAAP) decreased 15 and 11 basis points for the three and six months ended June 30, 2021 compared to the same periods in 2020. PPP loans positively impacted the net interest margin on an FTE basis (non-GAAP) by 2 and 6 basis points for the three and six months ended June 30, 2021.
Interest income on an FTE basis (non-GAAP) decreased $9.2 million and $22.2 million for the three and six months ended June 30, 2021 compared to the same periods in 2020. The decrease in interest income was primarily due to lower short-term interest rates and lower average loan balances compared to the same periods in 2020. Average loan balances decreased $537.6 million and $239.7 million for the three and six months ended June 30, 2021 compared to the same periods in 2020. Average

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PPP loans increased $8.3 million and $231.5 million for the three and six months ended June 30, 2021 compared to the same periods in 2020. These increases were offset by lower loan activity related to the COVID-19 pandemic. The average rate earned on loans decreased 20 and 43 basis points for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to lower short-term interest rates. Average interest-bearing deposits with banks increased $622.4 million and $413.8 million for the three and six months ended June 30, 2021 compared to the same periods in 2020 due to PPP forgiveness, lower loan balances and a significant increase in average deposits as a result of customer PPP loans and stimulus payments along with customers' liquidity preferences. Overall, the FTE rate on interest-earning assets (non-GAAP) decreased 49 and 60 basis points for the three and six months ended June 30, 2021 compared to the same periods in 2020.
Interest expense decreased $7.1 and $20.5 million for the three and six months ended June 30, 2021 compared to the same periods in 2020. The decreases were primarily due to lower short-term interest rates compared to the same periods in 2020. Average interest-bearing deposits decreased $186.4 million and $174.6 million for the three and six months ended June 30, 2021 compared to the same periods in 2020. The average rate paid on interest-bearing deposits decreased 47 and 67 basis points compared to the same periods in 2020 primarily due to lower short-term interest rates. The interest-bearing deposits decreases are favorably offset by $473.8 million and $595.3 million increases in demand deposits for the three and six months ended June 30, 2021. We experienced demand deposit growth due to customer PPP loans and stimulus payments along with customers' liquidity preferences. Brokered deposits decreased $332.6 million and $319.8 million for the three and six months ended June 30, 2021 compared to the same periods in 2020 due to this funding source no longer being needed. Average total borrowings decreased $222.3 million and $238.9 million for the three and six months ended June 30, 2021 compared to the same periods in 2020 due to this funding source no longer being needed. Overall, the cost of interest-bearing liabilities decreased 46 and 69 basis points for the three and six months ended June 30, 2021 compared to the same periods in 2020.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2021 Compared to June 30, 2020			Six Months Ended June 30, 2021 Compared to June 30, 2020
(dollars in thousands)	Volume (4)	Rate (4)	Total	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$126	$15	$141	$1,223	$(1,371)	$(149)
Securities, at fair value(1)(2)	266	(761)	(495)	237	(1,161)	(925)
Loans held for sale	(43)	(1)	(44)	(9)	(8)	(16)
Commercial real estate	(1,447)	(4,240)	(5,687)	(3,261)	(12,383)	(15,643)
Commercial and industrial	(2,777)	1,407	(1,370)	(1,041)	750	(291)
Commercial construction	299	(465)	(166)	1,363	(1,991)	(628)
Total Commercial Loans	(3,925)	(3,298)	(7,223)	(2,938)	(13,623)	(16,562)
Residential mortgage	(1,192)	(54)	(1,245)	(2,167)	10	(2,157)
Home equity	(72)	(239)	(311)	(162)	(1,858)	(2,020)
Installment and other consumer	68	(57)	11	76	(205)	(130)
Consumer construction	6	60	66	67	66	134
Total Consumer Loans	(1,190)	(289)	(1,478)	(2,186)	(1,987)	(4,173)
Total Portfolio Loans	(5,115)	(3,586)	(8,701)	(5,125)	(15,610)	(20,735)
Total Loans (1)(3)	(5,158)	(3,587)	(8,745)	(5,133)	(15,618)	(20,751)
Federal Home Loan Bank and other restricted stock	(86)	20	(66)	(294)	(40)	(334)
Change in Interest Earned on Interest-earning Assets	$(4,851)	$(4,313)	$(9,165)	$(3,968)	$(18,191)	$(22,159)
Interest paid on:
Interest-bearing demand	$(21)	$(358)	$(380)	$(82)	$(1,458)	$(1,540)
Money market	(48)	(1,636)	(1,684)	(138)	(6,921)	(7,059)
Savings	29	(122)	(93)	120	(537)	(418)
Certificates of deposit	(1,016)	(3,404)	(4,420)	(2,172)	(7,244)	(9,416)
Total Interest-bearing Deposits	(1,056)	(5,520)	(6,576)	(2,272)	(16,160)	(18,432)
Securities sold under repurchase agreements	(11)	(25)	(36)	14	(68)	(54)
Short-term borrowings	(167)	—	(167)	(1,240)	(60)	(1,300)
Long-term borrowings	(168)	(30)	(198)	(346)	(61)	(407)
Junior subordinated debt securities	1	(82)	(82)	—	(296)	(296)
Total Borrowings	(346)	(137)	(483)	(1,573)	(484)	(2,057)
Change in Interest Paid on Interest-bearing Liabilities	(1,401)	(5,657)	$(7,058)	(3,845)	(16,644)	(20,489)
Change in Net Interest Income	$(3,450)	$1,344	$(2,106)	$(123)	$(1,546)	$(1,670)
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

Provision for Credit Losses
The provision for credit losses, which includes a provision for losses on loans and on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. The provision for credit losses decreased $84.2 million and $101.1 million to $2.6 million and $5.7 million for the three and six months ended June 30, 2021 compared to $86.8 million and $106.8 million for the same periods in 2020. The provision for credit losses included $0.6 million and $0.4 million for the reserve for unfunded commitments for the three and six months ended June 30, 2021.
The significant decrease in the provision for credit losses during the three and six months ended June 30, 2021 was mainly due to the customer fraud in 2020 discussed below and an improved economic forecast in 2021 compared to 2020. Our economic forecast covers a period of two years and is driven primarily by national unemployment data. The forecasted national unemployment rate improved at June 30, 2021 compared to the same time in 2020.
For the three and six months ended June 30, 2021, we had net charge-offs of $7.4 million and $13.3 million compared to $68.1 million and $79.2 million for the same periods in 2020. The most significant charge-off for the three and six months

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ended June 30, 2021 was a $4.9 million charge-off related to a CRE relationship. Our policy is to obtain appraisals annually on loans individually assessed for impairment. The $4.9 million charge-off was a result of the receipt of the annual appraisal which evidenced a deterioration in the value of the collateral at June 30, 2021.
During the three months ended June 30, 2020, we recognized a charge-off of $58.7 million related to a customer fraud from a check kiting scheme. We continue to pursue all available resources of recovery to mitigate the loss. The customer also had a lending relationship of $15.1 million that had a $4.2 million charge-off during the three months ended June 30, 2020. We received a recovery of $0.9 million on the lending relationship during the three months ended June 30, 2021.
Nonperforming loans increased $22.5 million to $112.6 million at June 30, 2021 compared to $90.1 million at June 30, 2020. The increase in nonperforming loans primarily related to the addition of $48.7 million of hotel loans which moved to nonperforming during the fourth quarter of 2020 as a result of continued deterioration due to the pandemic. The increase was partially offset by the $4.9 million charge-off of the CRE relationship mentioned above and payoffs of three commercial relationships totaling approximately $12.6 million, all of which occurred during the three months ended June 30, 2021.

Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net gain on sale of securities	$29	$142	$(113)	(79.6)	$29	$142	$(113)	(79.6)
Debit and credit card	4,744	3,612	1,132	31.3%	8,906	7,093	1,813	25.6%
Mortgage banking	1,734	2,623	(889)	(33.9)%	6,044	3,859	2,185	56.6%
Service charges on deposit accounts	3,642	2,805	837	29.8%	7,116	6,821	295	4.3%
Wealth management	3,167	2,586	581	22.4%	6,111	4,949	1,162	23.5%
Commercial loan swap income	299	945	(646)	(68.4)%	393	3,429	(3,036)	(88.5)%
Other	1,809	2,511	(702)	(28.0)%	4,062	1,334	2,728	204.5%
Total Noninterest Income	$15,424	$15,224	$200	1.3%	$32,661	$27,627	$5,034	18.2%
Noninterest income increased $0.2 million and $5.0 million for the three and six months ended June 30, 2021 compared to the same periods in 2020. Debit and credit card income increased $1.1 million and $1.8 million for the three and six months ended June 30, 2021 due to increased activity related to the improving economic environment. Service charges on deposit accounts increased $0.8 million and $0.3 million due to fee changes and the improving economic environment. Wealth management income increased $0.6 million and $1.2 million due to higher assets under management from market appreciation and an increase in customer activity. Mortgage banking decreased $0.9 million and increased $2.2 million for the three and six months ended June 30, 2021 due to changes in the valuation of the mortgage derivative and mortgage servicing rights compared to the same periods in 2020. Other income decreased $0.7 million for the three months ended June 30, 2021 and increased $2.7 million for the six months ended June 30, 2021 due to changes in the valuation of our deferred compensation plan, which has a corresponding offset in salaries and employee benefits expense resulting in no impact to net income, and the change in value in the equity securities portfolio compared to the same periods in 2020. Commercial loan swap income decreased $0.6 million and $3.0 million for the three and six months ended June 30, 2021 as activity was significant in the first half of 2020, but activity has declined due to the pandemic and the interest rate environment.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Salaries and employee benefits(1)	$24,515	$21,419	$3,096	14.5%	$47,842	$42,754	$5,088	11.9%
Data processing and information technology(1)	3,787	3,585	202	5.6%	8,012	7,453	559	7.5%
Occupancy(1)	3,434	3,437	(3)	(0.1)%	7,261	7,202	59	0.8%
Furniture, equipment and software(1)	2,402	3,006	(604)	(20.1)%	5,042	5,525	(483)	(8.7)%
Professional services and legal(1)	1,637	1,932	(295)	(15.3)%	3,168	2,980	188	6.3%
FDIC insurance	924	1,048	(124)	(11.8)%	1,970	1,818	152	8.4%
Marketing(1)	996	979	17	1.7%	2,318	2,090	228	10.9%
Other taxes	1,832	1,604	228	14.2%	3,268	3,205	63	2.0%
Merger related expenses	—	—	—	—%	—	2,342	(2,342)	(100.0)%
Other(1)	6,302	6,468	(166)	(2.6)%	12,528	14,500	(1,972)	(13.6)%
Total Noninterest Expense	$45,829	$43,478	$2,351	5.4%	$91,409	$89,869	$1,540	1.7%
(1) Excludes merger related expenses for 2020 amounts only

Noninterest expense increased $2.4 million to $45.8 million for the three months ended June 30, 2021 and increased $1.5 million to $91.4 million for the six months ended June 30, 2021 compared to the same periods in 2020. Salaries and employee benefits increased $3.1 million and $5.1 million for the three and six months ended June 30, 2021 due to higher deferred origination costs related to PPP loans in 2020, higher payroll incentives and restricted stock expense, a change in the valuation related to a deferred compensation plan, which has a corresponding offset in other noninterest income resulting in no impact to net income, and higher pension expense due to an increase in retirees electing lump-sum distributions causing settlement accounting and higher medical expenses. Professional services and legal expenses decreased $0.3 million for the three months ended June 30, 2021 and increased $0.2 million for the six months ended June 30, 2021 mainly due to lower legal expense for both periods and higher consulting expense for the six-month period. Other noninterest expense decreased during the six months ended June 30, 2021 due to lower amortization related to our qualified affordable housing projects and core deposit intangible asset compared to the same period in 2020. Total merger related expenses of $2.3 million for the six months ended June 30, 2020 included $1.4 million of salaries and employee benefits, $0.4 million for data processing, $0.2 million for professional services and $0.3 million in various other expenses.
Provision for Income Taxes

The provision for income taxes increased $18.8 million and $23.3 million to $7.0 million and $14.2 million for the three and six months ended June 30, 2021 compared to the same periods in 2020. The increase in income tax expense was primarily due to the tax benefit from the net loss noted above during the same periods in 2020. Our effective tax rate was 19.7 percent and 19.1 percent for the three and six months ended June 30, 2021 compared to 26.3 percent and 31.3 percent for the same period in 2020. The change in our effective tax rate for the three and six months ended June 30, 2021 was primarily due to the increases in pretax income compared to pretax losses in 2020.
Financial Condition as of June 30, 2021
Total assets increased $527.9 million to $9.5 billion at June 30, 2021 compared to $9.0 billion at December 31, 2020. Cash and due from banks increased $755.6 million to $985.3 million at June 30, 2021 compared to December 31, 2020 due to PPP forgiveness and a significant increase in deposits as a result of government stimulus programs, a second round of PPP loans and our customers' liquidity preferences. Total portfolio loans decreased $218.5 million to $7.0 billion at June 30, 2021 compared to December 31, 2020. The commercial loan portfolio decreased $174.7 million compared to December 31, 2020. C&I loans decreased $180.1 million which mainly related to a net decline in PPP loans of $128.9 million since December 31, 2020. The consumer loan portfolio decreased $43.8 million with decreases in residential mortgage of $59.1 million and consumer construction of $4.5 million offset by increases in home equity of $12.5 million and other consumer of $7.3 million. Excluding the PPP loans, portfolio loans decreased $89.6 million compared to December 31, 2020 due to decreased activity related to the COVID-19 pandemic.
Securities increased $66.7 million to $840.4 million at June 30, 2021 from $773.7 million at December 31, 2020. The increase in securities is primarily due to an increase in overall investing activities. The bond portfolio had a net unrealized gain of $24.0 million at June 30, 2021 compared to $33.4 million at December 31, 2020 due to rising interest rates during the first six months of 2021.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our deposits increased $594.7 million with total deposits of $8.0 billion at June 30, 2021 compared to $7.4 billion at December 31, 2020. Customer deposits increased $658.0 million from December 31, 2020. The increase in customer deposits is primarily related to government stimulus programs, PPP and our customers' liquidity preferences. Total brokered deposits decreased $63.2 million from December 31, 2020 due to a reduced need for wholesale funding due to strong customer deposit growth.
Total borrowings decreased $72.3 million to $155.7 million at June 30, 2021 compared to $227.9 million at December 31, 2020 due to increased customer deposits. The decrease in borrowings primarily related to a decline in short-term borrowings of $75.0 million compared to December 31, 2020.
Total shareholders’ equity increased by $34.0 million to $1.2 billion at both June 30, 2021 and December 31, 2020. The increase was primarily due to net income of $60.3 million offset partially by dividends of $22.0 million and a decrease in other comprehensive income of $5.4 million. The $5.4 million decrease in other comprehensive income was due to a $7.4 million decrease in unrealized gains on our available-for-sale investment securities and a $2.0 million change in the funded status of our employee benefit plans, net of taxes.
Securities Activity

(dollars in thousands)	June 30, 2021	December 31, 2020	$ Change
U.S. Treasury securities	$74,804	$10,282	$64,522
Obligations of U.S. government corporations and agencies	81,624	82,904	(1,280)
Collateralized mortgage obligations of U.S. government corporations and agencies	201,350	209,296	(7,946)
Residential mortgage-backed securities of U.S. government corporations and agencies	63,859	67,778	(3,919)
Commercial mortgage-backed securities of U.S. government corporations and agencies	325,303	273,681	51,622
Corporate obligations	499	2,025	(1,526)
Obligations of states and political subdivisions	91,840	124,427	(32,587)
Available-for-Sale Debt Securities	839,279	770,393	68,886
Marketable equity securities	1,096	3,300	(2,204)
Total Securities	$840,375	$773,693	$66,682
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities increased $66.7 million to $840.4 million at June 30, 2021 from $773.7 million at December 31, 2020. The increase in securities is primarily due to an increase in overall investing activities.
At June 30, 2021 our bond portfolio was in a net unrealized gain position of $24.0 million compared to a net unrealized gain position of $33.4 million at December 31, 2020. At June 30, 2021 total gross unrealized gains in the bond portfolio were $25.5 million offset by gross unrealized losses of $1.5 million compared to December 31, 2020, when total gross unrealized gains were $33.5 million offset by gross unrealized losses of $0.1 million. The decrease in the net unrealized gain position was primarily due to an increase in interest rates from December 31, 2020 to June 30, 2021.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Loan Composition

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$3,246,533	46.3%	$3,244,974	44.9%
Commercial and industrial	1,774,358	25.4%	1,954,453	27.0%
Commercial construction	478,153	6.8%	474,280	6.6%
Total Commercial Loans	5,499,044	78.5%	5,673,707	78.5%
Consumer
Consumer real estate	1,420,097	20.2%	1,471,238	20.4%
Other consumer	88,210	1.3%	80,915	1.1%
Total Consumer Loans	1,508,307	21.5%	1,552,153	21.5%
Total Portfolio Loans	7,007,351	100.0%	7,225,860	100.0%
Loans held for sale	7,648		18,528
Total Loans	$7,014,999		$7,244,388
The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower’s industry or the overall economic climate can significantly impact the borrower’s ability to pay. As of June 30, 2021, 71 percent of our total loans are variable rate loans and 29 percent are fixed rate loans. Total portfolio loans decreased $218.5 million to $7.0 billion at June 30, 2021 compared to December 31, 2020. Excluding the PPP loans, portfolio loans decreased $89.6 million compared to December 31, 2020 due to decreased activity related to the COVID-19 pandemic.
Commercial loans, including CRE, C&I and commercial construction, comprised 78.5 percent of total portfolio loans at June 30, 2021 and December 31, 2020 The commercial loan portfolio decreased $174.7 million at June 30, 2021 compared to December 31, 2020. C&I loans decreased $180.1 million at June 30, 2021 which mainly related to a net PPP decline of $128.9 million since December 31, 2020.
As of June 30, 2021, we had $336.1 million of PPP loans included in C&I. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00 percent and a term of two years, or five years for loans approved by the SBA on or after June 5, 2020. Payments are deferred for the first six months of the loan. The loans are 100 percent guaranteed by the SBA. The SBA pays us a processing fee ranging from 1 percent to 5 percent based on the size of the loan.
Consumer loans represent 21.5 percent of our total portfolio loans at June 30, 2021 and December 31, 2020. The consumer loan portfolio decreased $43.8 million at June 30, 2021 with decreases in residential mortgage of $59.1 million and consumer construction of $4.5 million offset by increases in home equity of $12.5 million and other consumer of $7.3 million.

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
The following table presents activity in the ACL for the periods presented:

	Six Months Ended June 30, 2021
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$65,656	$16,100	$7,239	$15,917	$10,014	$2,686	$117,612
Provision for credit losses on loans(1)	4,933	2,953	(1,337)	(46)	(1,254)	61	5,308
Charge-offs	(8,369)	(4,774)	—	(1,327)	(347)	(453)	(15,270)
Recoveries	965	148	3	213	234	423	1,985
Net (Charge-offs)/Recoveries	(7,403)	(4,627)	3	(1,115)	(113)	(30)	(13,285)
Balance at End of Period	$63,186	$14,426	$5,905	$14,756	$8,647	$2,717	$109,636
(1) Excludes unfunded commitments

	June 30, 2021		December 31, 2020
Ratio of net charge-offs to average loans outstanding	0.37%	*	0.61%
Allowance for credit losses as a percentage of total portfolio loans	1.56%		1.63%
Allowance for loan losses as a percentage of total portfolio loans - excluding PPP loans	1.64%		1.74%
Allowance for credit losses to nonperforming loans	97%		80%
* Annualized
The ACL decreased $8.0 million to $109.6 million at June 30, 2021 compared to $117.6 million at December 31, 2020. Our total qualitative reserve decreased $5.1 million for the period ended June 30, 2021 compared to December 31, 2020 due to improved economic trends and forecast. Specific reserves on loans individually assessed decreased $7.0 million from December 31, 2020 primarily due to $6.9 million of charge-offs.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The ACL as a percentage of total portfolio loans decreased 7 basis points to 1.56 percent at June 30, 2021 compared to 1.63 percent at December 31, 2020. The ACL excluding PPP loans as a percentage of total portfolio loans was 1.64 percent as of June 30, 2021 compared to 1.74 percent at December 31, 2020.
Net loan charge-offs were $7.4 million, or 0.43 percent of average loans and $13.3 million, or 0.37 percent of average loans for the three and six months ended June 30, 2021. The most significant charge-off for the three and six months ending June 30, 2021 was a $4.9 million charge-off related to a CRE relationship. Our policy is to obtain appraisals annually on loans individually assessed for impairment. The $4.9 million charge-off was a result of the receipt of the annual appraisal which evidenced a deterioration in the value of the collateral at June 30, 2021.
Substandard loans decreased $11.7 million to $275.4 million at June 30, 2021 compared to $287.1 million at December 31, 2020 and special mention loans decreased $10.2 million to $259.7 million at June 30, 2021 compared to $269.9 million at December 31, 2020. The decrease in substandard loans was primarily due to the payoffs of two CRE relationships of $5.3 million and $4.5 million and the above noted charge-off of a $4.9 million CRE relationship. The decrease in special mention loans was primarily due to the downgrade of a $11.9 million CRE relationship from special mention to substandard due to declining revenue that led to cash flow shortfalls.
Troubled debt restructurings, or TDRs, decreased $11.8 million to $34.9 million at June 30, 2021 compared to $46.7 million at December 31, 2020. The decrease in TDRs was primarily due to payoffs of $4.5 million and $3.7 million CRE relationships and a charge-off of a $4.9 million CRE relationship. Total TDRs of $34.9 million at June 30, 2021 included $14.3 million, or 41.0 percent, that were accruing and $20.6 million, or 59.0 percent, that were not accruing.
Our allowance for credit losses on unfunded commercial lending commitments and letters of credit provide for the risk of expected loss in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on our Condensed Consolidated Statements of Comprehensive Income. The allowance for unfunded loan commitments was $4.9 million at June 30, 2021 compared to $4.5 million at December 31, 2020. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(dollars in thousands)	June 30, 2021	December 31, 2020	$ Change
Nonperforming Loans
Commercial real estate	$73,652	$84,416	$(10,764)
Commercial and industrial	1,015	7,100	(6,085)
Commercial construction	385	384	1
Business banking	9,557	16,692	(7,135)
Consumer real estate	7,239	8,798	(1,559)
Other Consumer	121	96	25
Total Nonperforming Loans	91,969	117,486	(25,517)
Nonperforming Troubled Debt Restructurings
Commercial real estate	6,415	16,654	(10,239)
Commercial and industrial	11,183	9,885	1,298
Commercial construction	—	—	—
Business banking	1,508	430	1,078
Consumer real estate	1,544	2,319	(775)
Other Consumer	—	—	—
Total Nonperforming Troubled Debt Restructurings	20,650	29,288	(8,638)
Total Nonperforming Loans	112,619	146,774	(34,155)
OREO	1,145	2,155	(1,010)
Total Nonperforming Assets	$113,764	$148,929	$(35,165)
Asset Quality Ratios:
Nonperforming loans as a percent of total portfolio loans	1.61%	2.03%
Nonperforming assets as a percent of total portfolio loans plus OREO	1.62%	2.06%

Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past the contractual due date. Nonperforming loans decreased $34.2 million to $112.6 million at June 30, 2021 compared to $146.8 million at December 31, 2020. The significant decrease in nonperforming loans primarily related to the payoff of three CRE relationships totaling $14.4 million and charge- offs of a $4.9 million CRE relationship and a $3.9 million C&I relationship during the six months ended June 30, 2021.

Deposits

(dollars in thousands)	June 30, 2021	December 31, 2020	$ Change
Customer Deposits
Noninterest-bearing demand	$2,668,833	$2,261,994	$406,839
Interest-bearing demand	979,300	864,510	114,790
Money market	2,047,254	1,887,051	160,203
Savings	1,050,256	969,508	80,748
Certificates of deposit	1,264,621	1,369,239	(104,618)
Total Customer Deposits	8,010,264	7,352,302	657,962
Brokered Deposits
Interest-bearing demand	—	—	—
Money market	—	50,012	(50,012)
Certificates of deposit	5,000	18,224	(13,224)
Total Brokered Deposits	5,000	68,236	(63,236)
Total Deposits	$8,015,264	$7,420,538	$594,726

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits at June 30, 2021 increased $594.7 million, or 8.0 percent, from December 31, 2020. Total customer deposits increased $658.0 million from December 31, 2020. The increase in customer deposits is primarily related to government stimulus programs, PPP and our customers’ liquidity preferences. Total brokered deposits decreased $63.2 million from December 31, 2020 due to a reduced need for this funding given the customer deposit growth. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
Borrowings

(dollars in thousands)	June 30, 2021	December 31, 2020	$ Change
Securities sold under repurchase agreements	$68,587	$65,163	$3,424
Short-term borrowings	—	75,000	(75,000)
Long-term borrowings	22,969	23,681	(712)
Junior subordinated debt securities	64,112	64,083	29
Total Borrowings	$155,668	$227,927	$(72,259)

Borrowings are an additional source of funding for us. Total borrowings decreased $72.3 million, or 31.7 percent, compared to December 31, 2020 due to increased customer deposits. Total short-term borrowings decreased $75.0 million, compared to December 31, 2020.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information pertaining to short-term borrowings is summarized in the tables below for the six months ended June 30, 2021 and for the twelve months ended December 31, 2020.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	June 30, 2021	December 31, 2020
Balance at the period end	$68,587	$65,163
Average balance during the period	$66,254	$57,673
Average interest rate during the period	0.13%	0.29%
Maximum month-end balance during the period	$68,863	$92,159
Average interest rate at the period end	0.10%	0.25%

	Short-Term Borrowings
(dollars in thousands)	June 30, 2021	December 31, 2020
Balance at the period end	$—	$75,000
Average balance during the period	$12,707	$155,753
Average interest rate during the period	0.19%	0.92%
Maximum month-end balance during the period	$25,000	$410,240
Average interest rate at the period end	- %	0.19%
Information pertaining to long-term borrowings is summarized in the tables below for the six months ended June 30, 2021 and for the twelve months ended December 31, 2020.

	Long-Term Borrowings
(dollars in thousands)	June 30, 2021	December 31, 2020
Balance at the period end	$22,969	$23,681
Average balance during the period	$23,291	$47,953
Average interest rate during the period	2.01%	2.50%
Maximum month-end balance during the period	$23,549	$50,635
Average interest rate at the period end	1.98%	2.03%

	Junior Subordinated Debt Securities
(dollars in thousands)	June 30, 2021	December 31, 2020
Balance at the period end	$64,112	$64,083
Average balance during the period	$64,095	$64,092
Average interest rate during the period	3.07%	3.57%
Maximum month-end balance during the period	$64,112	$64,848
Average interest rate at the period end	2.92%	3.01%

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
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate, and high. At June 30, 2021, we had $1.4 billion in highly liquid assets, which consisted of $897.5 million in interest-bearing deposits with banks, $459.3 million in unpledged securities and $7.6 million in loans held for sale. This resulted in a highly liquid assets to total assets ratio of 14.4 percent at June 30, 2021. Also, at June 30, 2021, we had remaining borrowing availability of $2.5 billion with the FHLB of Pittsburgh. Refer to the "Financial Condition- Borrowings" section of this MD&A for more details.
The following table summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	June 30, 2021		December 31, 2020
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$863,498	9.52%	$825,515	9.43%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	834,498	11.98%	796,515	11.33%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	863,498	12.40%	825,515	11.74%
Total capital to risk-weighted assets	8.00%	10.00%	975,029	14.00%	944,686	13.44%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$845,521	9.33%	$810,636	9.27%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	845,521	12.16%	810,636	11.55%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	845,521	12.16%	810,636	11.55%
Total capital to risk-weighted assets	8.00%	10.00%	951,203	13.67%	922,007	13.14%

On March 27, 2020, the regulators issued interim final rule, or IFR, “Regulatory Capital Rule: Revised Transition of the Current Expected Credit Losses Methodology for Allowances” in response to the disrupted economic activity due to the COVID-19 pandemic. The IFR provides financial institutions that adopted CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five-year transition”). We adopted CECL effective January 1, 2020 and elected to implement the five-year transition.
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of June 30, 2021, we had not issued any securities pursuant to this shelf registration statement.
S&T is monitoring and will continue to monitor the impact of the pandemic and has taken and will continue to take steps to mitigate the potential risks and impact on our liquidity and capital resources. Due to the economic uncertainty, we are taking a prudent approach to capital management.

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
The table below reflects the rate shock analyses results for the 1-12 and 13-24 month periods of pretax net interest income and EVE.

	June 30, 2021			December 31, 2020
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	29.3%	36.5%	26.3%	15.8%	28.5%	28.5%
300	21.8	27.3	26.8	11.7	21.3	29.0
200	14.4	18.5	23.9	7.7	14.3	25.6
100	6.4	8.8	14.4	4.4	8.0	17.7
-100	(3.8)	(7.5)	(28.1)	(2.8)	(5.7)	(28.2)
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
Our rate shock analyses show an improvement in the percentage change in pretax net interest income in the rates up scenarios and a decline in the rates down scenarios when comparing June 30, 2021 to December 31, 2020. We have become more asset sensitive due to our increased balances at the Federal Reserve. Our EVE analyses show a decline in the percentage change in EVE in the rates up scenarios and an improvement in the rates down scenario when comparing June 30, 2021 to December 31, 2020. The EVE decline is due to the impact of a steepened yield curve on the value of non-maturity deposits.
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

S&T BANCORP, INC. AND SUBSIDIARIES

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Interim Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of June 30, 2021. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2021, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes to the risk factors that we have previously disclosed in Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021 other than the risks described below.
Risks Related to Our Business Strategy
Our future performance will depend, in part, on the successful transition of our new CEO.
On October 2, 2020, we announced that Todd D. Brice will retire as Chief Executive Officer of S&T and S&T Bank, and as a member of the Boards of Directors of S&T and S&T Bank, effective March 31, 2021. On July 12, 2021 we announced that Christopher J. McComish will be appointed Chief Executive Officer (CEO) of S&T and S&T Bank, effective August 23, 2021 (the “Effective Date”) and will also be appointed to the Boards of Directors of S&T and S&T Bank on the Effective Date. From and following the Effective Date, David G. Antolik, who has served as Interim Chief Executive Officer since April 2021, will continue as President of S&T and S&T Bank and as a member of the Boards of Directors of S&T and S&T Bank. Our future performance will depend, in part, on the successful transition of our new CEO. This transition may be disruptive to our business, and if we are unable to execute an orderly transition and successfully integrate our new CEO into our management team, our revenue, results of operations, and financial condition may be adversely affected. Further, if our new CEO formulates different or changed views, the future strategy and plans of S&T may differ materially from those of the past.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table is a summary of our purchases of common stock during the second quarter of 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Approximate dollar value of shares that may yet be purchased under the plan
				$37,441,683
04/01/2021 - 04/30/2021	—	$—	—	37,441,683

05/01/2021 - 05/31/2021	—	—	—	37,441,683

06/01/2021 - 06/30/2021	—	—	—	37,441,683
Total	—	$—	—	$37,441,683
(1) On March 15, 2021, our Board of Directors authorized an extension of the $50 million share repurchase plan, which was set to expire March 31, 2021. This authorization extended the expiration date of the repurchase plan through March 31, 2022. The plan permits S&T to repurchase from time to time up to the previously authorized $50 million in aggregate value of shares of S&T's common stock, with $37.4 million of capacity remaining at June 30, 2021, through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and S&T's financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund repurchases from cash on hand and internally generated funds. Share repurchases will not occur unless permissible under applicable laws.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None
Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated June 5, 2019, by and between DNB Financial Corporation and S&T Bancorp, Inc. Filed as Exhibit 2.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on June 5, 2019, and incorporated herein by reference.
3.1	Amended and Restated Articles of Incorporation of S&T Bancorp, Inc.	Filed herewith
10.1	S&T Bancorp, Inc. 2021 Incentive Plan.* Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on May 20, 2021, and incorporated herein by reference.
10.2	Severance and General Release Agreement, by and between Ernest J. Draganza and S&T Bancorp, Inc.* Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on June 3, 2021, and incorporated herein by reference.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith
32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)
* Management Contract or Compensatory Plan or Arrangement

S&T BANCORP, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

August 4, 2021	/s Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)