Form 10-Q
period 2021-09-30
S&T BANCORP INC
filed 2021-11-04
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Common Stock, $2.50 Par Value - 39,350,383 shares as of October 31, 2021

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020
( in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $856,105 and $158,903 at September 30, 2021 and December 31, 2020	$934,377	$229,666
Securities, at fair value	870,121	773,693
Loans held for sale	4,303	18,528
Portfolio loans, net of unearned income	6,970,087	7,225,860
Allowance for credit losses on loans	(108,348)	(117,612)
Portfolio loans, net	6,861,739	7,108,248
Bank owned life insurance	83,259	82,303
Premises and equipment, net	52,727	55,614
Federal Home Loan Bank and other restricted stock, at cost	9,893	13,030
Goodwill	373,424	373,424
Other intangible assets, net	7,334	8,675
Other assets	238,877	304,716
Total Assets	$9,436,054	$8,967,897
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,652,314	$2,261,994
Interest-bearing demand	971,321	864,510
Money market	2,045,320	1,937,063
Savings	1,074,896	969,508
Certificates of deposit	1,201,268	1,387,463
Total Deposits	7,945,119	7,420,538
Securities sold under repurchase agreements	72,586	65,163
Short-term borrowings	—	75,000
Long-term borrowings	22,693	23,681
Junior subordinated debt securities	64,128	64,083
Other liabilities	129,847	164,721
Total Liabilities	8,234,373	7,813,186
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at September 30, 2021 and December 31, 2020 Outstanding—39,367,847 shares at September 30, 2021 and 39,298,007 shares at December 31, 2020	103,623	103,623
Additional paid-in capital	403,028	400,668
Retained earnings	762,374	710,061
Accumulated other comprehensive (loss) income	(1,029)	8,971
Treasury stock — 2,081,597 shares at September 30, 2021 and 2,151,437 shares at December 31, 2020, at cost	(66,315)	(68,612)
Total Shareholders’ Equity	1,201,681	1,154,711
Total Liabilities and Shareholders’ Equity	$9,436,054	$8,967,897

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME
Loans, including fees	$66,914	$72,263	$204,088	$229,812
Investment Securities:
Taxable	4,176	3,473	11,532	11,547
Tax-exempt	595	885	2,098	2,646
Dividends	84	227	409	911
Total Interest and Dividend Income	71,769	76,848	218,127	244,916
INTEREST EXPENSE
Deposits	2,439	6,626	8,572	31,191
Borrowings and junior subordinated debt securities	619	946	1,881	4,265
Total Interest Expense	3,058	7,572	10,453	35,456
NET INTEREST INCOME	68,711	69,276	207,674	209,460
Provision for credit losses	(3,388)	(17,485)	(9,087)	(124,294)
Net Interest Income After Provision for Credit Losses	65,323	51,791	198,587	85,166
NONINTEREST INCOME
Net gain on sale of securities	—	—	29	142
Debit and credit card	4,579	4,171	13,486	11,264
Service charges on deposit accounts	3,923	3,303	11,039	10,124
Wealth management	3,464	2,522	9,576	7,471
Mortgage banking	2,162	3,964	8,206	7,823
Commercial loan swap income	184	499	577	3,928
Other	1,534	2,024	5,595	3,358
Total Noninterest Income	15,846	16,483	48,507	44,110
NONINTEREST EXPENSE
Salaries and employee benefits	25,228	24,571	73,070	67,326
Data processing and information technology	4,001	4,218	12,012	11,671
Occupancy	3,660	3,441	10,921	10,643
Furniture, equipment and software	2,745	2,440	7,787	7,965
Other taxes	1,830	1,612	5,098	4,816
Professional services and legal	1,550	1,911	4,718	4,890
Marketing	890	1,793	3,208	3,883
FDIC insurance	1,210	1,900	3,180	3,718
Merger related expenses	—	—	—	2,342
Other	6,127	6,360	18,656	20,861
Total Noninterest Expense	47,241	48,246	138,650	138,115
Income (Loss) Before Taxes	33,928	20,028	108,444	(8,839)
Income tax expense (benefit)	6,330	3,323	20,578	(5,703)
Net Income (Loss)	$27,598	$16,705	$87,866	$(3,136)
Earnings per share—basic	$0.71	$0.43	$2.25	$(0.08)
Earnings per share—diluted	$0.70	$0.43	$2.24	$(0.08)
Dividends declared per share	$0.28	$0.28	$0.84	$0.84
Comprehensive Income	$22,964	$16,926	$77,866	$17,967
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	For the three months ended September 30, 2020
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at June 30, 2020	$103,623	$400,417	$692,240	$9,232	$(69,735)	$1,135,777
Net income for the three months ended September 30, 2020	—	—	16,705	—	—	16,705
Other comprehensive income, net of tax	—	—	—	221	—	221
Cash dividends declared ($0.28 per share)	—	—	(10,960)	—	—	(10,960)
Forfeitures of restricted stock awards 11,822 shares	—	—	366	—	(366)	—
Recognition of restricted stock compensation expense	—	372	—	—	—	372
Balance at September 30, 2020	$103,623	$400,789	$698,351	$9,453	$(70,101)	$1,142,115
See Notes to Consolidated Financial Statements
	For the three months ended September 30, 2021
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at June 30, 2021	$103,623	$402,053	$746,472	$3,605	$(67,020)	$1,188,733
Net income for the three months ended September 30, 2021	—	—	27,598	—	—	27,598
Other comprehensive loss, net of tax	—	—	—	(4,634)	—	(4,634)
Cash dividends declared ($0.28 per share)	—	—	(10,991)	—	—	(10,991)
Treasury stock issued for restricted stock awards of 25,459 shares, net of forfeitures of 3,331	—	—	(705)	—	705	—
Recognition of restricted stock compensation expense	—	975	—	—	—	975
Balance at September 30, 2021	$103,623	$403,028	$762,374	$(1,029)	$(66,315)	$1,201,681
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Nine months ended September 30, 2020
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at January 1, 2020	$103,623	$399,944	$761,083	$(11,670)	$(60,982)	$1,191,998
Net loss for the nine months ended September 30, 2020	—	—	(3,136)	—	—	(3,136)
Other comprehensive income, net of tax	—	—	—	21,123	—	21,123
Adoption of accounting standard - credit losses	—	—	(22,590)	—	—	(22,590)
Cash dividends declared ($0.84 per share)	—	—	(32,972)	—	—	(32,972)
Treasury stock issued for restricted stock awards (147,034 shares, net of forfeitures of 44,270 shares)	—	—	(4,034)	—	3,440	(594)
Repurchase of common stock (411,430 shares)	—	—	—	—	(12,559)	(12,559)
Recognition of restricted stock compensation expense	—	845	—	—	—	845
Balance at September 30, 2020	$103,623	$400,789	$698,351	$9,453	$(70,101)	$1,142,115

	Nine months ended September 30, 2021
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2021	$103,623	$400,668	$710,061	$8,971	$(68,612)	$1,154,711
Net income for the nine months ended September 30, 2021	—	—	87,866	—	—	87,866
Other comprehensive loss, net of tax	—	—	—	(10,000)	—	(10,000)
Cash dividends declared ($0.84 per share)	—	—	(32,954)	—	—	(32,954)
Treasury stock issued for restricted stock awards (125,170 shares, net of forfeitures of 55,330 shares)	—	—	(2,599)	—	2,297	(302)
Recognition of restricted stock compensation expense	—	2,360	—	—	—	2,360
Balance at September 30, 2021	$103,623	$403,028	$762,374	$(1,029)	$(66,315)	$1,201,681
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020
Net Cash Provided by (Used in) Operating Activities	$171,740	$(3,002)

INVESTING ACTIVITIES
Purchases of securities	(226,971)	(90,348)
Proceeds from maturities, prepayments and calls of securities	109,499	176,103
Proceeds from sales of securities	1,917	1,349
Net proceeds from sales of Federal Home Loan Bank stock	3,137	7,200
Net decrease (increase) in loans	220,854	(350,884)
Proceeds from sale of portfolio loans	3,438	—
Purchases of premises and equipment	(2,110)	(4,356)
Proceeds from the sale of premises and equipment	14	15
Proceeds from life insurance settlement	353	—
Net Cash Provided by (Used in) Investing Activities	110,131	(260,921)
FINANCING ACTIVITIES
Net increase in core deposits	710,776	746,580
Net decrease in certificates of deposit	(186,115)	(148,573)
Net increase in securities sold under repurchase agreements	7,423	22,818
Net decrease in short-term borrowings	(75,000)	(198,319)
Repayments on long-term borrowings	(988)	(1,792)
Treasury shares issued-net	(302)	(594)
Cash dividends paid to common shareholders	(32,954)	(32,972)
Repurchase of common stock	—	(12,559)
Net Cash Provided by Financing Activities	422,840	374,589
Net increase in cash and cash equivalents	704,711	110,666
Cash and cash equivalents at beginning of period	229,666	197,823
Cash and Cash Equivalents at End of Period	$934,377	$308,489
Supplemental Disclosures
Loans transferred to held for sale	$4,467	$—
Interest paid	$12,200	$37,437
Income taxes paid, net of refunds	$19,183	$6,210
Transfers of loans to other real estate owned	$12,392	$631
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

Amendments to certain SEC paragraphs from the Codification in response to issuance of SEC Final Rules (Topics 205 and 946)
In August 2021, the FASB issued ASU No. 2021-06, which amends certain SEC paragraphs from the Codification in response to the issuance of SEC Final Rule Nos. 33-10786, Amendments to Financial Disclosures About Acquired and Disposed Businesses, and 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. We adopted this ASU in August 2021. The amendments in this ASU did not impact our consolidated financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Accounting Standards Issued Not Yet Adopted
Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. Modified contracts that meet certain scope guidance are eligible for relief from the modification accounting requirements in GAAP. The optional guidance generally allows for the modified contract to be accounted for as a continuation of the existing contract and does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022. We have established a committee to guide our transition from LIBOR and have begun efforts to transition to alternative rates consistent with industry timelines. We have identified products that utilize LIBOR and are revising fallback language to facilitate the transition to alternative reference rates. ASU 2020-04 is not expected to have a material impact on our consolidated financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 2. EARNINGS PER SHARE
Diluted earnings per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted earnings per share. For the three and nine months ended September 30, 2021 and 2020, diluted EPS was reported using the two-class method. The following table reconciles the numerators and denominators of basic and diluted earnings per share calculations for the periods presented.

	Three Months Ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Numerator for Earnings per Share—Basic:
Net income (loss)	$27,598	$16,705	$87,866	$(3,136)
Less: Income allocated to participating shares	125	52	408	—
Net Income Allocated to Shareholders	$27,473	$16,653	$87,458	$(3,136)

Numerator for Earnings per Share—Diluted:
Net income (loss)	$27,598	$16,705	$87,866	$(3,136)
Net Income Available to Shareholders	$27,598	$16,705	$87,866	$(3,136)

Denominators for Earnings per Share:
Weighted Average Shares Outstanding—Basic	39,060,616	39,020,811	39,044,412	39,101,309
Add: Potentially dilutive shares	86,157	20,656	89,194	—
Denominator for Treasury Stock Method—Diluted	39,146,773	39,041,467	39,133,606	39,101,309

Weighted Average Shares Outstanding—Basic	39,060,616	39,020,811	39,044,412	39,101,309
Add: Average participating shares outstanding	1,464	—	458	—
Denominator for Two-Class Method—Diluted	39,062,080	39,020,811	39,044,870	39,101,309

Earnings (loss) per share—basic	$0.71	$0.43	$2.25	$(0.08)
Earnings (loss) per share—diluted	$0.70	$0.43	$2.24	$(0.08)
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	163	19,449	615	1,137

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS - continued
Securities Held in a Deferred Compensation Plan
We use quoted market prices to determine the fair value of our equity security assets. These securities are reported at fair value with the gains and losses included in noninterest income in our Condensed Consolidated Statements of Comprehensive Income (Loss). These assets are held in a deferred compensation plan and are invested in readily quoted mutual funds. Accordingly, these assets are classified as Level 1. Deferred compensation plan assets are reported in other assets in the Consolidated Balance Sheets.
Derivative Financial Instruments
We use derivative instruments, including interest rate swaps for commercial loans with our customers, interest rate lock commitments and forward commitments related to the sale of mortgage loans in the secondary market. We calculate the fair value for derivatives using accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. Each valuation considers the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, such as interest rate curves and implied volatilities. Accordingly, interest rate swaps for commercial loans are classified as Level 2. Interest rate lock commitments and forward commitments related to mortgage loans are classified as Level 3 due to significant unobservable inputs. We incorporate credit valuation adjustments into the valuation models to appropriately reflect both our own nonperformance risk and the respective counterparties’ nonperformance risk in calculating fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements and collateral postings.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS - continued
Mortgage Servicing Rights
MSRs are reported pursuant to the amortization method and evaluated for impairment quarterly by comparing the carrying to the fair value of the MSRs. Fair value of MSRs is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. Since the valuation model includes significant unobservable inputs as listed above, MSRs are classified as Level 3. MSRs are reported in other assets in the Consolidated Balance Sheets and are amortized into mortgage banking income in the Condensed Consolidated Statements of Comprehensive Income (Loss).
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
Loans
Our methodology to fair value loans includes an exit price notion. The fair value of variable rate loans that may reprice frequently at short-term market rates is based on carrying values adjusted for liquidity and credit risk. The fair value of variable rate loans that reprice at intervals of one year or longer, such as adjustable-rate mortgage products, is estimated using discounted cash flow analyses that utilize interest rates currently being offered for similar loans and adjusted for liquidity and credit risk. The fair value of fixed rate loans is estimated using a discounted cash flow analysis that utilizes interest rates currently being offered for similar loans adjusted for liquidity and credit risk.
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
Junior Subordinated Debt Securities
The interest rate on the variable-rate junior subordinated debt securities is reset quarterly; therefore, the carrying values approximate their fair values.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS - continued
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at September 30, 2021 and December 31, 2020.

	September 30, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$85,300	$—	$—	$85,300
Obligations of U.S. government corporations and agencies	—	71,205	—	71,205
Collateralized mortgage obligations of U.S. government corporations and agencies	—	208,985	—	208,985
Residential mortgage-backed securities of U.S. government corporations and agencies	—	60,442	—	60,442
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	356,506	—	356,506
Corporate obligations	—	500	—	500
Obligations of states and political subdivisions	—	86,056	—	86,056
Total Available-for-sale Debt Securities	85,300	783,694	—	868,994
Marketable equity securities	1,051	76	—	1,127
Total Securities	86,351	783,770	—	870,121
Securities held in a deferred compensation plan	9,320	—	—	9,320
Derivative financial assets:
Interest rate swaps	—	42,177	—	42,177
Interest rate lock commitments	—	—	812	812
Forward sale contracts	—	—	101	101
Total Assets	$95,671	$825,947	$913	$922,531
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$42,554	$—	$42,554
Total Liabilities	$—	$42,554	$—	$42,554

	December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$10,282	$—	$—	$10,282
Obligations of U.S. government corporations and agencies	—	82,904	—	82,904
Collateralized mortgage obligations of U.S. government corporations and agencies	—	209,296	—	209,296
Residential mortgage-backed securities of U.S. government corporations and agencies	—	67,778	—	67,778
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	273,681	—	273,681
Corporate obligations	—	2,025	—	2,025
Obligations of states and political subdivisions	—	124,427	—	124,427
Total Available-for-sale Debt Securities	10,282	760,111	—	770,393
Marketable equity securities	3,228	72	—	3,300
Total Securities	13,510	760,183	—	773,693
Securities held in a deferred compensation plan	6,794	—	—	6,794
Derivative financial assets:
Interest rate swaps	—	78,319	—	78,319
Interest rate lock commitments	—	—	2,900	2,900
Total Assets	$20,304	$838,502	$2,900	$861,706
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$79,033	$—	$79,033
Forward sale contracts	—	385	—	385
Total Liabilities	$—	$79,418	$—	$79,418

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS - continued
Loans held for sale were transferred to Level 2 from Level 3 during the nine months ended September 30, 2021. Interest rate lock commitments to borrowers were transferred from Level 2 to Level 3 during the year ended December 31, 2020 due to pull-through factors being a significant unobservable input.
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either September 30, 2021 or December 31, 2020.
For Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2021	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average (1) (2) (3)
(dollars in thousands)
Loans individually evaluated	$41,135	Collateral method	Appraisal adjustment	—%	-	17.00%	13.68%
Other real estate owned	13,313	Collateral method	Costs to sell	4.00%	-	7.00%	6.77%
Mortgage servicing rights	7,015	Discounted cash flow method	Discount rate	9.21%	-	12.54%	9.38%
			Constant prepayment rates	7.93%	-	14.96%	10.69%
Loans held for sale	1,669	Contractual agreement	None	NA			NA
Total Assets	$63,132

	December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average (1) (2) (3)
(dollars in thousands)
Loans individually evaluated	$67,402	Collateral method	Appraisal adjustment	—%	-	47.00%	16.90%
Other real estate owned	1,953	Collateral method	Costs to sell	4.00%	-	7.00%	4.92%
Mortgage servicing rights	4,976	Discounted cash flow method	Discount rate	9.24%	-	12.55%	9.42%
			Constant prepayment rates	8.82%	-	14.58%	13.37%
Loans held for sale	586	Contractual agreement	None	NA			NA
Total Assets	$74,917
NA - not applicable
(1) Weighted averages for loans individually evaluated were weighted by loan amounts.
(2) Weighted averages for other real estate owned were weighted by OREO balances.
(3) Weighted averages for mortgage servicing rights discount rate and prepayment rates are based on note rate tranches and voluntary constant prepayment rates.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS - continued
The carrying values and fair values of our financial instruments at September 30, 2021 and December 31, 2020 are presented in the following tables:

	Carrying Value(1)	Fair Value Measurements at September 30, 2021
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$934,377	$934,377	$934,377	$—	$—
Securities	870,121	870,121	86,351	783,770	—
Loans held for sale	4,303	4,303	—	4,303	—
Portfolio loans, net	6,897,715	6,784,028	—	—	6,784,028
Collateral receivable	43,193	43,193	43,193	—	—
Securities held in a deferred compensation plan	9,320	9,320	9,320	—	—
Mortgage servicing rights	7,015	7,015	—	—	7,015
Interest rate swaps	42,177	42,177	—	42,177	—
Interest rate lock commitments	813	813	—	—	813
Forward sale contracts	101	101	—	—	101
LIABILITIES
Deposits	$7,945,119	$7,944,461	$6,743,851	$1,200,610	$—
Securities sold under repurchase agreements	72,586	72,586	72,586	—	—
Short-term borrowings	—	—	—	—	—
Long-term borrowings	22,693	23,172	4,349	18,823	—
Junior subordinated debt securities	64,128	64,128	64,128	—	—
Interest rate swaps	42,554	42,554	—	42,554	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2020
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$229,666	$229,666	$229,666	$—	$—
Securities	773,693	773,693	13,510	760,183	—
Loans held for sale	18,528	18,528	—	—	18,528
Portfolio loans, net	7,108,248	7,028,446	—	—	7,028,446
Collateral receivable	77,936	77,936	77,936	—	—
Securities held in a deferred compensation plan	6,794	6,794	6,794	—	—
Mortgage servicing rights	4,976	4,976	—	—	4,976
Interest rate swaps	78,319	78,319	—	78,319	—
Interest rate lock commitments	2,900	2,900	—	—	2,900
LIABILITIES
Deposits	$7,420,538	$7,422,894	$6,033,075	$1,389,819	$—
Securities sold under repurchase agreements	65,163	65,163	65,163	—	—
Short-term borrowings	75,000	75,000	75,000	—	—
Long-term borrowings	23,681	24,545	4,494	20,051	—
Junior subordinated debt securities	64,083	64,083	64,083	—	—
Interest rate swaps	79,033	79,033	—	79,033	—
Forward sale contracts	385	385	—	385	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES

The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	September 30, 2021	December 31, 2020
Available-for-sale debt securities	$868,994	$770,393
Marketable equity securities	1,127	3,300
Total Securities	$870,121	$773,693
Available-for-Sale Debt Securities
The following tables present the amortized cost and fair value of available-for-sale debt securities as of the dates presented:

	September 30, 2021				December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$85,222	$326	$(248)	$85,300	$9,980	$302	$—	$10,282
Obligations of U.S. government corporations and agencies	68,635	2,570	—	71,205	78,755	4,149	—	82,904
Collateralized mortgage obligations of U.S. government corporations and agencies	206,325	3,858	(1,198)	208,985	202,975	6,410	(89)	209,296
Residential mortgage-backed securities of U.S. government corporations and agencies	60,855	553	(966)	60,442	66,960	818	—	67,778
Commercial mortgage-backed securities of U.S. government corporations and agencies	347,825	9,339	(658)	356,506	258,875	14,806	—	273,681
Corporate obligations	500	—	—	500	2,021	5	(1)	2,025
Obligations of states and political subdivisions	81,310	4,746		86,056	117,439	6,988	—	124,427
Total Available-for-Sale Debt Securities (1)	$850,672	$21,392	$(3,070)	$868,994	$737,005	$33,478	$(90)	$770,393
(1) Excludes interest receivable of $3.2 million at September 30, 2021 and $3.1 million at December 31, 2020. Interest receivable is included in other assets in the consolidated balance sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES – continued
The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category as of the dates presented:

	September 30, 2021
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	4	$43,200	$(248)	—	$—	$—	4	$43,200	$(248)
Obligations of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations of U.S. government corporations and agencies	7	88,290	(1,198)	—	—	—	7	88,290	(1,198)
Residential mortgage-backed securities of U.S. government corporations and agencies	3	48,497	(966)	—	—	—	3	48,497	(966)
Commercial mortgage-backed securities of U.S. government corporations and agencies	7	101,479	(658)	—	—	—	7	101,479	(658)
Corporate bonds	—	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	1	5,000	—	—	—	—	1	5,000	—
Total	22	$286,466	$(3,070)	—	$—	$—	22	$286,466	$(3,070)

December 31, 2020
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	—	$—	$—	—	$—	$—
Obligations of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations of U.S. government corporations and agencies	2	35,697	(89)	—	—	—	2	35,697	(89)
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Corporate bonds	1	499	(1)	—	—	—	1	499	(1)
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total	3	$36,196	$(90)	—	$—	$—	3	$36,196	$(90)
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit losses or other factors. There were 22 debt securities in an unrealized loss position at September 30, 2021 and 3 debt securities in an unrealized loss position at December 31, 2020. We do not intend to sell and it is more likely than not that we will not be required to sell the securities in an unrealized loss position before recovery of their amortized cost. The unrealized losses on the debt securities were attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES – continued
The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated other comprehensive income/(loss), for the periods presented:

	September 30, 2021			December 31, 2020
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)
Total unrealized gains/(losses) on available-for-sale debt securities	$21,392	$(3,070)	$18,322	$33,478	$(90)	$33,388
Income tax (expense) benefit	(4,569)	657	(3,912)	(7,128)	19	(7,109)
Net Unrealized Gains/(Losses), Net of Tax Included in Accumulated Other Comprehensive Income/(Loss)	$16,823	$(2,413)	$14,410	$26,350	$(71)	$26,279
The amortized cost and fair value of available-for-sale debt securities at September 30, 2021 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2021
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$30,428	$30,760
Due after one year through five years	82,551	86,321
Due after five years through ten years	101,252	102,563
Due after ten years	20,936	22,917
Available-for-Sale Debt Securities With Fixed Maturities	235,167	242,561
Debt Securities without a single maturity date
Collateralized mortgage obligations of U.S. government corporations and agencies	206,325	208,985
Residential mortgage-backed securities of U.S. government corporations and agencies	60,855	60,442
Commercial mortgage-backed securities of U.S. government corporations and agencies	347,825	356,506
Corporate Securities	500	500
Total Available-for-Sale Debt Securities	$850,672	$868,994
Debt securities with carrying values of $435.0 million at September 30, 2021 and $308.3 million at December 31, 2020 were pledged for various regulatory and legal requirements.
Marketable Equity Securities
The following table presents realized and unrealized net gains and losses for our marketable equity securities for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Marketable Equity Securities
Net market gains/(losses) recognized	$31	$585	$175	$(552)
Less: Net gains recognized for equity securities sold	—	—	29	142
Unrealized Gains/(Losses) on Equity Securities Still Held	$31	$585	$146	$(694)
Total unrealized gains and losses on marketable equity securities recognized during the current period are included in other noninterest income on the Condensed Consolidated Statements of Comprehensive Income (Loss).

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE

Loans are presented net of unearned income of $14.5 million at September 30, 2021 and $16.0 million at December 31, 2020 and net of a discount related to purchase accounting fair value adjustments of $6.4 million at September 30, 2021 and $8.6 million at December 31, 2020. The following table presents loans as of the dates presented:

(dollars in thousands)	September 30, 2021	December 31, 2020
Commercial
Commercial real estate	$3,225,863	$3,244,974
Commercial and industrial	1,698,784	1,954,453
Commercial construction	499,317	474,280
Total Commercial Loans	5,423,964	5,673,707
Consumer
Consumer real estate	1,448,517	1,471,238
Other consumer	97,606	80,915
Total Consumer Loans	1,546,123	1,552,153
Total Portfolio Loans	6,970,087	7,225,860
Loans held for sale	4,303	18,528
Total Loans (1)	$6,974,390	$7,244,388
(1) Excludes interest receivable of $19.1 million at September 30, 2021 and $24.7 million at December 31, 2020. Interest receivable is included in other assets in the consolidated balance sheets.

Commercial and industrial loans, or C&I, included $181.0 million of loans originated under the Paycheck Protection Program, or PPP, at September 30, 2021 compared to $465.0 million at December 31, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act was signed into law. The CARES Act included the PPP, a program designed to aid small and medium sized businesses through federally guaranteed loans distributed through banks. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. The loans are 100 percent guaranteed by the Small Business Administration, or SBA. These loans carry a fixed rate of 1.00 percent and a term of two years, or five years for loans approved by the SBA, on or after June 5, 2020. Payments are deferred for at least six months of the loan. The SBA pays us a processing fee ranging from 1 percent to 5 percent based on the size of the loan. Interest is accrued as earned and loan origination fees and direct costs are deferred and accreted or amortized into interest income over the life of the loan using the level yield method. When a PPP loan is paid off or forgiven by the SBA, the remaining unaccreted or unamortized net origination fees or costs will be immediately recognized into income.
At September 30, 2021, our business banking segment was $1.1 billion compared to $1.2 billion at December 31, 2020. $100.5 million of the business banking portfolio decline is due to the net change in business banking PPP loans. Business banking consists of commercial loans made to small businesses that are standard, non-complex products evaluated through a streamlined credit approval process that has been designed to maximize efficiency while maintaining high credit quality standards that meet small business market customers’ needs. Business banking consisted of $523.1 million of commercial real estate loans, $220.6 million of C&I loans of which $78.0 million are PPP loans, $13.4 million of commercial construction loans and $343.0 million of consumer real estate loans at September 30, 2021. At December 31, 2020 business banking consisted of $453.0 million of commercial real estate loans, $394.9 million of C&I loans of which $178.4 million are PPP loans, $8.2 million of commercial construction loans and $303.9 million of consumer real estate loans that have a commercial purpose. During the first quarter of 2021, $90.2 million of commercial loans and $23.2 million of consumer real estate loans were reclassified into the business banking segment.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 77.8 percent of total portfolio loans at September 30, 2021 compared to 78.5 percent at December 31, 2020. Within our commercial portfolio, the CRE and commercial construction portfolios combined comprised $3.7 billion, or 68.7 percent, of total commercial loans at September 30, 2021 and $3.7 billion, or 65.6 percent, of total commercial loans at December 31, 2020 and 53.4 percent of total portfolio loans at September 30, 2021 and 51.5 percent at December 31, 2020.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued
We lend primarily in Pennsylvania and the contiguous states of Ohio, New York, West Virginia and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this geography, resulting in a concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data and information supplied by our customers. We also use subscription services for additional geographic and industry specific information. Our CRE and commercial construction portfolios have exposure outside of this geography of 5.0 percent of the combined portfolios and 2.7 percent of total portfolio loans at September 30, 2021. This compares to 5.9 percent of the combined portfolios and 3.0 percent of total portfolio loans at December 31, 2020.
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
The following tables summarize restructured loans as of the dates presented:

	September 30, 2021			December 31, 2020
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$4,252	$11,093	$15,345	$14	$16,654	$16,668
Commercial and industrial	1,762	—	1,762	7,090	9,885	16,975
Commercial construction	—	—	—	3,267	—	3,267
Business banking	1,647	1,492	3,139	1,503	430	1,933
Consumer real estate	6,120	1,448	7,569	5,581	2,319	7,900
Other consumer	—	—	—	5	—	5
Total	$13,782	$14,033	$27,815	$17,460	$29,289	$46,748
There was one TDR for $0.1 million that returned to accruing status during the three months ended September 30, 2021 compared to two TDRs for a total of $0.1 million that returned to accruing status for the three months ended September 30, 2020. There were six TDRs for a total of $0.5 million that returned to accruing status during the nine months ended September 30, 2021 compared to three TDRs for a total of $22.7 million for the nine months ended September 30, 2020.
The following tables present the restructured loans by portfolio segment and by type of concession for the periods presented:

	Three Months Ended September 30, 2021
	Number of Contracts	Type of Modification					Total Post-Modification Outstanding Recorded Investment(2)	Total Pre-Modification Outstanding Recorded Investment(2)
(dollars in thousands)		Bankruptcy(1)	Other	Extend Maturity	Modify Rate	Modify Payments
Commercial real estate	—	$—	$—	$—	$—	$—	$—	$—
Commercial industrial	2	—	—	341	—	—	341	342
Commercial construction	—	—	—	—	—	—	—	—
Business banking	—	—	—	—	—	—	—	—
Consumer real estate	9	317	—	31	—	—	348	356
Other consumer	—	—	—	—	—	—	—	—
Total	11	$317	$—	$372	$—	$—	$689	$698
(1) Bankruptcy is consumer bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.
(2) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

	Three Months Ended September 30, 2020
	Number of Contracts	Type of Modification					Total Post-Modification Outstanding Recorded Investment(2)	Total Pre-Modification Outstanding Recorded Investment(2)
(dollars in thousands)		Bankruptcy(1)	Other	Extend Maturity	Modify Rate	Modify Payments
Commercial real estate	—	$—	$—	$—	$—	$—	$—	$—
Commercial industrial	2	—	—	3,735	—	287	4,022	4,021
Commercial construction	—	—	—	—	—	—	—	—
Business banking	1	—	—	171	—	—	171	333
Consumer real estate	10	334	—	30	—	—	364	334
Other consumer	1	4	—	—	—	—	4	5
Total	14	$338	$—	$3,936	$—	$287	$4,561	$4,693
(1) Bankruptcy is consumer bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.
(2) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

	Nine Months Ended September 30, 2021
	Number of Contracts	Type of Modification					Total Post-Modification Outstanding Recorded Investment(2)	Total Pre-Modification Outstanding Recorded Investment(2)
(dollars in thousands)		Bankruptcy(1)	Other	Extend Maturity	Modify Rate	Modify Payments
Commercial real estate	—	$—	$—	$—	$—	$—	$—	$—
Commercial industrial	2	—	—	772	—	5,196	5,968	6,304
Commercial construction	—	—	—	—	—	—	—	—
Business banking	7	—	80	1,420	—	—	1,500	1,551
Consumer real estate	20	866		31		147	1,045	1,064
Other consumer	—	—	—	—	—	—	—	—
Total	29	$866	$80	$2,223	$—	$5,343	$8,513	$8,919
(1) Bankruptcy is consumer bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.
(2) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

	Nine Months Ended September 30, 2020
	Number of Contracts	Type of Modification					Total Post-Modification Outstanding Recorded Investment(2)	Total Pre-Modification Outstanding Recorded Investment(2)
(dollars in thousands)		Bankruptcy(1)	Other	Extend Maturity	Modify Rate	Modify Payments
Commercial real estate	1	$—	$—	$2,210	$—	$—	$2,210	$2,210
Commercial industrial	3	—	—	4,997	—	287	5,284	6,489
Commercial construction	3	—	—	2,561	—	—	2,561	2,592
Business banking	3	—	—	171	—	97	268	501
Consumer real estate	23	1,052	—	206	—	—	1,258	1,237
Other consumer	1	4	—	—	—	—	4	5
Total	34	$1,056	$—	$10,145	$—	$384	$11,585	$13,034
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued
In response to the coronavirus, or COVID-19, pandemic and its economic impact on our customers, we implemented a short-term modification program that complies with the CARES Act to provide temporary payment relief to those borrowers directly impacted by the pandemic who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments for 90 days and up to a maximum of 180 days for our commercial customers. The customer remains responsible for deferred payments along with any additional interest accrued during the deferral period. Under the applicable guidance, none of these loans were considered restructured as of September 30, 2021. We had 42 commercial loans that were modified totaling $58.9 million at September 30, 2021 compared to 52 commercial loans that were modified totaling $195.6 million at December 31, 2020.
As of September 30, 2021, we had 12 commitments to lend an additional $0.3 million on TDRs. Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. There were no TDRs that defaulted during the three and nine months ended September 30, 2021. There were no TDR's that defaulted during the three months ended September 30, 2020 and six TDRs that defaulted during the nine months ended September 30, 2020 for a total of $18.1 million that were restructured within the last 12 months prior to defaulting.
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	September 30, 2021	December 31, 2020
Nonperforming Assets
Nonaccrual loans	$97,279	$117,485
Nonaccrual TDRs	14,033	29,289
Total Nonaccrual Loans(1)	111,312	146,774
OREO	13,370	2,155
Total Nonperforming Assets	$124,682	$148,929
(1) Included in nonperforming commercial loans is $1.7 million of loans held for sale.

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued
The following tables presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the dates presented:

	September 30, 2021
	Risk Rating
(dollars in thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Revolving-Term	Total

Commercial real estate
Pass	$255,876	$323,514	$443,487	$341,387	$224,258	$716,460	$42,326	—	$2,347,308
Special mention	—	1,368	32,780	4,422	38,966	97,322	—		174,858
Substandard	—	445	16,812	19,320	18,673	123,332	1,500		180,082
Doubtful	—	—	532	—	—	—	—	—	532
Total commercial real estate	255,876	325,327	493,611	365,129	281,897	937,114	43,826	—	2,702,780

Commercial and industrial
Pass	401,200	156,589	145,923	98,137	43,019	133,945	428,398	—	1,407,211
Special mention	49	2,927	1,283	3,166	72	1,934	10,667		20,098
Substandard	5,196	—	19,180	1,374	5,258	5,532	5,017		41,557
Doubtful	—	—	9,332	—	—	—	—	—	9,332
Total commercial and industrial	406,445	159,516	175,718	102,677	48,349	141,411	444,082		1,478,198

Commercial construction
Pass	100,774	134,440	172,508	33,903	996	4,298	21,714	—	468,633
Special mention	—	—	—	—	—	4,491	—		4,491
Substandard	—	2,149	7,416	—	—	3,235	—		12,800
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	100,774	136,589	179,924	33,903	996	12,024	21,714		485,924

Business banking
Pass	173,154	114,831	152,423	117,529	81,934	316,445	103,162	450	1,059,928
Special mention	113	153	890	1,406	935	6,265	199	121	10,082
Substandard	46	71	1,720	3,292	2,036	21,337	978	635	30,115
Doubtful	—	—	—	—	—	—	—	—	—
Total business banking	173,313	115,055	155,033	122,227	84,905	344,047	104,339	1,206	1,100,125

Consumer real estate
Pass	89,026	107,534	94,583	58,622	42,789	242,252	435,213	23,088	1,093,107
Special mention	—	—	—	—	—	2,163	—		2,163
Substandard	—	—	208	1,765	1,368	4,868	709	1,290	10,208
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer real estate	89,026	107,534	94,791	60,387	44,157	249,283	435,922	24,378	1,105,478

Other consumer
Pass	9,833	10,852	8,470	3,852	1,442	2,888	50,725	1,113	89,175
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	52	105	150	368	5,930	255	1,547	8,407
Doubtful	—	—	—	—	—	—	—	—	—
Total other consumer	9,833	10,904	8,575	4,002	1,810	8,818	50,980	2,660	97,582

Pass	1,029,863	847,760	1,017,394	653,430	394,438	1,416,288	1,081,538	24,651	6,465,362
Special mention	162	4,448	34,953	8,994	39,973	112,175	10,866	121	211,692
Substandard	5,242	2,717	45,441	25,901	27,703	164,234	8,459	3,472	283,169
Doubtful	—	—	9,864	—	—	—	—	—	9,864
Total	$1,035,267	$854,925	$1,107,652	$688,325	$462,114	$1,692,697	$1,100,863	$28,244	$6,970,087

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued

	December 31, 2020
	Risk Rating
(dollars in thousands)	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Revolving-Term	Total

Commercial real estate
Pass	$334,086	$422,800	$394,963	$277,724	$307,321	$615,217	$46,330	$—	$2,398,441
Special mention	—	35,499	10,200	22,502	55,174	75,022	—	—	198,397
Substandard	—	17,259	12,781	19,914	50,700	83,792	1,500	—	185,946
Doubtful	—	645	—	—	1,989	6,529	—	—	9,163
Total commercial real estate	334,086	476,203	417,944	320,140	415,184	780,560	47,830	—	2,791,947

Commercial and industrial
Pass	454,131	199,453	140,049	68,607	27,645	206,782	383,082	—	1,479,749
Special mention	3,697	8,211	2,628	697	768	1,046	23,527	—	40,574
Substandard	—	7,793	2,613	8,544	75	13,781	2,022	—	34,828
Doubtful	—	—	—	4,401	—	—	—	—	4,401
Total commercial and industrial	457,828	215,457	145,290	82,249	28,488	221,609	408,631	—	1,559,552

Commercial construction
Pass	131,235	224,794	59,649	2,420	6,346	4,555	12,778	—	441,777
Special mention	1,578	2,533	3,886	—	—	8,593	—	—	16,590
Substandard	—	3,580	—	501	—	3,629	—	—	7,710
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	132,813	230,907	63,535	2,921	6,346	16,777	12,778	—	466,077

Business banking
Pass	296,254	154,335	123,207	86,552	77,238	266,042	103,571	291	1,107,490
Special mention	—	1,060	1,147	1,602	1,084	6,866	637	123	12,519
Substandard	103	1,078	3,896	3,209	3,880	25,871	1,341	680	40,058
Doubtful	—	—	—	—	—	—	—	—	—
Total business banking	296,357	156,473	128,250	91,363	82,202	298,779	105,549	1,094	1,160,067

Consumer real estate
Pass	120,736	122,171	67,700	63,653	73,805	243,939	438,888	22,667	1,153,559
Special mention	—	—	1,489	—	—	150	132	—	1,771
Substandard	—	373	742	1,480	2,449	6,958	—	—	12,002
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer real estate	120,736	122,544	69,931	65,133	76,254	251,047	439,020	22,667	1,167,332

Other consumer
Pass	18,849	13,162	6,784	3,395	2,082	687	26,647	2,767	74,373
Special mention	—	—	—	—	—	—	—	—	—
Substandard	15	—	—	—	—	3,367	744	2,386	6,512
Doubtful	—	—	—	—	—	—	—	—	—
Total other consumer	18,864	13,162	6,784	3,395	2,082	4,054	27,391	5,153	80,885

Pass	1,355,292	1,136,716	792,352	502,350	494,436	1,337,222	1,011,297	25,724	6,655,389
Special Mention	5,274	47,302	19,350	24,802	57,026	91,677	24,296	124	269,851
Substandard	118	30,083	20,032	33,648	57,105	137,398	5,606	3,066	287,056
Doubtful	—	645	—	4,401	1,989	6,529	—	—	13,564
Total	$1,360,684	$1,214,746	$831,734	$565,201	$610,556	$1,572,826	$1,041,199	$28,914	$7,225,860
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued
The following tables presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(dollars in thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Revolving-Term	Total

Commercial real estate
Performing	$255,876	$325,327	$477,766	$362,382	$275,458	$907,348	$43,826	$—	$2,647,983
Nonperforming	—	—	15,845	2,747	6,439	29,766	—	—	54,797
Total commercial real estate	255,876	325,327	493,611	365,129	281,897	937,114	43,826	—	2,702,780

Commercial and industrial
Performing	401,249	159,516	153,731	102,310	44,963	141,201	441,319	—	1,444,289
Nonperforming	5,196		21,987	367	3,386	210	2,763	—	33,909
Total commercial and industrial	406,445	159,516	175,718	102,677	48,349	141,411	444,082		1,478,198

Commercial construction
Performing	100,774	136,589	176,567	33,903	996	11,328	21,714	—	481,871
Nonperforming	—	—	3,357	—	—	696	—	—	4,053
Total commercial construction	100,774	136,589	179,924	33,903	996	12,024	21,714		485,924

Business banking
Performing	173,267	115,055	154,639	120,811	84,187	336,486	104,310	1,149	1,089,904
Nonperforming	46	—	394	1,416	718	7,561	29	57	10,221
Total business banking	173,313	115,055	155,033	122,227	84,905	344,047	104,339	1,206	1,100,125

Consumer real estate
Performing	89,026	107,482	94,501	60,140	43,392	244,339	434,893	23,562	1,097,335
Nonperforming	—	52	290	247	765	4,944	1,029	816	8,143
Total consumer real estate	89,026	107,534	94,791	60,387	44,157	249,283	435,922	24,378	1,105,478

Other consumer
Performing	9,833	10,904	8,575	3,813	1,810	8,818	50,980	2,660	97,393
Nonperforming	—	—	—	189	—	—	—	—	189
Total other consumer	9,833	10,904	8,575	4,002	1,810	8,818	50,980	2,660	97,582

Performing	1,030,025	854,873	1,065,779	683,359	450,806	1,649,520	1,097,042	27,371	6,858,775
Nonperforming(1)	5,242	52	41,873	4,966	11,308	43,177	3,821	873	111,312
Total	$1,035,267	$854,925	$1,107,652	$688,325	$462,114	$1,692,697	$1,100,863	$28,244	$6,970,087
(1) Included in nonperforming commercial loans is $1.7 million of loans held for sale with $0.3 million in 2010, $0.9 million in 2012 and $0.5 million in 2013.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued

	December 31, 2020
(dollars in thousands)	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Revolving-Term	Total

Commercial real estate
Performing	$334,086	$459,799	$417,944	$313,465	$394,972	$722,781	$47,830	$—	$2,690,877
Nonperforming	—	16,404	—	6,675	20,212	57,779	—	—	101,070
Total commercial real estate	334,086	476,203	417,944	320,140	415,184	780,560	47,830	—	2,791,947

Commercial and industrial
Performing	457,828	214,144	143,706	69,411	28,426	220,701	408,351	—	1,542,567
Nonperforming	—	1,313	1,584	12,838	62	908	280	—	16,985
Total commercial and industrial	457,828	215,457	145,290	82,249	28,488	221,609	408,631	—	1,559,552

Commercial construction
Performing	132,813	230,907	63,535	2,921	6,346	16,393	12,778	—	465,693
Nonperforming	—	—	—	—	—	384	—	—	384
Total commercial construction	132,813	230,907	63,535	2,921	6,346	16,777	12,778	—	466,077

Business Banking
Performing	296,327	156,164	126,432	90,414	80,106	286,970	105,494	1,037	1,142,944
Nonperforming	30	309	1,818	949	2,096	11,809	55	57	17,123
Total business banking	296,357	156,473	128,250	91,363	82,202	298,779	105,549	1,094	1,160,067

Consumer real estate
Performing	120,736	122,315	69,225	63,647	74,690	245,331	438,701	21,571	1,156,216
Nonperforming	—	229	706	1,486	1,564	5,716	319	1,096	11,116
Total consumer real estate	120,736	122,544	69,931	65,133	76,254	251,047	439,020	22,667	1,167,332

Other consumer
Performing	18,864	13,162	6,784	3,395	2,082	3,958	27,391	5,153	80,789
Nonperforming	—	—	—	—	—	96	—	—	96
Total other consumer	18,864	13,162	6,784	3,395	2,082	4,054	27,391	5,153	80,885

Performing	1,360,654	1,196,492	827,626	543,253	586,622	1,496,134	1,040,545	27,760	7,079,086
Nonperforming	30	18,254	4,108	21,948	23,934	76,692	654	1,154	146,774
Total	$1,360,684	$1,214,746	$831,734	$565,201	$610,556	$1,572,826	$1,041,199	$28,914	$7,225,860
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	September 30, 2021
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non - performing(2)	Total Past Due Loans	Total Loans
Commercial real estate	$2,647,983	$—	$—	$54,797	$54,797	2,702,780
Commercial and industrial	1,444,289	—	—	33,909	33,909	1,478,198
Commercial construction	481,871	—	—	4,053	4,053	485,924
Business banking	1,088,013	970	921	10,221	12,112	1,100,125
Consumer real estate	1,095,557	833	945	8,143	9,921	1,105,478
Other consumer	97,151	219	23	189	431	97,582
Total(1)	$6,854,864	$2,022	$1,889	$111,312	$115,223	$6,970,087
(1) We had 42 loans that were modified totaling $58.9 million under the CARES Act at September 30, 2021. These customers were not considered past due as a result of their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Due to the modifications, this delinquency table may not accurately reflect the credit risk associated with these loans.
(2) Included in nonperforming commercial loans is $1.7 million of loans held for sale.

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
(2) Represents acquired loans that were recorded at fair value at the acquisition date and remain performing at December 31, 2020.

The following table presents loans on nonaccrual status by class of loan:

				September 30, 2021
	September 30, 2021			For the three and nine months ended
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual(2)	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$101,070	$54,797	$47,730	$493	$556
Commercial and industrial	16,985	33,909	12,566	6	88
Commercial construction	384	4,053	3,357	—	—
Business banking	17,122	10,221	1,492	57	333
Consumer real estate	11,117	8,143	—	86	405
Other consumer	96	189	—	—	1
Total	$146,774	$111,312	$65,145	$642	$1,383
(1) Represents only cash payments received and applied to interest on nonaccrual loans.
(2) Included in nonperforming commercial loans is $1.7 million of loans held for sale.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued
The following tables present collateral-dependent loans by class of loan as of the dates presented:

	September 30, 2021
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets	Investment/Cash	Other
Commercial real estate	$51,006	$—	$—	$—
Commercial and industrial	272	13,738	—	21,730
Commercial construction	6,057	—	—	—
Business banking	1,714	1,424	—	—
Consumer real estate	—	—	—	—
Total	$59,049	$15,162	$—	$21,730

	December 31, 2020
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets	Investment/Cash	Other
Commercial real estate	$100,450	$—	$—	$—
Commercial and industrial	1,040	15,080	—	—
Commercial construction	3,552	—	—	—
Business banking	3,085	1,619	—	689
Consumer real estate	398	—	—	—
Total	$108,525	$16,699	$—	$689
The following tables present activity in the ACL for the periods presented:

	Three Months Ended September 30, 2021
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$63,186	$14,426	$5,905	$14,756	$8,647	$2,717	$109,636
Provision for credit losses on loans(1)	(7,856)	11,599	1,391	(2,689)	(80)	(63)	2,302
Charge-offs	(3,661)	(2)	(56)	(167)	(76)	(245)	(4,207)
Recoveries	1	216	2	241	33	123	616
Net (Charge-offs)/Recoveries	(3,660)	214	(54)	74	(43)	(122)	(3,591)
Balance at End of Period	$51,670	$26,239	$7,242	$12,141	$8,524	$2,532	$108,348
(1) Excludes unfunded commitments

	Three Months Ended September 30, 2020
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$57,730	$19,164	$8,874	$14,404	$11,585	$2,852	$114,609
Provision for credit losses on loans(1)	23,839	(4,155)	(1,617)	2,072	(797)	(40)	19,302
Charge-offs	(10,187)	(1,196)	—	(1,748)	(252)	(284)	(13,667)
Recoveries	172	398	1	64	41	78	754
Net (Charge-offs)/Recoveries	(10,015)	(798)	1	(1,684)	(211)	(206)	(12,913)
Balance at End of Period	$71,554	$14,211	$7,258	$14,792	$10,577	$2,606	$120,998
(1) Excludes unfunded commitments

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued

	Nine Months Ended September 30, 2021
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$65,656	$16,100	$7,239	$15,917	$10,014	$2,686	$117,612
Provision for credit losses on loans(1)	(2,922)	14,552	54	(2,736)	(1,335)	(1)	7,612
Charge-offs	$(12,030)	$(4,777)	$(56)	$(1,494)	$(422)	$(698)	$(19,477)
Recoveries	966	364	5	454	267	545	2,601
Net (Charge-offs)/Recoveries	(11,064)	(4,413)	(51)	(1,040)	(155)	(153)	(16,876)
Balance at End of Period	$51,670	$26,239	$7,242	$12,141	$8,524	$2,532	$108,348
(1) Excludes the provision for credit losses for unfunded commitments.

	Nine Months Ended September 30, 2020
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$30,577	$15,681	$7,900	$—	$6,337	$1,729	$62,224
Impact of CECL adoption	4,810	7,853	(3,376)	12,898	4,525	642	27,352
Provision for credit losses on loans(1)	52,185	62,949	2,712	4,197	32	1,489	123,564
Charge-offs	(16,229)	(72,692)	—	(2,469)	(470)	(1,556)	(93,416)
Recoveries	211	420	22	166	153	302	1,274
Net (Charge-offs)/Recoveries	(16,018)	(72,272)	22	(2,303)	(317)	(1,254)	(92,142)
Balance at End of Period	$71,554	$14,211	$7,258	$14,792	$10,577	$2,606	$120,998
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
The provision for credit losses, which includes a provision for losses on loans and on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. The provision for credit losses decreased $14.1 million and $115.6 million to $3.4 million and $8.7 million for the three and nine months ended September 30, 2021 compared to $17.5 million and $124.3 million for the same periods in 2020. The provision for credit losses included $1.1 million and $1.5 million for the reserve for unfunded commitments for the three and nine months ended September 30, 2021.
The significant decrease in the provision for credit losses during the three and nine months ended September 30, 2021 was mainly due to the customer fraud in June of 2020 and an improved economic forecast in 2021 compared to 2020. Our economic forecast covers a period of two years and is driven primarily by national unemployment data. The forecasted national unemployment rate improved at September 30, 2021 compared to the same time in 2020.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Interest Rate Swaps
In accordance with applicable accounting guidance for derivatives and hedging, all derivatives are recognized as either assets or liabilities on the balance sheet at fair value. Interest rate swaps are contracts in which a series of cash flows (fixed and variable) are exchanged over a prescribed period. The notional amounts on which the interest payments are based are not exchanged. These derivative positions relate to transactions in which we enter into an interest rate swap with a commercial customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate loan with us receiving a variable rate. These agreements could have floors or caps on the contracted interest rates.
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
Derivatives contain an element of credit risk, the possibility that we will incur a loss because a counterparty, which may be a financial institution or a customer, fails to meet its contractual obligations. All derivative contracts with financial institutions may be executed only with counterparties approved by our Asset and Liability Committee, or ALCO, and derivatives with customers may only be executed with customers within credit exposure limits approved by our Senior Loan Committee. Interest rate swaps are considered derivatives but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives are recorded in current earnings and included in other noninterest income in the Condensed Consolidated Statements of Comprehensive Income (Loss).
Interest Rate Lock Commitments and Forward Sale Contracts
In the normal course of business, we sell originated mortgage loans into the secondary mortgage loan market. We also offer interest rate lock commitments to potential borrowers. The commitments are generally for a period of 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. We may encounter pricing risks if interest rates increase significantly before the loan can be closed and sold. We may utilize forward sale contracts in order to mitigate this pricing risk. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate guaranteed for that day by the investor. The rate lock is executed between the mortgagee and us and in turn a forward sale contract may be executed between us and the investor. Both the rate lock commitment and the corresponding forward sale contract for each customer are considered derivatives but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives during the commitment period are recorded in current earnings and included in mortgage banking in the Condensed Consolidated Statements of Comprehensive Income (Loss).

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued
    The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Derivatives not Designated as Hedging Instruments:
Interest Rate Swap Contracts - Commercial Loans
Fair value	$42,177	$78,319	$42,554	$79,033
Notional amount	998,385	983,638	998,385	983,638
Collateral posted	—	—	43,190	77,930
Interest Rate Lock Commitments - Mortgage Loans
Fair value	812	2,900	—	—
Notional amount	22,674	51,053	—	—
Forward Sale Contracts - Mortgage Loans
Fair value	101	—	—	385
Notional amount	$18,915	$—	$—	$47,062
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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Derivatives not Designated as Hedging Instruments:
Gross amounts recognized	$43,746	$82,655	$44,170	$82,626
Gross amounts offset	(1,569)	(4,336)	(1,616)	(3,593)
Net Amounts Presented in the Consolidated Balance Sheets	42,177	78,319	42,554	79,033
Gross amounts not offset(1)	—	—	(43,190)	(77,930)
Net Amount	$42,177	$78,319	$(636)	$1,103
(1) Amounts represent collateral posted for the periods presented and included in other assets on our Consolidated Balance Sheets.
The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$22	$(537)	$337	$(485)
Interest rate lock commitments—mortgage loans	192	86	712	2,877
Forward sale contracts—mortgage loans	(325)	144	(2,314)	(451)
Total Derivatives (Loss)/Gain	$(111)	$(307)	$(1,265)	$1,941

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
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	September 30, 2021	December 31, 2020
Commitments to extend credit	$2,500,541	$2,185,752
Standby letters of credit	90,250	89,095
Total	$2,590,791	$2,274,847
Allowance for Credit Losses on Unfunded Loan Commitments
We maintain an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on our Condensed Consolidated Statements of Comprehensive Income (Loss). The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.
The following table presents activity in the allowance for credit losses on unfunded loan commitments as of the dates presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$4,858	$7,004	$4,467	$3,112
Impact of adopting ASU 2016-13 at January 1, 2020	—	—	—	1,349
Balance after adoption of ASU 2016-13	4,858	7,004	4,467	4,461
Provision for credit losses	1,085	(1,816)	1,476	727
Total	$5,943	$5,188	$5,943	$5,188
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 9. OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the change in components of other comprehensive income (loss) for the periods presented, net of tax effects.

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Change in net unrealized gains/(losses) on debt securities available-for-sale	$(5,676)	$1,211	$(4,465)	$(882)	$188	$(694)
Adjustment to funded status of employee benefit plans (1)	(215)	46	(169)	1,163	(248)	915
Other Comprehensive Income	$(5,891)	$1,257	$(4,634)	$281	$(60)	$221
(1) Pension settlement accounting was recognized during the periods ended September 30, 2021 resulting in a charge of $0.4 million for the three months ended September 30, 2021 immediately recognizing a portion of unrecognized actuarial loss and a remeasurement of our pension obligation.

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in net unrealized gains/(losses) on available-for-sale debt securities	$(15,065)	$3,215	$(11,850)	$24,883	$(5,294)	$19,589
Reclassification adjustment for net (gains)/losses on debt securities available-for-sale included in net income (1)	—	—	—	(142)	30	(112)
Adjustment to funded status of employee benefit plans (1)	2,351	(501)	1,850	2,092	(446)	1,646
Other Comprehensive (Loss)/Income	$(12,714)	$2,714	$(10,000)	$26,833	$(5,710)	$21,123
(1) Pension settlement accounting was recognized during the periods ended September 30, 2021 resulting in a charge of $1.3 million for the nine months ended September 30, 2021 immediately recognizing a portion of unrecognized actuarial loss and a remeasurement of our pension obligation.

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
The investment policy for S&T's defined benefit plan is 90 percent fixed income and 10 percent equity and cash. The expected long-term rate of return on plan assets is 2.42 percent as of September 30, 2021 compared to 3.45 percent for the same period in 2020.
We remeasured our pension obligation and recognized a pension settlement charge of $0.4 million and $1.3 million for the three and nine months ended September 30, 2021. A settlement charge is incurred when the aggregate amount of lump-sum distributions during the year is greater than the sum of the interest cost component of the annual net periodic pension cost.
The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Components of Net Periodic Pension Cost
Interest cost on projected benefit obligation	$721	$905	$2,221	$2,686
Expected return on plan assets	(668)	(970)	(2,029)	(2,913)
Net amortization	246	411	792	1,180
Settlement Charge	370	671	1,296	671
Net Periodic Pension Expense	$669	$1,017	$2,280	$1,624
The components of net periodic pension expense are included in salaries and employee benefits on the Condensed Consolidated Statements of Comprehensive Income (Loss).

NOTE 11. SHARE REPURCHASE PLAN

On March 15, 2021, our Board of Directors authorized an extension of its $50 million share repurchase plan, which was set to expire March 31, 2021. This authorization extended the expiration date of the repurchase plan through March 31, 2022. The plan permits S&T to repurchase from time to time up to the previously authorized $50 million in aggregate value of shares of S&T's common stock, with $37.4 million of capacity remaining at September 30, 2021, through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and S&T's financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds. Any share repurchases will not begin until permissible under applicable laws. During the three and nine months ended September 30, 2021, we had no repurchases. Repurchase activity was suspended in March of 2020 due to the impact of the COVID-19 pandemic. During the year ended December 31, 2020, we repurchased 411,430 common shares at a total cost of $12.6 million, or an average of $30.52 per share.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three and nine month periods ended September 30, 2021 and 2020. Our MD&A should be read in conjunction with our Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
Important Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting S&T and its future business and operations. Forward-looking statements are typically identified by words or phrases such as “will likely result”, “expect”, “anticipate”, “estimate”, “forecast”, “project”, “intend”, “ believe”, “assume”, “strategy”, “trend”, “plan”, “outlook”, “outcome”, “continue”, “remain”, “potential”, “opportunity”, “comfortable”, “current”, “position”, “maintain”, “sustain”, “seek”, “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses and the credit risk of our commercial and consumer loan products; changes in the level of charge-offs and changes in estimates of the adequacy of the allowance for credit losses; cyber-security concerns; rapid technological developments and changes; operational risks or risk management failures by us or critical third parties, including fraud risk; our ability to manage our reputational risks; sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; the transition from LIBOR as a reference rate; regulatory supervision and oversight, including changes in regulatory capital requirements and our ability to address those requirements; unanticipated changes in our liquidity position; changes in accounting policies, practices, or guidance, for example, our adoption of CECL; legislation affecting the financial services industry as a whole, and S&T, in particular; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions, including DNB, cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; reliance on significant customer relationships; an interruption or cessation of an important service by a third-party provider; our ability to attract and retain talented executives and employees; our ability to successfully manage our CEO transition; general economic or business conditions, including the strength of regional economic conditions in our market area; the duration and severity of the coronavirus (“COVID-19”) pandemic, both in our principal area of operations and nationally, including the ultimate impact of the pandemic on the economy generally and on our operations, as well as compliance with any vaccine or testing mandate issued by the U.S. Department of Labor's occupational Safety and Health Administration ("OSHA") or any other government agency; our participation in the Paycheck Protection Program; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; the stability of our core deposit base and access to contingency funding; re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates
Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2021 remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2020 under Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.4 billion at September 30, 2021. We operate in five markets including Western Pennsylvania, Eastern Pennsylvania, Northeast Ohio, Central Ohio and Upstate New York. We provide a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA”.
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

COVID-19 Update

The extent to which the COVID-19 pandemic may adversely impact our business depends on future developments, which remain highly uncertain and unpredictable. The pandemic has had, and we expect that it will continue to have, negative impacts on S&T’s commercial and consumer loan customers and the economy as a whole. The severity and length of the pandemic’s impact on S&T and the U.S. and global economies continue to be unknown. On September 9, 2021, President Biden announced that OSHA is developing a rule that will require all employers with 100 or more employees to ensure their workforce is fully vaccinated or require unvaccinated workers to produce a negative test result on at least a weekly basis before coming to work. As an employer with more than 100 employees, S&T will be required to comply with the rule. We are currently monitoring the requirements and evaluating any potential impact of this rulemaking.
As we navigate through the uncertainty resulting from the pandemic, our first priority remains the safety of both our employees and customers. Our financial performance continues to be negatively impacted in many ways due to the pandemic. We are closely monitoring our asset quality with a focus on the loan portfolios that have been significantly impacted by the pandemic, including our hotel portfolio. We did experience some improvement in our asset quality during the three and nine months ended September 30, 2021, but remain cautious given the current environment. Our balance sheet is asset sensitive resulting in our net interest income and net interest margin, or NIM, being negatively impacted in this low interest rate environment. Loan demand was challenging in the first half of 2021, but we have seen growth trends improving late in the second quarter and for the third quarter of 2021. Net interest income was favorably impacted by PPP loans which contributed $4.2 million and $14.2 million for the three and nine months ended September 30, 2021 to interest income.

Earnings Summary
We recognized net income of $27.6 million, or $0.70 per diluted share and $87.9 million, or $2.24 per diluted share for the three and nine months ended September 30, 2021 compared to a net income of $16.7 million, or $0.43 per diluted share and a net loss of $(3.1) million, or $(0.08) per diluted share for the same periods in 2020. The increase in net income for the three and nine months ended September 30, 2021 was primarily due to a significant decrease of $14.1 million and $115.2 million in our provision for credit losses compared to the same periods in 2020. The significant decrease in the provision for credit losses during the three and nine months ended September 30, 2021 was mainly due to a customer fraud in 2020 that resulted in a $58.7 million charge-off in June of 2020 as well as the impact of the COVID-19 pandemic that resulted in the need for a greater provision in 2020 compared to 2021 based on the relevant economic forecast.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net interest income decreased $0.6 million and $1.8 million to $68.7 million and $207.7 million for the three and nine months ended September 30, 2021 compared to $69.3 million and $209.5 million in 2020. The decrease in interest income was primarily due to lower average loan balances and the low rate interest environment compared to the same periods in 2020. Average loan balances decreased $480.7 million and $320.8 million for the three and nine months ended September 30, 2021 compared to the same periods in 2020. Our net interest margin on an FTE basis (non-GAAP) decreased to 3.14 percent and 3.25 percent for the three and nine months ended September 30, 2021 compared to 3.29 percent and 3.37 percent for the same periods in 2020 primarily due to lower short-term interest rates and higher interest bearing deposits with banks. Net interest margin is reconciled to net interest income adjusted to an FTE basis in the "Net Interest Income" section of this MD&A.
The provision for credit losses, which includes a provision for losses on loans and on unfunded commitments, decreased $14.1 million and $115.2 million to $3.4 million and $9.1 million for the three and nine months ended September 30, 2021 compared to $17.5 million and $124.3 million for the same periods in 2020. The significant decrease in the provision for credit losses during the nine months ended September 30, 2021 was mainly due to the customer fraud previously described above and an improved economic forecast in 2021. The decrease in the provision for credit losses during the three months ended September 30, 2021 was due to an improved economic forecast in 2021 compared to 2020.
Noninterest income decreased $0.6 million and increased $4.4 million for the three and nine months ended September 30, 2021 compared to the same periods in 2020. Debit and credit card and service charges on deposit accounts increased in both the three and nine months ended September 30, 2021 as customer activity has increased in the improving economic environment. Wealth management income increased in both periods due to higher assets under management from market appreciation and an increase in customer activity. Partially offsetting these increases was a decrease in commercial loan swap income due to lower activity as a result of the pandemic and interest rate environment.
Noninterest expense decreased $1.0 million to $47.2 million for the three months ended September 30, 2021 and increased $0.5 million to $138.6 million for the nine months ended September 30, 2021 compared to $48.2 million and $138.1 million for the same periods in 2020. The decrease in noninterest expense for the three months ended September 30, 2021 was mainly due to lower marketing, FDIC insurance and professional services and legal services compared to the prior period. The higher noninterest expense for the nine months ended September 30, 2021 was mainly due to an increase of salaries and employee benefits of $5.7 million offset by lower FDIC insurance, marketing and $2.3 million less of merger-related expenses.
The provision for income taxes increased $3.0 million and $26.3 million to $6.3 million and $20.6 million for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The increase in income tax expense was primarily due to the increase in pretax income for both periods compared to the same periods in 2020. The increase in pretax income in the nine months ended September 30, 2021 was primarily due to the loss incurred from the customer fraud in the same period in 2020 which resulted in a pretax loss and tax benefit. The increase in pretax income for the three months ended September 30, 2021, was primarily due to the reduced provision for credit losses as a result of the improved economic forecast. Our effective tax rate was 18.7 percent and 19.0 percent for the three and nine months ended September 30, 2021 compared to 16.6 percent and (64.5) percent for the same period in 2020. The change in our effective tax rate for the nine months ended September 30, 2021 was primarily due to the increase in pretax income compared to 2020.
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
We believe the presentation of net interest income and net interest margin on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (GAAP) per the Condensed Consolidated Statements of Comprehensive Income (Loss) is reconciled to net interest income adjusted on an FTE basis and net interest margin adjusted on an FTE basis in the "Results of Operations - Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020 - Net Interest Income" section of this MD&A.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2021 Compared to
Three and Nine Months Ended September 30, 2020
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
The following table reconciles interest income per the Condensed Consolidated Statements of Comprehensive Income (Loss) to net interest income and rates on an FTE basis for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Total interest income	$71,769	$76,848	$218,127	$244,916
Total interest expense	3,058	7,572	10,453	35,456
Net Interest Income per Condensed Consolidated Statements of Comprehensive Income (Loss)	68,711	69,276	207,674	209,460
Adjustment to FTE basis	557	780	1,806	2,477
Net Interest Income on an FTE Basis (Non-GAAP)	$69,268	$70,056	$209,480	$211,937
Net interest margin	3.11%	3.25%	3.22%	3.33%
Adjustment to FTE basis	0.03%	0.04%	0.03%	0.04%
Net Interest Margin on an FTE Basis (Non-GAAP)	3.14%	3.29%	3.25%	3.37%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Average Balance Sheet and Net Interest Income Analysis (FTE)

The following tables provide information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$914,370	$374	0.16%	$213,051	$61	0.11%
Securities, at fair value(1)(2)	836,019	4,577	2.19%	759,094	4,570	2.41%
Loans held for sale	3,656	31	3.35%	4,432	34	3.09%
Commercial real estate	3,239,867	30,091	3.68%	3,322,656	33,569	4.02%
Commercial and industrial	1,744,684	18,329	4.17%	2,107,750	18,300	3.45%
Commercial construction	490,940	3,964	3.20%	469,214	4,047	3.43%
Total Commercial Loans	5,475,491	52,384	3.80%	5,899,620	55,916	3.77%
Residential mortgage	875,684	8,792	4.00%	954,861	10,365	4.33%
Home equity	547,984	4,612	3.34%	536,735	5,037	3.73%
Installment and other consumer	92,615	1,366	5.85%	79,649	1,295	6.47%
Consumer construction	13,626	126	3.66%	14,475	157	4.32%
Total Consumer Loans	1,529,909	14,896	3.87%	1,585,720	16,854	4.24%
Total Portfolio Loans	7,005,400	67,279	3.81%	7,485,340	72,770	3.87%
Total Loans(1)(3)	7,009,056	67,310	3.81%	7,489,772	72,804	3.87%
Federal Home Loan Bank and other restricted stock	9,981	65	2.62%	15,157	193	5.11%
Total Interest-earning Assets	8,769,425	72,326	3.28%	8,477,074	77,628	3.65%
Noninterest-earning assets	724,759			815,930
Total Assets	$9,494,184			$9,293,004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$962,139	$184	0.08%	$967,735	$434	0.18%
Money market	2,062,958	911	0.18%	2,074,862	1,713	0.33%
Savings	1,059,904	70	0.03%	923,208	162	0.07%
Certificates of deposit	1,240,345	1,274	0.41%	1,486,016	4,317	1.16%
Total Interest-bearing Deposits	5,325,346	2,439	0.18%	5,451,821	6,626	0.48%
Securities sold under repurchase agreements	71,054	18	0.10%	64,000	41	0.25%
Short-term borrowings	—	—	—%	84,310	81	0.38%
Long-term borrowings	22,841	114	1.99%	49,269	311	2.52%
Junior subordinated debt securities	64,118	487	3.01%	64,057	513	3.19%
Total Borrowings	158,012	619	1.56%	261,636	946	1.44%
Total Interest-bearing Liabilities	5,483,358	3,058	0.22%	5,713,457	7,572	0.53%
Noninterest-bearing liabilities	2,812,185			2,433,665
Shareholders' equity	1,198,641			1,145,882
Total Liabilities and Shareholders' Equity	$9,494,184			$9,293,004
Net Interest Income (1)(2)		$69,268			$70,056
Net Interest Margin (1)(2)			3.14%			3.29%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent for 2021 and 2020.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$669,593	$613	0.12%	$158,771	$449	0.38%
Securities, at fair value(1)(2)	815,197	13,672	2.24%	776,995	14,590	2.50%
Loans held for sale	4,780	108	3.02%	5,407	129	3.17%
Commercial real estate	3,248,417	90,158	3.71%	3,373,466	109,278	4.33%
Commercial and industrial	1,863,447	57,509	4.13%	2,020,179	57,771	3.82%
Commercial construction	479,733	11,851	3.30%	428,977	12,562	3.91%
Total Commercial Loans	5,591,597	159,518	3.81%	5,822,622	179,611	4.12%
Residential mortgage	878,709	27,204	4.13%	974,144	30,934	4.24%
Home equity	538,931	14,085	3.49%	540,220	16,530	4.09%
Installment and other consumer	85,640	3,884	6.06%	79,757	3,942	6.60%
Consumer construction	14,257	525	4.92%	12,587	423	4.49%
Total Consumer Loans	1,517,538	45,698	4.02%	1,606,708	51,829	4.31%
Total Portfolio Loans	7,109,135	205,216	3.86%	7,429,330	231,440	4.16%
Total Loans(1)(3)	7,113,915	205,324	3.86%	7,434,737	231,569	4.16%
Federal Home Loan Bank and other restricted stock	10,579	323	4.07%	19,473	785	5.38%
Total Interest-earning Assets	8,609,284	219,933	3.41%	8,389,976	247,393	3.94%
Noninterest-earning assets	728,314			772,404
Total Assets	$9,337,598			$9,162,380
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$952,297	$636	0.09%	$981,174	$2,425	0.33%
Money market	2,023,583	2,748	0.18%	2,048,466	10,610	0.69%
Savings	1,033,581	291	0.04%	880,673	801	0.12%
Certificates of deposit	1,291,666	4,896	0.51%	1,549,177	17,355	1.50%
Total Interest-bearing Deposits	5,301,126	8,572	0.22%	5,459,490	31,191	0.76%
Securities sold under repurchase agreements	67,872	60	0.12%	60,045	137	0.30%
Short-term borrowings	8,425	12	0.19%	182,623	1,392	1.02%
Long-term borrowings	23,139	346	2.00%	50,292	950	2.52%
Junior subordinated debt securities	64,103	1,463	3.05%	64,099	1,786	3.72%
Total Borrowings	163,539	1,882	1.54%	357,059	4,265	1.60%
Total Interest-bearing Liabilities	5,464,665	10,453	0.26%	5,816,549	35,456	0.81%
Noninterest-bearing liabilities	2,693,530			2,170,447
Shareholders' equity	1,179,403			1,175,384
Total Liabilities and Shareholders' Equity	$9,337,598			$9,162,380
Net Interest Income (1) (2)		$209,480			$211,937
Net Interest Margin			3.25%			3.37%
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net interest income on an FTE basis (non-GAAP) decreased $0.8 million and $2.5 million for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The decline was primarily due to lower average loan balances compared to the prior periods. Net interest income was favorably impacted by PPP loans which contributed $4.2 million and $14.2 million for the three and nine months ended September 30, 2021 compared to $3.2 million and $6.4 million for the same periods in 2020. The net interest margin, or NIM, on an FTE basis (non-GAAP) decreased 15 and 12 basis points for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The decrease in NIM on an FTE basis is primarily due to higher average cash balances in the current periods and the low interest rate environment. PPP loans positively impacted the net interest margin on an FTE basis (non-GAAP) by 10 and 8 basis points for the three and nine months ended September 30, 2021 compared to the negative impact of 7 and 4 basis points in the prior periods.
Interest income on an FTE basis (non-GAAP) decreased $5.3 million and $27.5 million for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The decrease in interest income was primarily due to lower average loan balances and the low rate interest environment compared to the same periods in 2020. Average loan balances decreased $480.7 million and $320.8 million for the three and nine months ended September 30, 2021 compared to the same periods in 2020. Average PPP loans decreased $284.3 million and increased $58.1 million for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The average rate earned on loans decreased 6 and 30 basis points for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to lower short-term interest rates. Average interest-bearing deposits with banks increased $701.3 million and $510.8 million for the three and nine months ended September 30, 2021 compared to the same periods in 2020 due to PPP forgiveness, lower loan balances and a significant increase in average deposits as a result of customer PPP loans and stimulus payments along with customers' liquidity preferences. Overall, the FTE rate on interest-earning assets (non-GAAP) decreased 37 and 53 basis points for the three and nine months ended September 30, 2021 compared to the same periods in 2020.
Interest expense decreased $4.5 million and $25.0 million for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The decreases were primarily due to lower short-term interest rates compared to the same periods in 2020. Average interest-bearing deposits decreased $126.5 million and $158.4 million for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The average rate paid on interest-bearing deposits decreased 30 and 54 basis points compared to the same periods in 2020 primarily due to lower short-term interest rates. The interest-bearing deposit decreases are favorably offset by $425.2 million and $538.4 million increases in demand deposits for the three and nine months ended September 30, 2021. We experienced demand deposit growth due to customer PPP loans and stimulus payments along with customers' liquidity preferences. Brokered deposits decreased $163.1 million and $267.2 million for the three and nine months ended September 30, 2021 compared to the same periods in 2020 due to this funding source no longer being needed. Average total borrowings decreased $103.6 million and $193.5 million for the three and nine months ended September 30, 2021 compared to the same periods in 2020 due to this funding source no longer being needed. Overall, the cost of interest-bearing liabilities decreased 31 and 55 basis points for the three and nine months ended September 30, 2021 compared to the same periods in 2020.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2021 Compared to September 30, 2020			Nine Months Ended September 30, 2021 Compared to September 30, 2020
(dollars in thousands)	Volume (4)	Rate (4)	Total	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$200	$113	$313	$1,444	$(1,280)	$164
Securities, at fair value(1)(2)	463	(456)	7	717	(1,635)	(917)
Loans held for sale	(6)	2	(4)	(15)	(5)	(21)
Commercial real estate	(836)	(2,642)	(3,478)	(4,051)	(15,071)	(19,120)
Commercial and industrial	(3,152)	3,181	29	(4,482)	4,220	(262)
Commercial construction	187	(270)	(82)	1,486	(2,196)	(710)
Total Commercial Loans	(3,801)	270	(3,532)	(7,047)	(13,047)	(20,093)
Residential mortgage	(859)	(713)	(1,573)	(3,031)	(699)	(3,730)
Home equity	106	(530)	(425)	(39)	(2,405)	(2,445)
Installment and other consumer	211	(139)	71	291	(349)	(58)
Consumer construction	(9)	(22)	(31)	56	46	102
Total Consumer Loans	(552)	(1,405)	(1,958)	(2,723)	(3,408)	(6,131)
Total Portfolio Loans	(4,354)	(1,136)	(5,491)	(9,770)	(16,455)	(26,224)
Total Loans (1)(3)	(4,360)	(1,134)	(5,494)	(9,785)	(16,460)	(26,244)
Federal Home Loan Bank and other restricted stock	(66)	(62)	(128)	(359)	(104)	(462)
Change in Interest Earned on Interest-earning Assets	$(3,762)	$(1,539)	$(5,301)	$(7,981)	$(19,478)	$(27,460)
Interest paid on:
Interest-bearing demand	$(3)	$(247)	$(250)	$(71)	$(1,718)	$(1,789)
Money market	(10)	(793)	(803)	(129)	(7,733)	(7,862)
Savings	24	(117)	(93)	139	(649)	(510)
Certificates of deposit	(714)	(2,329)	(3,043)	(2,885)	(9,574)	(12,459)
Total Interest-bearing Deposits	(702)	(3,486)	(4,188)	(2,946)	(19,674)	(22,620)
Securities sold under repurchase agreements	4	(27)	(23)	18	(95)	(77)
Short-term borrowings	—	—	—	—	—	—
Long-term borrowings	(167)	(30)	(197)	(513)	(91)	(604)
Junior subordinated debt securities	—	(26)	(26)	—	(323)	(322)
Total Borrowings	(162)	(84)	(246)	(495)	(508)	(1,003)
Change in Interest Paid on Interest-bearing Liabilities	(864)	(3,569)	$(4,433)	(3,441)	(20,182)	(23,623)
Change in Net Interest Income	$(2,898)	$2,030	$(868)	$(4,540)	$703	$(3,837)
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

Provision for Credit Losses
The provision for credit losses, which includes a provision for losses on loans and on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. The provision for credit losses decreased $14.1 million and $115.2 million to $3.4 million and $9.1 million for the three and nine months ended September 30, 2021 compared to $17.5 million and $124.3 million for the same periods in 2020. The provision for credit losses included $1.1 million and $1.5 million for the reserve for unfunded commitments for the three and nine months ended September 30, 2021 compared to $(1.8) million and $0.7 million for the same periods in 2020. The increase in the reserve for unfunded loan commitments for the three and nine months ended September 30, 2021 was due to an increase in overall unused commitments in the C&I portfolio and an increase in loss rates primarily in the construction portfolio
The significant decrease in the provision for credit losses during the nine months ended September 30, 2021 was mainly due to the customer fraud in 2020 discussed below. The decrease in the provision for credit losses during the three and nine months ended September 30, 2021 was due to an improved economic forecast in 2021 compared to 2020. Our economic

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
forecast covers a period of two years and is driven primarily by national unemployment data. The forecasted national unemployment rate improved at September 30, 2021 compared to the same time in 2020.
For the three and nine months ended September 30, 2021, we had net charge-offs of $3.6 million and $16.9 million compared to $12.9 million and $92.1 million for the same periods in 2020. The most significant charge-offs for the nine months ended September 30, 2021 were to three CRE relationships totaling $10.1 million and a C&I relationship totaling $3.9 million.
During the three months ended June 30, 2020, we recognized a charge-off of $58.7 million related to a customer fraud from a check kiting scheme. We continue to pursue all available resources of recovery to mitigate the loss. The customer also had a lending relationship of $15.1 million that had $8.9 million of charge-offs during 2020 and $0.5 million during the three months ended March 31, 2021. We received recoveries of $0.9 million on the lending relationship for the nine months ended September 30, 2021.
Nonperforming loans increased $27.2 million to $111.3 million at September 30, 2021 compared to $84.1 million at September 30, 2020. The increase in nonperforming loans primarily related to the addition of $36.0 million of hotel loans which moved to nonperforming during the fourth quarter of 2020 as a result of continued deterioration due to the pandemic and the addition of a $21.7 million C&I relationship which moved to nonperforming during the three months ended September 30, 2021 due to financial deterioration that led to cash flow shortfalls. A specific reserve of $9.3 million was established based on an estimated enterprise value of the company. The increase in nonperforming loans was partially offset by two CRE hotel loans totaling $11.8 million that moved back to performing status and two CRE loans totaling $12.2 million that moved to OREO, all of which occurred during the three months ended September 30, 2021. An additional offset to the increase in nonperforming loans was a $4.9 million charge-off of a CRE relationship which occurred during the three months ended June 30, 2021.
Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net gain on sale of securities	$—	$—	$—	—	$29	$142	$(113)	(79.6)
Debit and credit card	4,579	4,171	408	9.8%	13,486	11,264	2,222	19.7%
Mortgage banking	2,162	3,964	(1,802)	(45.5)%	8,206	7,823	383	4.9%
Service charges on deposit accounts	3,923	3,303	620	18.8%	11,039	10,124	915	9.0%
Wealth management	3,464	2,522	942	37.4%	9,576	7,471	2,105	28.2%
Commercial loan swap income	184	499	(315)	(63.1)%	577	3,928	(3,351)	(85.3)%
Other	1,534	2,024	(490)	(24.2)%	5,595	3,358	2,237	66.6%
Total Noninterest Income	$15,846	$16,483	$(637)	(3.9)%	$48,508	$44,110	$4,397	10.0%
Noninterest income decreased $0.6 million and increased $4.4 million for the three and nine months ended September 30, 2021 compared to the same periods in 2020. Debit and credit card income increased $0.4 million and $2.2 million for the three and nine months ended September 30, 2021 due to increased activity related to the improving economic environment and increased merchant revenue. Service charges on deposit accounts increased $0.6 million and $0.9 million due to fee changes and the improving economic environment. Wealth management income increased $0.9 million and $2.1 million due to higher assets under management from market appreciation and an increase in customer activity. Mortgage banking decreased $1.8 million for the three months ended and increased $0.4 million for the nine months ended September 30, 2021.The decrease for the three months ended primarily related to a lower volume of loans sold than in the prior year same period. The increase for the nine months ended was mainly due to changes in the valuation of the mortgage derivative and mortgage servicing rights compared to the same periods in 2020. Other income decreased $0.5 million for the three months ended September 30, 2021 and increased $2.2 million for the nine months ended September 30, 2021 due to changes in the valuation of our deferred compensation plan, which has a corresponding offset in salaries and employee benefits expense resulting in no impact to net income, and the change in value in the equity securities portfolio compared to the same periods in 2020. Commercial loan swap income decreased $0.3 million and $3.4 million for the three and nine months ended September 30, 2021 as activity was significant in the first half of 2020, but activity has declined due to the pandemic and the interest rate environment.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Salaries and employee benefits(1)	$25,228	$24,571	$657	2.7%	$73,070	$67,326	$5,744	8.5%
Data processing and information technology(1)	4,001	4,218	(217)	(5.1)%	12,012	11,671	341	2.9%
Occupancy(1)	3,660	3,441	219	6.4%	10,921	10,643	278	2.6%
Furniture, equipment and software(1)	2,745	2,440	305	12.5%	7,787	7,965	(178)	(2.2)%
Professional services and legal(1)	1,550	1,911	(361)	(18.9)%	4,718	4,890	(172)	(3.5)%
FDIC insurance	1,210	1,900	(690)	(36.3)%	3,180	3,718	(538)	(14.5)%
Marketing(1)	890	1,793	(903)	(50.4)%	3,208	3,883	(675)	(17.4)%
Other taxes	1,830	1,612	218	13.5%	5,098	4,816	282	5.9%
Merger related expenses	—	—	—	—%	—	2,342	(2,342)	(100.0)%
Other(1)	6,127	6,360	(233)	(3.7)%	18,656	20,861	(2,205)	(10.6)%
Total Noninterest Expense	$47,241	$48,246	$(1,005)	(2.1)%	$138,650	$138,115	$535	0.4%
(1) Excludes merger related expenses for 2020 amounts only

Noninterest expense decreased $1.0 million to $47.2 million for the three months ended September 30, 2021 and increased $0.5 million to $138.6 million for the nine months ended September 30, 2021 compared to the same periods in 2020. Salaries and employee benefits increased $0.7 million and $5.7 million for the three and nine months ended September 30, 2021 due to higher deferred origination costs related to PPP loans in 2020, higher payroll incentives and restricted stock expense, a change in the valuation related to a deferred compensation plan, which has a corresponding offset in other noninterest income resulting in no impact to net income, and higher pension expense due to an increase in retirees electing lump-sum distributions causing settlement accounting and higher medical expenses. Professional services and legal expenses decreased $0.4 million for the three months ended September 30, 2021 and decreased $0.2 million for the nine months ended September 30, 2021 mainly due to lower legal expense for both periods. FDIC insurance decreased $0.7 million and $0.5 million for the three and nine months ended September 30, 2021 due to improvements in the financial ratios used to determine the assessment. Marketing expense decreased $0.9 million and $0.7 million for the three and nine months ended due to the timing of various initiatives. Other noninterest expense decreased during the nine months ended September 30, 2021 due to lower amortization related to our qualified affordable housing projects and core deposit intangible asset compared to the same period in 2020. Total merger related expenses of $2.3 million for the nine months ended September 30, 2020 included $1.4 million of salaries and employee benefits, $0.4 million for data processing, $0.2 million for professional services and $0.3 million in various other expenses.
Provision for Income Taxes
The provision for income taxes increased $3.0 million and $26.3 million to $6.3 million and $20.6 million for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The increase in income tax expense was primarily due to the increase in pretax income for both periods compared to the same periods in 2020. The increase in pretax income in the nine months ended September 30, 2021 was primarily due to the loss incurred from the customer fraud in the same period in 2020 and for the three months ended September 30, 2021, was primarily due to the reduced provision for credit losses as a result of the improved economic forecast. Our effective tax rate was 18.7 percent and 19.0 percent for the three and nine months ended September 30, 2021 compared to 16.6 percent and (64.5) percent for the same period in 2020. The change in our effective tax rate for the three and nine months ended September 30, 2021 was primarily due to the increases in pretax income compared to 2020.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Condition as of September 30, 2021
Total assets increased $468.2 million to $9.4 billion at September 30, 2021 compared to $9.0 billion at December 31, 2020. Cash and due from banks increased $704.7 million to $934.4 million at September 30, 2021 compared to December 31, 2020 due to PPP forgiveness and a significant increase in deposits as a result of government stimulus programs, a second round of PPP loans and our customers' liquidity preferences. Total portfolio loans decreased $255.8 million to $7.0 billion at September 30, 2021 compared to $7.2 billion at December 31, 2020. The commercial loan portfolio decreased $249.7 million compared to December 31, 2020. C&I loans decreased $255.7 million which mainly related to a net decline in PPP loans of $284.4 million since December 31, 2020. The consumer loan portfolio decreased $6.0 million with decreases in residential mortgage of $30.5 million and consumer construction of $5.5 million offset by increases in home equity of $13.2 million and other consumer of $16.7 million. Excluding the PPP loans, portfolio loans increased $28.7 million compared to December 31, 2020.
Securities increased $96.4 million to $870.1 million at September 30, 2021 from $773.7 million at December 31, 2020. The increase in securities is primarily due to an increase in overall investing activities. The bond portfolio had a net unrealized gain of $18.3 million at September 30, 2021 compared to $33.4 million at December 31, 2020 due to rising long-term interest rates during the first nine months of 2021.
Our deposits increased $524.6 million, with total deposits of $7.9 billion at September 30, 2021 compared to $7.4 billion at December 31, 2020. Customer deposits increased $587.8 million from December 31, 2020. The increase in customer deposits primarily related to government stimulus programs, PPP loans and our customers' liquidity preferences. Total brokered deposits decreased $63.2 million from December 31, 2020 due to a reduced need for wholesale funding due to strong customer deposit growth.
Total borrowings decreased $68.5 million to $159.4 million at September 30, 2021 compared to $227.9 million at December 31, 2020 due to increased customer deposits. The decrease in borrowings is primarily related to a decline in short-term borrowings of $75.0 million compared to December 31, 2020.
Total shareholders’ equity increased by $47.0 million to $1.2 billion at both September 30, 2021 and December 31, 2020. The increase was primarily due to net income of $87.9 million offset partially by dividends of $33.0 million and a decrease in other comprehensive income of $10.0 million. The $10.0 million decrease in other comprehensive income was due to a $11.9 million decrease in unrealized gains on our available-for-sale investment securities and a $1.9 million change in the funded status of our employee benefit plans, net of taxes.
Securities Activity

(dollars in thousands)	September 30, 2021	December 31, 2020	$ Change
U.S. Treasury securities	$85,300	$10,282	$75,018
Obligations of U.S. government corporations and agencies	71,205	82,904	(11,699)
Collateralized mortgage obligations of U.S. government corporations and agencies	208,985	209,296	(311)
Residential mortgage-backed securities of U.S. government corporations and agencies	60,442	67,778	(7,336)
Commercial mortgage-backed securities of U.S. government corporations and agencies	356,506	273,681	82,825
Corporate obligations	500	2,025	(1,525)
Obligations of states and political subdivisions	86,056	124,427	(38,371)
Available-for-Sale Debt Securities	868,994	770,393	98,601
Marketable equity securities	1,127	3,300	(2,173)
Total Securities	$870,121	$773,693	$96,428
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities increased $96.4 million to $870.1 million at September 30, 2021 from $773.7 million at December 31, 2020. The increase in securities is primarily due to an increase in overall investing activities due to excess liquidity.
At September 30, 2021 our bond portfolio was in a net unrealized gain position of $18.3 million compared to a net unrealized gain position of $33.4 million at December 31, 2020. At September 30, 2021 total gross unrealized gains in the bond portfolio were $21.4 million offset by gross unrealized losses of $3.1 million compared to December 31, 2020, when total gross unrealized gains were $33.5 million offset by gross unrealized losses of $0.1 million. The decrease in the net unrealized gain position was primarily due to an increase in interest rates from December 31, 2020 to September 30, 2021.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Loan Composition

	September 30, 2021		December 31, 2020
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$3,225,863	46.3%	$3,244,974	44.9%
Commercial and industrial	1,698,784	24.4%	1,954,453	27.0%
Commercial construction	499,317	7.2%	474,280	6.6%
Total Commercial Loans	5,423,964	77.8%	5,673,707	78.5%
Consumer
Consumer real estate	1,448,517	20.8%	1,471,238	20.4%
Other consumer	97,606	1.4%	80,915	1.1%
Total Consumer Loans	1,546,123	22.2%	1,552,153	21.5%
Total Portfolio Loans	6,970,087	100.0%	7,225,860	100.0%
Loans held for sale	4,303		18,528
Total Loans	$6,974,389		$7,244,388
The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower’s industry or the overall economic climate can significantly impact the borrower’s ability to pay. As of September 30, 2021, 73 percent of our total loans are variable rate loans and 27 percent are fixed rate loans. Total portfolio loans decreased $255.8 million to $7.0 billion at September 30, 2021 compared to December 31, 2020. Portfolio loans excluding PPP loans increased $28.7 million compared to December 31, 2020.
Commercial loans, including CRE, C&I and commercial construction, comprised 77.8 percent of total portfolio loans at September 30, 2021 and 78.5 percent at December 31, 2020. The commercial loan portfolio decreased $249.7 million at September 30, 2021 compared to December 31, 2020. C&I loans decreased $255.7 million at September 30, 2021 which mainly related to a net PPP decline of $284.5 million since December 31, 2020.
As of September 30, 2021, we had $181.0 million of PPP loans included in C&I compared to $465.5 million at December 31, 2020. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. These loans carry a fixed rate of 1 percent and a term of two years, or five years for loans approved by the SBA on or after June 5, 2020. Payments are deferred for the first six months of the loan. The loans are 100 percent guaranteed by the SBA. The SBA pays us a processing fee ranging from 1 percent to 5 percent based on the size of the loan.
Consumer loans represent 22.2 percent of our total portfolio loans at September 30, 2021 and 21.5 percent in December 31, 2020. The consumer loan portfolio decreased $6.0 million at September 30, 2021 with decreases in residential mortgage of $30.4 million and consumer construction of $5.5 million offset by increases in home equity of $13.2 million and other consumer of $16.7 million.

Allowance for Credit Losses
We maintain an ACL at a level determined to be adequate to absorb estimated expected credit losses within the loan portfolio over the contractual life of an instrument that considers our historical loss experience, current conditions and forecasts of future economic conditions as of the balance sheet date. We develop and document a systematic ACL methodology based on the following portfolio segments: 1) Commercial Real Estate, or CRE, 2) Commercial and Industrial, or C&I, 3) Commercial Construction, 4) Business Banking, 5) Consumer Real Estate and 6) Other Consumer. Refer to Part 1. Financial Information, Note 6. Allowance for Credit Losses for details on our portfolio segments.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents activity in the ACL for the periods presented:

	Nine Months Ended September 30, 2021
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$65,656	$16,100	$7,239	$15,917	$10,014	$2,686	$117,612
Provision for credit losses on loans(1)	(2,922)	14,552	54	(2,736)	(1,335)	(1)	7,612
Charge-offs	(12,030)	(4,777)	(56)	(1,494)	(422)	(698)	(19,477)
Recoveries	966	364	5	454	267	545	2,601
Net (Charge-offs)/Recoveries	(11,064)	(4,413)	(51)	(1,040)	(155)	(153)	(16,876)
Balance at End of Period	$51,670	$26,239	$7,242	$12,141	$8,524	$2,532	$108,348
(1) Excludes the provision for credit losses for unfunded commitments.

	September 30, 2021	December 31, 2020
Ratio of net charge-offs to average loans outstanding(1)	0.32%	0.61%	(2)
Allowance for credit losses as a percentage of total portfolio loans	1.55%	1.63%
Allowance for loan losses as a percentage of total portfolio loans - excluding PPP loans	1.60%	1.74%
Allowance for credit losses to nonperforming loans	97%	80%
(1) Annualized
(2) Excludes $58.7 million loan charge-off related to a customer fraud in the three months ended June 30, 2020.
The ACL decreased $9.3 million to $108.3 million at September 30, 2021 compared to $117.6 million at December 31, 2020. Our total qualitative reserve decreased $8.7 million for the period ended September 30, 2021 compared to December 31, 2020 due to improved economic trends and forecast. Specific reserves on loans individually assessed decreased $3.6 million to $9.9 million at September 30, 2021 compared to $13.5 million at December 31, 2020. The decrease in specific reserves was a result of approximately $7.5 million of loan charge-offs. Additionally, $4.1 million of specific reserves were released related to three CRE hotel loans due to fair value improvements during the three months ended September 30, 2021. Offsetting this decrease in specific reserves was the addition of a $21.7 million C&I loan which required a $9.3 million specific reserve at September 30, 2021.
Net loan charge-offs were $3.6 million, or 0.21 percent of average loans and $16.9 million, or 0.32 percent of average loans for the three and nine months ended September 30, 2021. The most significant charge-offs for the nine months ending September 30, 2021 were three CRE relationships for a total of $10.1 million and a C&I relationship for $3.9 million. The charge-offs were the result of fair value declines.
Substandard loans decreased $3.9 million to $283.2 million at September 30, 2021 compared to $287.1 million at December 31, 2020. The decrease in substandard loans was primarily due to charge-offs of $10.7 million, payoffs of three CRE relationships for a total of $14.4 million and two CRE loans for a total of $12.2 million that moved to OREO. The decrease in substandard loans was offset by the addition of two CRE relationships totaling $16.8 million and a C&I relationship totaling $21.7 million which were all downgraded to substandard due to financial deterioration that led to cash flow shortfalls. Special mention loans improved significantly from December 31, 2020 with a decrease of $58.2 million, or 21.6 percent, to $211.7 million at September 30, 2021 compared to $269.9 million at December 31, 2020. The decrease in special mention loans was primarily due to various payoffs and upgrades to pass ratings.
Troubled debt restructurings, or TDRs, decreased $18.9 million to $27.8 million at September 30, 2021 compared to $46.7 million at December 31, 2020. The decrease in TDRs was primarily due to payoffs of $4.8 million and $3.7 million on two CRE relationships and a $6.1 million CRE loan moved to OREO at September 30, 2021. Total TDRs of $27.8 million included $13.8 million, or 49.6 percent, that were performing and $14.0 million, or 50.4 percent, that were nonperforming at September 30, 2021.
Our allowance for credit losses on unfunded commercial lending commitments and letters of credit provide for the risk of expected loss in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on our Condensed Consolidated Statements of Comprehensive Income (Loss). The allowance for unfunded loan commitments increased $1.4 million to $5.9 million at September 30, 2021 compared to $4.5 million at December 31, 2020. This change was due to an increase in the overall unused commitments in the C&I portfolio and higher loss rates, primarily in the construction portfolio. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(dollars in thousands)	September 30, 2021	December 31, 2020	$ Change
Nonperforming Loans
Commercial real estate	$43,704	$84,416	$(40,712)
Commercial and industrial	33,909	7,100	26,809
Commercial construction	4,053	384	3,669
Business banking	8,729	16,692	(7,963)
Consumer real estate	6,695	8,798	(2,103)
Other Consumer	189	96	93
Total Nonperforming Loans	97,279	117,486	(20,207)
Nonperforming Troubled Debt Restructurings
Commercial real estate	11,093	16,654	(5,561)
Commercial and industrial	—	9,885	(9,885)
Commercial construction	—	—	—
Business banking	1,492	430	1,062
Consumer real estate	1,448	2,319	(871)
Other Consumer	—	—	—
Total Nonperforming Troubled Debt Restructurings	14,033	29,288	(15,255)
Total Nonperforming Loans(1)	111,312	146,774	(35,462)
OREO	13,370	2,155	11,215
Total Nonperforming Assets	$124,682	$148,929	$(24,247)
Asset Quality Ratios:
Nonperforming loans as a percent of total portfolio loans	1.60%	2.03%
Nonperforming assets as a percent of total portfolio loans plus OREO	1.78%	2.06%
(1) Included in nonperforming commercial loans is $1.7 million of loans held for sale

Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past the contractual due date. Nonperforming loans decreased $35.5 million to $111.3 million at September 30, 2021 compared to $146.8 million at December 31, 2020. The significant decrease in nonperforming loans primarily related to the payoff of three CRE relationships for a total of $14.4 million, charge-offs of four commercial relationships for a total of $14.3 million, two loans moving to OREO for a total of $12.2 million and two CRE hotel loans returning to performing status for a total of $11.8 million. Offsetting the decrease in nonperforming loans was the addition of a $21.7 million C&I loans during the three months ended September 30, 2021.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Deposits

(dollars in thousands)	September 30, 2021	December 31, 2020	$ Change
Customer Deposits
Noninterest-bearing demand	$2,652,314	$2,261,994	$390,320
Interest-bearing demand	971,321	864,510	106,811
Money market	2,045,320	1,887,051	158,269
Savings	1,074,896	969,508	105,388
Certificates of deposit	1,196,268	1,369,239	(172,971)
Total Customer Deposits	7,940,119	7,352,302	587,817
Brokered Deposits
Money market	—	50,012	(50,012)
Certificates of deposit	5,000	18,224	(13,224)
Total Brokered Deposits	5,000	68,236	(63,236)
Total Deposits	$7,945,119	$7,420,538	$524,581

Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits increased $524.6 million, or 7.1 percent, at September 30, 2021 compared to December 31, 2020. Total customer deposits increased $587.8 million from December 31, 2020. The increase in customer deposits is primarily related to government stimulus programs, PPP loans and our customers’ liquidity preferences. Total brokered deposits decreased $63.2 million from December 31, 2020 due to a reduced need for this funding given the customer deposit growth. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
Borrowings

(dollars in thousands)	September 30, 2021	December 31, 2020	$ Change
Securities sold under repurchase agreements	$72,586	$65,163	$7,423
Short-term borrowings	—	75,000	(75,000)
Long-term borrowings	22,693	23,681	(988)
Junior subordinated debt securities	64,128	64,083	45
Total Borrowings	$159,407	$227,927	$(68,520)

Borrowings are an additional source of funding for us. Total borrowings decreased $68.5 million compared to December 31, 2020 due to increased customer deposits. Total short-term borrowings decreased $75.0 million, compared to December 31, 2020. We prepaid a $9.8 million junior subordinated debt security with a rate of 4.25% on October 1, 2021.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information pertaining to short-term borrowings is summarized in the tables below for the nine months ended September 30, 2021 and for the twelve months ended December 31, 2020.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	September 30, 2021	December 31, 2020
Balance at the period end	$72,586	$65,163
Average balance during the period	$67,872	$57,673
Average interest rate during the period	0.12%	0.29%
Maximum month-end balance during the period	$73,591	$92,159
Average interest rate at the period end	0.10%	0.25%

	Short-Term Borrowings
(dollars in thousands)	September 30, 2021	December 31, 2020
Balance at the period end	$—	$75,000
Average balance during the period	$8,425	$155,753
Average interest rate during the period	0.19%	0.92%
Maximum month-end balance during the period	$25,000	$410,240
Average interest rate at the period end	—%	0.19%
Information pertaining to long-term borrowings is summarized in the tables below for the nine months ended September 30, 2021 and for the twelve months ended December 31, 2020.

	Long-Term Borrowings
(dollars in thousands)	September 30, 2021	December 31, 2020
Balance at the period end	$22,693	$23,681
Average balance during the period	$23,139	$47,953
Average interest rate during the period	2.00%	2.50%
Maximum month-end balance during the period	$23,549	$50,635
Average interest rate at the period end	1.96%	2.03%

	Junior Subordinated Debt Securities
(dollars in thousands)	September 30, 2021	December 31, 2020
Balance at the period end	$64,128	$64,083
Average balance during the period	$64,103	$64,092
Average interest rate during the period	3.05%	3.57%
Maximum month-end balance during the period	$64,128	$64,848
Average interest rate at the period end	2.87%	3.01%

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
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate, and high. At September 30, 2021, we had $1.3 billion in highly liquid assets, which consisted of $855.6 million in interest-bearing deposits with banks, $434.0 million in unpledged securities and $4.3 million in loans held for sale. This resulted in a highly liquid assets to total assets ratio of 13.7 percent at September 30, 2021. Also, at September 30, 2021, we had remaining borrowing availability of $2.5 billion with the FHLB of Pittsburgh. For more information regarding our outstanding borrowings refer to the "Financial Condition- Borrowings" section of this MD&A for more details.
The following table summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	September 30, 2021		December 31, 2020
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$881,306	9.65%	$825,515	9.43%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	852,306	12.07%	796,515	11.33%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	881,306	12.48%	825,515	11.74%
Total capital to risk-weighted assets	8.00%	10.00%	992,685	14.06%	944,686	13.44%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$856,926	9.39%	$810,636	9.27%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	856,926	12.15%	810,636	11.55%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	856,926	12.15%	810,636	11.55%
Total capital to risk-weighted assets	8.00%	10.00%	962,456	13.64%	922,007	13.14%

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
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of September 30, 2021, we had not issued any securities pursuant to this shelf registration statement.
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
The table below reflects the rate shock analyses results for the 1-12 and 13-24 month periods of pretax net interest income and EVE.

	September 30, 2021			December 31, 2020
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	29.5	37.3	20.3	15.8	28.5	28.5
300	21.9	27.8	21.4	11.7	21.3	29.0
200	14.5	18.8	19.6	7.7	14.3	25.6
100	6.8	9.2	12.5	4.4	8.0	17.7
-100	(4.5)	(8.3)	(27.0)	(2.8)	(5.7)	(28.2)
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
Our rate shock analyses show an improvement in the percentage change in pretax net interest income in the rates up scenarios and a decline in the rates down scenarios when comparing September 30, 2021 to December 31, 2020. We have become more asset sensitive due to our increased balances at the Federal Reserve. Our EVE analyses show a decline in the percentage change in EVE in the rates up scenarios and an improvement in the rates down scenario when comparing September 30, 2021 to December 31, 2020. The EVE decline is due to the impact of a steepened yield curve on the value of non-maturity deposits.

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

S&T BANCORP, INC. AND SUBSIDIARIES

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of September 30, 2021. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2021, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.
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

Christopher J. McComish was appointed Chief Executive Officer (CEO) of S&T and S&T Bank, effective August 23, 2021 (the “Effective Date”) and was appointed to the Boards of Directors of S&T and S&T Bank on the Effective Date. David G. Antolik, who served as Interim Chief Executive Officer since April 2021 through the Effective Date, continues to serve as President of S&T and S&T Bank and as a member of the Boards of Directors of S&T and S&T Bank. Our future performance will depend, in part, on the successful transition of our new CEO. This transition may be disruptive to our business, and if we are unable to execute an orderly transition and successfully integrate our new CEO into our management team, our revenue, results of operations, and financial condition may be adversely affected. Further, if our new CEO formulates different or changed views, the future strategy and plans of S&T may differ materially from those of the past.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table is a summary of our purchases of common stock during the third quarter of 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Approximate dollar value of shares that may yet be purchased under the plan
				$37,441,683
07/01/2021 - 07/31/2021	—	$—	—	37,441,683

08/01/2021 - 08/31/2021	—	—	—	37,441,683

09/01/2021 - 09/30/2021	—	—	—	37,441,683
Total	—	$—	—	$37,441,683
(1) On March 15, 2021, our Board of Directors authorized an extension of the $50 million share repurchase plan, which was set to expire March 31, 2021. This authorization extended the expiration date of the repurchase plan through March 31, 2022. The plan permits S&T to repurchase from time to time up to the previously authorized $50 million in aggregate value of shares of S&T's common stock, with $37.4 million of capacity remaining at September 30, 2021, through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and S&T's financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund repurchases from cash on hand and internally generated funds. Share repurchases will not occur unless permissible under applicable laws.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None
Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated June 5, 2019, by and between DNB Financial Corporation and S&T Bancorp, Inc. Filed as Exhibit 2.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on June 5, 2019, and incorporated herein by reference.
3.1	Amended and Restated Articles of Incorporation of S&T Bancorp, Inc. Filed as Exhibit 3.1 to S&T Bancorp, Inc. Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2021 filed on August 4, 2021, and incorporated herein by reference.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

S&T BANCORP, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

November 3, 2021	/s Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)