Form 10-K
period 2021-12-31
S&T BANCORP INC
filed 2022-02-28
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2021
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate estimated fair value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021:
Common Stock, $2.50 par value – $1,148,828,816
The number of shares outstanding of each of the registrant's classes of common stock as of February 25, 2022:
Common Stock, $2.50 par value –36,703,796
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of S&T Bancorp, Inc., to be filed pursuant to Regulation 14A for the annual meeting of shareholders to be held May 16, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.  BUSINESS
General
S&T Bancorp, Inc. was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and is registered with the Board of Governors of the Federal Reserve System, or the Federal Reserve Board, under the Bank Holding Company Act of 1956, as amended, or the BHCA, as a bank holding company and a financial holding company. S&T Bancorp, Inc. has five active direct wholly-owned subsidiaries including S&T Bank, 9th Street Holdings, Inc., STBA Capital Trust I, DNB Capital Trust I and DNB Capital Trust II, and owns a 50 percent interest in Commonwealth Trust Credit Life Insurance Company, or CTCLIC. DNB Capital Trust I and DNB Capital Trust II were acquired with the DNB merger on November 30, 2019. When used in this Report, “S&T”, “we”, “us” or “our” may refer to S&T Bancorp, Inc. individually, S&T Bancorp, Inc. and its consolidated subsidiaries or certain of S&T Bancorp, Inc.’s subsidiaries or affiliates, depending on the context. As of December 31, 2021, we had approximately $9.5 billion in assets, $7.0 billion in total loans, $8.0 billion in deposits and $1.2 billion in shareholders’ equity.
On November 30, 2019, pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of June 5, 2019 (the “Merger Agreement”), by and between S&T Bancorp, Inc. (“S&T”) and DNB Financial Corporation (“DNB”), DNB merged with and into S&T (the “DNB Merger”), with S&T continuing as the surviving corporation. At the effective time of the DNB Merger, each share of the common stock of DNB issued and outstanding was converted into the right to receive 1.22 shares of S&T common stock. The transaction was valued at $201.0 million and added total assets of $1.1 billion, including $909.0 million in loans, as well as $967.3 million in deposits.
S&T Bank is a full-service bank that operates in five markets including Western Pennsylvania, Eastern Pennsylvania, Northeast Ohio, Central Ohio and Upstate New York. S&T Bank deposits are insured by the Federal Deposit Insurance Corporation, or FDIC, to the maximum extent provided by law. S&T Bank has four active wholly-owned operating subsidiaries including S&T Insurance Group, LLC, S&T Bancholdings, Inc., Stewart Capital Advisors, LLC, and DN Acquisition Company, Inc.
Through S&T Bank and our non-bank subsidiaries, we offer consumer, commercial and small business banking services, which include accepting time and demand deposits and originating commercial and consumer loans, brokerage services and trust services including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits. We also manage private investment accounts for individuals and institutions through our registered investment advisor. Total Wealth Management assets under administration, which are not accounted for as part of our assets, were
$2.3 billion at December 31, 2021.
The main office of both S&T Bancorp, Inc. and S&T Bank is located at 800 Philadelphia Street, Indiana, Pennsylvania, and our phone number is (800) 325-2265.
Human Capital Management
As part of our mission to become the financial services provider of choice within the markets that we serve, we strive to employ talented people who are based in these communities and are dedicated to providing the best financial products and services to our customers. Our commitment to every customer starts with a talented team. To attract and retain our talented team we strive to make S&T an inclusive, safe and healthy workplace that provides our employees with opportunities to grow and develop. We consider our employees to be the bedrock of the company and instrumental in assisting our customers address the challenges facing our markets, in particular, during the ongoing COVID-19 pandemic. As of December 31, 2021, we had approximately 1,160 full time equivalent employees.

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

Item 1.  BUSINESS -- continued

Diversity and Inclusion
S&T Bank fosters a diverse work culture where employees work together to better our company, services and community.
We are committed to promoting a diverse workforce and developing all people through:
•Equal Opportunity Employment
•Educating our employees and board of directors
•Fostering a culture to address employees’ and customers’ needs
•Partnering with diverse vendors

Our Compensation and Benefits Committee of the Board of Directors oversees our diversity and inclusion strategy, and at least annually, measures the success of diversity and inclusion initiatives by reviewing S&T’s strategies and statistics from S&T’s Human Capital Management System.
Diversity, equity, and inclusion, or DEI, is a commitment that we are focused on through various avenues to create awareness, provide education, support our colleagues and communities, develop and improve products and services, partner with diverse vendors and drive results tied to our overall organizational strategy. As part of our DEI strategy, our DEI Advisory Committee is expected to launch during 2022. The DEI Advisory Committee will be co-chaired by our Chief Executive Officer and Chief Human Resources Officer and be made up of colleagues from departments across our organization. Through a partnership with a vendor who specializes in diversity, the DEI Advisory Committee will work to develop objectives for the organization and metrics that will help us to understand our current state and what initiatives are needed to enhance our DEI strategy.
Talent Development and Training
Our Corporate Training Department maintains oversight of all training to ensure that it is implemented and monitored properly and encourages career development for our employees. Our training program offers a blended learning approach comprised of classroom and online course delivery. In 2020, many training sessions were converted to a virtual format through webinars and learning management system delivery for regulatory, compliance, skill-based, technology, leadership and career development. Certain trainings are conducted live based on the needs of the program. In 2021, our employees logged approximately 64,300 training hours, on average 56 hours per employee, which is an increase of approximately 15 percent compared to 2020.
Safety, Health and Wellness
The safety, health and well being of our employees is a top priority. We offer our employees and their families access to a variety of flexible and convenient health and welfare programs that provide resources to help them maintain and/or improve their physical and mental health. We also have a financial wellness program that assists our employees and their families with budgeting and various personal financial content consisting of an online personal financial program and internally produced webinars. We believe in the education and offering of programs and initiatives that make lasting positive impacts in the lives of our employees.
Continuing with the pandemic plan that was developed in March 2020, we enhanced several COVID-19 pandemic risk mitigation programs in 2021 to remain steadfast with the promotion of the health and safety of our employees and the customers and communities that we serve. Current measures include preventive healthcare and education measures for our employees through rigorous sanitation, social distancing, regular communication and signage refreshing, wearing masks and remote working where feasible. We amended training sessions, meetings and employee engagement events to virtual formats to continue business at the highest levels of engagement potential. We also amended our defined contribution plan to allow eligible COVID-19 pandemic related withdrawals under the CARES Act. In addition, we employ extensive safety measures at our branches and encourage our customers to use our online and mobile banking solutions. Our solution center hours have been extended to allow for customer consultation without entering a branch.

Item 1.  BUSINESS -- continued

Access to United States Securities and Exchange Commission Filings
All of our reports filed electronically with the United States Securities and Exchange Commission, or the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our prior annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our annual proxy statements, as well as any amendments to those reports, are accessible at no cost on our website at www.stbancorp.com under Financial Information, SEC Filings. These filings are also accessible on the SEC’s website at www.sec.gov. The charters of the Audit Committee, the Compensation and Benefits Committee, the Credit Risk Committee, the Executive Committee, the Nominating and Corporate Governance Committee, the Revenue Oversight Committee and the Risk Committee as well as the Complaints Regarding Accounting, Internal Accounting Controls or Auditing Matters ("Whistleblower Policy"), the Code of Conduct for the CEO and CFO, the General Code of Conduct, the Shareholder Communications Policy, and the Corporate Governance Guidelines are also available at www.stbancorp.com under Corporate Governance.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, enacted in July 2010, has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes addressing, among other things: (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; (v) enhanced corporate governance and executive compensation requirements and disclosures; and (vi) numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC. While many requirements called for in the Dodd-Frank Act have been implemented, these regulations are subject to continuing interpretation and potential amendment, and a variety of the requirements remain to be implemented. Given the continued uncertainty associated with the ongoing implementation of the requirements of the Dodd-Frank Act by the various regulatory agencies, including the manner in which the remaining provisions will be implemented and the interpretation of and potential amendments to existing regulations, the full extent of the impact of such requirements on financial institutions’ operations remains unclear, but management expects will continue to affect us in some way. The continuing changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, increase our operating and compliance costs, or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.
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
We are presently engaged in non-banking activities through the following six entities:
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
•S&T Insurance Group, LLC distributes life insurance and long-term disability income insurance products. During 2001, S&T Insurance Group, LLC and Attorneys Abstract Company, Inc. entered into an agreement to form S&T Settlement Services, LLC, or STSS, with respective ownership interests of 55 percent and 45 percent. STSS is a title insurance agency servicing commercial customers. We also have a 30 percent partnership interest in Evergreen Insurance, LLC.
•Stewart Capital Advisors, LLC was formed in August 2005 and is a registered investment advisor that manages private investment accounts for individuals and institutions.
•DN Acquisition Company, Inc. was acquired with the DNB First merger on November 30, 2019. DN Acquisition Company, Inc. was formed to acquire and hold Other Real Estate Owned acquired through foreclosure or deed in-lieu-of foreclosure, as well as Bank-occupied real estate.

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
S&T Bank is subject to affiliate transaction rules in Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board's Regulation W, that limit the amount of transactions between itself and S&T or any other company or entity that controls or is under common control with any company or entity that controls S&T Bank, including for most purposes any financial or depository institution subsidiary of S&T Bank. Under these provisions, “covered” transactions, including making loans, purchasing assets, issuing guarantees and other similar transactions, between a bank and its parent company or any other affiliate, generally are limited to 10 percent of the bank subsidiary’s capital and surplus, and with respect to all transactions with affiliates, are limited to 20 percent of the bank subsidiary’s capital and surplus. Loans and extensions of credit from a bank to an affiliate generally are required to be secured by eligible collateral in specified amounts, and in general all affiliated transactions must be on terms consistent with safe and sound banking practices. Furthermore, in general, transactions between a bank and its affiliates must be on terms and conditions that are at least as favorable to the bank as the terms that would apply in comparable transactions between the bank and a third party. The Dodd-Frank Act expanded the affiliate transaction rules to broaden the definition of affiliate to include as covered transactions securities borrowing or lending, repurchase or reverse repurchase agreements and derivative activities, and to strengthen collateral requirements and limit Federal Reserve exemptive authority.
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

Item 1.  BUSINESS -- continued

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
Capital
The Federal Reserve Board and the FDIC have issued substantially similar minimum risk-based and leverage capital rules applicable to the banking organizations they supervise. At December 31, 2021, both S&T and S&T Bank met the applicable minimum regulatory capital requirements.
The following table summarizes the leverage and risk-based capital ratios for S&T and S&T Bank:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Leverage Ratio
S&T	$889,785	9.74%	$365,535	4.00%	$456,918	5.00%
S&T Bank	864,127	9.46%	365,544	4.00%	456,930	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	860,785	12.03%	322,109	4.50%	465,268	6.50%
S&T Bank	864,127	12.09%	321,711	4.50%	464,694	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	889,785	12.43%	429,479	6.00%	572,638	8.00%
S&T Bank	864,127	12.09%	428,948	6.00%	571,931	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	987,420	13.79%	572,638	8.00%	715,798	10.00%
S&T Bank	961,762	13.45%	571,931	8.00%	714,913	10.00%
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
In July 2013 the federal banking agencies issued final regulatory capital rules that replaced the then existing general risk-based capital and related rules, broadly revising the basic definitions and elements of regulatory capital and making substantial changes to the risk weightings for banking and trading book assets. These regulatory capital rules are designed to implement Basel III (which were agreements reached in July 2010 by the international oversight body of the Basel Committee on Banking Supervision to require more and higher-quality capital) as well as the minimum leverage and risk-based capital requirements of the Dodd-Frank Act. These capital standards apply to all banks, regardless of size, and to all bank holding companies with consolidated assets greater than $500 million and became effective on January 1, 2015. For smaller banking organizations such as S&T and S&T Bank, the rules were subject to a transition period providing for full implementation as of January 1, 2019.
The required regulatory capital minimum ratios applicable to S&T under the new capital standards as of December 31, 2021 (without consideration of the capital conservation buffer discussed below) are as follows:
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

Item 1.  BUSINESS -- continued

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
After a phase in period beginning in 2016, these regulatory capital rules also require a banking organization to maintain a capital conservation buffer composed of common equity Tier 1 capital in an amount greater than 2.50 percent of total risk-weighted assets beginning in 2019. As a result, since 2019, a banking organization has been required to maintain a common equity Tier 1 risk-based capital ratio greater than 7.00 percent, a Tier 1 risk-based capital ratio greater than 8.50 percent and a Total risk-based capital ratio greater than 10.50 percent; otherwise, it will be subject to restrictions on capital distributions and discretionary bonus payments. Since 2019 the minimum capital requirements plus the capital conservation buffer exceed the regulatory capital ratios required for an insured depository institution to be well-capitalized under prompt corrective action law, described in "Other Safety and Soundness Regulations".
These regulatory capital rules also revise the calculation of risk-weighted assets, including a new framework under which the risk weight will increase for most credit exposures that are 90 days or more past due or on nonaccrual, high-volatility commercial real estate loans, mortgage servicing and deferred tax assets that are not deducted from capital and certain equity exposures. The rules include changes to the credit conversion factors of off-balance sheet items, such as the unused portion of a loan commitment.
Federal regulators periodically propose amendments to the regulatory capital rules and the related regulatory framework and consider changes to the capital standards that could significantly increase the amount of capital needed to meet applicable standards. The timing of adoption, ultimate form and effect of any such proposed amendments cannot be predicted.
Payment of Dividends
S&T is a legal entity separate and distinct from its banking and other subsidiaries. A substantial portion of our revenues consist of dividend payments we receive from S&T Bank. The payment of common dividends by S&T is subject to certain requirements and limitations of Pennsylvania law. S&T Bank, in turn, is subject to federal and state laws and regulations that limit the amount of dividends it can pay to S&T. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In connection with our reduced net income and our inability to fully fund the dividend from net income available to common shareholders over the past year, due in substantial part to the customer fraud that occurred in the second quarter of 2020, we received non-objection letters from the Federal Reserve to continue to pay our dividends declared in the third and fourth quarter of 2020 and first and second quarter of 2021. Beginning in the third quarter of 2021, we no longer needed to obtain a non-objection letter with respect to our dividend.Thus, under certain circumstances based upon our financial condition, our ability to declare and pay quarterly dividends may require consultation with the Federal Reserve Board and may be prohibited by applicable Federal Reserve Board guidance.

Item 1.  BUSINESS -- continued

Other Safety and Soundness Regulations
There are a number of obligations and restrictions imposed on bank holding companies such as us and our depository institution subsidiary by federal law and regulatory policy. These obligations and restrictions are designed to reduce potential loss exposure to the FDIC’s DIF in the event an insured depository institution becomes in danger of default or is in default. Under current federal law, for example, the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” as defined by the law. As of December 31, 2021, S&T Bank was classified as “well-capitalized.” New definitions of these categories, as set forth in the federal banking agencies’ final rule to implement Basel III and the minimum leverage and risk-based capital requirements of the Dodd-Frank Act, became effective as of January 1, 2015. To be well-capitalized, an insured depository institution must have a common equity Tier 1 risk-based capital ratio of at least 6.50 percent, a Tier 1 risk-based capital ratio of at least 8.00 percent, a total risk-based capital ratio of at least 10.00 percent and a leverage ratio of at least 5.00 percent, and the institution must not be subject to any written agreement, order, capital directive or prompt corrective action directive by its primary federal regulator. To be adequately capitalized, an insured depository institution must have a common equity Tier 1 risk-based capital ratio of at least 4.50 percent, a Tier 1 risk-based capital ratio of at least 6.00 percent, a total risk-based capital ratio of at least 8.00 percent and a leverage ratio of at least 4.00 percent. The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of any financial institution.
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
In December 2019, the OCC and FDIC issued a notice of proposed rulemaking related to the CRA. In 2020 the OCC issued its final revised CRA rule, but the FDIC did not finalize the revisions to its CRA rule. In September 2020, the Federal Reserve Board issued an Advance Notice of Proposed Rulemaking (“ANPR”) that invites public comment on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA. The ANPR seeks feedback on ways to evaluate how banks meet the needs of low- and moderate-income communities and address inequities in credit access. On December 14, 2021, the OCC issued a final rule to rescind its June 2020 CRA rule and replace it with a rule based on the rules adopted jointly by the federal banking agencies in 1995, as amended. The Company will continue to monitor any changes to the regulations implementing the CRA in light of increased focus on modernizing the rules.
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

Item 1.  BUSINESS -- continued

During 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing, which became effective in 2014. In particular, on January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth-in-Lending Act, as amended by the Dodd-Frank Act (“QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good-faith determinations that borrowers are able to repay their mortgage loans before extending the credit, based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The QM Rule also adds an explicit maximum
43 percent debt-to-income ratio (DTI) for borrowers if the loan is to meet the QM definition, though some mortgages that meet government-sponsored enterprise, or GSE, Federal Housing Administration, or FHA, and Veterans Affairs, or VA, underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the
43 percent DTI limits (GSE Patch). These rules did not have a material impact on our mortgage business. In December 2020, the CFPB published a final rule that replaced the 43 percent DTI ratio limit in the general QM definition (the “General QM Rule”) and a final rule that created a new category of qualified mortgage, called a seasoned qualified mortgage, for first lien, fixed rate covered loans that meet certain performance requirements, are held in portfolio by the originating creditor or first purchaser for a 36-month period, comply with general restrictions on product features and points and fees, and meet certain underwriting requirements. The initial compliance date of the final rules was July 1, 2021. In April 2021, the CFPB published a final rule extending the mandatory compliance date of the General QM Rule to October 1, 2022 and thereby also extending the GSE Patch to October 1, 2022 or the date the applicable GSE exits conservatorship, whichever happens first.
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
Competition
S&T Bank competes with other local, regional and national financial services providers, such as other financial holding companies, commercial banks, credit unions, finance companies, brokerage and insurance firms and financial technology companies, including competitors that provide their products and services online and through mobile devices. Some of our competitors are not subject to the same level of regulation and oversight that is required of banks and bank holding companies and are thus able to operate under lower cost structures. Our wealth management business competes with trust companies, mutual fund companies, investment advisory firms, law firms, brokerage firms and other financial services companies.

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
Our customers are primarily in Pennsylvania and the contiguous states of Ohio, West Virginia, New York, Maryland and Delaware. The majority of our commercial and consumer loans are made to businesses and individuals in these states resulting in a geographic concentration. Our market area has a high density of financial institutions, some of which are significantly larger institutions with greater financial resources than us, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, mortgage banking companies, credit unions, online lenders and other financial service companies. Our most direct competition for deposits has historically come from commercial banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms, insurance companies and financial technology companies. Because larger competitors have advantages in attracting business from larger corporations, we do not generally attempt to compete for that business. Instead, we concentrate our efforts on attracting the business of individuals, and small and medium-size businesses. We consider our competitive advantages to be customer service and responsiveness to customer needs, the convenience of banking offices and hours, access to electronic banking services and the availability and pricing of our customized banking solutions. We emphasize personalized banking and the advantage of local decision-making in our banking business.
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
Like other lenders, we face the risk that our customers will not repay their loans. We reserve for losses in our loan portfolio based on our assessment of expected credit losses. This process, which is critical to our financial results and condition, requires complex judgment including our assessment of economic conditions, which are difficult to predict. Through a periodic review of the loan portfolio, management determines the amount of the ACL by considering historical losses combined with qualitative factors including changes in lending policies and practices, economic conditions, changes in the loan portfolio, changes in lending management, results of internal loan reviews, asset quality trends, collateral values, concentrations of credit risk and other external factors. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control. Although we have policies and procedures in place to determine future losses, due to the subjective nature of this area, there can be no assurance that our management has accurately assessed the level of allowances reflected in our Consolidated Financial Statements. We may underestimate our expected credit losses and fail to hold an ACL sufficient to account for these losses. Incorrect assumptions could lead to material underestimates of expected losses and an inadequate ACL. As our assessment of expected losses changes, we may need to increase or decrease our ACL, which could significantly impact our financial results and profitability.
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

Item 1A. RISK FACTORS - continued
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
Our loan portfolio has a significant concentration of commercial loans that have a higher risk of loss.

The majority of our loans are to commercial borrowers including commercial and industrial, or C&I, commercial real estate, or CRE, and construction loans with real estate as the primary collateral. The commercial loan portfolio typically involves a higher degree of credit risk than other types of loans. For the C&I segment this is due to the customer’s repayment ability being based upon the success of its business operations, the susceptibility of the customer’s business to changing economic conditions, the dependence of our customer on maintaining sufficient cash flow to make payments on the loan and our reliance on the underlying collateral, which is usually only the business assets that may not have sufficient value when the borrower encounters financial difficulties. For the CRE segment higher risk is due to higher loan principal amounts, where the repayment of these loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by CRE often depend upon the successful operation and management of the properties, repayment of these loans may be affected by factors outside the borrower’s control, including adverse conditions in the real estate market or the economy. Additionally, we have a number of significant credit exposures to commercial borrowers, and while the majority of these borrowers have numerous projects that make up the total aggregate exposure, if one or more of these borrowers default or have financial difficulties, we could experience higher credit losses, which could adversely impact our financial condition and results of operations. Further, an individual commercial loan balance is typically larger than other loans in our portfolio, creating the potential for larger credit losses on an individual loan. The deterioration of one or a few of these loans could have a material adverse effect on our financial condition and results of operations.
Risks Related to General Economic Conditions
General economic conditions may harm our industry, business and results of operations.

Various aspects of our business could be impacted by general macroeconomic conditions including, among others, inflation, interest rates, supply chain complications and economic uncertainty. Inflation rates in the United States have increased to levels not experienced in several years. Inflation, interest rates and related economic volatility, as well as supply chain complications, could adversely affect our business, financial condition, results of operations and cash flows. These unfavorable economic conditions could, among other things, impact the value of our securities portfolio, impact our net interest margin, adversely impact our customer’s ability to make payments on floating rate loans, if interest rates rise, and increase the risk of default by our customers experiencing financial difficulties and business disruptions.

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

Item 1A. RISK FACTORS - continued
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
Failure to continue to attract, develop, and maintain a highly skilled workforce may have an adverse effect on our business.
Our business requires that we attract, develop, and maintain a highly skilled workforce. Competition for qualified employees and personnel in the banking industry is strong, and there are a limited number of qualified persons with knowledge of, and experience in, the banking industry where we conduct our business. Our ability to attract and retain skilled personnel cost effectively is subject to a variety of external factors, including the limited availability of qualified personnel in the

Item 1A. RISK FACTORS - continued
workforce in the local markets in which we operate, unemployment levels within those markets, prevailing wage rates, which have increased significantly, health and other insurance costs, and changes in employment and labor laws. Furthermore, the complexities introduced into the labor market as a result of the transition to increased work-from-home arrangements have impacted the competitive landscape in our labor market. Based on current conditions in the labor market, we have experienced some difficulty in retaining and attracting personnel and there is no assurance that we will be able to continue to successfully do so.
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
In order to diversify earnings and enhance liquidity, we own debt instruments of government agencies and municipalities. We may be required to record impairment charges on our debt securities if they suffer a decline in value due to the underlying credit of the issuer. Additionally, the value of these investments may fluctuate depending on the interest rate environment, general economic conditions and circumstances specific to the issuer. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit or liquidity risks. Changes in the value of these instruments may result in a reduction to earnings and/or capital, which may adversely affect our results of operations and financial condition.
Risks Related to Regulatory Compliance and Legal Matters
We are subject to extensive governmental regulation and supervision.
We are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of our operations. The regulations are primarily intended to protect depositors, customers and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or policies could affect us in substantial and unpredictable ways. The regulatory environment of the current administration may take a more active approach to financial services regulation with respect to its major policy goals, such as climate change, racial equity, and consumer protection. Any regulatory changes could subject us to additional costs of regulatory compliance and of doing business, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things, and could divert management’s time from other business activities. Failure to comply with applicable laws, regulations, policies or supervisory guidance could lead to enforcement and other legal actions by federal or state authorities, including criminal or civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, and/or damage to our reputation. The ramifications and uncertainties of the level of government intervention in the U.S. financial system could also adversely affect us.
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
On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. In late 2020, the ICE Benchmark Administration (IBA) extended the cessation date for submission and publication of rates for all LIBOR currency-tenor pairs until June 30, 2023, except for the one-week and two-

Item 1A. RISK FACTORS - continued
month USD LIBOR tenors, which ceased on December 31, 2021. U.S. regulators, including the U.S. Federal Reserve, published a statement supporting the IBA’s plans and urged banks to phase out LIBOR as soon as practicable. On March 5, 2021, IBA stated that it will cease the publication of (i) the overnight and 1, 3, 6 and 12 months USD LIBOR settings immediately following the LIBOR publication on June 30, 2023 and (ii) all other LIBOR settings, including the 1 week and 2 month USD LIBOR settings, immediately following the LIBOR publication on Friday, December 31, 2021. In October 2021, five federal financial institution regulatory agencies, in conjunction with the state bank and state credit union regulators, jointly issued a statement to emphasize the expectation that supervised institutions with LIBOR exposure continue to progress toward an orderly transition away from LIBOR. In that guidance, the agencies offered their regulatory expectations and outlined potential supervisory and enforcement consequences for banks that fail to adequately plan for and implement the transition away from LIBOR. The failure to properly transition away from LIBOR may result in increased supervisory scrutiny. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR however, other market alternatives have been developed. While SOFR has been adopted in select product areas it has not achieved full implementation as an alternative reference rate. At this time, it is not possible to predict how markets will respond to alternative reference rates as markets continue to transition away from LIBOR. While several states have enacted legislation addressing the LIBOR transition and others may do so and the U.S. House of Representatives passed LIBOR transition legislation on December 8, 2021, it remains unclear that these initiatives will fully address the issues with the LIBOR transition.
Furthermore, because of the complexity of the transition from LIBOR, at this time, it is not possible to predict what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements.
We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. We have established a committee to guide our transition from LIBOR and have begun efforts to transition to alternative rates consistent with industry timelines. We have identified products that utilize LIBOR and are revising fallback language to facilitate the transition to alternative reference rates. Our failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

Climate change and related legislative and regulatory initiatives may have an adverse impact on us and our clients.
Increased focus and concern over the effects of climate change have resulted in increased political and social initiatives directed toward climate change. Governments have entered into international agreements with respect to climate change, and U.S. federal and state legislatures, regulatory agencies, and supervisory authorities, including those with oversight of financial institutions, have proposed initiatives seeking to mitigate the effects of climate change. While many of the current regulatory proposals do not apply directly to S&T, continued focus on climate change may lead to the promulgation of new regulations or supervisory guidance applicable to S&T and, as a result, we may experience increased compliance costs and other compliance-related risks. Furthermore, our customers could be impacted by regulatory initiatives focused on addressing and mitigating the effects of climate change resulting in an adverse impact on their financial condition and creditworthiness. Depending on the nature of the initiative, the business impacted, and the composition of loan portfolio, our business and results of operations could be negatively impacted by climate change initiatives directed at our customers. Additionally, our business and the business of our customers could be negatively impacted by disruptions in economic activity resulting from the physical impacts of climate change.
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

•Our results of operations may negatively be impacted by general economic or business conditions and uncertainty, including the strength of economic conditions in our principal area of operations impacting the demand for our products and services.
•Credit losses may be higher and our provision for credit losses may be elevated due to deterioration in the financial condition of S&T’s commercial and consumer loan customers.
•Lower asset and collateral values may necessitate increases in our provision for credit losses and net charge-offs.
•The pace of recovery in the hospitality and healthcare industries and our associated loan portfolio could result in additional credit losses and net charge-offs.
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
•Economic pressure caused by the pandemic may recur, be deeper and last longer in the areas where we do business, relative to other areas of the country, which could negatively affect our relative financial performance.
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
The impact that the COVID-19 pandemic will have on S&T’s credit losses is uncertain, and continued economic uncertainty in the forward looking economic forecasts used to estimate credit losses, as well as the potential inability of our credit models to accurately predict the relevant financial metrics, may adversely affect our ACL.
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

Item 1A. RISK FACTORS - continued
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
Item 2.  PROPERTIES
S&T Bancorp, Inc. headquarters is located in Indiana, Pennsylvania. We operate in five markets including Western Pennsylvania, Eastern Pennsylvania, Northeast Ohio, Central Ohio and Upstate New York. At December 31, 2021, we operate 73 banking branches and 5 loan production offices, of which 43 are leased facilities.
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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Prices and Dividend Information
Our common stock is listed on the NASDAQ Global Select Market System, or NASDAQ, under the symbol STBA. As of the close of business on January 31, 2022, we had approximately 2,813 shareholders of record. The number of record-holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.
As discussed under "Our ability to pay dividends on our common stock may be limited." included in Item 1A. Risk Factors in Part I, the amount and timing of dividends is subject to the discretion of the Board and depends upon business conditions and regulatory requirements. The Board has the discretion to change the dividend at any time for any reason. The Board of Directors presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results and other factors, including applicable government regulations and policies. S&T’s Board of Directors approved a quarterly cash dividend of $0.29 per share on January 24, 2022.
Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Report.
Purchases of Equity Securities

The following table is a summary of our purchases of common stock during the fourth quarter of 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Approximate dollar value of shares that may yet be purchased under the plan
10/1/2021 - 10/31/2021	—	$—	—	$37,441,184

11/1/2021 - 11/30/2021	—	—	—	37,441,184

12/1/2021 - 12/31/2021	—	—	—	37,441,184
Total	—	$—	—	$37,441,184
(1)On March 15, 2021, our Board of Directors authorized an extension of the $50 million share repurchase plan. This authorization extended the expiration date of the repurchase plan through March 31, 2022. The plan permits S&T to repurchase from time to time up to the previously authorized $50 million in aggregate value of shares of S&T's common stock, with $37.4 million of capacity remaining at December 31, 2021, through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and S&T's financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds. Share repurchases will not occur unless permissible under applicable laws.

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued
Five-Year Cumulative Total Return
The following chart compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the NASDAQ Composite Index(1) and the NASDAQ Bank Index(2) assuming a $100 investment in each on December 31, 2016 and the reinvestment of dividends.

Total Return Performance
Index Value
$300
$250
$200
$150
$100
$50
2016
2017
2018
2019
2020
2021
S&T Bancorp, Inc.
NASDAQ Composite
NASDAQ Bank

Source: Bloomberg

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
S&T Bancorp, Inc.	100.00	104.22	101.43	111.05	71.74	94.47
NASDAQ Composite(1)	100.00	129.73	126.08	172.41	250.08	305.63
NASDAQ Bank(2)	100.00	105.46	88.40	109.95	101.70	145.34
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

Item 6.  [RESERVED]

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
Important Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting S&T and its future business and operations. Forward looking statements are typically identified by words or phrases such as “will likely result”, “expect”, “anticipate”, “estimate”, “forecast”, “project”, “intend”, “believe”, “assume”, “strategy”, “trend”, “plan”, “outlook”, “outcome”, “continue”, “remain”, “potential”, “opportunity”, “comfortable”, “current”, “position”, “maintain”, “sustain”, “seek”, “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses and the credit risk of our commercial and consumer loan products; changes in the level of charge-offs and changes in estimates of the adequacy of the allowance for credit losses, or ACL; cyber security concerns; rapid technological developments and changes; operational risks or risk management failures by us or critical third parties, including fraud risk; our ability to manage our reputational risks; sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; the transition from LIBOR as a reference rate; regulatory supervision and oversight, including changes in regulatory capital requirements and our ability to address those requirements; unanticipated changes in our liquidity position; changes in accounting policies, practices, or guidance; legislation affecting the financial services industry as a whole, and S&T, in particular; climate change and related legislative and regulatory initiatives; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; reliance on significant customer relationships; an interruption or cessation of an important service by a third-party provider; our ability to attract and retain talented executives and employees, particularly in light of the strong competition in the marketplace; our ability to successfully manage our CEO transition; general economic or business conditions, including the strength of regional economic conditions in our market area; macroeconomic conditions including inflation and economic uncertainty; the duration and severity of the coronavirus, or COVID-19 pandemic, both in our principal area of operations and nationally, including the ultimate impact of the pandemic on the economy generally and on our operations; our participation in the Paycheck Protection Program; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; the stability of our core deposit base and access to contingency funding; re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses. Many of these factors, as well as other factors, are described elsewhere in this report, including Part I, Item 1A, Risk Factors and any of our subsequent filings with the SEC. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

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
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. Further, we view critical accounting estimates as those estimates made in accordance with
GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We currently view the determination of the ACL and goodwill and other intangible assets to be critical accounting policies. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for critical accounting policies and estimates for the prior year. We did not significantly change the manner in which we applied our critical accounting policies or developed related assumptions or estimates during 2021. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee.
Allowance for Credit Losses
In January 2020, we adopted ASC 326, which replaced the former incurred loss methodology with an expected credit loss methodology that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of an asset. The allowance for credit losses, or ACL, is a valuation reserve established and maintained by charges against operating income. It is an estimate of expected credit losses, measured over the contractual life of a loan, that considers historical loss experience, current conditions and forecasts of future economic conditions.
Management’s evaluation process used to determine the appropriateness of the ACL is complex and requires the use of estimates, assumptions and judgments which are inherently subject to high uncertainty. The evaluation process combines several factors: historical loan loss experience, managements ongoing review of lending policies and practices, experience and depth of staff, quality of the loan grading system, the fair value of underlying collateral, concentration of loans to specific borrowers or industries, existing economic conditions and forecasts, segment specific risks and other quantitative and qualitative factors which could affect future credit losses. Our reasonable and supportable forecast is based primarily on the national unemployment forecast produced by the Federal Reserve and is for a period of two years. For periods beyond our two-year forecast, we revert to historical loss rates utilizing a straight-line method over a one-year reversion period. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans and the appropriateness of the ACL could change significantly. It is challenging to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others.
In conjunction with our capital stress testing process, we consider different economic scenarios that impact the ACL. Among other balance sheet and income statement changes, our severely adverse scenario would have resulted in an increase to the ACL of approximately 80 percent. This stressed scenario includes both the quantitative and qualitative components of the model. This severely adverse scenario shows how sensitive the ACL can be to key qualitative and quantitative assumptions underlying the overall ACL calculation. To the extent actual losses are higher than management estimates, additional provision for credit losses could be required and could adversely affect our earnings or financial position in future periods.
Goodwill and Other Intangible Assets
As a result of acquisitions, we have recorded goodwill and identifiable intangible assets in our Consolidated Balance Sheets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired.
The acquisition method of accounting requires that assets acquired and liabilities assumed in business combinations are recorded at their fair values. This often involves estimates based on third party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques which are inherently subjective. Business combinations also typically result in goodwill which is subject to ongoing periodic impairment tests based on the fair values of the reporting units to which the acquired goodwill relates.
The carrying value of goodwill is tested annually for impairment each October 1st or more frequently if events and

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

circumstances indicate that it may be impaired. We test for impairment by comparing the fair value of our Community Banking reporting unit with its carrying amount. An impairment charge would be recognized if the the carrying amount exceeds the reporting unit's fair value. Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The fair value of the reporting unit is determined by using both a discounted cash flow model and market based models. The discounted cash flow model has many assumptions including future earnings projections, a long-term growth rate and discount rate. The market based method calculates the fair value based on observed price multiples for similar companies. The fair values of each method are then weighted based on the relevance and reliability in the current economic environment.
We last completed a quantitative goodwill impairment test as of November 30, 2020 and concluded that goodwill was not impaired. A discount rate of 11.50 percent was used for the income approach. If the discount rate was increased 2 percent to 13.50 percent, our fair value would have still exceeded carrying value resulting in no goodwill impairment. Based upon our qualitative assessment performed for our annual impairment analysis as of October 1, 2021, we concluded that goodwill is not impaired.
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
Recent Accounting Pronouncements and Developments
Note 1 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, which is included in Part II, Item 8 Financial Statements and Supplementary Data of this Report, discusses new accounting pronouncements that we have adopted and the expected impact of accounting pronouncements recently issued or proposed, but not yet required to be adopted.
Explanation of Use of Non-GAAP Financial Measures
In addition to traditional measures presented in accordance with GAAP, our management uses, and this Report contains or references, certain non-GAAP financial measures identified below. We believe these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance and our business and performance trends as they facilitate comparisons with the performance of other companies in the financial services industry. Although we believe that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor are they necessarily comparable with non-GAAP measures which may be presented by other companies. See discussion of net interest income on an FTE basis (non-GAAP) and the efficiency ratio (non-GAAP) and related reconciliations to GAAP discussed below.
Executive Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.5 billion at December 31, 2021. We operate in five markets including Western Pennsylvania, Eastern Pennsylvania, Northeast Ohio, Central Ohio and Upstate New York. We provide a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol "STBA."
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
On August 23, 2021, Christopher McComish joined S&T as our new chief executive officer. He brings over 34 years of proven banking leadership with a track record of growth and transformation of commercial, consumer and wealth businesses. Additionally, we have elevated both proven internal leaders and attracted external talent from larger banking institutions to position us for future growth. Our priorities for 2022 and beyond include pursuing high impact growth initiatives, ensuring rigorous credit risk and enterprise governance practices, advancing strategic infrastructure and platform investments, investing in organization talent and performance and promoting strategic clarity and effective communications. Organic loan growth continues to be our top priority within our current footprint and through market expansion. Our growth strategy includes a collaborative model that combines expertise from all areas of our business and focuses on satisfying each customer’s individual financial objectives.We also actively evaluate acquisition opportunities that align with our strategic objectives as another source of growth.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations
Year Ended December 31, 2021
COVID-19 Pandemic Update
S&T continues to monitor the impact of the COVID-19 pandemic and has taken steps to mitigate the potential risks and impact on S&T and to promote the health and safety of our employees, and the customers and communities that we serve. We have taken preventive health measures for our employees through rigorous sanitation, social distancing, wearing masks, remote work where feasible and providing access to financial wellness programs. We have taken extensive safety measures for our customers in our branches and are encouraging our customers to use online and mobile banking solutions. We have also extended our solution center hours to allow for customer consultation without entering a branch. Our Business Continuity teams were activated and have guided our response efforts.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the Paycheck Protection Program, or PPP, a $349 billion program designed to aid small and medium sized businesses through federally guaranteed loans distributed through banks. The PPP and Health Care Enhancement Act, or PPP/HCEA, was signed into law on April 24, 2020. The PPP/HCEA authorized an additional $310 billion of funding under the CARES Act for PPP loans among other provisions. On July 4, 2020, legislation was passed to extend the application period for the PPP through August 8, 2020.These loans are intended to cover eight weeks of payroll and other permitted expenses to help those businesses remain viable. The PPP ended on May 31, 2021.
We originated $771.5 million of PPP loans during 2020 and 2021. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00 percent and a term of two years, or five years for loans approved by the SBA, on or after June 5, 2020. Payments are deferred for at least six months of the loan. The loans are 100 percent guaranteed by the SBA.
The extent to which the COVID-19 pandemic may adversely impact our business depends on future developments, which remain highly uncertain and unpredictable. The pandemic has had, and we expect that it will continue to have, negative impacts on S&T’s commercial and consumer loan customers and the economy as a whole. The severity and length of the pandemic’s impact on S&T and the U.S. and global economies continue to be unknown. Our financial performance continues to be negatively impacted in many ways due to the pandemic. We are closely monitoring our asset quality with a focus on the loan portfolios that have been significantly impacted by the pandemic, including hotel, healthcare and C&I portfolios. We have increased our ACL to be responsive to this additional risk within our loan portfolio. We did experience improvement in our asset quality during 2021, but remain cautious given the current environment. The hotel portfolio improved in the second half of 2021 with $34.0 million of loans being returned to performing status due to improved operating performance. Our balance sheet is asset sensitive resulting in our net interest income and net interest margin, or NIM, being negatively impacted in this low interest rate environment. Loan demand was challenging in the first half of 2021, but we saw growth trends improving late in the second quarter and for the third and fourth quarter of 2021. Net interest income was favorably impacted by PPP loans which contributed to net interest income $17.3 million for 2021 and $11.4 million for 2020.
In order to assist our customers through this difficult period, we have provided the following assistance, which may have an adverse impact on our results in the short term, but which we believe will provide better outcomes in the long term for our customers and for S&T.

•We provided needs-based payment deferrals and modifications to interest only periods to commercial loans during 2020 and 2021 totaling $995.7 million. Only $28.8 million remain on deferral at December 31, 2021.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

•We provided loan payment deferrals, with no negative credit bureau reporting, to mortgage and consumer loans during 2020 and 2021 totaling $81.6 million. No loans remain on deferral at December 31, 2021.

None of these were designated troubled debt restructurings, or TDRs, for accounting purposes.
Earnings Summary
Net income increased $89.3 million to $110.3 million, or $2.81 per diluted share, in 2021 compared to $21.0 million, or $0.53 per diluted share in 2020. This net increase was primarily due to a lower provision for credit losses related to improving economic conditions, as well the offsetting impact of the 2020 customer fraud that reduced net income by $46.3 million, or $1.19 per diluted share.We experienced a pre-tax loss of $58.7 million related to a customer fraud resulting from a check kiting scheme during 2020. The fraud was perpetrated by a single business customer and the customer has plead guilty in a criminal investigation. We continue to pursue all available sources of recovery to mitigate the loss.
Return on average assets, or ROA, was 1.18 percent and return on average equity, or ROE, was 9.30 percent for 2021 compared to ROA of 0.23 percent and ROE of 1.80 percent for 2020.
Net interest income decreased $3.3 million to $276.1 million compared to 2020. The decrease in interest income was primarily due to lower average loan balances and the low rate interest environment compared to 2020. Average loan balances decreased $325.8 million compared to 2020. Net interest income was favorably impacted by PPP loans which contributed $17.3 million compared to $11.4 million in 2020. Average interest-bearing deposits decreased $126.2 million compared to 2020. The net interest margin, or NIM, on an FTE basis (non-GAAP) decreased 16 basis points compared to 2020. The decrease is primarily due to higher average cash balances and the low interest rate environment. PPP loans positively impacted the NIM on an FTE basis (non-GAAP) by 8 basis points compared to the negative impact of 3 basis points in 2020. NIM is reconciled to net interest income adjusted to an FTE basis (non-GAAP) below in the "Net Interest Income" section of this MD&A.
The provision for credit losses was $16.2 million for 2021 compared to $131.4 million in 2020. Excluding a customer fraud loss of $58.7 million, the provision for credit losses was $72.7 million for 2020. The significant decrease in the provision for credit losses during 2021 was mainly due to the customer fraud in 2020 and an improved outlook for the economy and our loan portfolio. Net loan charge-offs were $34.5 million, or 0.49 percent of average loans, in 2021 compared to $103.4 million, or 1.40 percent of average loans, during 2020. Excluding the customer fraud, net loan charge-offs were $44.7 million, or 0.61 percent of average loans in 2020.
Noninterest income increased $4.9 million to $64.6 million compared to $59.7 million in 2020. Wealth management income increased $2.9 million due to customer growth and improved market conditions. Debit and credit card fees increased $2.9 million and service charges on deposit accounts increased $1.4 million due to increased customer activity. These were offset by lower commercial loan swap income of $3.6 million and mortgage banking income of $1.2 million.
Noninterest expense increased $2.2 million to $188.8 million compared to $186.6 million in 2020. Salaries and employee benefits increased $10.1 million primarily due to higher incentives. Data processing and information technology increased $1.2 million due to new products and services in 2021. These higher expenses were offset by decreases in other noninterest expense of $4.1 million, merger related expenses of $2.3 million and marketing of $1.4 million. The efficiency ratio (non-GAAP) for 2021 was 55.05 percent compared to 53.86 percent for 2020.
The efficiency ratio is noninterest expense divided by noninterest income plus net interest income, on an FTE basis, which ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Below is a reconciliation of the non-GAAP efficiency ratio.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	December 31,
	2021	2020	2019
Efficiency Ratio (non-GAAP)
Noninterest expense	$188,839	$186,644	$167,116
Less: merger related expenses	—	(2,342)	(11,350)
Noninterest expense excluding nonrecurring items	$188,839	$184,302	$155,766

Net interest income per consolidated statements of net income	$276,112	$279,388	$246,791
Plus: taxable equivalent adjustment	2,316	3,202	3,757
Net interest income (FTE) (non-GAAP)	278,428	282,590	250,548
Noninterest income	64,611	59,719	52,558
Less: net (gains) losses on sale of securities	(29)	(142)	26
Net interest income (FTE) (non-GAAP) plus noninterest income	$343,010	$342,167	$303,132
Efficiency ratio (non-GAAP)	55.05%	53.86%	51.39%

The provision for income taxes increased to $25.3 million in 2021 compared to nearly zero for 2020. The increase in our income tax provision was primarily due to a $114.6 million increase in pretax income in 2021 compared to 2020 when pretax income was impacted by significantly higher provision for credit losses. The effective tax rate increased to 18.7 percent in 2021 compared to a nominal negative annual effective tax rate in 2020. The increase in the effective tax rate was primarily due to significantly higher income before taxes in 2021 compared to 2020.
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
The following table reconciles interest income per the Consolidated Statements of Net Income to net interest income and rates on an FTE basis for the periods presented:

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Total interest income	$289,262	$320,464	$320,484
Total interest expense	13,150	41,076	73,693
Net interest income per Consolidated Statements of Net Income	276,112	279,388	246,791
Adjustment to FTE basis	2,316	3,202	3,757
Net Interest Income (FTE) (non-GAAP)	$278,428	$282,590	$250,548
Net interest margin	3.19%	3.34%	3.58%
Adjustment to FTE basis	0.03	0.04	0.06
Net Interest Margin (FTE) (non-GAAP)	3.22%	3.38%	3.64%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the years ended December 31:

	2021			2020			2019
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$722,057	$973	0.13%	$179,887	$515	0.29%	$59,941	$1,233	2.06%
Securities at fair value(2)(3)	832,304	18,135	2.18%	764,311	19,011	2.49%	678,069	17,876	2.64%
Loans held for sale	4,094	124	3.03%	5,105	160	3.13%	2,169	84	3.88%
Commercial real estate	3,249,559	119,594	3.68%	3,347,234	140,288	4.19%	2,945,278	144,877	4.92%
Commercial and industrial	1,829,563	75,860	4.15%	2,018,318	77,752	3.85%	1,575,485	79,429	5.04%
Commercial construction	471,286	15,443	3.28%	442,088	16,702	3.78%	278,665	14,237	5.11%
Total commercial loans	5,550,407	210,897	3.80%	5,807,640	234,742	4.04%	4,799,428	238,543	4.97%
Residential mortgage	881,494	36,211	4.11%	964,740	40,998	4.25%	765,604	33,889	4.43%
Home equity	543,777	18,822	3.46%	539,461	21,469	3.98%	475,149	25,208	5.31%
Installment and other consumer	90,129	5,351	5.94%	80,032	5,248	6.56%	72,283	5,173	7.16%
Consumer construction	14,748	668	4.53%	13,484	594	4.40%	10,896	593	5.44%
Total consumer loans	1,530,148	61,052	3.99%	1,597,717	68,309	4.28%	1,323,932	64,863	4.90%
Total portfolio loans	7,080,555	271,949	3.84%	7,405,357	303,051	4.09%	6,123,360	303,406	4.95%
Total Loans(1)(2)	7,084,649	272,073	3.84%	7,410,462	303,211	4.09%	6,125,529	303,490	4.95%
Federal Home Loan Bank and other restricted stock	10,363	397	3.83%	18,234	929	5.10%	21,833	1,642	7.52%
Total Interest-earning Assets	8,649,372	291,578	3.37%	8,372,894	323,666	3.87%	6,885,372	324,241	4.71%
Noninterest-earning assets	726,478			779,853			550,164
Total Assets	$9,375,850			$9,152,747			$7,435,536
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$956,211	$809	0.08%	$961,823	$2,681	0.28%	$641,403	$3,915	0.61%
Money market	2,033,631	3,651	0.18%	2,040,116	11,645	0.57%	1,691,910	30,236	1.79%
Savings	1,047,855	366	0.03%	899,717	972	0.11%	766,142	1,928	0.25%
Certificates of deposit	1,255,370	5,930	0.47%	1,517,643	20,688	1.36%	1,396,706	26,947	1.93%
Total Interest-bearing deposits	5,293,066	10,757	0.20%	5,419,299	35,986	0.66%	4,496,161	63,026	1.40%
Securities sold under repurchase agreements	69,964	79	0.11%	57,673	169	0.29%	16,863	110	0.65%
Short-term borrowings	6,301	12	0.19%	155,753	1,434	0.92%	255,264	6,416	2.51%
Long-term borrowings	22,995	458	1.99%	47,953	1,201	2.50%	66,392	1,831	2.76%
Junior subordinated debt securities	61,653	1,843	2.99%	64,092	2,286	3.57%	47,934	2,310	4.82%
Total borrowings	160,913	2,392	1.49%	325,471	5,090	1.56%	386,453	10,667	2.76%
Total Interest-bearing Liabilities	5,453,979	13,150	0.24%	5,744,770	41,076	0.72%	4,882,614	73,693	1.51%
Noninterest-bearing liabilities	2,735,710			2,238,488			1,569,014
Shareholders’ equity	1,186,161			1,169,489			983,908
Total Liabilities and Shareholders’ Equity	$9,375,850			$9,152,747			$7,435,536
Net Interest Income (2)(3)		$278,428			$282,590			$250,548
Net Interest Margin (2)(3)			3.22%			3.38%			3.64%
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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	2021 Compared to 2020 Increase (Decrease) Due to			2020 Compared to 2019 Increase (Decrease) Due to
(dollars in thousands)	Volume(4)	Rate(4)	Net	Volume(4)	Rate(4)	Net
Interest earned on:
Interest-bearing deposits with banks	$1,552	$(1,095)	$457	$2,467	$(3,185)	$(718)
Securities at fair value(2)(3)	1,691	(2,566)	(875)	2,274	(1,139)	1,135
Loans held for sale	(32)	(4)	(36)	114	(38)	76
Commercial real estate	(4,094)	(16,601)	(20,695)	19,772	(24,361)	(4,589)
Commercial and industrial	(7,271)	5,380	(1,892)	22,326	(24,003)	(1,677)
Commercial construction	1,103	(2,362)	(1,259)	8,349	(5,884)	2,465
Total commercial loans	(10,262)	(13,584)	(23,846)	50,447	(54,248)	(3,801)
Residential mortgage	(3,538)	(1,249)	(4,787)	8,815	(1,706)	7,109
Home equity	172	(2,819)	(2,647)	3,412	(7,151)	(3,739)
Installment and other consumer	662	(559)	103	555	(480)	75
Consumer construction	56	19	74	141	(140)	1
Total consumer loans	(2,648)	(4,609)	(7,257)	12,923	(9,477)	3,446
Total portfolio loans	(12,910)	(18,193)	(31,103)	63,370	(63,725)	(355)
Total loans (1)(2)	(12,942)	(18,197)	(31,139)	63,484	(63,763)	(279)
Federal Home Loan Bank and other restricted stock	(401)	(131)	(533)	(271)	(442)	(713)
Change in Interest Earned on Interest-earning Assets	$(10,100)	$(21,989)	$(32,089)	$67,954	$(68,529)	$(575)
Interest paid on:
Interest-bearing demand	$(16)	$(1,857)	$(1,872)	$1,956	$(3,190)	$(1,234)
Money market	(37)	(7,957)	(7,994)	6,223	(24,814)	(18,591)
Savings	160	(765)	(605)	336	(1,292)	(956)
Certificates of deposit	(3,575)	(11,182)	(14,757)	2,333	(8,592)	(6,259)
Total interest-bearing deposits	(3,468)	(21,761)	(25,229)	10,848	(37,888)	(27,040)
Securities sold under repurchase agreements	36	(126)	(90)	266	(207)	59
Short-term borrowings	(1,376)	(46)	(1,422)	(2,501)	(2,481)	(4,982)
Long-term borrowings	(625)	(118)	(743)	(509)	(121)	(630)
Junior subordinated debt securities	(87)	(356)	(443)	779	(803)	(24)
Total borrowings	(2,052)	(645)	(2,697)	(1,965)	(3,612)	(5,577)
Change in Interest Paid on Interest-bearing Liabilities	$(5,520)	$(22,406)	$(27,926)	$8,883	$(41,500)	$(32,617)
Change in Net Interest Income	$(4,580)	$417	$(4,163)	$59,071	$(27,029)	$32,042
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent.
(3)Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(4)Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.

Net interest income on an FTE basis (non-GAAP) decreased $4.2 million compared to 2020. The decline was primarily due to lower average loan balances compared to 2020. Net interest income was favorably impacted by PPP loans which contributed $17.3 million compared to $11.4 million in 2020. The net interest margin, or NIM, on an FTE basis (non-GAAP) decreased 16 basis points compared to 2020. The decrease is primarily due to higher average cash balances and the low interest rate environment. PPP loans positively impacted the net interest margin on an FTE basis (non-GAAP) by 8 basis points compared to the negative impact of 3 basis points in 2020.
Interest income on an FTE basis (non-GAAP) decreased $32.1 million compared to 2020. The decrease in interest income was primarily due to lower average loan balances compared to 2020 and the continued low interest rate environment. Average loan balances decreased $325.8 million compared to 2020. Average PPP loans decreased $53.7 million compared to 2020. The average rate earned on loans decreased 25 basis points primarily due to lower short-term interest rates. Average interest-bearing deposits with banks increased $542.2 million compared to 2020 due to PPP loan forgiveness, lower loan balances and a significant increase in average deposits as a result of customer PPP loans and stimulus payments along with customers' liquidity preferences. Overall, the FTE rate on interest-earning assets (non-GAAP) decreased 50 basis points compared to 2020.
Interest expense decreased $27.9 million compared to 2020. The decrease was primarily due to lower short-term interest

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

rates. Average interest-bearing deposits decreased $126.2 million compared to 2020. The average rate paid on interest-bearing deposits decreased 46 basis points compared to 2020 primarily due to lower short-term interest rates. The interest-bearing deposit decreases are favorably offset by a $521.8 million increase in demand deposits. We experienced demand deposit growth due to customer PPP loans and stimulus payments along with customers' liquidity preferences. Brokered deposits decreased $216.0 million and borrowings decreased $164.6 million compared to 2020 due to maturities and a reduced need for wholesale funding. Overall, the cost of interest-bearing liabilities decreased 48 basis points compared to 2020.
Provision for Credit Losses
The provision for credit losses, which includes a provision for losses on loans and on unfunded loan commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. The provision for credit losses decreased $115.2 million to $16.2 million for 2021 compared to $131.4 million for 2020. Excluding the customer fraud loss of $58.7 million, the provision for credit losses was $72.7 million for 2020.
The significant decrease in the provision for credit losses during 2021 was mainly due to the customer fraud in 2020 and an improved outlook for the economy and our loan portfolio. Our total qualitative reserve decreased $7.3 million compared to 2020. The decrease was primarily due to improved economic conditions offset by additional segment allocations for our healthcare and C&I portfolios along with the increased uncertainty at year-end related to the COVID-19 Omicron variant. Specific reserves on loans individually assessed decreased $11.7 million to $1.8 million at December 31, 2021 compared to $13.5 million in 2020. The decrease in specific reserves was the result of approximately $7.8 million of loan charge-offs and the release of $5.7 million of specific reserves due to improved operating performance within our hotel portfolio. Offsetting this decrease in specific reserve was the addition of a $1.8 million specific reserve related to a $21.7 million C&I relationship that also had a $10.3 million charge-off in 2021 based on an estimated enterprise value of the company.
Net loan charge-offs were $34.5 million, or 0.49 percent of average loans, in 2021 compared to $103.4 million, or 1.40 percent of average loans, during 2020. Excluding the customer fraud, net loan charge-offs were $44.7 million, or 0.61 percent of average loans in 2020. The decrease in net loan charge-offs in 2021 was primarily due to improving economic conditions.
Refer to the Credit Quality section of this MD&A for further details.

Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Debit and credit card	17,952	15,093	2,859	18.9%
Service charges on deposit accounts	15,040	13,597	1,443	10.6%
Wealth management	12,889	9,957	2,932	29.4%
Mortgage banking	9,734	10,923	(1,189)	(10.9)%
Commercial loan swap income	1,146	4,740	(3,594)	(75.8)%
Securities gains, net	$29	$142	$(113)	(79.6)%
Other	7,820	5,267	2,553	48.5%
Total Noninterest Income	$64,610	$59,719	$4,891	8.2%

Noninterest income increased $4.9 million, or 8.2 percent, in 2021 compared to 2020. Wealth management fees increased $2.9 million compared to the prior year. Brokerage fees increased $1.6 million primarily due to the addition of six new financial advisors added during 2021. Trust income increased $1.3 million mainly due to new customer growth resulting in higher assets under management and improved market conditions. Debit and credit card fees increased $2.9 million due to increased debit and credit card usage. Other noninterest income increased $2.6 million due to a $1.4 million change in the credit valuation adjustment for our commercial loan swaps for risk associated with our hotel loan portfolio, a $0.8 million change in the equity securities portfolio and a $0.5 million change in the valuation of a deferred compensation plan, which has a corresponding offset in salaries and benefit expense resulting in no impact to net income. Service charges on deposit accounts increased $1.4 million due to the improving economic environment which drove higher customer activity. Commercial loan swap income decreased $3.6 million due to the lower customer activity related to the pandemic and interest rate environment. Mortgage banking decreased $1.2 million due to changes in the valuation of the mortgage interest rate locks offset by an improved mortgage servicing rights valuation compared to 2020.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Salaries and employee benefits	$100,214	$90,115	$10,099	11.2%
Data processing and information technology	16,681	15,499	1,182	7.6%
Occupancy	14,544	14,529	15	0.1%
Furniture, equipment and software	10,684	11,050	(366)	(3.3)%
Other taxes	6,644	6,622	22	0.3%
Professional services and legal	6,368	6,394	(26)	(0.4)%
Marketing	4,553	5,996	(1,443)	(24.1)%
FDIC insurance	4,224	5,089	(865)	(17.0)%
Merger-related expenses	—	2,342	(2,342)	NM
Other	24,927	29,008	(4,081)	(14.1)%
Total Other Noninterest Expense	$188,839	$186,644	$2,195	1.2%
NM - percentage not meaningful

Noninterest expense increased $2.2 million, or 1.2 percent, to $188.8 million in 2021 compared to 2020. Total merger-related expense decreased $2.3 million compared to 2020 due to no merger during 2021. Salaries and employee benefits increased $10.1 million during 2021 primarily due to higher incentive, restricted stock, commissions and pension expense due to an increase in retirees electing lump-sum distributions. Data processing and information technology increased $1.2 million due to new products and services in 2021. Offsetting these increases, other noninterest expense decreased $4.1 million due to lower loan related expenses and lower amortization of both our qualified affordable housing projects and core deposit intangible assets. Marketing expense decreased $1.4 million due to the pandemic and a reduction in promotions. FDIC insurance decreased $0.9 million due to the improvement of the financial ratios used to determine the assessment.
Income Taxes
The provision for income taxes increased to $25.3 million in 2021 compared to nearly zero for 2020. The increase in our income tax provision was primarily due to a $114.6 million increase in income before taxes in 2021 compared to 2020 when income before taxes was impacted by a customer fraud of $58.7 million.
The effective tax rate, which is total tax expense as a percentage of income before taxes, increased to 18.7 percent in 2021 compared to a nominal negative annual effective tax rate in 2020. The increase in the effective tax rate was primarily due to significantly higher income before taxes in 2021 compared to 2020. Historically, we have generated an annual effective tax rate that is less than the statutory rate of 21 percent due to benefits resulting from tax-exempt interest, excludable dividend income, tax-exempt income on Bank Owned Life Insurance, or BOLI, and tax benefits associated with Low Income Housing Tax Credits, or LIHTC.
Results of Operations
Year Ended December 31, 2020
Earnings Summary
Net income decreased $77.2 million, or 78.6 percent, to $21.0 million, or $0.53 per diluted share, in 2020 compared to $98.2 million, or $2.82 per diluted share in 2019. Net income in 2020 was significantly impacted by a $46.3 million after-tax, or $1.19 per diluted share, fraud loss. The 2019 results included $11.4 million, or $0.27 per diluted share, of merger related expenses. The DNB Merger results have been included in our financial statements since the consummation of the DNB Merger on November 30, 2019.
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
Net interest margin is reconciled to net interest income adjusted to an FTE basis above in the "Results of Operations - Year Ended December 31, 2021 -Net Interest Income" section of this MD&A.

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
Net interest margin is reconciled to net interest income adjusted to an FTE basis above in the "Results of Operations - Year Ended December 31, 2021 - Net Interest Income" section of this MD&A.

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

Net interest income on an FTE basis (non-GAAP) increased $32.0 million, or 12.8 percent, compared to 2019. Net interest income was favorably impacted by purchase accounting fair value adjustments of $4.8 million mainly related to the DNB merger. The net interest margin on an FTE basis (non-GAAP) decreased 26 basis points to 3.38 percent compared to 2019. This is mostly due to decreases in short-term interest rates of approximately 225 basis points. Purchase accounting fair value adjustments favorably impacted the net interest margin rate on an FTE basis by 6 basis points for 2020.
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
The impact of COVID-19 pandemic was captured in our quantitative reserve as certain impacted loans were downgraded to special mention and substandard and in our qualitative reserve through our economic forecast and other qualitative adjustments. Commercial special mention, substandard and doubtful loans increased $281 million to $572 million compared to $290 million at December 31, 2019, with an increase of $162 million in substandard loans, $113 million in special mention loans and $11.4 million in doubtful loans. The increase in both special mention and substandard loans was mainly due to downgrades in our hotel portfolio. Specific reserves on loans individually assessed increased $11.3 million to $13.5 million compared to $2.2 million in 2019. Included in the $13.5 million of specific reserves was $6.7 million for loans in our hotel portfolio. Specific reserves for hotels were based on liquidation values from appraisals received in the fourth quarter of 2020. Our qualitative reserve increased $14.1 million in 2020 which included $8.6 million for the economic forecast and $3.2 million for portfolio allocations made in our hotel, business banking and C&I portfolios due to the COVID-19 pandemic. The change in reserve attributed to the economic forecast reflected reductions in the second and third quarters due to an improved economic forecast. Our forecast covers a period of two years and is driven primarily by national unemployment data. The change attributed to the portfolio allocations was primarily due to $3.0 million of ACL added for our business banking portfolio.
Net loan charge-offs were $103.4 million, or 1.40 percent of average loans, in 2020 compared to $13.6 million, or 0.22 percent of average loans, during 2019. Excluding the customer fraud, net loan charge-offs were $44.7 million, or 0.60 percent in 2020.
Refer to the Credit Quality section of this MD&A for further details.

Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Securities gains (losses), net	$142	$(26)	$168	NM
Debit and credit card	15,093	13,405	1,688	12.6%
Service charges on deposit accounts	13,597	13,316	281	2.1%
Mortgage banking	10,923	2,491	8,432	338.5%
Wealth management	9,957	8,623	1,334	15.5%
Commercial loan swap income	4,740	5,503	(763)	(13.9)%
Other	5,267	9,246	(3,979)	(43.0)%
Total Noninterest Income	$59,719	$52,558	$7,161	13.6%
NM- percentage change not meaningful

Noninterest income increased $7.2 million, or 13.6 percent, in 2020 compared to 2019. Total noninterest income includes a full-year impact of the DNB Merger for 2020 compared to one month in 2019. Our noninterest income has been negatively impacted due to changes in our customers' behavior during the pandemic. The increase in noninterest income primarily related

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

to higher mortgage banking income of $8.4 million compared to 2019 due to an increase in the volume of loans originated for sale in the secondary market resulting from a decline in mortgage interest rates. Debit and credit card fees increased $1.7 million compared to the prior year due to increased debit and credit card usage and the DNB Merger. Wealth management fees increased $1.3 million due to the DNB Merger. The $3.9 million decrease in other noninterest income was attributable to a change in the valuation of a deferred compensation plan, which has a corresponding offset in salaries and benefit expense resulting in no impact to net income, a change in the equity securities portfolio and a change in the credit valuation adjustment for our commercial loan swaps for risk associated with our hotel loan portfolio.

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
Financial Condition
December 31, 2021
Total assets increased $520.6 million to $9.5 billion at December 31, 2021 compared to $9.0 billion at December 31, 2020. Cash and due from banks increased $692.5 million to $922.2 million at December 30, 2021 compared to $229.7 million at December 31, 2020 due to PPP forgiveness and a significant increase in deposits as a result of government stimulus programs, a second round of PPP loans and our customers' liquidity preferences. Total portfolio loans decreased $225.9 million to $7.0 billion at December 31, 2021 compared to $7.2 billion at December 31, 2020. The decrease in portfolio loans is primarily related to decreases in the commercial loan portfolio of $267.1 million with decreases of $225.5 million in C&I, which included a decrease of $377.2 million of loans from the PPP, and a decrease of $33.3 million in commercial construction compared to December 31, 2020. Excluding the PPP loans, portfolio loans increased $151.3 million compared to December 31, 2020 due a modest increase in activity as the economic outlook improved. Consumer loans increased $41.3 million compared to December 31, 2020 primarily due to an increase of $29.1 million in the home equity portfolio and $27.0 million in installment and other consumer loans offset by a decrease in the residential mortgage portfolio of $18.4 million.
Securities increased $137.1 million to $910.8 million at December 31, 2021 from $773.7 million at December 31, 2020. The increase in securities is primarily due to a resumption in overall investing activities mainly during the second half of the year due to the increasing interest rate environment and the cash position. The bond portfolio had an unrealized gain of $9.4 million at December 31, 2021 compared to $33.4 million at December 31, 2020 due to an increase in interest rates.
Our deposits increased $576.0 million, with total deposits of $8.0 billion at December 31, 2021 compared to $7.4 billion at December 31, 2020. Customer deposits increased $639.2 million from December 31, 2020. The increase in customer deposits primarily related to PPP and stimulus programs along with customers conservatively holding cash deposits during these uncertain times. Customer noninterest-bearing demand deposits increased $486.6 million, interest-bearing demand increased $114.6 million, money market deposits increased $183.5 million and savings increased $140.6 million offset by a decrease in certificates of deposit of $286.2 million. Total brokered deposits decreased $63.2 million from December 31, 2020 due to a reduced need for wholesale funding given the customer deposit growth.
Total borrowings decreased $66.6 million to $161.3 million at December 31, 2021 compared to $227.9 million at December 31, 2020 due to an increase in customer deposits. The decrease in borrowings primarily related to a decline in short-term borrowings of $75.0 million offset by an increase in securities sold under repurchase agreements of $19.3 million due to demand for the product by our repurchase agreements, or REPO, customers.
Total shareholders’ equity increased $51.7 million to $1.2 billion at December 31, 2021 compared to $1.2 billion at December 31, 2020. The increase was primarily due to net income of $110.3 million offset partially by dividends of $44.3 million and a decrease in other comprehensive income of $16.1 million. The decrease in other comprehensive income was mainly due to a decrease of $18.9 million, net of tax, in unrealized gains on our available-for-sale investment securities due to higher interest rates.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Securities Activity
The balances and average rates of our securities portfolio are presented below as of December 31:

	2021		2020		2019
(dollars in thousands)	Balance	Weighted-Average Yield	Balance	Weighted-Average Yield	Balance	Weighted-Average Yield
U.S. Treasury securities	$95,327	1.26%	$10,282	1.87%	$10,040	1.87%
Obligations of U.S. government corporations and agencies	70,348	2.29%	82,904	2.28%	157,697	2.20%
Collateralized mortgage obligations of U.S. government corporations and agencies	270,294	1.97%	209,296	2.23%	189,348	2.68%
Residential mortgage-backed securities of U.S. government corporations and agencies	56,793	1.57%	67,778	1.26%	22,418	2.95%
Commercial mortgage-backed securities of U.S. government corporations and agencies	341,300	2.09%	273,681	2.41%	275,870	2.42%
Corporate securities	500	3.22%	2,025	3.90%	7,627	4.35%
Obligations of states and political subdivisions (1)	75,089	3.28%	124,427	3.49%	116,133	3.45%
Marketable equity securities	1,142	2.93%	3,300	2.90%	5,150	2.77%
Total Securities	$910,793	2.05%	$773,693	2.42%	$784,283	2.56%
(1) Weighted-average yields are calculated on a taxable-equivalent basis using the federal statutory tax rate of 21 percent for 2021, 2020 and 2019.

We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income, and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities increased $137.1 million to $910.8 million at December 31, 2021 from $773.7 million at December 31, 2020. The increase in securities is primarily due to an increase in overall investing activities due to excess liquidity. These increases were partially offset by reductions in unrealized gains due to a rising interest rate environment.
At December 31, 2021 our bond portfolio was in a net unrealized gain position of $9.4 million compared to a net unrealized gain position of $33.4 million at December 31, 2020. At December 31, 2021, total gross unrealized gains in the bond portfolio were $15.2 million offset by gross unrealized losses of $5.8 million compared to December 31, 2020, when total gross unrealized gains were $33.5 million offset by gross unrealized losses of $0.1 million. The decrease in the net unrealized gain position was primarily due to an increase in interest rates from December 31, 2020 to December 31, 2021. Management evaluates the securities portfolio to determine if an ACL is needed each quarter. We did not record an ACL related to the securities portfolio at December 31, 2021 or December 31, 2020.
Management evaluates the bond portfolio for impairment on a quarterly basis. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security at December 31, 2021. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. We did not recognize any impairment charges on our securities portfolio in 2021, 2020 or 2019. The performance of the debt securities markets could generate impairments in future periods requiring realized losses to be reported.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the maturities of securities at December 31, 2021 and the weighted average yields of such securities. Taxable-equivalent adjustments for 2021 have been made in calculating yields on obligations of state and political subdivisions.

	Maturing
	Within One Year		After One But within Five Years		After Five But Within Ten Years		After Ten Years		No Fixed Maturity
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
U.S. Treasury securities	$10,107	1.87%	$—	—%	$85,221	1.19%	$—	—%	$—	—%
Obligations of U.S. government corporations and agencies	25,201	2.25%	45,146	2.32%	—	—%	—	—%	—	—%
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—%	4,630	2.46%	69,824	3.00%	195,840	1.60%	—	—%
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—%	2,001	3.60%	1,974	2.32%	52,819	1.47%	—	—%
Commercial mortgage-backed securities of U.S. government corporations and agencies	10,066	2.37%	215,185	2.41%	116,048	1.47%	—	—%	—	—%
Obligations of states and political subdivisions (1)	8,720	3.37%	21,216	3.09%	22,206	3.56%	22,947	3.14%	—	—%
Corporate bonds	—	—%	500	3.22%	—	—%	—	—%	—	—%
Marketable equity securities	—	—%	—	—%	—	—%	—	—%	1,142	2.93%
Total	$54,094		$288,678		$295,273		$271,606		$1,142
Weighted Average Yield		2.38%		2.45%		1.91%		1.70%		2.93%
(1) Weighted-average yields are calculated on a taxable-equivalent basis using the federal statutory tax rate of 21 percent for 2021.
Lending Activity
The following table summarizes our loan portfolio as of December 31:

	2021		2020		2019		2018		2017
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial
Commercial real estate	$3,236,653	46.2%	$3,244,974	44.9%	$3,416,518	47.9%	$2,921,832	49.1%	$2,685,994	44.6%
Commercial and industrial	1,728,969	24.7%	1,954,453	27.0%	1,720,833	24.1%	1,493,416	25.1%	1,433,266	24.9%
Commercial construction	440,962	6.3%	474,280	6.6%	375,445	5.3%	257,197	4.3%	384,334	6.7%
Total Commercial Loans	5,406,584	77.2%	5,673,706	78.5%	5,512,796	77.2%	4,672,445	78.6%	4,503,594	78.2%
Consumer
Residential mortgage	899,956	12.9%	918,398	12.7%	998,585	14.0%	726,679	12.2%	698,774	12.1%
Home equity	564,219	8.1%	535,165	7.4%	538,348	7.5%	471,562	7.9%	487,326	8.5%
Installment and other consumer	107,928	1.5%	80,915	1.1%	79,033	1.1%	67,546	1.1%	67,204	1.2%
Consumer construction	21,303	0.3%	17,675	0.2%	8,390	0.1%	8,416	0.1%	4,551	0.1%
Total Consumer Loans	1,593,406	22.8%	1,552,153	21.5%	1,624,356	22.8%	1,274,203	21.4%	1,257,855	21.8%
Total Portfolio Loans	$6,999,990	100.0%	$7,225,859	100.0%	$7,137,152	100.0%	$5,946,648	100.0%	$5,761,449	100.0%

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
Total portfolio loans decreased $225.9 million, or 3.1 percent, to $7.0 billion at December 31, 2021 compared to $7.2 billion at December 31, 2020. Commercial and industrial loans, or C&I, included $88.3 million of loans originated under the PPP at December 31, 2021. On March 27, 2020, the CARES Act was signed into law. The CARES Act included the PPP, a

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

program designed to aid small and medium sized businesses through federally guaranteed loans distributed through banks. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. The loans are 100 percent guaranteed by the SBA. These loans carry a fixed rate of 1.00 percent and a term of two years, or five years for loans approved by the SBA, on or after June 5, 2020. Payments are deferred for at least six months of the loan. The SBA pays us a processing fee ranging from 1 percent to 5 percent based on the size of the loan. Interest is accrued as earned and loan origination fees and direct costs are deferred and accreted or amortized into interest income over the life of the loan using the level yield method. When a PPP loan is paid off or forgiven by the SBA, the remaining unaccreted or unamortized net origination fees or costs will be immediately recognized into income.
As of December 31, 2021, 74 percent of our total loans were variable rate loans and 26 percent were fixed rate loans. Commercial loans, including CRE, C&I and commercial construction, comprised 77.2 percent of total portfolio loans at December 31, 2021 and 78.5 percent at December 31, 2020. The decrease of $267.1 million in commercial loans related to $225.5 million in C&I, which included a decrease of $377.1 million of loans from the PPP, and a decrease of $33.3 million in commercial construction loans compared to December 31, 2020. Excluding the PPP loans, portfolio loans increased $151.3 million compared to December 31, 2020. Our loan demand was influenced by the pandemic during 2021, but we did see loan growth in the second half of 2021.
Consumer loans represent 22.8 percent of our total portfolio loans at December 31, 2021 and 21.5 percent at December 31, 2020. Consumer loans increased $41.3 million compared to December 31, 2020 primarily due to an increase of $29.1 million in the home equity portfolio and $27.0 million in installment and other consumer loans offset by a decrease in the residential mortgage portfolio of $18.4 million. Much of this growth came from our Eastern Pennsylvania market.
Residential mortgage lending continues to be a focus for us. The loan to value, or LTV, policy guideline is 80 percent for residential first lien mortgages. Higher LTV loans may be approved within unique program guidelines and the appropriate private mortgage insurance coverage. We originate traditional fixed rate mortgage loans and adjustable rate or balloon mortgages with a maximum amortization term of 30 years. We may originate home equity loans with a lien position that is second to unrelated third party lenders, but normally only to the extent that the combined LTV considering both the first and second liens does not exceed 100 percent of the fair value of the property. Combo mortgage loans consisting of a residential first mortgage and a home equity second mortgage are also available.
We originate and sell loans into the secondary market, primarily to Fannie Mae. We sell these loans in order to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing of the loans. We sold $288.3 million of 1-4 family mortgages in 2021 and $345.1 million in 2020 to Fannie Mae. Our servicing portfolio of mortgage loans that we had originated and sold into the secondary market was $841.7 million at December 31, 2021 compared to $718.2 million at December 31, 2020.
We also offer a variety of unsecured and secured consumer loan products.
The following table presents the maturity of commercial and consumer loans outstanding as of December 31, 2021:

	Maturity
(dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years through 15 years	After 15 years	Total
Fixed interest rates	$247,852	$700,593	$302,349	$17,995	$1,268,788
Variable interest rates	883,641	1,859,126	1,299,190	95,840	4,137,796
Total Commercial Loans	$1,131,493	$2,559,719	$1,601,538	$113,834	$5,406,584
Fixed interest rates	$56,152	$167,291	$252,522	$56,744	$532,710
Variable interest rates	539,454	113,069	277,759	130,413	1,060,696
Total Consumer Loans	$595,606	$280,361	$530,282	$187,157	$1,593,406
Total Portfolio Loans	$1,727,099	$2,840,080	$2,131,820	$300,992	$6,999,990

Off Balance Sheet Arrangements
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
The following table sets forth our commitments and letters of credit as of the dates presented:

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	December 31,
(dollars in thousands)	2021	2020
Commitments to extend credit	$2,583,957	$2,185,752
Standby letters of credit	87,335	89,095
Total	$2,671,292	$2,274,847

See Note 19 Commitments and Contingencies in Part II, Item 8. Financial Statements and Supplementary Data of this Report for details on allowance for credit losses on unfunded commitments.

Credit Quality

On a quarterly basis, a criticized asset meeting is held to monitor all special mention and substandard loans greater than $1.5 million and to establish action plans for these loans. These loans typically represent the highest risk of loss to us. These loans are monitored through regular contact with the borrower, review of current financial information and other documentation, review of all loan or potential loan restructures or modifications and the regular re-evaluation of assets held as collateral.
Additional credit risk management practices include periodic review, at least annually, and updates of our lending policies and procedures to support sound underwriting practices and portfolio management through portfolio stress testing. We have a portfolio monitoring process in place that includes an annual review of all commercial relationships greater than $1.5 million. Business banking relationships less than $1.5 million are monitored through portfolio management software that identifies credit risk indicators. Our Credit Risk Review process serves to independently monitor credit quality and assess the effectiveness of credit risk management practices to provide oversight of all corporate lending activities. The Credit Risk Review function has the primary responsibility for assessing commercial credit administration and credit decision functions of consumer and mortgage underwriting, as well as providing input to the loan risk rating process.
Nonperforming assets, or NPAs, consist of nonaccrual loans, nonaccrual TDRs and OREO. The following represents NPAs as of December 31:

(dollars in thousands)	2021	2020	2019	2018	2017
Nonperforming Loans
Commercial real estate	$30,924	$87,951	$22,427	$11,085	$2,501
Commercial and industrial	3,575	13,430	13,287	5,763	2,449
Commercial construction	384	384	737	11,780	1,460
Consumer real estate	9,476	15,624	8,658	6,262	6,316
Other consumer	158	96	36	33	62
Total Nonperforming Loans	44,517	117,485	45,145	34,923	12,788
Nonperforming Troubled Debt Restructurings
Commercial real estate	1,968	17,062	6,713	967	646
Commercial and industrial	16,235	9,907	695	3,197	4,493
Commercial construction	2,087	—	—	2,413	430
Consumer real estate	1,484	2,320	1,500	4,564	6,022
Other consumer	—	—	4	9	7
Total Nonperforming Troubled Debt Restructurings	21,774	29,289	8,912	11,150	11,598
Total Nonperforming Loans	66,291	146,774	54,057	46,073	24,386
OREO	13,313	2,155	3,525	3,092	469
Total Nonperforming Assets	$79,604	$148,929	$57,582	$49,165	$24,855
Nonperforming loans as a percent of total loans	0.95%	2.03%	0.76%	0.77%	0.42%
Nonperforming assets as a percent of total loans plus OREO	1.13%	2.06%	0.81%	0.83%	0.42%

Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due.
Nonperforming loans decreased $80.5 million to $66.3 million at December 31, 2021 compared to $146.8 million at December 31, 2020. The significant decrease in nonperforming loans primarily related to the return to performing status of $34.0 million of hotel loans, payoff of three CRE relationships for $14.4 million, charge-offs of four commercial relationships for $19.9 million and two loans moving to OREO for $12.2 million. Offsetting the decrease in nonperforming loans was the

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

addition of a $21.7 million C&I relationship that had a $10.3 million charge-off in 2021 and a $1.8 million specific reserve at December 31, 2021 based on an estimated enterprise value of the company.
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
An accruing loan that is modified into a TDR can remain in accrual status if, based on a current credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured and the borrower has demonstrated sustained historical repayment performance for a reasonable period before the modification. All commercial TDRs are individually evaluated, and all consumer TDRs are reserved for at the pool level based on their similar risk characteristics. For all commercial TDRs, regardless of size, we conduct further analysis to determine the loss and assign a specific reserve to the loan if deemed appropriate. TDRs can be returned to accruing status if the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring.
TDRs decreased $15.0 million to $31.7 million at December 31, 2021 compared to $46.7 million at December 31, 2020. Total TDRs of $31.7 million at December 31, 2021 included $9.9 million, or 31.2 percent, that were performing and $21.8 million, or 68.8 percent, that were not performing. This is a decrease from December 31, 2020 when we had $46.7 million in TDRs, including $17.4 million that were performing and $29.3 million that were nonperforming. The decrease in nonperforming TDRs during 2021 primarily related to a $6.1 million CRE loan that moved to OREO in the third quarter of 2021, a $4.6 million charge-off of a C&I loan and a $4.8 million payoff of a CRE loan. Offsetting this decrease was the addition of the $21.7 million C&I relationship discussed above that moved to TDR during the three months ended December 31, 2021. The modification was classified a TDR as it resulted in a payment delay at a non-market rate of interest. The decrease in performing TDRs during 2021 was attributed to payoffs of a $3.7 million CRE loan and a $2.5 million C&I loan.
Loan modifications resulting in new TDRs during 2021 included 40 modifications for $17.6 million compared to 40 modifications for $22.7 million of new TDRs in 2020. Included in the 2021 new TDRs were 25 loans totaling $1.1 million related to consumer bankruptcy filings that were not reaffirmed, thus resulting in discharged debt, which compares to 23 loans totaling $1.0 million in 2020.
The following represents delinquency as of December 31:

	2021		2020		2019		2018		2017
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
90 days or more:
Commercial real estate	$32,892	1.02%	$105,014	3.24%	$29,140	0.85%	$12,052	0.41%	$3,468	0.13%
Commercial and industrial	19,810	1.15%	23,337	1.19%	13,982	0.81%	8,960	0.60%	5,646	0.39%
Commercial construction	2,471	0.56%	384	0.08%	737	0.20%	14,193	5.52%	3,873	1.01%
Consumer real estate	10,960	0.74%	17,943	1.22%	10,158	0.66%	10,826	0.90%	10,880	0.91%
Other consumer	158	0.15%	96	0.12%	40	0.05%	42	0.06%	71	0.11%
Total Loans	$66,291	0.95%	$146,774	2.03%	$54,057	0.76%	$46,073	0.77%	$23,938	0.42%
30 to 89 days:
Commercial real estate	$—	—%	$415	0.01%	$10,311	0.28%	$5,783	0.20%	$1,131	0.04%
Commercial and industrial	1,711	0.10%	1,161	0.04%	4,886	0.17%	1,983	0.13%	866	0.06%
Commercial construction	502	0.11%	3,641	0.01%	2,119	0.25%	—	—%	2,493	0.65%
Consumer real estate	3,287	0.22%	3,430	0.24%	5,943	0.39%	4,816	0.40%	7,069	0.60%
Other consumer	256	0.24%	205	0.21%	718	0.54%	223	0.33%	363	0.54%
Loans held for sale	—	—%	—	—%	—	—%	—	—%	—	—%
Total Loans	$5,757	0.08%	$8,852	0.12%	$23,977	0.34%	$12,805	0.22%	$11,922	0.21%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Closed-end installment loans, amortizing loans secured by real estate and any other loans with payments scheduled monthly are reported past due when the borrower is in arrears two or more monthly payments. Other multi-payment obligations with payments scheduled other than monthly are reported past due when one scheduled payment is due and unpaid for 30 days or more. We monitor delinquency on a monthly basis, including early-stage delinquencies of 30 to 89 days past due for early identification of potential problem loans. Loans past due 90 days or more decreased $80.5 million compared to December 31, 2020 and represented 0.95 percent of total loans at December 31, 2021. The change in loans past due 90 days or more is explained above in nonperforming assets discussion under Credit Quality. Loans past due by 30 to 89 days decreased $3.1 million and represented 0.08 percent of total loans at December 31, 2021.

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
The following summarizes our loan charge-off experience for each of the four years presented below:

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019(1)	2018(1)
ACL Balance at Beginning of Year:	$117,612	$62,224	$60,996	$56,390
Charge-offs:
Commercial real estate	(13,493)	(27,512)	(3,664)	(372)
Commercial and industrial	(22,305)	(75,408)	(8,928)	(8,574)
Commercial construction	(55)	(454)	(406)	(2,630)
Consumer real estate	(719)	(1,101)	(1,353)	(1,319)
Other consumer	(952)	(1,890)	(1,838)	(1,694)
Total	(37,524)	(106,365)	(16,189)	(14,589)
Recoveries:
Commercial real estate	1,196	348	137	309
Commercial and industrial	822	1,733	1,388	1,723
Commercial construction	14	183	5	1,135
Consumer real estate	310	233	637	541
Other consumer	652	489	377	492
Total	2,994	2,986	2,544	4,200
Net Charge-offs	(34,530)	(103,379)	(13,645)	(10,389)
Impact of CECL adoption	—	27,346	—	—
Provision for credit losses	15,494	131,421	14,873	14,995
ACL Balance at End of Year:	$98,576	$117,612	$62,224	$60,996
(1)Represents ALL for year presented

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net loan charge-offs for 2021 were $34.5 million, or 0.49 percent of average loans, compared to $103.4 million, or 1.41 percent of average loans for 2020. Excluding the customer fraud, net loan charge-offs were $44.7 million, or 0.61 percent of average loans for 2020. There were two significant charge-offs during 2021. The first was a $10.3 million charge-off for a C&I relationship based on an estimated enterprise value of the company. The second charge-off of $9.5 million was for a C&I relationship during 2021 due to updated financial information that evidenced a decrease in the collateral value.In addition to the above, other significant charge-offs during 2021 included two CRE relationships totaling $9.2 million. The charge-offs were due to market deterioration in the collateral values.
The following table summarizes net charge-offs as a percentage of average loans for the years presented:

	2021	2020	2019	2018	2017
Commercial real estate	0.38%	0.81%	0.10%	NM	0.06%
Commercial and industrial	1.17%	3.65%	0.44%	0.48%	0.28%
Commercial construction	0.01%	0.06%	0.11%	0.48%	0.40%
Consumer real estate	0.03%	0.06%	0.05%	0.07%	0.16%
Other consumer	0.33%	1.75%	1.85%	1.79%	1.54%
Net charge-offs to average loans outstanding	0.49%	1.40%	0.22%	0.18%	0.18%
Allowance for credit losses as a percentage of total portfolio loans	1.41%	1.63%	0.87%	1.03%	0.98%
Allowance for credit losses as a percentage of total portfolio loans excluding PPP	1.43%	1.74%	—%	—%	—%
Allowance for credit losses to total nonperforming loans	149%	80%	115%	132%	236%
Provision for credit losses as a percentage of net loan charge-offs	45%	127%	109%	144%	135%
NM - percentage not meaningful

The following is the ACL balance by portfolio segment as of December 31:

	2021		2020		2019		2018		2017
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial real estate	$50,700	51.4%	$65,656	55.8%	$30,577	49.1%	$33,707	55.3%	$27,235	48.3%
Commercial and industrial	19,727	20.0%	16,100	13.7%	15,681	25.2%	11,596	19.0%	8,966	15.9%
Commercial construction	5,355	5.4%	7,239	6.2%	7,900	12.7%	7,983	13.1%	13,167	23.4%
Business banking	11,338	11.5%	15,917	13.5%	—	—%	—	—%	—	—%
Consumer real estate	8,733	8.9%	10,014	8.5%	6,337	10.2%	6,187	10.1%	5,479	9.7%
Other consumer	2,723	2.8%	2,686	2.3%	1,729	2.8%	1,523	2.5%	1,543	2.7%
Total	$98,576	100.0%	$117,612	100.0%	$62,224	100.0%	$60,996	100.0%	$56,390	100.0%

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
The following table summarizes the ACL balance as of December 31:

(dollars in thousands)	2021	2020	2019	2018	2017
Collectively Evaluated	$96,799	$104,048	$60,024	$59,233	$56,313
Individually Evaluated	1,777	13,564	2,200	1,763	77
Total Allowance for Credit Losses	$98,576	$117,612	$62,224	$60,996	$56,390

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The ACL was $98.6 million, or 1.41 percent of total portfolio loans, at December 31, 2021, compared to $117.6 million, or 1.63 percent of total portfolio loans, at December 31, 2020. The decrease in the ACL of $19.0 million was due to an $11.7 million decrease in specific reserves on loans individually evaluated and a $7.3 million decrease in loans collectively evaluated. The decrease in specific reserves was the result of approximately $7.8 million of loan charge-offs and the release of $5.7 million of specific reserve due to improved operating performance within our hotel portfolio. Offsetting this decrease in specific reserve was the addition of a $1.8 million specific reserve related to a $21.7 million C&I relationship that also had a $10.3 million charge-off in 2021 based on an estimated enterprise value of the company. The decrease in loans collectively evaluated of $7.3 million was due to improved economic conditions offset by additional segment allocations for our healthcare and C&I portfolios along with the increased uncertainty at year-end related to the Covid-19 Omicron variant.
Federal Home Loan Bank and Other Restricted Stock
At December 31, 2021 and 2020, we held FHLB of Pittsburgh stock of $8.5 million and $12.0 million. This investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Pittsburgh. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon on the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value. We reviewed and evaluated the FHLB capital stock for impairment at December 31, 2021. The FHLB exceeds all required capital ratios. Additionally, we considered that the FHLB has been paying dividends and actively redeeming stock throughout 2021 and 2020. Accordingly, we believe sufficient evidence exists to conclude that no impairment existed at December 31, 2021.
Deposits
The following table presents the composition of deposits at December 31:

(dollars in thousands)	2021	2020	$ Change
Customer deposits
Noninterest-bearing demand	$2,748,586	$2,261,994	$486,592
Interest-bearing demand	979,133	864,510	114,623
Money market	2,070,579	1,887,051	183,528
Savings	1,110,155	969,508	140,647
Certificates of deposit	1,083,071	1,369,239	(286,168)
Total customer deposits	7,991,524	7,352,302	639,222
Brokered deposits
Money market	—	50,012	(50,012)
Certificates of deposit	5,000	18,224	(13,224)
Total brokered deposits	5,000	68,236	(63,236)
Total Deposits	$7,996,524	$7,420,538	$575,986

Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits increased $576.0 million, or 7.8 percent, at December 31, 2021 compared to December 31, 2020. Total customer deposits increased $639.2 million from December 31, 2020 primarily related to government stimulus programs, PPP loans and our customers' liquidity preferences. Total brokered deposits decreased $63.2 million from December 31, 2020 due to a reduced need for this funding given the customer deposit growth. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The daily average balance of deposits and rates paid on deposits are summarized in the following table for the years ended December 31:

	2021		2020		2019
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$2,594,152	—	$2,072,310	—	$1,475,960	—
Interest-bearing demand	956,211	0.08%	844,331	0.19%	561,756	0.41%
Money market	2,026,083	0.18%	1,960,741	0.57%	1,474,841	1.69%
Savings	1,047,855	0.03%	899,717	0.11%	766,142	0.25%
Certificates of deposit	1,246,499	0.46%	1,482,127	1.34%	1,322,643	1.91%
Brokered deposits	16,419	1.15%	232,384	1.02%	370,779	2.32%
Total	$7,887,218	0.14%	$7,491,610	0.48%	$5,972,121	1.06%

CDs of $250,000 and over accounted for 3.0 percent of total deposits at December 31, 2021 and 4.5 percent of total deposits at December 31, 2020 and primarily represent deposit relationships with local customers in our market area.
Maturities of CDs of $250,000 or more outstanding at December 31, 2021 are summarized as follows:

(dollars in thousands)	2021
Three months or less	$143,843
Over three through six months	45,989
Over six through twelve months	45,524
Over twelve months	8,045
Total	$243,401
Borrowings
The following table represents the composition of borrowings for the years ended December 31:

(dollars in thousands)	2021	2020	$ Change
Securities sold under repurchase agreements, retail	$84,491	$65,163	$19,328
Short-term borrowings	—	75,000	(75,000)
Long-term borrowings	22,430	23,681	(1,251)
Junior subordinated debt securities	54,393	64,083	(9,690)
Total Borrowings	$161,314	$227,928	$(66,614)

Borrowings are an additional source of funding for us. Total borrowings decreased $66.6 million compared to December 31, 2020 due to increased customer deposits. Short-term borrowings decreased $75.0 million compared to December 31, 2020. At December 31, 2021, our long-term borrowings outstanding of $22.4 million included $19.3 million that were at a fixed rate and $3.1 million at a variable rate. Junior subordinated debt securities decreased $9.7 million compared to December 31, 2020 due to the repayment of a subordinated debt.
Information pertaining to short-term borrowings is summarized in the tables below:

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	2021	2020	2019
Balance at December 31	$84,491	$65,163	$19,888
Average balance during the year	$69,964	$57,673	$16,863
Average interest rate during the year	0.11%	0.29%	0.65%
Maximum month-end balance during the year	$84,491	$92,159	$23,427
Average interest rate at December 31	0.10%	0.25%	0.74%

	Short-Term Borrowings
(dollars in thousands)	2021	2020	2019
Balance at December 31	$—	$75,000	$281,319
Average balance during the year	$6,301	$155,753	$255,264
Average interest rate during the year	0.19%	0.92%	2.51%
Maximum month-end balance during the year	$25,000	$410,240	$425,000
Average interest rate at December 31	—%	0.19%	1.84%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Information pertaining to long-term borrowings is summarized in the tables below:

	Long-Term Borrowings
(dollars in thousands)	2021	2020	2019
Balance at December 31	$22,430	$23,681	$50,868
Average balance during the year	22,995	47,953	$66,392
Average interest rate during the year	1.99%	2.50%	2.76%
Maximum month-end balance during the year	$23,549	$50,635	$70,418
Average interest rate at December 31	1.94%	2.03%	2.61%

	Junior Subordinated Debt Securities
(dollars in thousands)	2021	2020	2019
Balance at December 31	$54,393	$64,083	$64,277
Average balance during the year	$61,653	$64,092	$47,934
Average interest rate during the year	2.99%	3.57%	4.82%
Maximum month-end balance during the year	$64,128	$64,848	$64,277
Average interest rate at December 31	2.69%	3.01%	4.42%
We have completed three private placements of trust preferred securities to financial institutions. As a result, we own 100 percent of the common equity of STBA Capital Trust I, DNB Capital Trust I, and DNB Capital Trust II, or the Trusts. The Trusts were formed to issue mandatorily redeemable capital securities to third-party investors. The proceeds from the sale of the securities and the issuance of the common equity by the Trusts were invested in junior subordinated debt securities issued by us. The third party investors are considered the primary beneficiaries of the Trusts; therefore, the Trusts qualify as variable interest entities, but are not consolidated into our financial statements. The Trusts pays dividends on the securities at the same rate as the interest paid by us on the junior subordinated debt held by the Trusts. DNB Capital Trust I and DNB Capital Trust II were acquired with the DNB Merger. Refer to Note 17 Short-Term Borrowings and Note 18 Long-Term Borrowings and Subordinated Debt to the Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data, of this Report, for more details.
Wealth Management Assets
As of December 31, 2021, the fair value of the S&T Bank Wealth Management assets under administration, which are not accounted for as part of our assets, increased to $2.3 billion from $2.1 billion as of December 31, 2020. Assets under administration consisted of $1.4 billion in S&T Trust, $0.8 billion in S&T Financial Services and $0.1 billion in Stewart Capital Advisors.
Liquidity and Capital Resources
Liquidity
Liquidity is defined as a financial institution’s ability to meet its cash and collateral obligations at a reasonable cost. Our primary future cash needs are centered on the ability to (i) satisfy the financial needs of depositors who may want to withdraw funds or of borrowers needing to access funds to meet their credit needs and (ii) to meet our future cash commitments under contractual obligations with third parties. In order to manage liquidity risk, our Board of Directors has delegated authority to ALCO for the formulation, implementation and oversight of liquidity risk management for S&T. The ALCO’s goal is to maintain adequate levels of liquidity at a reasonable cost to meet funding needs in both a normal operating environment and for potential liquidity stress events. The ALCO monitors and manages liquidity through various ratios, reviewing cash flow projections, performing stress tests and having a detailed contingency funding plan. The ALCO policy guidelines define graduated risk tolerance levels. If our liquidity position moves to a level that has been defined as high risk, specific actions are required, such as increased monitoring or the development of an action plan to reduce the risk position.
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing and attract new deposits, mitigating any funding dependency on other more volatile sources. Our deposits grew significantly during 2021 and we ended the year in a strong liquidity position. Refer to the Deposits section of this MD&A for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Additional funding sources accessible to S&T include borrowing availability at the FHLB of Pittsburgh, federal funds lines with other financial institutions, the brokered deposit market and borrowing availability through the Federal Reserve Borrower-In-Custody program. We believe that these funding sources will provide adequate resources to fund our short-term and long-term operating and financing needs. In addition, our ability to access capital markets provides additional sources of funding with respect to strategic investing opportunities. Our access to and the availability of funds in the future will be affected by many factors, including, but not limited to our financial condition and prospects, our credit rating, the liquidity of the overall capital markets and the current state of the economy.
The following table summarizes our material contractual obligations as of December 31, 2021:

	Payments Due In
(dollars in thousands)	2022	2023-2024	2025-2026	Later Years	Total
Certificates of deposit(1)	$961,578	$62,334	$60,820	$3,339	$1,088,071
Securities sold under repurchase agreements(1)	84,491	—	—	—	$84,491
Junior subordinated debt securities(1)	—	—	—	54,393	$54,393
Operating and capital leases	4,932	9,290	9,383	65,052	$88,657
Purchase obligations	19,823	42,432	46,492	—	$108,747
(1)Excludes interest

Excluded from the table are deposits with no stated maturity of $6,908,453 as of December 31, 2021, a contractual obligation that we consider when assessing our liquidity, particularly in the context of a liquidity stress event as discussed below.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At December 31, 2021, we had $1.3 billion in highly liquid assets, which consisted of $856.7 million in interest-bearing deposits with banks, $442.8 million in unpledged securities and $1.5 million in loans held for sale. This resulted in a highly liquid assets to total assets ratio of 13.7 percent at December 31, 2021. Also, at December 31, 2021, we had a remaining borrowing availability of $2.5 billion with the FHLB of Pittsburgh. Refer to Note 17 Short-Term Borrowings and Note 18 Long-Term Borrowings and Subordinated Debt to the Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data, and the Borrowings section of this MD&A, for more details.
Capital Resources
Shareholders’ equity increased $51.7 million, or 4.5 percent, to $1.2 billion at December 31, 2021 compared to $1.2 billion at December 31, 2020. The increase was primarily due to net income of $110.3 million partially offset by dividends of $44.3 million and a $16.1 million decrease in other comprehensive income. The decrease in other comprehensive income was due to a $18.9 million decrease in unrealized gains on our available-for-sale securities, net of tax, which was partially offset by a $2.8 million change in the funded status of our employee benefit plan.
We continue to maintain our capital position with a leverage ratio of 9.74 percent as compared to the regulatory guideline of 5.00 percent to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 12.03 percent compared to the regulatory guideline of 6.50 percent to be well-capitalized. Our risk-based Tier 1 and Total capital ratios were 12.43 percent and 13.79 percent, which places us above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00 percent and 10.00 percent, respectively. We believe that we have the ability to raise additional capital, if necessary.
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
In July 2013 the federal banking agencies issued a final rule to implement Basel III and the minimum leverage and risk-based capital requirements of the Dodd-Frank Act. The rule requires a banking organization to maintain a capital conservation buffer composed of common equity tier 1 capital in an amount greater than 2.50 percent of total risk-weighted assets. Banking organizations must maintain a common equity tier 1 risk-based capital ratio greater than 7.00 percent, a tier 1 risk-based capital ratio greater than 8.50 percent and a total risk-based capital ratio greater than 10.50 percent; otherwise, it will be subject to restrictions on capital distributions and discretionary bonus payments. The minimum capital requirements plus the capital

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

conservation buffer exceeds the regulatory capital ratios required for an insured depository institution to be well-capitalized under the FDIC's prompt corrective action framework.
Federal regulators periodically propose amendments to the regulatory capital rules and the related regulatory framework and consider changes to the capital standards that could significantly increase the amount of capital needed to meet applicable standards. The timing of adoption, ultimate form and effect of any such proposed amendments cannot be predicted.
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of December 31, 2021, we had not issued any securities pursuant to the shelf registration statement.

Inflation
Management is aware of the significant effect inflation has on interest rates and can have on financial performance and is closely monitoring the increased inflation rates being experienced in the economy. Our ability to cope with this is best determined by analyzing our capability to respond to changing interest rates and our ability to manage noninterest income and expense. We monitor the mix of interest-rate sensitive assets and liabilities through ALCO in order to reduce the impact of inflation on net interest income. We also control the effects of inflation by reviewing the prices of our products and services, by introducing new products and services and by controlling overhead expenses.

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

	December 31, 2021			December 31, 2020
	1 - 12 Months	13 - 24 Months		1 - 12 Months	13 - 24 Months
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income	% Change in EVE	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income	% Change in EVE
400	30.4	40.3	18.4	15.8	28.5	28.5
300	22.5	30.0	19.9	11.7	21.3	29.0
200	14.9	20.2	18.4	7.7	14.3	25.6
100	7.0	9.9	11.9	4.4	8.0	17.7
-100	(4.6)	(8.4)	(26.3)	(2.8)	(5.7)	(28.2)
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
Our rate shock analyses show an improvement in the percentage change in pretax net interest income in the rates up scenarios and a decline in the rates down scenarios when comparing December 31, 2021 to December 31, 2020. We have become more asset sensitive due to our increased balances at the Federal Reserve. Our EVE analyses show a decline in the percentage change in EVE in the rates up scenarios and an improvement in the rates down scenario when comparing December 31, 2021 to December 31, 2020. The EVE decline is due to the impact of a steepened yield curve on the value of non-maturity deposits.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
S&T Bancorp, Inc. and Subsidiaries

	December 31,
( in thousands, except share and per share data)	2021	2020
ASSETS
Cash and due from banks, including interest-bearing deposits of $857,192 and $158,903 at December 31, 2021 and December 31, 2020	$922,215	$229,666
Securities, at fair value	910,793	773,693
Loans held for sale	1,522	18,528
Portfolio loans, net of unearned income	6,999,990	7,225,860
Allowance for credit losses	(98,576)	(117,612)
Portfolio loans, net	6,901,414	7,108,248
Bank owned life insurance	83,685	82,303
Premises and equipment, net	52,632	55,614
Federal Home Loan Bank and other restricted stock, at cost	9,519	13,030
Goodwill	373,424	373,424
Other intangible assets, net	6,895	8,675
Other assets	226,430	304,716
Total Assets	$9,488,529	$8,967,897
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,748,586	$2,261,994
Interest-bearing demand	979,133	864,510
Money market	2,070,579	1,937,063
Savings	1,110,155	969,508
Certificates of deposit	1,088,071	1,387,463
Total Deposits	7,996,524	7,420,538
Securities sold under repurchase agreements	84,491	65,163
Short-term borrowings	—	75,000
Long-term borrowings	22,430	23,681
Junior subordinated debt securities	54,393	64,083
Other liabilities	124,237	164,721
Total Liabilities	8,282,075	7,813,186
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at December 31, 2021 and December 31, 2020 Outstanding—39,351,194 shares at December 31, 2021 and 39,298,007 shares at December 31, 2020	103,623	103,623
Additional paid-in capital	403,095	400,668
Retained earnings	773,659	710,061
Accumulated other comprehensive (loss) income	(7,090)	8,971
Treasury stock — 2,098,250 shares at December 31, 2021 and 2,151,437 shares at December 31, 2020, at cost	(66,833)	(68,612)
Total Shareholders’ Equity	1,206,454	1,154,711
Total Liabilities and Shareholders’ Equity	$9,488,529	$8,967,897
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF NET INCOME
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands, except per share data)	2021	2020	2019
INTEREST AND DIVIDEND INCOME
Loans, including fees	$270,460	$300,960	$300,625
Investment securities:
Taxable	15,706	14,918	14,733
Tax-exempt	2,593	3,497	3,302
Dividends	503	1,089	1,824
Total Interest and Dividend Income	289,262	320,464	320,484
INTEREST EXPENSE
Deposits	10,757	35,986	63,026
Borrowings and junior subordinated debt securities	2,393	5,090	10,667
Total Interest Expense	13,150	41,076	73,693
NET INTEREST INCOME	276,112	279,388	246,791
Provision for credit losses(1)	16,215	131,424	14,873
Net Interest Income After Provision for Credit Losses	259,897	147,964	231,918
NONINTEREST INCOME
Net gain (loss) on sale of securities	29	142	(26)
Debit and credit card	17,952	15,093	13,405
Service charges on deposit accounts	15,040	13,597	13,316
Wealth management	12,889	9,957	8,623
Mortgage banking	9,734	10,923	2,491
Commercial loan swap income	1,146	4,740	5,503
Other	7,820	5,267	9,246
Total Noninterest Income	64,610	59,719	52,558
NONINTEREST EXPENSE
Salaries and employee benefits	100,214	90,115	83,986
Data processing and information technology	16,681	15,499	14,468
Occupancy	14,544	14,529	12,103
Furniture, equipment and software	10,684	11,050	8,958
Other taxes	6,644	6,622	3,364
Professional services and legal	6,368	6,394	4,244
Marketing	4,553	5,996	4,631
FDIC insurance	4,224	5,089	758
Merger related expenses	—	2,342	11,350
Other	24,927	29,008	23,254
Total Noninterest Expense	188,839	186,644	167,116
Income Before Taxes	135,668	21,039	117,360
Income taxes (benefit) expense	25,325	(1)	19,126
Net Income	$110,343	$21,040	$98,234
Earnings per common share—basic	$2.81	$0.54	$2.84
Earnings per common share—diluted	$2.81	$0.53	$2.82
Dividends declared per common share	$1.13	$1.12	$1.09
(1)Beginning January 1, 2020, provision for credit losses is based on current expected credit loss methodology due to the adoption of CECL. Prior to January 1, 2020, it was based on incurred loss methodology.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands)	2021	2020	2019
Net Income	$110,343	$21,040	$98,234
Other Comprehensive Income (Loss), Before Tax:
Net change in unrealized (losses) gains on debt securities available-for-sale	(23,972)	22,683	15,793
Net available-for-sale securities losses reclassified into earnings (1)	—	—	26
Adjustment to funded status of employee benefit plans	3,561	3,549	(1,282)
Other Comprehensive (Loss) Income, Before Tax	(20,411)	26,232	14,537
Income tax benefit (expense) related to items of other comprehensive income	4,350	(5,591)	(3,100)
Other Comprehensive (Loss) Income, After Tax	(16,061)	20,641	11,437
Comprehensive Income	$94,282	$41,681	$109,671
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
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
S&T Bancorp, Inc. and Subsidiaries

(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at December 31, 2018	$90,326	$210,345	$701,819	$(23,107)	$(43,622)	$935,761
Net Income for 2019	—	—	98,234	—	—	98,234
Other comprehensive income, net of tax	—	—	—	11,437	—	11,437
Impact of new lease standard	—	—	167	—	—	167
Cash dividends declared ($1.09 per share)	—	—	(37,360)	—	—	(37,360)
Common stock issuance cost	—	(176)	—	—	—	(176)
Common stock issued in acquisition (5,318,962 shares)	13,297	187,334	—	—	—	200,631
Treasury stock repurchased (470,708 shares)	—	—	—	—	(18,222)	(18,222)
Treasury stock issued (28,174 shares, net)	—	—	(1,777)	—	862	(915)
Recognition of restricted stock compensation expense	—	2,441	—	—	—	2,441
Balance at December 31, 2019	$103,623	$399,944	$761,083	$(11,670)	$(60,982)	$1,191,998
Net income for 2020	—	—	21,040	—	—	21,040
Other comprehensive income, net of tax	—	—	—	20,641	—	20,641
Impact of adoption of CECL	—	—	(22,590)	—		(22,590)
Cash dividends declared ($1.12 per share)	—	—	(43,949)	—	—	(43,949)
Treasury stock repurchased (411,430 shares)	—	—	—	—	(12,559)	(12,559)
Treasury stock issued (149,133 shares, net)	—	—	(5,523)	—	4,929	(594)
Recognition of restricted stock compensation expense	—	724	—	—	—	724
Balance at December 31, 2020	$103,623	$400,668	$710,061	$8,971	$(68,612)	$1,154,711
Net income for 2021	—	—	110,343	—	—	110,343
Other comprehensive loss, net of tax	—	—	—	(16,061)	—	(16,061)
Cash dividends declared ($1.13 per share)	—	—	(44,336)	—	—	(44,336)
Treasury stock repurchased (no shares)	—	—	—	—	—	—
Treasury stock issued (53,187 shares, net)	—	—	(2,409)	—	1,779	(630)
Recognition of restricted stock compensation expense	—	2,427	—	—	—	2,427
Balance at December 31, 2021	$103,623	$403,095	$773,659	$(7,090)	$(66,833)	$1,206,454
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands)	2021	2020	2019
OPERATING ACTIVITIES
Net Income	$110,343	$21,040	$98,234
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	16,215	131,424	14,873
Provision for unfunded loan commitments	—	—	436
Depreciation and amortization	11,480	12,066	11,724
Net amortization of discounts and premiums	5,482	4,205	3,243
Stock-based compensation expense	2,427	724	2,441
Securities (gains) losses	(29)	(142)	26
Deferred income taxes	2,383	(4,402)	(381)
Loss (gain) on sale of fixed assets	30	(23)	37
Gain on the sale of loans, net	(8,856)	(8,998)	(1,887)
Pension contribution	—	(115)	—
Net change in:
Mortgage loans originated for sale	(286,257)	(361,704)	(109,624)
Proceeds from sale of mortgage loans	311,479	357,613	109,082
Net decrease (increase) in interest receivable	3,561	(2,560)	(3,768)
Net decrease in interest payable	(2,087)	(3,178)	(2,223)
Net decrease (increase) in other assets	85,509	(142,891)	(8,286)
Net (decrease) increase in other liabilities	(35,569)	50,392	24,496
Net Cash Provided by Operating Activities	216,111	53,451	138,423
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(313,617)	(178,389)	(129,973)
Proceeds from maturities, prepayments and calls of securities available-for-sale	144,905	205,606	92,412
Proceeds from sales of securities available-for-sale	1,917	1,349	59,934
Purchases of Federal Home Loan Bank stock	(22,515)	(33,755)	(61,852)
Proceeds from redemption of Federal Home Loan Bank stock	26,026	43,702	68,467
Net decrease (increase) in loans	173,401	(194,768)	(298,741)
Proceeds from the sale of loans not originated for resale	5,107	547	520
Purchases of premises and equipment	(3,611)	(5,416)	(5,153)
Proceeds from the sale of premises and equipment	14	23	71
Net cash acquired from bank acquisitions	—	—	63,759
Proceeds from settlement of bank owned life insurance	353	—	—
Net Cash Provided by (Used in) Investing Activities	11,980	(161,101)	(210,556)
FINANCING ACTIVITIES
Net increase in core deposits	875,378	591,932	423,203
Net decrease in certificates of deposit	(299,292)	(207,106)	(27,632)
Net increase in securities sold under repurchase agreements	19,328	45,275	1,505
Net decrease in short-term borrowings	(75,000)	(206,319)	(200,000)
Proceeds from long-term borrowings	—	—	10,000
Repayments of long-term borrowings	(11,001)	(27,187)	(35,936)
Treasury shares issued - net	(630)	(594)	(915)
Repurchase common stock	—	(12,559)	(18,222)
Costs to issue equity securities	—	—	(176)
Cash dividends paid to common shareholders	(44,325)	(43,949)	(37,360)
Net Cash Provided by Financing Activities	464,458	139,493	114,467
Net increase in cash and cash equivalents	692,549	31,843	42,334
Cash and cash equivalents at beginning of year	229,666	197,823	155,489
Cash and Cash Equivalents at End of Year	$922,215	$229,666	$197,823

STATEMENTS OF CASH FLOWS
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands)	2021	2020	2019
Supplemental Disclosures
Interest paid	$15,236	$44,353	$75,278
Income taxes paid, net of refunds	$24,213	$6,231	$14,663
Loans transferred to held for sale	$4,467	$640	$456
Leased right-of-use operating assets and lease liabilities added to Balance Sheet	$2,987	$91	$49,490
Net assets (liabilities) from acquisitions, excluding cash and cash equivalents	$—	$—	$43,637
Transfers to other real estate owned and other repossessed assets	$12,392	$631	$2,592
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
We are presently engaged in non-banking activities through the following six entities: 9th Street Holdings, Inc.; S&T Bancholdings, Inc.; CTCLIC; S&T Insurance Group, LLC; Stewart Capital Advisors, LLC; DN Acquisition, Inc. 9th Street Holdings, Inc. and S&T Bancholdings, Inc. are investment holding companies. CTCLIC, which is a joint venture with another financial institution, acts as a reinsurer of credit life, accident and health insurance policies sold by S&T Bank and the other institution. S&T Insurance Group, LLC, through its subsidiaries, offers a variety of insurance products. Stewart Capital Advisors, LLC is a registered investment advisor that manages private investment accounts for individuals and institutions. DN Acquisition Company, Inc. was acquired with the DNB merger and was incorporated for the purpose of acquiring and holding Other Real Estate Owned acquired through foreclosure or deed in-lieu-of foreclosure, as well as Bank-occupied real estate.
On June 5, 2019, we entered into an agreement to acquire DNB Financial Corporation, or DNB, and the transaction was completed on November 30, 2019. The transaction was valued at $201.0 million and added total assets of $1.1 billion, including $909.0 million in loans, $84.2 million in goodwill and $967.3 million in deposits.
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
Business Combinations
We account for business combinations using the acquisition method of accounting. All identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree are recognized and measured as of the acquisition date at fair value. We record goodwill for the excess of the purchase price over the fair value of net assets acquired. Results of operations of the acquired entities are included in the Consolidated Statement of Net Income from the date of acquisition.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Securities Held in a Deferred Compensation Plan
We use quoted market prices to determine the fair value of our equity security assets. These securities are reported at fair value with the gains and losses included in other noninterest income in our Consolidated Statements of Net Income. These assets are held in a deferred compensation plan and are invested in readily quoted mutual funds. Accordingly, these assets are classified as Level 1. Deferred compensation plan assets are reported in other assets in the Consolidated Balance Sheets.
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
Nonrecurring Basis
Loans Held for Sale
Loans held for sale consist of 1-4 family residential loans originated for sale in the secondary market and, from time to time, certain loans transferred from the loan portfolio to loans held for sale, all of which are carried at the lower of cost or fair value. The fair value of 1-4 family residential loans is based on the principal or most advantageous market currently offered for similar loans using observable market data. The fair value of the loans transferred from the loan portfolio is based on the amounts offered for these loans in currently pending sales transactions. Loans held for sale marked to fair value are classified as Level 3.
Loans Individually Evaluated
Loans that are individually evaluated to determine whether a specific allocation of ACL is needed are reported at the lower of amortized cost or fair value. Fair value is determined using the following methods: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral less estimated selling costs when the loan is collateral dependent and we expect to liquidate the collateral. However, if repayment is expected to come from the operation of the collateral, rather than liquidation, then we do not consider estimated selling costs in determining the fair value of the collateral. Collateral values are generally based upon appraisals by approved, independent state certified appraisers. Appraisals may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or our knowledge of the borrower and the borrower’s business. Loans individually evaluated that are market to fair value are classified as Level 3.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Mortgage Servicing Rights
MSRs are reported pursuant to the amortization method are evaluated for impairment quarterly by comparing the carrying value to the fair value of the MSRs. The fair value of MSRs is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. The valuation model includes significant unobservable inputs; therefore, MSRs are classified as Level 3. MSRs are reported in other assets in the Consolidated Balance Sheets and are amortized into mortgage banking in noninterest income in the Consolidated Statements of Net Income.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
A determination will be made on whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in Other Comprehensive Income, or OCI, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet with a corresponding adjustment to provision for credit losses in the Consolidated Statements of Net Income. Both the allowance and the adjustment to net income can be reversed if conditions change. Our policy for credit impairment within the debt securities portfolio is based upon a number of factors, including but not limited to, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its estimated fair value and whether management intends to sell the security or if it is more likely than not that management will be required to sell the investment security prior to the security’s recovery of any decline in its estimated fair value.
Realized gains and losses on the sale of these securities are determined using the specific-identification method and are recorded within noninterest income in the Consolidated Statements of Net Income. Bond premiums are amortized to the call date and bond discounts are accreted to the maturity date, both on a level yield basis.
Equity securities are measured at fair value with net unrealized gains and losses recognized in other noninterest income in the Consolidated Statements of Net Income.
Loans Held for Sale
Loans held for sale consist of 1-4 family residential loans originated for sale in the secondary market and, from time to time, certain loans transferred from the loan portfolio to loans held for sale, all of which are carried at the lower of cost or fair value. If a loan is transferred from the loan portfolio to the held for sale category, any write-down in the carrying amount of the loan at the date of transfer is recorded as a charge-off against the ACL. Subsequent declines in fair value are recognized as a charge to other noninterest income. When a loan is placed in the held for sale category, we stop amortizing the related deferred fees and costs. The remaining unamortized fees and costs are recognized as part of the cost basis of the loan at the time it is sold. Gains and losses on sales of mortgage loans held for sale are included in mortgage banking in noninterest income in the Consolidated Statements of Net Income.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
The ACL for homogeneous loans is calculated using a life-time loss rate methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. The ACL model is comprised of six distinct portfolio segments: 1) Construction, 2) Commercial Real Estate, or CRE, 3) Commercial and Industrial, or C&I, 4) Business Banking, 5) Consumer Real Estate and 6) Other Consumer. Each segment has a distinct set of risk characteristics monitored by management. We further evaluate the ACL at a disaggregated level which includes type of collateral and our internal risk rating system for the commercial segments and type of collateral, lien position, and FICO score, for the consumer segments. Historical credit loss experience is the basis for the estimation of expected credit losses. Our quantitative model uses historic data back to the second quarter of 2009. We apply historical loss rates to pools of loans with similar risk characteristics. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and supportable forecast adjustment is based on the unemployment forecast and management judgment. For periods beyond our two year reasonable and supportable forecast, we revert to historical loss rates utilizing a straight-line method over a one year reversion period. The qualitative adjustments for current conditions are based upon changes in lending policies and practices,

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

experience and ability of lending staff, quality of the bank’s loan review system, value of underlying collateral, the existence of and changes in concentrations, other external factors and segment specific risks. These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in other liabilities.
The ACL for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and therefore, should be individually assessed. We evaluate all commercial loans greater than $1.0 million that meet the following criteria: 1) when it is determined that foreclosure is probable, 2) substandard, doubtful and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral, 3) any commercial TDR, or any loan reasonably expected to become a TDR whether on accrual or nonaccrual status and 4) when it is determined by management that a loan does not share similar risk characteristics with other loans. Specific reserves are established based on the following three acceptable methods for measuring the ACL: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral when the loan is collateral dependent. Our individual loan evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. Collateral values are discounted to consider disposition costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the loan is less than the loan balance.
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
Allowance for Loan Losses
Prior to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, we calculated our ALL using an incurred loan loss methodology. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for our Allowance for Loan Losses policy.
Bank Owned Life Insurance
We have purchased life insurance policies on certain executive officers and employees. We receive the cash surrender value of each policy upon its termination or benefits are payable to us upon the death of the insured. Changes in net cash surrender value are recognized in noninterest income in the Consolidated Statements of Net Income.
Premises and Equipment
Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred, while improvements that extend an asset’s useful life are capitalized and depreciated over the estimated remaining life of the asset. Depreciation expense is computed by the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the particular assets. Depreciation expense is included in occupancy on the Consolidated Statements of Net Income. Management reviews long-lived assets using events and circumstances to determine if and when an asset is evaluated for recoverability.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Operating lease ROU assets are included in other assets and related operating lease liabilities are included in other liabilities.  Our lease liability is calculated as the present value of the lease payments over the lease term discounted using our estimated incremental borrowing rate with similar terms at commencement date. Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term for operating leases. Interest and amortization expenses are recognized for finance leases over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term in occupancy on our Consolidated Statements of Net Income. Refer to Note 10 Right-of-Use Assets and Lease Liabilities for more details.
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
We determine the amount of identifiable intangible assets based upon independent core deposit and insurance contract valuations at the time of acquisition. Intangible assets with finite useful lives, consisting primarily of core deposit and customer list intangibles, are amortized using straight-line or accelerated methods over their estimated weighted average useful lives, ranging from 10 to 20 years. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No such events or changes in circumstances occurred during the years ended December 31, 2021 and 2020.

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
OREO and Other Repossessed Assets
OREO and other repossessed assets are included in other assets in the Consolidated Balance Sheets and are comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of a foreclosure. At the time of foreclosure or acceptance of a deed in lieu of foreclosure, these properties are recorded at the lower of the recorded investment in the loan or fair value less cost to sell. Loan losses arising from the acquisition of any such property initially are charged against the ACL. Subsequently, these assets are carried at the lower of carrying value or current fair value less cost to sell. Gains or losses realized upon disposition of these assets are recorded in other noninterest income or expenses in the Consolidated Statements of Net Income.
Mortgage Servicing Rights
Mortgage servicing rights, or MSRs, are recognized as separate assets when a mortgage loan is sold. MSRs represents the estimated fair value of future net cash flows expected to be realized for performing the servicing activities. The fair value of the MSRs is estimated by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. MSRs are reported in other assets in the Consolidated Balance Sheets and are amortized into mortgage banking in noninterest income in the Consolidated Statements of Net Income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.
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
Allowance for Unfunded Commitments
In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for unfunded commitments is determined using a similar methodology as our ACL methodology except that we apply a probability to fund assumption. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets. The reserve is calculated by applying historical loss rates and qualitative adjustments to our unfunded commitments. The provision for unfunded commitments is included in the provision for credit losses on the Consolidated Statements of Net Income.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Pensions
The expense for S&T Bank’s qualified and nonqualified defined benefit pension plans is actuarially determined using the projected unit credit actuarial cost method. It requires us to make economic assumptions regarding future interest rates and asset returns and various demographic assumptions. We estimate the discount rate used to measure benefit obligations by applying the projected cash flow for future benefit payments to a yield curve of high-quality corporate bonds available in the marketplace and by employing a model that matches bonds to our pension cash flows. The expected return on plan assets is an estimate of the long-term rate of return on plan assets, which is determined based on the current asset mix and estimates of return by asset class. We recognize in the Consolidated Balance Sheets an asset for the plan’s overfunded status or a liability for the plan’s underfunded status. Gains or losses related to changes in benefit obligations or plan assets resulting from experience different from that assumed are recognized as other comprehensive income (loss) in the period in which they occur. To the extent that such gains or losses exceed 10 percent of the greater of the projected benefit obligation or plan assets, they are recognized as a component of pension costs over the future service periods of actively employed plan participants. The funding policy for the qualified plan is to contribute an amount each year that is at least equal to the minimum required contribution, but not more than the maximum amount permissible for taxable plan sponsors. Our nonqualified plans are unfunded.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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

NOTE 3. EARNINGS PER SHARE

Earnings per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine reported basic and diluted earnings per share. The two-class method was more dilutive in 2021, 2020 and 2019 and was used to determine reported earnings per share. The following table reconciles the numerators and denominators of basic and diluted EPS:

	Years ended December 31,
(dollars in thousands, except share and per share data)	2021	2020	2019
Numerators for Earnings per Common Share—Basic and Diluted:
Net income	$110,343	$21,040	$98,234
Less: Income allocated to participating shares	492	68	260
Net Income Allocated to Common Shareholders	$109,851	$20,972	$97,974
Denominators:
Weighted Average Common Shares Outstanding—Basic	39,050,241	39,070,439	34,628,191
Add: Average participating shares outstanding	2,720	2,780	51,287
Denominator for Diluted	39,052,961	39,073,219	34,679,478
Earnings per common share—basic	$2.81	$0.54	$2.84
Earnings per common share—diluted	$2.81	$0.53	$2.82
Restricted stock considered anti-dilutive excluded from dilutive potential common shares	793	1,242	12,686

NOTE 4. FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2021 and 2020. Interest rate lock commitments to borrowers were transferred from Level 2 to Level 3 during the year ended December 31, 2020 due to pull-through factors being a significant unobservable input.

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Debt securities available-for-sale:
U.S. Treasury securities	$95,327	$—	$—	$95,327
Obligations of U.S. government corporations and agencies	—	70,348	—	70,348
Collateralized mortgage obligations of U.S. government corporations and agencies	—	270,294	—	270,294
Residential mortgage-backed securities of U.S. government corporations and agencies	—	56,793	—	56,793
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	341,300	—	341,300
Corporate obligations	—	500	—	500
Obligations of states and political subdivisions	—	75,089	—	75,089
Total Debt Securities Available-for-Sale	95,327	814,324	—	909,651
Marketable equity securities	1,061	81	—	1,142
Total Securities	96,388	814,405	—	910,793
Securities held in a deferred compensation plan	10,230	—	—	10,230
Derivative financial assets:
Interest rate swaps	—	33,528	—	33,528
Interest rate lock commitments	—	—	401	401
Forward sale contracts	—	—	4	4
Total Assets	$106,618	$847,933	$405	$954,956
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$33,631	$—	$33,631
Total Liabilities	$—	$33,631	$—	$33,631

NOTE 4. FAIR VALUE MEASUREMENTS -- continued

	December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Debt securities available-for-sale:
U.S. Treasury securities	$10,282	$—	$—	$10,282
Obligations of U.S. government corporations and agencies	—	82,904	—	82,904
Collateralized mortgage obligations of U.S. government corporations and agencies	—	209,296	—	209,296
Residential mortgage-backed securities of U.S. government corporations and agencies	—	67,778	—	67,778
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	273,681	—	273,681
Corporate obligations	—	2,025	—	2,025
Obligations of states and political subdivisions	—	124,427	—	124,427
Total Debt Securities Available-for-Sale	10,282	760,111	—	770,393
Marketable equity securities	3,228	72	—	3,300
Total Securities	13,510	760,183	—	773,693
Securities held in a deferred compensation plan	6,794	—	—	6,794
Derivative financial assets:
Interest rate swaps	—	78,319	—	78,319
Interest rate lock commitments	—	—	2,900	2,900
Total Assets	$20,304	$838,502	$2,900	$861,706
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$79,033	$—	$79,033
Forward sale contracts	—	385	—	385
Total Liabilities	$—	$79,418	$—	$79,418

Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either December 31, 2021 or December 31, 2020.
For Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2021 and 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average (1) (2)
(dollars in thousands)
Loans individually evaluated	$16,004	Collateral method	Appraisal adjustment	0%	-	20%	4.48%
		Discounted cash flow method	Discount rate	10%		19%	10.46%
Other real estate owned	1,011	Collateral method	Appraisal adjustment	2.53%			2.53%
Mortgage servicing rights	—	Discounted cash flow method	NA	NA			NA
Loans held for sale	—	Collateral method	NA	NA			NA
Total Assets	$17,015
(1)Weighted averages for loans individually evaluated were weighted by loan amounts. (2)Weighted averages for other real estate owned were weighted by OREO balances.

NOTE 4. FAIR VALUE MEASUREMENTS -- continued

	December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average (1) (2) (3)
(dollars in thousands)
Loans individually evaluated	$64,286	Collateral method	Appraisal adjustment	0%	-	12%	7.70%
		Discounted cash flow method	Discount rate	—%	-	—%	—%
Other real estate owned	600	Collateral method	Appraisal adjustment	21.80%			21.80%
Mortgage servicing rights	4,976	Discounted cash flow method	Discount rate	9.24%	-	12.55%	9.42%
			Constant prepayment rates	8.82%	-	14.58%	13.37%
Loans held for sale	586	Collateral method	NA	NA			NA
Total Assets	$70,448
(1)Weighted averages for loans individually evaluated were weighted by loan amounts.
(2)Weighted averages for other real estate owned were weighted by OREO balances.
(3)Weighted averages for mortgage services rights discount rate and prepayment rates were weighted based on note rate tranches.

The carrying values and fair values of our financial instruments at December 31, 2021 and 2020 are presented in the following tables:

		Fair Value Measurements at December 31, 2021
(dollars in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$922,215	$922,215	$922,215	$—	$—
Securities	910,793	910,793	96,388	814,405	—
Loans held for sale	1,522	1,522	—	—	1,522
Portfolio loans, net	6,901,414	6,815,468	—	—	6,815,468
Collateral receivable	37,363	37,363	37,363	—	—
Securities held in a deferred compensation plan	10,230	10,230	10,230	—	—
Mortgage servicing rights	7,677	7,677	—	—	7,677
Interest rate swaps	33,528	33,528	—	33,528	—
Interest rate lock commitments	401	401	—	—	401
Forward sale contracts	4	4	—	—	4
LIABILITIES
Deposits	$7,996,524	$7,992,942	$6,908,453	$1,084,489	—
Securities sold under repurchase agreements	84,491	84,491	84,491	—	—
Short-term borrowings	—	—	—	—	—
Long-term borrowings	22,430	22,678	4,300	18,378	—
Junior subordinated debt securities	54,393	54,393	54,393	—	—
Interest rate swaps	33,631	33,631	—	33,631	—
(1)As reported in the Consolidated Balance Sheets

NOTE 4. FAIR VALUE MEASUREMENTS -- continued

		Fair Value Measurements at December 31, 2020
(dollars in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$229,666	$229,666	$229,666	$—	$—
Securities	773,693	773,693	13,510	760,183	—
Loans held for sale	18,528	18,528	—	—	18,528
Portfolio loans, net	7,108,248	7,028,446	—	—	7,028,446
Securities held in a deferred compensation plan	77,936	77,936	77,936	—	—
Mortgage servicing rights	6,794	6,794	6,794	—	—
Interest rate swaps	4,976	4,976	—	—	4,976
Interest rate lock commitments	78,319	78,319	—	78,319	—
Forward sale contracts	2,900	2,900	—	—	2,900
LIABILITIES
Deposits	$7,420,538	$7,422,894	$6,033,075	$1,389,819	$—
Securities sold under repurchase agreements	65,163	65,163	65,163	—	—
Short-term borrowings	75,000	75,000	75,000	—	—
Long-term borrowings	23,681	24,545	4,494	20,051	—
Junior subordinated debt securities	64,083	64,083	64,083	—	—
Interest rate swaps	79,033	79,033	—	79,033	—
Forward sale contracts	385	385	—	385	—
(1)As reported in the Consolidated Balance Sheets

NOTE 5. RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS
The Board of Governors of the Federal Reserve System, or the Federal Reserve, imposes certain reserve requirements on all depository institutions. These reserves are maintained in the form of vault cash or as an interest-bearing balance with the Federal Reserve. The required reserves averaged $0.0 million for 2021, $15.5 million for 2020 and $43.9 million for 2019. The decrease in the required reserve average from 2020 to 2021 was due to the Federal Reserve reducing the reserve requirement ratio to zero percent effective March 26, 2020.
NOTE 6. DIVIDEND AND LOAN RESTRICTIONS
S&T is a legal entity separate and distinct from its banking and other subsidiaries. A substantial portion of our revenues consist of dividend payments we receive from S&T Bank. S&T Bank, in turn, is subject to state laws and regulations that limit the amount of dividends it can pay to us. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve has indicated that banking organizations should generally pay dividends only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In connection with our reduced net income in 2020 and our inability to fully fund the dividend from earnings over the prior year, due in substantial part to the customer fraud that occurred in the second quarter of 2020, we received non-objection letters from the Federal Reserve to continue to pay our dividends declared in the third and fourth quarter of 2020 and the first and second quarter of 2021. Thus, under certain circumstances based upon our financial condition, our ability to declare and pay quarterly dividends may require consultation with the Federal Reserve and may be prohibited by applicable Federal Reserve Board guidance.
Federal law prohibits us from borrowing from S&T Bank unless such loans are collateralized by specific obligations. Further, such loans are limited to 10 percent of S&T Bank’s capital stock and surplus.
NOTE 7. SECURITIES
The following table presents the fair values of our securities portfolio at the dates presented:

	December 31,
(dollars in thousands)	2021	2020
Debt securities available-for-sale	$909,651	$770,393
Marketable equity securities	1,142	3,300
Total Securities	$910,793	$773,693
Debt Securities Available-for-Sale
The following tables present the amortized cost and fair value of debt securities available-for-sale as of December 31, 2021 and December 31, 2020:

	December 31, 2021				December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$95,954	$115	$(742)	$95,327	$9,980	$302	$—	$10,282
Obligations of U.S. government corporations and agencies	68,599	1,749	—	70,348	78,755	4,149	—	82,904
Collateralized mortgage obligations of U.S. government corporations and agencies	270,696	2,408	(2,810)	270,294	202,975	6,410	(89)	209,296
Residential mortgage-backed securities of U.S. government corporations and agencies	57,029	392	(628)	56,793	66,960	818	—	67,778
Commercial mortgage-backed securities of U.S. government corporations and agencies	336,918	5,969	(1,587)	341,300	258,875	14,806	—	273,681
Corporate Obligations	500	—	—	500	2,021	5	(1)	2,025
Obligations of states and political subdivisions	70,539	4,550	—	75,089	117,439	6,988	—	124,427
Total Debt Securities Available-for-Sale	$900,235	$15,183	$(5,767)	$909,651	$737,005	$33,478	$(90)	$770,393

NOTE 7. SECURITIES AVAILABLE-FOR-SALE -- continued

The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Years ended December 31,
(dollars in thousands)	2021	2020	2019
Gross realized gains	$29	$219	$41
Gross realized losses	—	(77)	(67)
Net Realized Gains/(Losses)	$29	$142	$(26)

The following tables present the fair value and the age of gross unrealized losses on debt securities available-for-sale by investment category as of the dates presented:

	December 31, 2021
	Less Than 12 Months			12 Months or More				Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	8	$85,221	$(742)	—	$—	$—	8	$85,221	$(742)
Collateralized mortgage obligations of U.S. government corporations and agencies	12	141,204	(2,436)	1	8,933	(374)	13	150,137	(2,810)
Residential mortgage-backed securities of U.S. government corporations and agencies	3	46,042	(628)	—	—	—	3	46,042	(628)
Commercial mortgage-backed securities of U.S. government corporations and agencies	7	100,032	(1,587)	—	—	—	7	100,032	(1,587)
Corporate Obligations	—	—	—	—	—	—	—	—	—
Total	30	$372,499	$(5,393)	1	$8,933	$(374)	31	$381,432	$(5,767)

	December 31, 2020
	Less Than 12 Months			12 Months or More				Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	—	$—	$—	—	$—	$—
Collateralized mortgage obligations of U.S. government corporations and agencies	2	35,697	(89)	—	—	—	2	35,697	(89)
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities of U.S. government corporations and agencies				—	—	—	—	—	—
Corporate Obligations	1	499	(1)	—	—	—	1	499	(1)
Total	3	$36,196	$(90)	—	$—	$—	3	$36,196	$(90)
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit loss or other factors. We do not believe any individual unrealized loss as of December 31, 2021 represents an impairment. At December 31, 2021, there were 31 debt securities and at December 31, 2020 there were 3 debt securities in an unrealized loss position. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities are determined to be investment grade and paying principal and interest according to the contractual terms of the security. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.

NOTE 7. SECURITIES AVAILABLE-FOR-SALE -- continued

We concluded that the ACL for debt securities was immaterial at December 31, 2021. Prior to the adoption of ASU 2016-13 there was no other than temporary impairment, or OTTI, recorded during the year ended December 31, 2020.
The following table presents net unrealized gains and losses, net of tax, on debt securities available-for-sale included in accumulated other comprehensive income/(loss), for the periods presented:

	December 31, 2021			December 31, 2020
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
Total unrealized gains/(losses) on debt securities available-for-sale	$15,183	$(5,767)	$9,416	$33,478	$(90)	$33,388
Income tax (expense) benefit	(3,215)	1,221	(1,994)	(7,128)	19	(7,109)
Net Unrealized Gains/(Losses), Net of Tax Included in Accumulated Other Comprehensive Income/(Loss)	$11,968	$(4,546)	$7,422	$26,350	$(71)	$26,279
The amortized cost and fair value of debt securities available-for-sale at December 31, 2021 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2021
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$43,513	$44,027
Due after one year through five years	63,849	66,363
Due after five years through ten years	106,881	107,427
Due after ten years	20,849	22,947
Debt Securities Available-for-Sale With Maturities	235,092	240,764
Collateralized mortgage obligations of U.S. government corporations and agencies	270,696	270,294
Residential mortgage-backed securities of U.S. government corporations and agencies	57,029	56,793
Commercial mortgage-backed securities of U.S. government corporations and agencies	336,918	341,300
Corporate Obligations	500	500
Total Debt Securities Available-for-Sale	$900,235	$909,651
At December 31, 2021 and 2020, debt securities with carrying values of $466.9 million and $308.3 million were pledged for various regulatory and legal requirements.
Marketable Equity Securities
The following table presents realized and unrealized net gains and losses for our marketable equity securities for the periods presented:

	Years ended December 31,
(dollars in thousands)	2021	2020	2019
Marketable Equity Securities
Net market gains (losses) recognized	$189	$(500)	$334
Less: Net gains recognized for equity securities sold	29	142	—
Unrealized Gains (Losses) on Equity Securities Still Held	$160	$(642)	$334

NOTE 8. LOANS AND LOANS HELD FOR SALE
Loans are presented net of unearned income of $14.1 million and $16.0 million at December 31, 2021 and 2020 and net of a discount related to purchase accounting fair value adjustments of $6.7 million and $8.6 million at December 31, 2021 and December 31, 2020.
The following table summarizes the composition of originated and acquired loans as of the dates presented:

(dollars in thousands)	December 31, 2021	December 31, 2020
Commercial
Commercial real estate	$3,236,653	$3,244,974
Commercial and industrial	1,728,969	1,954,453
Commercial construction	440,962	474,280
Total Commercial Loans	5,406,584	5,673,707
Consumer
Consumer real estate	1,485,478	1,471,238
Installment and other consumer	107,928	80,915
Total Consumer Loans	1,593,406	1,552,153
Total Portfolio Loans	6,999,990	7,225,860
Loans held for sale	1,522	18,528
Total Loans (1)	$7,001,512	$7,244,388
(1) Excludes interest receivable of $18.7 million at December 31, 2021 and $24.7 million at December 31, 2020. Interest receivable is included in other assets in the Consolidated Balance Sheets.

Commercial and industrial loans, or C&I, included $88.3 million of loans originated under the Paycheck Protection Program, or PPP, at December 31, 2021 compared to $465.0 million at December 31, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act was signed into law. The CARES Act included the PPP, a program designed to aid small and medium sized businesses through federally guaranteed loans distributed through banks. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. The loans are 100 percent guaranteed by the Small Business Administration, or SBA. These loans carry a fixed rate of 1.00 percent and a term of two years, or five years for loans approved by the SBA, on or after June 5, 2020. Payments are deferred for at least six months of the loan. The SBA pays us a processing fee ranging from 1 percent to 5 percent based on the size of the loan. Interest is accrued as earned and loan origination fees and direct costs are deferred and accreted or amortized into interest income over the life of the loan using the level yield method. When a PPP loan is paid off or forgiven by the SBA, the remaining unaccreted or unamortized net origination fees or costs will be immediately recognized into income.
At December 31, 2021, our business banking segment was $1.1 billion compared to $1.2 billion at December 31, 2020. Business banking consists of commercial loans made to small businesses that are standard, non-complex products evaluated through a streamlined credit approval process that has been designed to maximize efficiency while maintaining high credit quality standards that meet small business market customers’ needs. Business banking consisted of $546.1 million of commercial real estate loans, $215.4 million of C&I loans of which $39.7 million are PPP loans, $16.2 million of commercial construction loans and $357.9 million of consumer real estate loans at December 31, 2021. At December 31, 2020 business banking consisted of $453.0 million of commercial real estate loans, $394.9 million of C&I loans of which $178.4 million are PPP Loans, $8.2 million of commercial construction loans and $303.9 million of consumer real estate loans that have a commercial purpose.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 77.2 percent of total portfolio loans at December 31, 2021 and 78.5 percent at December 31, 2020. Within our commercial portfolio, the CRE and Commercial Construction portfolios combined comprised $3.7 billion or 68.0 percent of total commercial loans and 52.5 percent of total portfolio loans at December 31, 2021 and comprised $3.7 billion or 65.6 percent of total commercial loans and 51.5 percent of total portfolio loans at December 31, 2020.

NOTE 8. LOANS AND LOANS HELD FOR SALE -- continued

We lend primarily in Pennsylvania and the contiguous states of Ohio, New York, West Virginia and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this geography, resulting in a concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data and information supplied by our customers. We also use subscription services for additional geographic and industry specific information. Our CRE and Commercial Construction portfolios have exposure outside this geography of 5.7 percent of the combined portfolios at December 31, 2021 and 5.9 percent at December 31, 2020. Exposure of total portfolio loans was 3.0 percent at December 31, 2021and December 31, 2020.
The following table summarizes our restructured loans as of the dates presented:

	December 31, 2021			December 31, 2020
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$—	$1,697	$1,697	$14	$16,654	$16,668
Commercial and industrial	748	14,889	15,637	7,090	9,885	16,975
Commercial construction	2,190	2,087	4,277	3,267	—	3,267
Business banking	858	1,696	2,554	1,503	430	1,933
Consumer real estate	6,122	1,405	7,527	5,581	2,319	7,900
Other consumer	3	—	3	5	—	5
Total	$9,921	$21,774	$31,695	$17,460	$29,289	$46,748

The following tables present the restructured loans by loan segment and by type of concession for the years ended:

	December 31, 2021
	Number of Contracts	Type of Modification					Total Post-Modification Outstanding Recorded Investment(2)	Total Pre-Modification Outstanding Recorded Investment(2)
(dollars in thousands)		Bankruptcy(1)	Other	Extend Maturity	Modify Rate	Modify Payments
Commercial real estate	1	$—	$—	$—	$—	$1,300	$1,300	$1,824
Commercial industrial	3	—	—	2,039	—	9,182	11,221	21,297
Commercial construction	1	—	—	2,087	—	—	2,087	5,279
Business banking	9	8	—	558	—	1,155	1,721	1,792
Consumer real estate	26	1,099	—	—	—	147	1,246	1,280
Other consumer	—	—	—	—	—	—	—	—
Total	40	$1,107	$—	$4,684	$—	$11,784	$17,575	$31,472
(1) Bankruptcy is consumer bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.
(2) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

	December 31, 2020
	Number of Contracts	Type of Modification					Total Post-Modification Outstanding Recorded Investment(2)	Total Pre-Modification Outstanding Recorded Investment(2)
(dollars in thousands)		Bankruptcy(1)	Other	Extend Maturity	Modify Rate	Modify Payments
Commercial real estate	1	$—	$—	$—	$—	$4,791	$4,791	$5,292
Commercial industrial	3	—	—	13,339	—	281	13,620	15,217
Commercial construction	3	—	—	2,330	—	—	2,330	2,592
Business banking	3	—	—	165	—	95	260	501
Consumer real estate	29	956	—	690	—	—	1,646	1,688
Other consumer	1	4	—	—	—	—	4	5
Total	40	$960	$—	$16,524	$—	$5,167	$22,651	$25,295
(1) Bankruptcy is consumer bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.
(2) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

NOTE 8. LOANS AND LOANS HELD FOR SALE -- continued

In response to the coronavirus, or COVID-19 pandemic, and its economic impact on our customers, we implemented a short-term modification program that complies with the CARES Act to provide temporary payment relief to those borrowers directly impacted by COVID-19 pandemic who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments for 90 days and up to a maximum of 180 days for our commercial customers. The customer remains responsible for deferred payments along with any additional interest accrued during the deferral period. For our consumer customers, interest does not accrue during the deferral period and the maturity date is extended by the length of the deferral period. Under the applicable guidance, none of these loans were considered restructured during 2021. We had eight loans that were modified totaling $28.8 million at December 31, 2021 compared to 52 loans that were modified totaling $195.6 million at December 31, 2020.
We had 12 commitments for $2.6 million to lend additional funds on TDRs at December 31, 2021 compared to 20 commitments for $0.8 million at December 31, 2020. We had no TDR's that returned to accruing status during 2021. We returned one TDR totaling $0.1 million to accruing status during 2020.
Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place that were restructured within the last 12 months prior to defaulting. There were no TDRs that defaulted during the year ended December 31, 2021 and there were six TDRs totaling $11.8 million that defaulted during the year ended 2020.
The following table is a summary of nonperforming assets as of the dates presented:

	December 31,
(dollars in thousands)	2021	2020
Nonperforming Assets
Nonaccrual loans	$44,517	$117,485
Nonaccrual TDRs	21,774	29,289
Total nonaccrual loans	66,291	146,774
OREO	13,313	2,155
Total Nonperforming Assets	$79,604	$148,929

The following table presents a summary of the aggregate amount of loans to certain officers, directors of S&T or any affiliates of such persons as of December 31:

	2021	2020
Balance at beginning of year	$6,329	$8,225
New loans	1,826	3,343
Repayments or no longer considered a related party	(1,998)	(5,239)
Balance at end of year	$6,157	$6,329

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

Note 9. ALLOWANCE FOR CREDIT LOSSES - continued
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
The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the dates presented:

	December 31, 2021
	Risk Rating
(dollars in thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Revolving-Term	Total

Commercial Real Estate
Pass	$385,347	$316,003	$412,191	$314,303	$213,019	$698,992	$35,448	—	$2,375,303
Special Mention	—	—	37,786	6,401	40,445	75,938	—	—	160,570
Substandard	—	1,356	18,743	14,039	12,555	106,461	1,500	—	154,654
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate	385,347	317,359	468,720	334,743	266,019	881,391	36,948	—	2,690,528

Commercial and Industrial
Pass	437,483	126,371	115,359	83,030	37,176	132,182	536,554	—	1,468,155
Special Mention	46	—	3,060	2,546	72	832	8,887	—	15,443
Substandard	—	—	14,221	1,336	4,174	3,456	4,961	—	28,148
Doubtful	—	—	1,777	—	—	—	—	—	1,777
Total Commercial and Industrial	437,529	126,371	134,417	86,912	41,422	136,470	550,402	—	1,513,523

Commercial Construction
Pass	142,321	108,405	111,512	16,838	989	3,539	30,036	—	413,640
Special Mention	—	—	—	—	—	4,458	—	—	4,458
Substandard	—	2,157	2,020	—	—	2,480	—	—	6,657
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	142,321	110,562	113,532	16,838	989	10,477	30,036	—	424,755

Business Banking
Pass	257,264	107,791	141,411	110,586	79,187	293,215	107,093	443	1,096,990
Special Mention	104	151	1,986	1,365	1,057	5,929	160	111	10,863
Substandard	41	106	1,579	3,277	1,645	19,591	977	625	27,841
Doubtful	—	—	—	—	—	—	—	—	—
Total Business Banking	257,409	108,048	144,976	115,228	81,889	318,735	108,230	1,179	1,135,693

Consumer Real Estate
Pass	137,465	100,995	91,981	48,531	39,029	231,861	442,530	23,391	1,115,783
Special Mention	—	—	—	—	—	937	—	—	937
Substandard	—	—	184	1,625	1,355	5,664	876	1,161	10,865
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	137,465	100,995	92,165	50,156	40,384	238,462	443,406	24,552	1,127,585

Other consumer
Pass	19,976	9,396	7,120	2,878	613	2,037	57,702	1,130	100,852
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	83	52	141	215	408	4,407	201	1,547	7,054
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	20,059	9,448	7,261	3,093	1,021	6,444	57,903	2,677	107,906

Total Loan Balance	$1,380,130	$772,783	$961,071	$606,970	$431,724	$1,591,979	$1,226,925	$28,408	$6,999,990

	December 31, 2020
	Risk Rating
(dollars in thousands)	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Revolving-Term	Total

Commercial Real Estate
Pass	$334,086	$422,800	$394,963	$277,724	$307,321	$615,217	$46,330	—	$2,398,441
Special Mention	—	35,499	10,200	22,502	55,174	75,022	—	—	198,397
Substandard	—	17,259	12,781	19,914	50,700	83,792	1,500	—	185,946
Doubtful	—	645	—	—	1,989	6,529	—	—	9,163
Total Commercial Real Estate	334,086	476,203	417,944	320,140	415,184	780,560	47,830	—	2,791,947

Commercial and Industrial
Pass	454,131	199,453	140,049	68,607	27,645	206,782	383,082	—	1,479,749
Special Mention	3,697	8,211	2,628	697	768	1,046	23,527	—	40,574
Substandard	—	7,793	2,613	8,544	75	13,781	2,022	—	34,828
Doubtful	—	—	—	4,401	—	—	—	—	4,401
Total Commercial and Industrial	457,828	215,457	145,290	82,249	28,488	221,609	408,631	—	1,559,552

Commercial Construction
Pass	131,235	224,794	59,649	2,420	6,346	4,555	12,778	—	441,777
Special Mention	1,578	2,533	3,886	—	—	8,593	—	—	16,590
Substandard	—	3,580	—	501	—	3,629	—	—	7,710
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	132,813	230,907	63,535	2,921	6,346	16,777	12,778	—	466,077

Business Banking
Pass	296,254	154,335	123,207	86,552	77,238	266,042	103,571	291	1,107,490
Special Mention	—	1,060	1,147	1,602	1,084	6,866	637	123	12,519
Substandard	103	1,078	3,896	3,209	3,880	25,871	1,341	680	40,058
Doubtful	—	—	—	—	—	—	—	—	—
Total Business Banking	296,357	156,473	128,250	91,363	82,202	298,779	105,549	1,094	1,160,067

Consumer Real Estate
Pass	120,736	122,171	67,700	63,653	73,805	243,939	438,888	22,667	1,153,559
Special Mention	—	—	1,489	—	—	150	132	—	1,771
Substandard	—	373	742	1,480	2,449	6,958	—	—	12,002
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	120,736	122,544	69,931	65,133	76,254	251,047	439,020	22,667	1,167,332

Other consumer
Pass	18,849	13,162	6,784	3,395	2,082	687	26,647	2,767	74,373
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	15	—	—	—	—	3,367	744	2,386	6,512
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	18,864	13,162	6,784	3,395	2,082	4,054	27,391	5,153	80,885

Total Loan Balance	$1,360,684	$1,214,746	$831,734	$565,201	$610,556	$1,572,826	$1,041,199	$28,914	$7,225,860
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

Note 9. ALLOWANCE FOR CREDIT LOSSES - continued
The following tables present loan balances by year of origination and performing and nonperforming status for our portfolio segments as of the dates presented:

	December 31, 2021
(dollars in thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Revolving-Term	Total

Commercial Real Estate
Performing	$385,347	$317,359	$461,613	$332,482	$259,723	$865,567	$36,948	$—	$2,659,039
Nonperforming	—		7,107	2,261	6,296	15,824	—	—	31,488
Total Commercial Real Estate	385,347	317,359	468,720	334,743	266,019	881,391	36,948	—	2,690,528

Commercial and Industrial
Performing	437,529	126,371	123,944	86,852	38,540	136,427	548,622	—	1,498,285
Nonperforming	—	—	10,473	60	2,882	43	1,780	—	15,239
Total Commercial and Industrial	437,529	126,371	134,417	86,912	41,422	136,470	550,402	—	1,513,523

Commercial Construction
Performing	142,321	110,562	111,445	16,838	989	10,093	30,036	—	422,284
Nonperforming	—	—	2,087	—	—	384	—	—	2,471
Total Commercial Construction	142,321	110,562	113,532	16,838	989	10,477	30,036	—	424,755

Business Banking
Performing	257,368	107,984	144,689	113,820	81,195	311,673	108,202	1,122	1,126,052
Nonperforming	41	64	287	1,408	694	7,062	28	57	9,641
Total Business Banking	257,409	108,048	144,976	115,228	81,889	318,735	108,230	1,179	1,135,693

Consumer Real Estate
Performing	137,465	100,253	91,689	49,853	39,657	234,297	443,238	23,839	1,120,291
Nonperforming	—	742	476	303	727	4,165	168	713	7,294
Total Consumer Real Estate	137,465	100,995	92,165	50,156	40,384	238,462	443,406	24,552	1,127,585

Other Consumer
Performing	20,059	9,290	7,261	3,093	1,021	6,444	57,903	2,677	107,748
Nonperforming	—	158	—	—	—	—	—	—	158
Total Other Consumer	20,059	9,448	7,261	3,093	1,021	6,444	57,903	2,677	107,906

Performing	1,380,089	771,819	940,641	602,938	421,125	1,564,501	1,224,949	27,638	6,933,699
Nonperforming	41	964	20,430	4,032	10,599	27,478	1,976	770	66,291
Total Loan Balance	$1,380,130	$772,783	$961,071	$606,970	$431,724	$1,591,979	$1,226,925	$28,408	$6,999,990

	December 31, 2020
(dollars in thousands)	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Revolving-Term	Total

Commercial Real Estate
Performing	$334,086	$459,799	$417,944	$313,465	$394,972	$722,782	$47,830	$—	$2,690,879
Nonperforming	—	16,404	—	6,675	20,212	57,778	—	—	101,070
Total Commercial Real Estate	334,086	476,203	417,944	320,140	415,184	780,560	47,830	—	2,791,947

Commercial and Industrial
Performing	457,828	214,144	143,706	69,411	28,426	220,701	408,350	—	1,542,566
Nonperforming	—	1,313	1,584	12,838	62	908	281	—	16,985
Total Commercial and Industrial	457,828	215,457	145,290	82,249	28,488	221,609	408,631	—	1,559,552

Commercial Construction
Performing	132,813	230,907	63,535	2,921	6,346	16,393	12,778	—	465,692
Nonperforming	—	—	—	—	—	384	—	—	384
Total Commercial Construction	132,813	230,907	63,535	2,921	6,346	16,777	12,778	—	466,077

Business Banking
Performing	296,327	156,164	126,432	90,414	80,106	286,970	105,494	1,037	1,142,944
Nonperforming	30	309	1,818	949	2,096	11,809	55	57	17,123
Total Business Banking	296,357	156,473	128,250	91,363	82,202	298,779	105,549	1,094	1,160,067

Consumer Real Estate
Performing	120,736	122,315	69,225	63,647	74,690	245,331	438,702	21,572	1,156,216
Nonperforming	—	229	706	1,486	1,564	5,716	318	1,096	11,116
Total Consumer Real Estate	120,736	122,544	69,931	65,133	76,254	251,047	439,020	22,667	1,167,332

Other Consumer
Performing	18,864	13,162	6,784	3,395	2,082	3,958	27,391	5,153	80,789
Nonperforming	—	—	—	—	—	96	—	—	96
Total Other Consumer	18,864	13,162	6,784	3,395	2,082	4,054	27,391	5,153	80,885

Performing	1,360,654	1,196,491	827,625	543,253	586,622	1,496,135	1,040,544	27,762	7,079,086
Nonperforming	30	18,254	4,108	21,948	23,934	76,691	654	1,153	146,774
Total Loan Balance	$1,360,684	$1,214,746	$831,734	$565,201	$610,556	$1,572,826	$1,041,199	$28,914	$7,225,860
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	December 31, 2021(1)
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,659,040	$—	$—	$31,488	$31,488	$2,690,528
Commercial and industrial	1,497,755	529	—	15,239	15,768	1,513,523
Commercial construction	421,834	450	—	2,471	2,921	424,755
Business banking	1,124,748	813	491	9,641	10,945	1,135,693
Consumer real estate	1,117,073	1,087	2,130	7,294	10,512	1,127,585
Other consumer	107,492	206	50	158	414	107,906
Total	$6,927,943	$3,085	$2,672	$66,291	$72,048	$6,999,990
(1) We had 8 loans that were modified totaling $28.8 million under the CARES Act at December 31, 2021 compared to 52 loans that were modified totaling $195.6 million at December 31, 2020. These customers were not considered past due as a result of their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Due to the modification program, this delinquency table may not accurately reflect the credit risk associated with these loans.

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
(2) We had 52 loans that were modified totaling $195.6 million at December 31, 2020. These customers were not considered past due as a result of their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Due to the modification program, this delinquency table may not accurately reflect the credit risk associated with these loans.

Note 9. ALLOWANCE FOR CREDIT LOSSES - continued
The following tables present loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

				December 31, 2021
	December 31, 2021			For the twelve months ended
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$101,070	$31,488	$28,046	$158
Commercial and industrial	16,985	15,239	5,707	74
Commercial construction	384	2,471	2,020	(28)
Business banking	17,122	9,641	1,696	427
Consumer real estate	11,117	7,294	—	496
Other consumer	96	158	—	1
Total	$146,774	$66,291	$37,469	$1,128
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

					December 31, 2020
	December 31, 2020				For the twelve months ended
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Past Due 90+ Days Still Accruing	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$25,356	$101,070	$60,401	$—	$22
Commercial and industrial	10,911	16,985	6,436	—	101
Commercial construction	737	384	285	—	—
Business banking	9,863	17,122	3,890	371	275
Consumer real estate	6,063	11,117	398	132	423
Other consumer	1,127	96	—	—	4
Total	$54,057	$146,774	$71,410	$503	$826
(1) Represents only cash payments received and applied to interest on nonaccrual loans.
The following tables present collateral-dependent loans by class of loan:

	December 31, 2021
	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment/Cash	Other
Commercial real estate	$28,046	$—	$—	$—
Commercial and industrial	259	4,905	—	10,473
Commercial construction	4,210	—	—	—
Business banking	910	1,636	—	—
Consumer real estate	1,031	—	—	—
Total	$34,456	$6,541	$—	$10,473

	December 31, 2020
	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment/Cash	Other
Commercial real estate	$100,450	$—	$—	$—
Commercial and industrial	1,040	15,080	—	—
Commercial construction	3,552	—	—	—
Business banking	3,085	1,619	—	689
Consumer real estate	398	—	—	—
Total	$108,525	$16,699	$—	$689

Note 9. ALLOWANCE FOR CREDIT LOSSES - continued
The following tables present activity in the ACL for years ended:

	Twelve Months Ended December 31, 2021
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$65,656	$16,100	$7,239	$15,917	$10,014	$2,686	$117,612
Provision for credit losses on loans(2)	(2,569)	23,746	(1,842)	(3,159)	(1,020)	338	15,494
Charge-offs	(13,444)	(20,923)	(56)	(1,580)	(569)	(952)	(37,524)
Recoveries	1,057	804	14	160	308	651	2,994
Net (Charge-offs)/Recoveries	(12,387)	(20,119)	(42)	(1,420)	(261)	(301)	(34,530)
Balance at End of Period	$50,700	$19,727	$5,355	$11,338	$8,733	$2,723	$98,576

	Twelve Months Ended December 31, 2020
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial (1)	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$30,577	$15,681	$7,900	$—	$6,337	$1,729	$62,224
Impact of CECL adoption	4,810	7,853	(3,376)	12,898	4,525	636	27,346
Provision for credit losses on loans(2)	56,489	65,288	2,986	5,303	(368)	1,723	131,421
Charge-offs	(26,460)	(74,282)	(454)	(2,612)	(667)	(1,890)	(106,365)
Recoveries	240	1,560	183	328	187	488	2,986
Net (Charge-offs)/Recoveries	(26,220)	(72,722)	(271)	(2,284)	(480)	(1,402)	(103,379)
Balance at End of Period	$65,656	$16,100	$7,239	$15,917	$10,014	$2,686	$117,612
(1)During the three months ended June 30, 2020, we experienced a pre-tax loss of $58.7 million related to a customer fraud resulting from a check kiting scheme.
(2)Excludes the provision for credit losses for unfunded commitments.

The provision for credit losses, which includes a provision for losses on loans and on unfunded loan commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. The provision for credit losses decreased $115.9 million to $15.5 million for 2021 compared to $131.4 million for 2020. The significant decrease in the provision for credit losses during 2021 was mainly due to the customer fraud in 2020 and an improved outlook for the economy and our loan portfolio.
The C&I portfolio included $88.3 million of loans originated under the PPP at December 31, 2021 compared to $465.0 million at December 31, 2020. The loans are 100 percent guaranteed by the SBA, therefore, we have not assigned any ACL to these loans at December 31, 2021.

Note 9. ALLOWANCE FOR CREDIT LOSSES - continued
NOTE 10. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES
We have 48 lease contracts, including 45 operating leases and three finance leases at December 31, 2021. These leases are for our branch, loan production and support services facilities. Included in the lease expense for premises are leases with one S&T director, which totaled approximately $0.2 million for each of the three years 2021, 2020 and 2019.
The following table presents our lease expense for finance and operating leases for the years ended December 31:

(dollars in thousands)	2021	2020	2019
Operating lease expense(1)	$5,135	$5,711	$4,221
Amortization of ROU assets - finance leases(1)	224	224	101
Interest on lease liabilities - finance leases (2)	74	84	74
Total Lease Expense	$5,433	$6,019	$4,396
(1) Included in occupancy expense in our Consolidated Statements of Net Income. (2) Included in borrowings interest expense in our Consolidated Statements of Net Income.
The following table presents our ROU assets, weighted average term and the discount rates for finance and operating leases as of December 31:

(dollars in thousands)		2021	2020
Operating Leases
ROU assets		$44,067	$46,245
Operating cash flows		$6,570	$6,489
Finance Leases
ROU assets		$1,055	$1,278
Operating cash flows		$74	$84
Financing cash flows		$194	$180
Weighted Average Lease Term - Years
Operating leases		18.9	18.7
Finance leases		12.4	12.1
Weighted Average Discount Rate
Operating leases		5.82%	5.90%
Finance leases		5.91%	5.81%

During 2021, we entered into one new operating lease increasing the right-of-use asset and the related liability values by $3.0 million. During 2020, two operating leases were considered abandoned due to branch closures and the right-of-use asset values were reduced by $0.5 million to zero and the related liabilities were reduced by $0.2 million. We recognized additional expense of $0.3 million at the date of abandonment for these leases.
The following table presents the maturity analysis of lease liabilities for finance and operating leases as of December 31, 2021:

(dollars in thousands)
Maturity Analysis	Finance	Operating	Total
2022	$225	$4,707	$4,932
2023	129	4,519	4,648
2024	130	4,512	4,642
2025	132	4,544	4,676
2026	133	4,574	4,707
Thereafter	1,012	64,040	65,052
Total	1,761	86,896	88,657
Less: Present value discount	(561)	(36,830)	(37,391)
Lease Liabilities	$1,200	$50,066	$51,266

Note 9. ALLOWANCE FOR CREDIT LOSSES - continued
NOTE 11. PREMISES AND EQUIPMENT
The following table is a summary of premises and equipment as of the dates presented:

	December 31,
(dollars in thousands)	2021	2020
Land	$8,651	$8,651
Premises	62,313	61,299
Furniture and equipment	46,799	45,072
Leasehold improvements	12,205	12,061
	129,968	127,083
Accumulated depreciation	(77,336)	(71,469)
Total	$52,632	$55,614
Certain banking facilities are leased under finance leases and are included in total premises and equipment. We have one right-of-use asset for land in the amount of $0.1 million and two right-of use assets for buildings totaling $1.0 million. Additional information relating to leased right-of-use assets is included in Note 10 Right-of-Use Assets and Lease Liabilities.
Depreciation expense related to premises and equipment was $6.6 million in 2021, $6.7 million in 2020 and $5.4 million in 2019.

Note 9. ALLOWANCE FOR CREDIT LOSSES - continued
NOTE 12. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents goodwill as of the dates presented:

	December 31,
(dollars in thousands)	2021	2020
Balance at beginning of year	$373,424	$371,621
Additions	—	1,803
Balance at End of Year	$373,424	$373,424

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Additional goodwill of $1.8 million was recorded during 2020 related to our acquisition of DNB. Refer to Note 2 Business Combinations for further details on the DNB merger.
Goodwill is reviewed for impairment annually or more frequently if it is determined that a triggering event has occurred. Based upon our qualitative assessment performed for our annual impairment analysis as of October 1, 2021, we concluded that it is more likely than not that the fair value of the reporting units exceeds the carrying value. In general, the overall macroeconomic conditions and more specifically the economic conditions of the banking industry have improved throughout 2021. No events or circumstances since the November 1, 2021 annual impairment test were noted that would indicate it was more likely than not that goodwill impairment exists.
The following table presents a summary of intangible assets as of the dates presented:

	December 31,
(dollars in thousands)	2021	2020
Gross carrying amount at beginning of year	$31,340	$31,052
Additions	—	288
Accumulated amortization	(24,445)	(22,665)
Balance at End of Year	$6,895	$8,675

Intangible assets of $6.9 million at December 31, 2021 relate to core deposit and wealth management customer relationships resulting from acquisitions. The $0.3 million addition during 2020 related to acquired wealth management customer relationships. We determined the amount of identifiable intangible assets for our core deposits based upon an independent valuation. Other intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. There were no triggering events in 2021 requiring an impairment analysis to be completed.
Amortization expense on finite-lived intangible assets totaled $1.8 million, $2.5 million and $0.8 million for 2021, 2020 and 2019.
The following is a summary of the expected amortization expense for finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2021 and thereafter:

(dollars in thousands)	Amount
2022	$1,518
2023	1,319
2024	1,151
2025	820
2026	671
Thereafter	1,416
Total	$6,895

NOTE 13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table indicates the amounts representing the value of derivative assets and derivative liabilities at December 31:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	2021	2020	2021	2020
Derivatives not Designated as Hedging Instruments
Interest Rate Swap Contracts—Commercial Loans
Fair value	$33,528	$78,319	$33,631	$79,033
Notional amount	1,017,178	983,638	1,017,178	983,638
Collateral posted	—	—	37,360	77,930
Interest Rate Lock Commitments—Mortgage Loans
Fair value	401	2,900	—	—
Notional amount	12,148	51,053	—	—
Forward Sale Contracts—Mortgage Loans
Fair value	4	—	—	385
Notional amount	8,436	—	—	47,062
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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at December 31:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	2021	2020	2021	2020
Derivatives not Designated as Hedging Instruments
Gross amounts recognized	$37,289	$82,655	$37,392	$82,626
Gross amounts offset	(3,761)	(4,336)	(3,761)	(3,593)
Net amounts presented in the Consolidated Balance Sheets	33,528	78,319	33,631	79,033
Gross amounts not offset(1)	—	—	(37,360)	(77,930)
Net Amount	$33,528	$78,319	$(3,729)	$1,103
(1)Amounts represent collateral posted for the periods presented.
The following table indicates the gain or loss recognized in income on derivatives for the years ended December 31:

(dollars in thousands)	2021	2020	2019
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$610	$(746)	$(132)
Interest rate lock commitments—mortgage loans	(2,499)	1,715	70
Forward sale contracts—mortgage loans	389	478	(54)
Total Derivative (Loss)/Gain	$(1,500)	$1,447	$(116)

NOTE 14. MORTGAGE SERVICING RIGHTS
For the years ended December 31, 2021, 2020 and 2019, the 1-4 family mortgage loans that were sold to Fannie Mae amounted to $287.9 million, $345.1 million and $94.5 million. At December 31, 2021, 2020 and 2019 our servicing portfolio totaled $841.7 million, $718.2 million and $509.2 million.
The following table indicates MSRs and the net carrying values:

(dollars in thousands)	Servicing Rights	Valuation Allowance	Net Carrying Value
Balance at December 31, 2019	$4,939	$(277)	$4,662
Additions	2,887	—	2,887
Amortization	(1,206)	—	(1,206)
Temporary impairment	—	(1,354)	(1,354)
Balance at December 31, 2020	$6,620	$(1,631)	$4,989
Additions	2,974	—	2,974
Amortization	(1,707)	—	(1,707)
Temporary recapture	—	1,421	1,421
Balance at December 31, 2021	$7,887	$(210)	$7,677

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
Our total investment in qualified affordable housing projects was $12.6 million at December 31, 2021 and $8.4 million at December 31, 2020. Amortization expense, included in other noninterest expense in the Consolidated Statements of Net Income (Loss), was $1.2 million, $3.2 million and $2.6 million for the twelve months ended December 31, 2021, 2020 and 2019. The amortization expense was offset by tax credits of $2.0 million, $2.2 million and $4.2 million for the twelve months ended December 31, 2021, 2020, and 2019 as a reduction to our federal tax provision.
In 2021, we entered into two new qualified affordable housing projects and committed to a total investment of $19.4 million for these new projects. As of December 31, 2021, $2.3 million of funds were invested into one of these new projects. No amortization expense or tax credits will be recognized for these new projects until complete.

NOTE 16. DEPOSITS
The following table presents the composition of deposits at December 31 and interest expense for the years ended December 31:

	2021		2020		2019
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$2,748,586	$—	$2,261,994	$—	$1,698,082	$—
Interest-bearing demand	979,133	809	864,510	2,681	962,331	3,915
Money market	2,070,579	3,651	1,937,063	11,645	1,949,811	30,236
Savings	1,110,155	366	969,508	972	830,919	1,928
Certificates of deposit	1,088,071	5,930	1,387,463	20,688	1,595,433	26,947
Total	$7,996,524	$10,757	$7,420,538	$35,986	$7,036,576	$63,026
The aggregate of all certificates of deposits over $250,000, including brokered CDs, were $243.4 million and $329.7 million at December 31, 2021 and 2020.
The following table indicates the scheduled maturities of certificates of deposit at December 31, 2021:

(dollars in thousands)	Amount
2022	$961,578
2023	40,622
2024	21,712
2025	44,345
2026	16,475
Thereafter	3,339
Total	$1,088,071

NOTE 17. SHORT-TERM BORROWINGS
Short-term borrowings are for terms under or equal to one year and are comprised of securities sold under REPOs and FHLB advances. All REPOs are overnight short-term investments and are not insured by the Federal Deposit Insurance Corporation, or FDIC. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and, therefore, the REPOs are accounted for as secured borrowings. Mortgage-backed securities with amortized cost of $86.3 million and carrying value of $88.4 million at December 31, 2021 and amortized cost of $65.1 million and carrying value of $68.4 million at December 31, 2020 were pledged as collateral for these secured transactions. The pledged securities are held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral is low. Collateral pledging requirements with REPOs are monitored daily. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans.
The following table presents the composition of short-term borrowings, the weighted average interest rate as of December 31 and interest expense for the years ended December 31:

	2021			2020			2019
(dollars in thousands)	Balance	Weighted Average Interest Rate	Interest Expense	Balance	Weighted Average Interest Rate	Interest Expense	Balance	Weighted Average Interest Rate	Interest Expense
REPOs	$84,491	0.10%	$79	$65,163	0.25%	$169	$19,888	0.74%	$110
FHLB advances	—	—%	12	75,000	0.19%	1,434	281,319	1.84%	6,416
Total Short-term Borrowings	$84,491	0.10%	$91	$140,163	0.22%	$1,603	$301,207	1.76%	$6,526

NOTE 18. LONG-TERM BORROWINGS AND SUBORDINATED DEBT
Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances, finance leases and junior subordinated debt securities. Our long-term borrowings were $22.4 million as of December 31, 2021 and $23.7 million as of December 31, 2020. Long-term FHLB advances are secured by the same loans as short-term FHLB advances. Total loans pledged as collateral at the FHLB were $4.0 billion at December 31, 2021. We were eligible to borrow up to an additional $2.5 billion based on qualifying collateral and up to a maximum borrowing capacity of $2.8 billion at December 31, 2021.
The following table represents the balance of long-term borrowings, the weighted average interest rate as of December 31 and interest expense for the years ended December 31:

(dollars in thousand)	2021	2020	2019
Long-term borrowings	$22,430	$23,681	$50,868
Weighted average interest rate	1.94%	2.03%	2.60%
Interest expense	$458	$1,201	$1,831
Scheduled annual maturities and average interest rates for all of our long-term debt for each of the five years subsequent to December 31, 2020 and thereafter are as follows:

(dollars in thousands)	Balance	Average Rate
2022	$7,689	2.29%
2023	464	5.74%
2024	13,381	1.34%
2025	81	5.98%
2026	87	6.00%
Thereafter	728	6.01%
Total	$22,430	1.94%
Junior Subordinated Debt Securities
The following table represents the composition of junior subordinated debt securities at December 31 and the interest expense for the years ended December 31:

	2021		2020		2019
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Junior subordinated debt	$25,000	$756	$34,750	$1,007	$34,753	$1,059
Junior subordinated debt—trust preferred securities	29,393	1,087	29,333	1,279	29,524	1,251
Total	$54,393	$1,843	$64,083	$2,286	$64,277	$2,310
The following table summarizes the key terms of our junior subordinated debt securities:

(dollars in thousands)	2001 Trust Preferred Securities	2005 Trust Preferred Securities	2006 Junior Subordinated Debt	2008 Trust Preferred Securities
Junior Subordinated Debt	$—	$—	$25,000	$—
Trust Preferred Securities	5,155	4,124	—	20,619
Stated Maturity Date	7/25/2031	5/23/2035	12/15/2036	3/15/2038
Optional redemption date at par	Any time after 7/25/2011	Any time after 5/23/2010	Any time after 9/15/2011	Any time after 3/15/2013
Regulatory Capital	Tier 1	Tier 1	Tier 2	Tier 1
Interest Rate	6 Month LIBOR plus 375 bps	3 Month LIBOR plus 177 bps	3 month LIBOR plus 160 bps	3 month LIBOR plus 350 bps
Interest Rate at December 31, 2021	3.90%	1.93%	1.80%	3.70%

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
The following table sets forth our commitments and letters of credit as of the dates presented:

	December 31,
(dollars in thousands)	2021	2020
Commitments to extend credit	$2,583,957	$2,185,752
Standby letters of credit	87,335	89,095
Total	$2,671,292	$2,274,847
Allowance for Credit Losses on Unfunded Loan Commitments
We maintain an ACL on unfunded commercial and consumer lending commitments and letters of credit to provide for the risk of loss in these arrangements.
The activity in the unfunded loan commitments reserve is summarized as of the dates presented:

(dollars in thousands)	December 31, 2021	December 31, 2020
Balance at beginning of period	$4,467	$3,112
Impact of adopting ASU 2016-13 at January 1, 2020	—	1,349
Balance after adoption of ASU 2016-13	4,467	4,461
Provision for credit losses	722	6
Total	$5,189	$4,467
Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payments. We have various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents as of December 31, 2021 significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due In
(dollars in thousands)	2022	2023-2024	2025-2026	Later Years	Total
Deposits without a stated maturity(1)	$6,908,453	$—	$—	$—	$6,908,453
Certificates of deposit(1)	961,578	62,334	60,820	3,339	1,088,071
Securities sold under repurchase agreements(1)	84,491	—	—	—	84,491
Short-term borrowings(1)	—	—	—	—	—
Long-term borrowings(1)	7,689	13,845	168	728	22,430
Junior subordinated debt securities(1)	—	—	—	54,393	54,393
Operating and capital leases	4,932	9,290	9,383	65,052	88,657
Purchase obligations	19,823	42,432	46,492	—	108,747
Total	$7,986,966	$127,901	$116,863	$123,512	$8,355,242
(1)Excludes interest

Operating lease obligations represent short and long-term lease arrangements as described in Note 11 Premises and Equipment, to the Consolidated Financial Statements. Purchase obligations primarily represent obligations under agreement with our third party data processing servicer and communications charges.
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

NOTE 18. LONG-TERM BORROWINGS AND SUBORDINATED DEBT - continued

NOTE 20. REVENUE FROM CONTRACTS WITH CUSTOMERS
The information presented in the following table presents the point of revenue recognition for revenue from contracts with customers. Other revenue streams are excluded such as: interest income, net securities gains and losses, insurance, mortgage banking and other revenues that are accounted for under other GAAP.

		Years ended December 31,
(dollars in thousands)		2021	2020	2019
Revenue Streams (1)	Point of Revenue Recognition
Service charges on deposit accounts	Over a period of time	$1,880	$1,797	$1,859
	At a point in time	13,160	11,800	11,457
		$15,040	$13,597	$13,316

Debit and credit card	Over a period time	$919	$738	$723
	At a point in time	17,033	14,355	12,682
		$17,952	$15,093	$13,405

Wealth management	Over a period of time	$9,187	$7,919	$6,939
	At a point in time	3,702	2,038	1,684
		$12,889	$9,957	$8,623

Other fee revenue	At a point in time	$1,900	$1,810	$3,836
(1) Refer to Note 1 Summary of Significant Accounting Policies for the types of revenue streams that are included within each category.

NOTE 21. INCOME TAXES
The following table presents the composition of income tax expense (benefit) for the years ended December 31:

(dollars in thousands)	2021	2020	2019
Federal
Current	$22,581	$4,256	$18,918
Deferred	2,273	(4,273)	(406)
Total Federal	24,854	(17)	18,512
State
Current	361	145	589
Deferred	110	(129)	25
Total State	471	16	614
Total Federal and State	$25,325	$(1)	$19,126

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
The following table presents a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31:

	2021	2020	2019
Statutory tax rate	21.0%	21.0%	21.0%
Low income housing tax credits	(1.5)%	(11.1)%	(3.3)%
Tax-exempt interest	(1.3)%	(11.9)%	(2.1)%
Bank owned life insurance	(0.3)%	(1.8)%	(0.4)%
Merger related expenses	—%	—%	0.3%
Other	0.8%	3.8%	0.8%
Effective Tax Rate	18.7%	—%	16.3%

The following table presents significant components of our temporary differences as of the dates presented:

	December 31,
(dollars in thousands)	2021	2020
Deferred Tax Assets:
Allowance for credit losses	$22,083	$26,051
Lease liabilities	10,876	11,368
State net operating loss carryforwards	5,565	5,489
Net adjustment to funded status of pension	3,922	4,692
Low income housing partnerships	3,270	3,996
Other employee benefits	3,433	2,050
Other	3,973	3,798
Gross Deferred Tax Assets	53,122	57,444
Less: Valuation allowance	(5,565)	(5,489)
Total Deferred Tax Assets	47,557	51,955
Deferred Tax Liabilities:
Right-of-use lease assets	(9,603)	(10,141)
Net unrealized gains on securities available-for-sale	(2,004)	(7,125)
Deferred loan income	(6,697)	(6,796)
Prepaid pension	(4,566)	(5,209)
Purchase accounting adjustments	(1,954)	(1,971)
Depreciation on premises and equipment	(1,107)	(1,275)
Other	(1,466)	(1,245)
Total Deferred Tax liabilities	(27,397)	(33,762)
Net Deferred Tax Asset	$20,160	$18,193

We establish a valuation allowance when it is more likely than not that we will not be able to realize the benefit of the deferred tax assets. Except for Pennsylvania net operating losses, or NOLs, we have determined that no valuation allowance is needed for deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income. The valuation allowance is reviewed quarterly and adjusted based on management’s assessments of realizable deferred tax assets. Gross deferred tax assets were reduced by a valuation allowance of $5.5 million in 2021 and in 2020 related to Pennsylvania income tax NOLs. The Pennsylvania NOL carryforwards total $55.7 million and will expire in the years 2021-2041.
Unrecognized Tax Benefits
The following table reconciles the change in Federal and State gross unrecognized tax benefits, or UTB, for the years ended December 31:

(dollars in thousands)	2021	2020	2019
Balance at beginning of year	$1,277	$1,051	$768
Prior period tax positions	—	(18)	(10)
Current period tax positions	54	244	293
Balance at End of Year	$1,331	$1,277	$1,051
Amount That Would Impact the Effective Tax Rate if Recognized	$1,069	$1,027	$848
We classify interest and penalties as an element of tax expense. We monitor changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2021, no significant changes to UTB are projected; however, tax audit examinations are possible. As of December 31, 2021, all income tax returns filed for the tax years 2017 - 2020 remain subject to examination by the Internal Revenue Service. In 2021, an audit of our New York State tax returns for the period January 1, 2016 through December 31, 2018 concluded with a final tax assessment of $0.1 million primarily related to the qualified loans exemption and Metropolitan Commuter Transportation District tax.

NOTE 22. TAX EFFECTS ON OTHER COMPREHENSIVE (LOSS) INCOME
The following tables present the tax effects of the components of other comprehensive (loss) income for the years ended December 31:

(dollars in thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
2021
Net change in unrealized gains on debt securities available-for sale	$(23,972)	$5,115	$(18,857)
Net available-for-sale securities (gains) losses reclassified into earnings	—	—	—
Adjustment to funded status of employee benefit plans	3,561	(765)	2,796
Other Comprehensive Loss	$(20,411)	$4,350	$(16,061)
2020
Net change in unrealized gains on debt securities available-for-sale	$22,683	$(4,827)	$17,856
Net available-for-sale securities (gains) losses reclassified into earnings	—	—	—
Adjustment to funded status of employee benefit plans	3,549	(764)	2,785
Other Comprehensive Income	$26,232	$(5,591)	$20,641
2019
Net change in unrealized gains on debt securities available-for-sale	$15,793	$(3,367)	$12,426
Net available-for-sale securities losses (gains) reclassified into earnings	26	(6)	20
Adjustment to funded status of employee benefit plans	(1,282)	273	(1,009)
Other Comprehensive Income	$14,537	$(3,100)	$11,437

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
Our qualified and nonqualified defined benefit plans were amended to freeze benefit accruals for all persons entitled to benefits under the plan in 2016. We will continue recording pension expense related to these plans, primarily representing interest costs on the accumulated benefit obligation and amortization of actuarial losses accumulated in the plan, as well as income from expected investment returns on pension assets. Since the plans have been frozen, no service costs are included in net periodic pension expense. The expected long-term rate of return on plan assets is 2.42 percent.
The following table summarizes the activity in the benefit obligation and Plan assets deriving the funded status:

(dollars in thousands)	2021	2020
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$117,506	$113,679
Interest cost	2,950	3,456
Actuarial gain/(loss)	(2,136)	10,525
Benefits paid	(14,223)	(10,154)
Projected Benefit Obligation at End of Year	$104,097	$117,506
Change in Plan Assets
Fair value of plan assets at beginning of year	$122,344	$116,652
Actual return on plan assets	(596)	15,731
Employer contributions	—	115
Benefits paid	(14,223)	(10,154)
Fair Value of Plan Assets at End of Year	$107,525	$122,344
Funded Status	$3,428	$4,838
The following table sets forth the amounts recognized in accumulated other comprehensive income at December 31:

(dollars in thousands)	2021	2020
Net actuarial loss	(18,029)	(19,572)
Total (Before Tax Effects)	$(18,029)	$(19,572)

NOTE 21. INCOME TAXES -- continued
Below are the actuarial weighted average assumptions used in determining the benefit obligation:

	2021	2020
Discount rate	2.80%	2.48%
Rate of compensation increase(1)	—%	—%
(1)Rate of compensation increase is not applicable for 2021 and 2020 due to the amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans effective March 31, 2016.
The following table summarizes the components of net periodic pension cost and other changes in Plan assets and benefit obligations recognized in other comprehensive loss for the years ended December 31:

(dollars in thousands)	2021	2020	2019
Components of Net Periodic Pension Cost
Interest cost on projected benefit obligation	$2,950	$3,456	$3,987
Expected return on plan assets	(2,677)	(3,925)	(4,731)
Amortization of prior service credit - DNB merger	—	—	7
Recognized net actuarial loss	1,051	1,419	1,604
Settlement charge	1,629	833	—
Net Periodic Pension Expense	$2,953	$1,783	$867
Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income (Loss)
Net actuarial loss/(gain)	$1,137	$(1,282)	$2,370
Recognized net actuarial loss	(1,051)	(1,419)	(1,604)
Settlement loss recognized	(1,629)	(833)	—
Recognized prior service credit	—	—	—
Total (Before Tax Effects)	$(1,543)	$(3,534)	$766
Total Recognized in Net Benefit Cost and Other Comprehensive Income/(Loss) (Before Tax Effects)	$1,410	$(1,751)	$1,633
The following table summarizes the actuarial weighted average assumptions used in determining net periodic pension cost:

	2021	2020	2019
Discount rate	2.48%	3.25%	4.31%
Rate of compensation increase(1)	—%	—%	—%
Expected return on assets	2.42%	3.45%	4.80%
(1)Rate of compensation increase is not applicable for 2021, 2020, and 2019 due to the amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans effective March 31, 2016.
The accumulated benefit obligation for the Plan was $104.1 million at December 31, 2021 and $117.5 million at December 31, 2020.
We consider many factors when setting the assumed rate of return on Plan assets. As a general guideline the assumed rate of return is equal to the weighted average of the expected returns for each asset category and is estimated based on historical returns as well as expected future returns. The weighted average discount rate is derived from corporate yield curves.
S&T Bank’s Retirement Plan Committee determines the investment policy for the Plan. In general, the targeted asset allocation is 5 percent to 15 percent equities and alternatives and 85 percent to 95 percent fixed income. A strategic allocation within each asset class is based on the Plan’s duration, time horizon, risk tolerances, performance expectations, and asset class preferences. Investment managers have discretion to invest in any equity or fixed-income asset class, subject to the securities guidelines of the Plan’s Investment Policy Statement. At this time, S&T Bank is not required to make a cash contribution to the Plan in 2022.

The following table provides information regarding estimated future benefit payments to be paid in each of the next five years and in the aggregate for the five years thereafter:

(dollars in thousands)	Amount

2022	$7,088
2023	7,023
2024	6,768
2025	6,590
2026	6,361
2027 - 2031	30,536
We also have nonqualified supplemental executive pension plans, or SERPs, for certain key employees. The SERPs are unfunded. The projected benefit obligations related to the SERPs were $2.3 million and $5.6 million at December 31, 2021 and 2020. These amounts also represent the net amount recognized in the statement of financial position for the SERPs. Net periodic benefit costs for the SERPs were $0.6 million for the year ended December 31, 2021 and $0.7 million for the year ended December 31, 2020 and $0.4 million for the year ended December 31, 2019. Additionally, $0.4 million before tax was reflected in accumulated other comprehensive income (loss) at December 31, 2021 and $2.4 million at December 31,2020 in relation to the SERPs. Net periodic benefit cost of $0.6 million for the year ended December 31, 2021 included a settlement charge of $0.3 million. The actuarial assumptions used for the SERPs are the same as those used for the Plan.
We maintain a Thrift Plan, a qualified defined contribution plan, in which substantially all employees are eligible to participate. We make matching contributions to the Thrift Plan up to 3.5 percent of participants’ eligible compensation and may make additional profit-sharing contributions as provided by the Thrift Plan. Expense related to these contributions amounted to $2.4 million in 2021 and 2020 and $2.0 million in 2019.
Fair Value Measurements
The following tables present our Plan assets measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2021 and 2020. During the years ended December 31, 2021 and 2020 there were no transfers between Level 1 and Level 2 for items of a recurring basis. There were no purchases or transfers of Level 3 plan assets in 2021 or 2020.

	December 31, 2021
	Fair Value Asset Classes(1)
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(2)	$3,759	$—	$—	$3,759
Fixed income(3)	93,495	—	—	93,495
Equities:
Equity index mutual funds—international(4)	3,043	—	—	3,043
Domestic individual equities(5)	7,228	—	—	7,228
Total Assets at Fair Value	$107,525	$—	$—	$107,525
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

NOTE 24. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN

On May 17, 2021 shareholders approved the adoption of the 2021 Incentive Plan that provides for cash performance awards and for granting incentive stock options, nonstatutory stock options, restricted stock, restricted stock units and appreciation rights. The 2021 Plan replaces and supersedes the S&T Bancorp, Inc. 2014 Incentive Plan. Since the 2021 Plan has been approved by our shareholders, no new awards will be granted under the 2014 Plan. The 2014 Plan will continue to govern all awards granted under that plan. A maximum of 1,000,000 shares of our common stock were available for awards granted under the 2021 Incentive Plan and the plan expires ten years from the date of board approval. Previously granted but forfeited shares are added to the shares available for issuance.
The 2014 Incentive Stock Plan also provided for cash performance awards and for granting incentive stock options, nonstatutory stock options, restricted stock, restricted stock units and appreciation rights. A maximum of 750,000 shares of our common stock were available for awards granted under the 2014 Incentive Plan and the plan expires ten years from the date of board approval. Previously granted but forfeited shares are added to the shares available for issuance.
Restricted Stock
We periodically issue restricted stock to employees and directors pursuant to our 2021 and 2014 Stock Plans. Restricted stock awards are part of the compensation arrangements approved by the Compensation and Benefits Committee. Restricted shares granted under the plans consist of both time and performance-based awards. The awards are granted in accordance with performance levels set by the Compensation and Benefits Committee. During 2021, we granted 30,959 restricted shares of common stock under the 2021 Stock Plan. In 2021, 2020 and 2019, we granted 99,711, 230,703 and 84,882 restricted shares of common stock under the 2014 Stock Plan.
The following table provides information about restricted stock awards granted under the plans for the periods presented:

		December 31,
	Vesting Period	2021	2020	2019
2021 Stock Plan
Directors	One year	14,650	—	—
Chief Executive Officer	One year	8,309	—	—
Other Awards	Three years	8,000	—	—
2014 Stock Plan
Directors	One year	—	23,153	13,057
Senior Management	Three years	78,769	123,881	71,825
Other Awards	Three years	20,942	83,669	—
Total Restricted Stock Grants		130,670	230,703	84,882

Common stock is issued as vesting restrictions lapse, which varies according to the terms of the vesting schedules in the award agreements. Restricted stock grants are forfeited if a grantee leaves S&T before the end of the vesting period except where accelerated vesting provisions are defined with the award agreements.

NOTE 23. EMPLOYEE BENEFITS -- continued

During 2021, 2020 and 2019, we recognized compensation expense of $2.4 million, $0.7 million and $2.4 million and realized a tax benefit of $0.5 million, $0.2 million and $0.5 million related to restricted stock grants.
    The following table provides information about restricted stock granted under the Plans for the years ended December 31:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	182,035	$34.06
Granted	230,703	23.43
Vested	77,317	37.39
Forfeited	58,741	32.77
Non-vested at December 31, 2020	276,680	$24.54
Granted	130,670	33.17
Vested	71,152	27.66
Forfeited	57,810	34.93
Non-vested at December 31, 2021	278,388	$25.64
As of December 31, 2021, there was $3.6 million of total unrecognized compensation cost related to restricted stock that will be recognized as compensation expense over a weighted average period of 1.93 years.
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

NOTE 23. EMPLOYEE BENEFITS -- continued

NOTE 25. PARENT COMPANY CONDENSED FINANCIAL INFORMATION
The following condensed financial statements summarize the financial position of S&T Bancorp, Inc. as of December 31, 2021 and 2020 and the results of its operations and cash flows for each of the three years ended December 31, 2021, 2020 and 2019.
BALANCE SHEETS

	December 31,
(dollars in thousands)	2021	2020
ASSETS
Cash	$10,769	$6,585
Investments in:
Bank subsidiary	1,209,796	1,168,831
Non-bank subsidiaries	5,684	10,493
Other assets	9,993	8,614
Total Assets	$1,236,242	$1,194,523
LIABILITIES
Long-term debt	$29,521	$39,317
Other liabilities	267	495
Total Liabilities	29,788	39,812
Total Shareholders’ Equity	1,206,454	1,154,711
Total Liabilities and Shareholders’ Equity	$1,236,242	$1,194,523
STATEMENTS OF NET INCOME

	Years ended December 31,
(dollars in thousands)	2021	2020	2019
Dividends from subsidiaries	$62,333	$59,315	$59,490
Investment income	—	—	1
Total Income	62,333	59,315	59,491
Interest expense on long-term debt	313	1,696	1,285
Other expenses	5,034	4,464	4,325
Total Expense	5,347	6,160	5,610
Income before income tax and undistributed net income of subsidiaries	56,986	53,155	53,881
Income tax benefit	(1,140)	(1,315)	(1,189)
Income before undistributed net income of subsidiaries	58,126	54,470	55,070
Equity in undistributed net income (distribution in excess of net income) of:
Bank subsidiary	57,025	(27,529)	42,683
Non-bank subsidiaries	(4,808)	(5,901)	481
Net Income	$110,343	$21,040	$98,234

NOTE 23. EMPLOYEE BENEFITS -- continued

STATEMENTS OF CASH FLOWS

	Years ended December 31,
(dollars in thousands)	2021	2020	2019
OPERATING ACTIVITIES
Net Income	$110,343	$21,040	$98,234
Equity in undistributed (earnings) losses of subsidiaries	(52,217)	33,430	(43,164)
Other	761	1,708	(99)
Net Cash Provided by Operating Activities	58,887	56,178	54,971
INVESTING ACTIVITIES
Net investments in subsidiaries	—	—	176
Acquisitions	—	—	(10)
Net Cash Provided by Investing Activities	—	—	166
FINANCING ACTIVITIES
Repayment of long term debt	(9,750)	—	—
Sale of treasury shares, net	(629)	(594)	(915)
Purchase of treasury shares	—	(12,559)	(18,222)
Cash dividends paid to common shareholders	(44,324)	(43,949)	(37,360)
Payment to repurchase of warrant	—	—	—
Net Cash Used in Financing Activities	(54,703)	(57,102)	(56,497)
Net decrease in cash	4,184	(924)	(1,360)
Cash at beginning of year	6,585	7,509	8,869
Cash at End of Year	$10,769	$6,585	$7,509

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
The most recent notifications from the Federal Reserve and the FDIC categorized S&T and S&T Bank as well capitalized under the regulatory framework for corrective action. There have been no conditions or events that we believe have changed S&T's or S&T Bank’s status during 2021 and 2020.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2021 and 2020, we met all capital adequacy requirements to which we are subject.

NOTE 24. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN -- continued
The following table summarizes risk-based capital amounts and ratios for S&T and S&T Bank:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Leverage Ratio
S&T	$889,785	9.74%	$365,535	4.00%	$456,918	5.00%
S&T Bank	864,127	9.46%	365,544	4.00%	456,930	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	860,785	12.03%	322,109	4.50%	465,268	6.50%
S&T Bank	864,127	12.09%	321,711	4.50%	464,694	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	889,785	12.43%	429,479	6.00%	572,638	8.00%
S&T Bank	864,127	12.09%	428,948	6.00%	571,931	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	987,420	13.79%	572,638	8.00%	715,798	10.00%
S&T Bank	961,762	13.45%	571,931	8.00%	714,913	10.00%
As of December 31, 2020
Leverage Ratio
S&T	$852,515	9.43%	$350,311	4.00%	$437,889	5.00%
S&T Bank	810,636	9.27%	349,739	4.00%	437,174	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	796,515	11.33%	316,338	4.50%	456,933	6.50%
S&T Bank	810,636	11.55%	315,792	4.50%	456,144	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	825,515	11.74%	421,784	6.00%	562,379	8.00%
S&T Bank	810,636	11.55%	421,056	6.00%	561,408	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	944,686	13.44%	562,379	8.00%	702,974	10.00%
S&T Bank	922,007	13.14%	561,408	8.00%	701,760	10.00%

NOTE 27. SHARE REPURCHASE PLAN

On March 15, 2021, our Board of Directors authorized an extension of its $50 million share repurchase plan, which was set to expire March 31, 2021. This authorization extended the expiration date of the repurchase plan through March 31, 2022. The plan permits S&T to repurchase from time to time up to the previously authorized $50 million in aggregate value of shares of S&T's common stock, with $37.4 million of capacity remaining at December 31, 2021, through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and S&T's financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds. Any share repurchases will not begin until permissible under applicable laws. During the twelve months ended December 31, 2021, we had no repurchases. Repurchase activity was suspended in March of 2020 due to the impact of the COVID-19 pandemic.

NOTE 25. PARENT COMPANY CONDENSED FINANCIAL INFORMATION -- continued

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&T Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of S&T Bancorp, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of net income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-13

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses in 2020 due to the adoption of ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the account or disclosures to which it relates.

NOTE 26. REGULATORY MATTERS -- continued

Allowance for Credit Losses (“ACL”)

Description of the Matter
At December 31, 2021, the Company’s gross portfolio of loans was $7.0 billion with an associated ACL of $98.6 million. As discussed in Note 1 to the consolidated financial statements, the ACL is an estimate of expected credit losses, measured over the contractual life of a loan, that considers historical loss experience, current conditions and forecasts of future economic conditions. The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and an individual assessment of loans that do not share risk characteristics with other loans to determine if a specific reserve or a charge-off is appropriate.

The ACL for homogeneous loans is calculated using a life-time loss rate methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. Management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Judgment was required by management to determine the segment specific risk portion of the qualitative allowance.

Auditing the ACL involves a high degree of subjectivity due to the segment specific risk portion of the qualitative allowance. Management’s identification and measurement of the segment specific risk is highly judgmental and could have a significant effect on the ACL.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the ACL process, which include, among others, management’s review and approval controls designed to assess the need for and level of the segment specific risk portion of the qualitative allowance and the reliability of the data utilized to support management’s assessment.

To test the segment specific risk portion of the qualitative allowance, we evaluated the appropriateness of management’s methodology and assessed the basis for the adjustments and whether all relevant risks were reflected in the ACL. Regarding the measurement of the segment specific risk portion of the qualitative allowance, we evaluated the completeness, accuracy and relevance of the underlying internal and external data utilized in management’s estimate and considered the existence of additional or contrary information. We evaluated the overall ACL, inclusive of the qualitative adjustments, and whether the amount appropriately reflects a reasonable estimate of lifetime losses by comparing the overall ACL to historical losses and ACL reserves established by peer banking institutions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Pittsburgh, Pennsylvania
February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&T Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited S&T Bancorp, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, S&T Bancorp, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of net income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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
February 28, 2022

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

Item 9A.  CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of December 31, 2021. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed S&T’s system of internal control over financial reporting as of December 31, 2021, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concludes that, as of December 31, 2021, S&T’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).”
Management assessed the effectiveness of S&T's internal control over financial reporting as of December 31, 2021, in relation to criteria for effective internal control over financial reporting as described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of December 31, 2021, S&T's internal controls over financial reporting were effective. Our independent registered public accounting firm, has issued a report on the effectiveness of S&T’s internal control over financial reporting as of December 31, 2021, which is included herein.
c) Changes in Internal Control Over Financial Reporting
No changes were made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION
Not applicable

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Part III, Item 10 of Form 10-K is incorporated herein from the sections entitled “Beneficial Ownership of S&T Common Stock by Directors and Officers - Delinquent Section 16(a) Reports,” “Proposal 1 -- Election of Directors,” “Executive Officers of the Registrant,” “Corporate Governance --Audit Committee,” “Corporate Governance - Director Qualifications and Nominations: Board Diversity” and “Corporate Governance --Code of Conduct and Ethics” in our proxy statement relating to our May 16, 2022 annual meeting of shareholders.

Item 11.  EXECUTIVE COMPENSATION
The information required by Part III, Item 11 of Form 10-K is incorporated herein from the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Corporate Governance -- Compensation Committee Interlocks and Insider Participation,” “Corporate Governance - The S&T Board’s Role in Risk Oversight” and “Compensation and Benefits Committee Report” in our proxy statement relating to our May 16, 2022 annual meeting of shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by Part III, Item 12 of Form 10-K is incorporated herein from the sections entitled “Beneficial Owners of S&T Common Stock” and “Beneficial Ownership of S&T Common Stock by Directors and Officers” in our proxy statement relating to our May 16, 2022 annual meeting of shareholders.
Equity Compensation Plan Information
The following table provides information as of December 31, 2021 related to the equity compensation plans in effect at that time.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	100,542	(2)		969,041
Equity compensation plans not approved by shareholders	—		—	—
Total	100,542		$—	969,041
(1)Awards granted under the 2014 Incentive Stock Plan.
(2) Represents performance shares that can be earned with no associated exercise price.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Part III, Item 13 of Form 10-K is incorporated herein from the sections entitled “Related Person Transactions” and “Corporate Governance -- Director Independence” in our proxy statement relating to our May 16, 2022 annual meeting of shareholders.
Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Part III, Item 14 of Form 10-K is incorporated herein from the section entitled “Proposal 2: Ratification of the Selection of Independent Registered Public Accounting Firm for Fiscal Year 2022” in our proxy statement relating to our May 16, 2022 annual meeting of shareholders.

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

3.2	Amended and Restated By-laws of S&T Bancorp, Inc. Filed as Exhibit 3.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on December 23, 2020, and incorporated herein by reference.

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

10.4
Severance Agreement, by and between Todd D. Brice and S&T Bancorp, Inc. dated April 7, 2015. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on August 10, 2015, and incorporated herein by reference.*

10.5
Letter Agreement, dated as of October 2, 2020, by and between S&T Bancorp, Inc. and Todd D. Brice. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on October 2, 2020, and incorporated herein by reference.*

10.6
Confidentiality, Trade Secrets, Non-Solicitation and Severance Agreement, dated October 14, 2020, by and between David G. Antolik and S&T Bancorp, Inc. Filed as Exhibit 10.3 to S&T Bancorp, Inc. Current Report on Form 8-K filed on October 16, 2020, and incorporated herein by reference.*

10.7
Restricted Stock Award Agreement David G. Antolik, dated October 12, 2020. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on October 16, 2020, and incorporated herein by reference.*

10.8
Confidentiality, Trade Secrets, Non-Solicitation and Severance Agreement, dated October 14, 2020, by and between Mark Kochvar and S&T Bancorp, Inc. Filed as Exhibit 10.4 to S&T Bancorp, Inc. Current Report on Form 8-K filed on October 16, 2020.*

10.9
Restricted Stock Award Agreement Mark Kochvar, dated October 12, 2020. Filed as Exhibit 10.2 to S&T Bancorp, Inc. Current Report on Form 8-K filed on October 16, 2020, and incorporated herein by reference.*

10.10	S&T Bancorp, Inc. 2014 Incentive Plan. Filed as Exhibit 10.9 to S&T Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference. *

(b) Exhibits
10.11
Severance and General Release Agreement, dated August 4, 2020, by and between David P. Ruddock and S&T Bancorp, Inc., S&T Bank and any of their subsidiaries or affiliated business. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference *

10.12
Confidentiality, Trade Secrets, Non-Solicitation and Severance Agreement, dated November 2, 2020, by and between Ernest J. Draganza and S&T Bancorp, Inc., S&T Bank and their subsidiaries and affiliated companies. Filed as Exhibit 10.2 to S&T Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, and incorporated herein by reference.*

10.13
Confidentiality, Trade Secrets, Non-Solicitation and Severance Agreement, October 21, 2020, by and between George Basara and S&T Bancorp, Inc. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and incorporated herein by reference.*

10.14
Severance Agreement dated April 20, 2015 by and between George Basara and S&T Bancorp, Inc. Filed as Exhibit 10.2 to S&T Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and incorporated herein by reference.*

10.15	S&T Bancorp, Inc. 2021 Incentive Plan. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on May 20, 2021, and incorporated herein by reference.*

10.16
Severance and General Release Agreement, by and between Ernest J. Draganza and S&T Bancorp, Inc. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on June 3, 2021, and incorporated herein by reference.*

10.17
Employment Agreement, dated July 12, 2021, by and between S&T Bancorp, Inc. and Christopher J. McComish. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on July 12, 2021, and incorporated herein by reference.*

10.18
Employment Agreement, dated July 12, 2021, by and between S&T Bancorp, Inc. and David G. Antolik Filed as Exhibit 10.2 to S&T Bancorp, Inc. Current Report on Form 8-K filed on July 12, 2021, and incorporated herein by reference.*

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File ((formatted as Inline XBRL and contained in Exhibits 101))
*Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&T BANCORP, INC. (Registrant)
/s/ Christopher J. McComish	2/28/2022
Christopher J. McComish, Chief Executive Officer (Principal Executive Officer)	Date

/s/ Mark Kochvar	2/28/2022
Mark Kochvar Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christopher J. McComish	Chief Executive Officer (Principal Executive Officer)	2/28/2022
Christopher J. McComish

/s/ Mark Kochvar	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2/28/2022
Mark Kochvar

/s/ Melanie Lazzari	Executive Vice President, Controller	2/28/2022
Melanie Lazzari

/s/ David G. Antolik	President and Director	2/28/2022
David G. Antolik

/s/ Christine J. Toretti	Chair of the Board and Director	2/28/2022
Christine J. Toretti

/s/ Lewis W. Adkins Jr	Director	2/28/2022
Lewis W. Adkins Jr.

/s/ Peter R. Barsz	Director	2/28/2022
Peter R. Barsz

SIGNATURE	TITLE	DATE
/s/ Christina A. Cassotis	Director	2/28/2022
Christina A. Cassotis

/s/ Michael J. Donnelly	Director	2/28/2022
Michael J. Donnelly

/s/ Jeffrey D. Grube	Director	2/28/2022
Jeffrey D. Grube

/s/ William J. Hieb	Director	2/28/2022
William J. Hieb

/s/ Robert E. Kane	Director	2/28/2022
Robert E. Kane

/s/ Frank J. Palermo, Jr.	Director	2/28/2022
Frank J. Palermo, Jr.

/s/ Steven J. Weingarten	Director	2/28/2022
Steven J. Weingarten