Form 10-Q
period 2022-03-31
S&T BANCORP INC
filed 2022-05-05
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Common Stock, $2.50 Par Value - 39,311,317 shares as of April 29, 2022

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $751,378 and $857,192 at March 31, 2022 and December 31, 2021	$823,757	$922,215
Securities, at fair value	1,028,218	910,793
Loans held for sale	1,346	1,522
Portfolio loans, net of unearned income	6,963,911	6,999,990
Allowance for credit losses	(99,915)	(98,576)
Portfolio loans, net	6,863,996	6,901,414
Bank owned life insurance	84,093	83,685
Premises and equipment, net	51,671	52,632
Federal Home Loan Bank and other restricted stock, at cost	9,349	9,519
Goodwill	373,424	373,424
Other intangible assets, net	6,497	6,895
Other assets	189,930	226,430
Total Assets	$9,432,281	$9,488,529
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,740,315	$2,748,586
Interest-bearing demand	1,070,656	979,133
Money market	1,992,916	2,070,579
Savings	1,117,985	1,110,155
Certificates of deposit	1,038,586	1,088,071
Total Deposits	7,960,458	7,996,524
Securities sold under repurchase agreements	70,112	84,491
Long-term borrowings	22,171	22,430
Junior subordinated debt securities	54,408	54,393
Other liabilities	140,182	124,237
Total Liabilities	8,247,331	8,282,075
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at March 31, 2022 and December 31, 2021 Outstanding—39,351,688 shares at March 31, 2022 and 39,351,194 shares at December 31, 2021	103,623	103,623
Additional paid-in capital	403,841	403,095
Retained earnings	791,345	773,659
Accumulated other comprehensive loss	(47,043)	(7,090)
Treasury stock — 2,097,756 shares at March 31, 2022 and 2,098,250 shares at December 31, 2021, at cost	(66,816)	(66,833)
Total Shareholders’ Equity	1,184,950	1,206,454
Total Liabilities and Shareholders’ Equity	$9,432,281	$9,488,529

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2022	2021
INTEREST AND DIVIDEND INCOME
Loans, including fees	$64,593	$70,232
Investment Securities:
Taxable	4,936	3,563
Tax-exempt	482	813
Dividends	98	173
Total Interest and Dividend Income	70,109	74,781
INTEREST EXPENSE
Deposits	1,853	3,481
Borrowings and junior subordinated debt securities	523	641
Total Interest Expense	2,376	4,122
NET INTEREST INCOME	67,733	70,659
Provision for credit losses	(512)	3,137
Net Interest Income After Provision for Credit Losses	68,245	67,522
NONINTEREST INCOME
Debit and credit card	5,063	4,162
Service charges on deposit accounts	3,974	3,474
Wealth management	3,242	2,944
Mortgage banking	1,015	4,310
Other	1,932	2,346
Total Noninterest Income	15,226	17,236
NONINTEREST EXPENSE
Salaries and employee benefits	23,712	23,327
Data processing and information technology	4,435	4,225
Occupancy	3,882	3,827
Furniture, equipment and software	2,777	2,640
Professional services and legal	1,949	1,531
Other taxes	1,537	1,436
Marketing	1,361	1,322
FDIC insurance	937	1,046
Other	6,824	6,226
Total Noninterest Expense	47,414	45,580
Income Before Taxes	36,057	39,178
Income tax expense	6,914	7,276
Net Income	$29,143	$31,902
Earnings per share—basic	$0.74	$0.81
Earnings per share—diluted	$0.74	$0.81
Dividends declared per share	$0.29	$0.28
Comprehensive Income (Loss)	$(10,810)	$23,992
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2021
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at January 1, 2021	$103,623	$400,668	$710,061	$8,971	$(68,612)	$1,154,711
Net income for the three months ended March 31, 2021	—	—	31,902	—	—	31,902
Other comprehensive loss, net of tax	—	—	—	(7,910)	—	(7,910)
Cash dividends declared ($0.28 per share)	—	—	(10,975)	—	—	(10,975)
Forfeitures of restricted stock, net of issuances (30,840 shares, net of issuance of 1,192)	—	—	730	—	(865)	(135)
Recognition of restricted stock compensation expense	—	685	—	—	—	685
Balance at March 31, 2021	$103,623	$401,353	$731,718	$1,061	$(69,477)	$1,168,278
See Notes to Consolidated Financial Statements
	For the Three Months Ended March 31, 2022
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2022	$103,623	$403,095	$773,659	$(7,090)	$(66,833)	$1,206,454
Net income for the three months ended March 31, 2022	—	—	29,143	—	—	29,143
Other comprehensive loss, net of tax	—	—	—	(39,953)	—	(39,953)
Cash dividends declared ($0.29 per share)	—	—	(11,384)	—	—	(11,384)
Treasury stock issued for restricted stock awards (4,250 shares, net of forfeitures of 3,756 shares)	—	—	(73)	—	17	(56)
Recognition of restricted stock compensation expense	—	746	—	—	—	746
Balance at March 31, 2022	$103,623	$403,841	$791,345	$(47,043)	$(66,816)	$1,184,950
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$86,596	$90,000
INVESTING ACTIVITIES
Purchases of securities	(211,265)	(89,038)
Proceeds from maturities, prepayments and calls of securities	44,025	34,715
Proceeds from redemption of FHLB stock	5,818	3,988
Purchases of FHLB stock	(5,648)	(3,157)
Net decrease in loans	38,449	33,937
Proceeds from sale of portfolio loans	—	640
Proceeds from sale of other real estate owned	6,285	145
Purchases of premises and equipment	(660)	(811)
Proceeds from the sale of premises and equipment	56	74
Net Cash Used in Investing Activities	(122,940)	(19,507)
FINANCING ACTIVITIES
Net increase in core deposits	13,419	522,528
Net decrease in certificates of deposit	(49,465)	(67,003)
Net (decrease) increase in securities sold under repurchase agreements	(14,379)	2,254
Net decrease in short-term borrowings	—	(75,000)
Repayments on long-term borrowings	(259)	(399)
Treasury shares issued-net	(56)	(135)
Cash dividends paid to common shareholders	(11,374)	(10,975)
Net Cash (Used in) Provided by Financing Activities	(62,114)	371,270
Net (decrease) increase in cash and cash equivalents	(98,458)	441,763
Cash and cash equivalents at beginning of period	922,215	229,666
Cash and Cash Equivalents at End of Period	$823,757	$671,429

Supplemental Disclosures
Loans transferred to held for sale	$—	$2,798
Cash paid for interest	$2,507	$5,368
Cash paid for income taxes, net of refunds	$75	$197
Transfers of loans to other real estate owned	$—	$77
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements of S&T have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or SEC, on February 28, 2022. In the opinion of management, the accompanying interim financial information reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.
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
Accounting Policy for Derivative Instruments and Hedging Activities

During the three months ended March 31, 2022, we entered into four interest rate swaps designated as cash flow hedges to hedge the variable cash flows associated with existing variable rate assets. We have updated our accounting policy for derivative instruments and hedging activities to include hedge accounting.
All derivatives are evaluated at inception to determine whether it is a hedging or non-hedging activity. The accounting for changes in the fair value of derivatives depends on whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. As long as the cash flow hedge continues to qualify for hedge accounting, the entire change in the fair value of the hedging instrument is recorded in Accumulated Other Comprehensive Income (Loss), or AOCI, and recognized in earnings as the hedged transaction affects earnings.
Refer to our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022, for our complete Accounting Policy for Derivative Instruments and Hedging Activities.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Recently Adopted Accounting Standards Updates, or ASU or Updated
Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. The optional guidance generally allows for the modified contract to be accounted for as a continuation of the existing contract and does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Addendum (Topic 848) which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. We adopted ASU 2020-04 and ASU 2021-01 on January 1, 2022. We are utilizing the LIBOR transition relief as contract modifications are made during the course of the reference rate reform transition period. ASU 2020-04 and ASU 2021-01 did not have a material impact on our consolidated financial statements.
Accounting Standards Issued But Not Yet Adopted
Accounting Policy for Troubled Debt Restructurings and Vintage Disclosure
In March 2022, the FASB issued ASU 2022-02, Financial Instruments Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures. The guidance eliminates the “once a TDR, always a TDR” requirement for loan disclosures and requires disclosures about the performance of modified loans to borrowers experiencing financial difficulty in the 12 months following the modification.
The amendments eliminate the recognition and measurement guidance related to TDRs for creditors that have adopted ASC 326 Financial Instruments - Credit Losses. We adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020. Once applying ASC 326, the required accounting and disclosures for a loan modified in a TDR no longer provide decision-useful information. ASC 326 requires the recognition of lifetime expected credit losses when a loan is originated or acquired, so the effect of credit losses that occur in loans modified in TDRs is already included in the allowance for credit losses.
ASU 2022-02 requires a creditor to apply the loan refinancing and restructuring guidance in ASC 310-205 (consistent with the accounting for other loan modifications) to determine whether a modification results in a new loan or a continuation of an existing loan. It also requires enhanced disclosures for modifications in the form of interest rate reductions, principal forgiveness, other-than-insignificant payment delays, or term extensions (or combinations thereof) of loans made to borrowers experiencing financial difficulty. Disclosures are required regardless of whether a modification of a loan to a borrower experiencing financial difficulty results in a new loan. The objective of the disclosures is to provide information about the type and magnitude of modifications and the degree of their success in mitigating potential credit losses.
The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, and interim periods therein. We are evaluating the impact of this ASU, but do not expect it to have a material impact on our consolidated financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 2. EARNINGS PER SHARE
Diluted earnings per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine earnings per share. The two-class method was used to determine earnings per share for the three months ended March 31, 2022 and 2021. The following table reconciles the numerators and denominators of basic and diluted earnings per share calculations for the periods presented:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
Numerator for Earnings per Share—Basic and Diluted:
Net income	$29,143	$31,902
Less: Income allocated to participating shares	109	141
Net Income Allocated to Shareholders	$29,034	$31,761
Denominator for Earnings per Share - Basic and Diluted:
Weighted Average Shares Outstanding—Basic	39,073,754	39,021,208
Add: Average participating shares outstanding	16,179	—
Denominator for Two-Class Method—Diluted	39,089,933	39,021,208

Earnings per share—basic	$0.74	$0.81
Earnings per share—diluted	$0.74	$0.81
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	—	165

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS - continued

There have been no changes in our valuation methodologies during the three months ended March 31, 2022. Refer to Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2021 for more information on the valuation methodologies that we use for financial instruments recorded at fair value on a recurring or nonrecurring basis.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	March 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$129,994	$—	$—	$129,994
Obligations of U.S. government corporations and agencies	—	58,493	—	58,493
Collateralized mortgage obligations of U.S. government corporations and agencies	—	385,602	—	385,602
Residential mortgage-backed securities of U.S. government corporations and agencies	—	50,446	—	50,446
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	330,811	—	330,811
Corporate obligations	—	500	—	500
Obligations of states and political subdivisions	—	71,234	—	71,234
Total Available-for-sale Debt Securities	129,994	897,086	—	1,027,080
Marketable equity securities	1,060	78	—	1,138
Total Securities	131,054	897,164	—	1,028,218
Securities held in a deferred compensation plan	8,888	—	—	8,888
Derivative financial assets:
Interest rate swaps - commercial loans	—	29,056	—	29,056
Interest rate lock commitments	—	—	185	185
Forward sale contracts - mortgage loans	—	—	192	192
Interest rate swaps - cash flow hedge	—	135	—	135
Total Assets	$139,942	$926,355	$377	$1,066,674
LIABILITIES
Derivative financial liabilities:
Interest rate swaps - commercial loans	$—	$29,092	$—	$29,092
Interest rate swaps - cash flow hedge	—	2,600	—	2,600
Total Liabilities	$—	$31,692	$—	$31,692

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS - continued

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$95,327	$—	$—	$95,327
Obligations of U.S. government corporations and agencies	—	70,348	—	70,348
Collateralized mortgage obligations of U.S. government corporations and agencies	—	270,294	—	270,294
Residential mortgage-backed securities of U.S. government corporations and agencies	—	56,793	—	56,793
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	341,300	—	341,300
Corporate obligations	—	500	—	500
Obligations of states and political subdivisions	—	75,089	—	75,089
Total Available-for-sale Debt Securities	95,327	814,324	—	909,651
Marketable equity securities	1,061	81	—	1,142
Total Securities	96,388	814,405	—	910,793
Securities held in a deferred compensation plan	10,230	—	—	10,230
Derivative financial assets:
Interest rate swaps - commercial loans	—	33,528	—	33,528
Interest rate lock commitments	—	—	401	401
Forward sale contracts - mortgage loans	—	—	4	4
Interest rate swaps - cash flow hedge	—	—	—	—
Total Assets	$106,618	$847,933	$405	$954,956
LIABILITIES
Derivative financial liabilities:
Interest rate swaps - commercial loans	$—	$33,631	$—	$33,631
Total Liabilities	$—	$33,631	$—	$33,631
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our consolidated financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either March 31, 2022 or December 31, 2021.
For Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2022	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average (1)
(dollars in thousands)
Loans individually evaluated	$5,919	Collateral method	Appraisal adjustment	0%	-	10.00%	0.96%
Total Assets	$5,919
(1) Weighted averages for loans individually evaluated were weighted by loan amounts.

	December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average (1) (2)
(dollars in thousands)
Loans individually evaluated	$7,268	Collateral method	Appraisal adjustment	0%	-	20%	4.48%
Other real estate owned	1,011	Collateral method	Appraisal adjustment	2.53%			2.53%
Total Assets	$8,279
(1) Weighted averages for loans individually evaluated were weighted by loan amounts. (2) Weighted averages for other real estate owned were weighted by OREO balances.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS - continued

The following tables present the carrying values and fair values of our financial instruments at the dates presented:

	Carrying Value(1)	Fair Value Measurements at March 31, 2022
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$823,757	$823,757	$823,757	$—	$—
Securities	1,028,218	1,028,218	131,054	897,164	—
Loans held for sale	1,346	1,346	—	—	1,346
Portfolio loans, net	6,863,996	6,671,212	—	—	6,671,212
Collateral receivable	—	—	—	—	—
Securities held in a deferred compensation plan	8,888	8,888	8,888	—	—
Mortgage servicing rights	7,789	9,791	—	—	9,791
Interest rate swaps - commercial loans	29,056	29,056	—	29,056	—
Interest rate swaps - cash flow hedge	135	135	—	135	—
Interest rate lock commitments	185	185	—	—	185
Forward sale contracts	192	192	—	—	192
LIABILITIES
Deposits	$7,960,458	$7,947,434	$6,921,872	$1,025,562	$—
Collateral payable	23,501	23,501	23,501	—	—
Securities sold under repurchase agreements	70,112	70,112	70,112	—	—
Long-term borrowings	22,172	21,954	4,249	17,705	—
Junior subordinated debt securities	54,408	54,408	54,408	—	—
Interest rate swaps - commercial loans	29,092	29,092	—	29,092	—
Interest rate swaps - cash flow hedge	2,600	2,600	—	2,600	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2021
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$922,215	$922,215	$922,215	$—	$—
Securities	910,793	910,793	96,388	814,405	—
Loans held for sale	1,522	1,522	—	—	1,522
Portfolio loans, net	6,901,414	6,815,468	—	—	6,815,468
Collateral receivable	37,363	37,363	37,363	—	—
Securities held in a deferred compensation plan	10,230	10,230	10,230	—	—
Mortgage servicing rights	7,677	7,677	—	—	7,677
Interest rate swaps	33,528	33,528	—	33,528	—
Interest rate lock commitments	401	401	—	—	401
Forward sale contracts	4	4	—	—	4
LIABILITIES
Deposits	$7,996,524	$7,992,942	$6,908,453	$1,084,489	$—
Securities sold under repurchase agreements	84,491	84,491	84,491	—	—
Short-term borrowings	—	—	—	—	—
Long-term borrowings	22,430	22,678	4,300	18,378	—
Junior subordinated debt securities	54,393	54,393	54,393	—	—
Interest rate swaps - commercial loans	33,631	33,631	—	33,631	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 4. SECURITIES
The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	March 31, 2022	December 31, 2021
Available-for-sale debt securities	$1,027,080	$909,651
Marketable equity securities	1,138	1,142
Total Securities	$1,028,218	$910,793
Available-for-Sale Debt Securities
The following tables present the amortized cost and fair value of available-for-sale debt securities as of the dates presented:

	March 31, 2022				December 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$136,695	$41	$(6,742)	$129,994	$95,954	$115	$(742)	$95,327
Obligations of U.S. government corporations and agencies	58,570	179	(256)	58,493	68,599	1,749	—	70,348
Collateralized mortgage obligations of U.S. government corporations and agencies	404,626	179	(19,203)	385,602	270,696	2,408	(2,810)	270,294
Residential mortgage-backed securities of U.S. government corporations and agencies	54,444	52	(4,050)	50,446	57,029	392	(628)	56,793
Commercial mortgage-backed securities of U.S. government corporations and agencies	340,886	169	(10,244)	330,811	336,918	5,969	(1,587)	341,300
Corporate obligations	500	—	—	500	500	—	—	500
Obligations of states and political subdivisions	70,206	1,028	—	71,234	70,539	4,550	—	75,089
Total Available-for-Sale Debt Securities (1)	$1,065,927	$1,648	$(40,495)	$1,027,080	$900,235	$15,183	$(5,767)	$909,651
(1) Excludes interest receivable of $3.5 million at March 31, 2022 and $3.3 million at December 31, 2021. Interest receivable is included in other assets in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES – continued
The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category as of the dates presented:

	March 31, 2022
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	12	$119,959	$(6,742)	—	$—	$—	12	$119,959	$(6,742)
Obligations of U.S. government corporations and agencies	2	15,296	(256)	—	—	—	2	15,296	(256)
Collateralized mortgage obligations of U.S. government corporations and agencies	39	309,426	(15,367)	4	36,986	(3,836)	43	346,412	(19,203)
Residential mortgage-backed securities of U.S. government corporations and agencies	9	8,171	(269)	2	39,357	(3,781)	11	47,528	(4,050)
Commercial mortgage-backed securities of U.S. government corporations and agencies	29	274,993	(10,244)	—	—	—	29	274,993	(10,244)
Corporate bonds	—	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total	91	$727,845	$(32,878)	6	$76,343	$(7,617)	97	$804,188	$(40,495)

	December 31, 2021
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	8	$85,221	$(742)	—	$—	$—	8	$85,221	$(742)
Obligations of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations of U.S. government corporations and agencies	12	141,204	(2,436)	1	8,933	(374)	13	150,137	(2,810)
Residential mortgage-backed securities of U.S. government corporations and agencies	3	46,042	(628)	—	—	—	3	46,042	(628)
Commercial mortgage-backed securities of U.S. government corporations and agencies	7	100,032	(1,587)	—	—	—	7	100,032	(1,587)
Corporate bonds	—	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total	30	$372,499	$(5,393)	1	$8,933	$(374)	31	$381,432	$(5,767)
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit losses or other factors. There were 97 debt securities in an unrealized loss position at March 31, 2022 and 31 at December 31, 2021. We do not intend to sell and it is more likely than not that we will not be required to sell the securities in an unrealized loss position before recovery of their amortized cost. The unrealized losses on the debt securities were attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES – continued
The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated other comprehensive (loss)/income, for the periods presented:

	March 31, 2022			December 31, 2021
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
Total unrealized gains (losses) on available-for-sale debt securities	$1,648	$(40,495)	$(38,847)	$15,183	$(5,767)	$9,416
Income tax (expense) benefit	(354)	8,698	8,344	(3,215)	1,221	(1,994)
Net Unrealized (Losses) Gains, Net of Tax Included in Accumulated Other Comprehensive Income (Loss)	$1,294	$(31,797)	$(30,503)	$11,968	$(4,546)	$7,422
The amortized cost and fair value of available-for-sale debt securities at March 31, 2022 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2022
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$35,616	$35,824
Due after one year through five years	102,542	101,364
Due after five years through ten years	106,550	101,506
Due after ten years	20,763	21,027
Available-for-Sale Debt Securities With Fixed Maturities	265,471	259,721
Debt Securities without a single maturity date
Collateralized mortgage obligations of U.S. government corporations and agencies	404,626	385,602
Residential mortgage-backed securities of U.S. government corporations and agencies	54,444	50,446
Commercial mortgage-backed securities of U.S. government corporations and agencies	340,886	330,811
Corporate Securities	500	500
Total Available-for-Sale Debt Securities	$1,065,927	$1,027,080
Debt securities with carrying values of $441.8 million at March 31, 2022 and $466.9 million at December 31, 2021 were pledged for various regulatory and legal requirements.
Marketable Equity Securities
The following table presents realized and unrealized net gains and losses for our marketable equity securities for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Marketable Equity Securities
Net market (losses) gains recognized	$(5)	$116
Less: Net gains recognized for equity securities sold	—	—
Unrealized (Losses) Gains on Equity Securities Still Held	$(5)	$116
Total unrealized gains and losses on marketable equity securities recognized during the current period are included in other noninterest income on the Condensed Consolidated Statements of Comprehensive Income (Loss).

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE
Loans are presented net of unearned income of $10.1 million at March 31, 2022 and $14.1 million at December 31, 2021 and net of a discount related to purchase accounting fair value adjustments of $5.7 million at March 31, 2022 and $6.7 million at December 31, 2021. The following table presents loans as of the dates presented:

(dollars in thousands)	March 31, 2022	December 31, 2021
Commercial
Commercial real estate	$3,257,955	$3,236,653
Commercial and industrial	1,675,316	1,728,969
Commercial construction	398,592	440,962
Total Commercial Loans	5,331,863	5,406,584
Consumer
Consumer real estate	1,519,751	1,485,478
Other consumer	112,297	107,928
Total Consumer Loans	1,632,048	1,593,406
Total Portfolio Loans	6,963,911	6,999,990
Loans held for sale	1,346	1,522
Total Loans (1)	$6,965,257	$7,001,512
(1) Excludes interest receivable of $18.7 million at both March 31, 2022 and December 31, 2021. Interest receivable is included in other assets in the Consolidated Balance Sheets.
Commercial and industrial loans, or C&I, included $41.9 million of loans originated under the Paycheck Protection Program, or PPP, at March 31, 2022 compared to $88.3 million at December 31, 2021. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act was signed into law. The CARES Act included the PPP, a program designed to aid small and medium sized businesses through federally guaranteed loans distributed through banks. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. The loans are 100 percent guaranteed by the Small Business Administration, or SBA.
Our business banking segment was $1.1 billion at March 31, 2022 and December 31, 2021. Business banking consists of commercial loans made to small businesses that are standard, non-complex products evaluated through a streamlined credit approval process that has been designed to maximize efficiency while maintaining high credit quality standards that meet small business market customers’ needs. Business banking consisted of $552.2 million of commercial real estate loans, $216.7 million of C&I loans of which $20.6 million are PPP loans, $15.4 million of commercial construction loans and $357.0 million of consumer real estate loans at March 31, 2022. At December 31, 2021 business banking consisted of $546.1 million of commercial real estate loans, $215.4 million of C&I loans of which $39.7 million are PPP loans, $16.2 million of commercial construction loans and $357.9 million of consumer real estate loans.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments to determine if additional ACL is needed. Total commercial loans represented 76.6 percent of total portfolio loans at March 31, 2022 compared to 77.2 percent at December 31, 2021. Within our commercial portfolio, the CRE and commercial construction portfolios combined comprised $3.7 billion, or 68.6 percent, of total commercial loans and 52.5 percent of total portfolio loans at March 31, 2022 and $3.7 billion, or 68.0 percent, of total commercial loans and 52.5 percent of total portfolio loans at December 31, 2021.
We lend primarily in Pennsylvania and the contiguous states of Ohio, New York, West Virginia and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this geography, resulting in a concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data and information supplied by our customers. We also use subscription services for additional geographic and industry specific information. Our CRE and commercial construction portfolios have exposure outside of this geography of 6.1 percent of the combined portfolios and 3.2 percent of total portfolio loans at March 31, 2022. This compares to 5.7 percent of the combined portfolios and 3.0 percent of total portfolio loans at December 31, 2021.

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
The following tables summarize TDRs as of the dates presented:

	March 31, 2022			December 31, 2021
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$—	$969	$969	$—	$1,697	$1,697
Commercial and industrial	721	10,225	10,946	748	14,889	15,637
Commercial construction	2,167	480	2,647	2,190	2,087	4,277
Business banking	987	1,586	2,573	858	1,696	2,554
Consumer real estate	6,861	2,129	8,990	6,122	1,405	7,527
Other consumer	3	—	3	3	—	3
Total	$10,739	$15,389	$26,128	$9,921	$21,774	$31,695

There were no TDR's that returned to accruing status during the three months ended March 31, 2022 and March 31, 2021.
The following tables present the TDRs by portfolio segment and by type of concession for the periods presented:

Three Months Ended March 31, 2022
	Number of Contracts	Type of Modification					Total Post-Modification Outstanding Recorded Investment(2)	Total Pre-Modification Outstanding Recorded Investment(2)
(dollars in thousands)		Bankruptcy(1)	Other	Extend Maturity	Modify Rate	Modify Payments
Commercial real estate	—	$—	$—	$—	$—	$—	$—	$—
Commercial industrial	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Business banking	—	—	—	—	—	—	—	—
Consumer real estate	7	766	—	1,112	—	—	1,878	1,928
Other consumer	—	—	—	—	—	—	—	—
Total	7	$766	$—	$1,112	$—	$—	$1,878	$1,928
(1) Bankruptcy is consumer bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.
(2) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

	Three Months Ended March 31, 2021
	Number of Contracts	Type of Modification					Total Post-Modification Outstanding Recorded Investment(2)	Total Pre-Modification Outstanding Recorded Investment(2)
(dollars in thousands)		Bankruptcy(1)	Other	Extend Maturity	Modify Rate	Modify Payments
Commercial real estate	—	$—	$—	$—	$—	$—	$—	$—
Commercial industrial	2	—	—	821	—	5,475	6,296	6,304
Commercial construction	—	—	—	—	—	—	—	—
Business banking	—	—	—	—	—	—	—	—
Consumer real estate	11	340	80	—	—	148	568	609
Other consumer	1	1	—	—	—	—	1	1
Total	14	$341	$80	$821	$—	$5,623	$6,865	$6,914
(1) Bankruptcy is consumer bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.
(2) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

As of March 31, 2022, we had 12 commitments to lend an additional $0.8 million on TDRs compared to 20 commitments to lend an additional $0.8 million as of March 31, 2021. Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. There were no TDRs that defaulted during the three months ended March 31, 2022 and March 31, 2021.
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	March 31, 2022	December 31, 2021
Nonperforming Assets
Nonaccrual loans	$37,135	$44,517
Nonaccrual TDRs	15,389	21,774
Total Nonaccrual Loans	52,524	66,291
OREO	7,028	13,313
Total Nonperforming Assets	$59,552	$79,604

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
Other Consumer—Loans made to individuals that may be secured by assets other than 1-4 family residences, as well as unsecured loans. This segment includes auto loans, unsecured loans and lines and credits cards. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values.
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
Doubtful—Loans classified doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued

The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the dates presented:

	March 31, 2022
	Risk Rating
(dollars in thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Revolving-Term	Total
Commercial real estate
Pass	$92,158	$367,329	$333,477	$423,653	$308,371	$878,459	$34,981	$—	$2,438,428
Special mention	—	—	304	25,293	2,634	100,061	—	—	128,292
Substandard	—	—	1,343	13,865	17,707	104,659	1,500	—	139,074
Doubtful	—	—	—	—	—	5	—	—	5
Total commercial real estate	92,158	367,329	335,124	462,811	328,712	1,083,184	36,481	—	2,705,799
Commercial and industrial
Pass	42,350	369,064	106,684	94,211	75,757	157,096	569,064	—	1,414,226
Special mention	—	44	816	4,012	2,366	1,137	9,862	—	18,237
Substandard	—	—	—	10,654	1,288	4,072	5,523	—	21,537
Doubtful	—	—	—	4,506	—	—	—	—	4,506
Total commercial and industrial	42,350	369,108	107,500	113,383	79,411	162,305	584,449	—	1,458,506
Commercial construction
Pass	24,551	161,638	70,185	73,539	4,984	4,281	31,026	—	370,204
Special mention	—	—	—	3,578	—	4,423	—	—	8,001
Substandard	—	—	2,157	480	4	2,391	—	—	5,032
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	24,551	161,638	72,342	77,597	4,988	11,095	31,026	—	383,237
Business banking
Pass	66,205	255,051	104,999	129,574	100,316	336,209	109,505	505	1,102,364
Special mention	—	98	193	2,926	2,853	5,959	161	110	12,300
Substandard	—	2	103	2,648	3,150	19,129	927	613	26,572
Doubtful	—	—	—	—	—	—	—	—	—
Total business banking	66,205	255,151	105,295	135,148	106,319	361,297	110,593	1,228	1,141,236
Consumer real estate
Pass	56,244	141,404	96,932	84,920	35,181	223,298	482,845	23,510	1,144,334
Special mention	—	—	—	—	—	923	—	—	923
Substandard	40	82	139	286	1,735	11,402	1,004	2,912	17,600
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer real estate	56,284	141,486	97,071	85,206	36,916	235,623	483,849	26,422	1,162,857
Other consumer
Pass	6,035	15,522	8,176	5,931	2,448	1,349	71,494	1,273	112,228
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	17	4	2	—	25	48
Doubtful	—	—	—	—	—	—	—	—	—
Total other consumer	6,035	15,522	8,176	5,948	2,452	1,351	71,494	1,298	112,276
Pass	287,543	1,310,008	720,453	811,828	527,057	1,600,692	1,298,915	25,288	6,581,784
Special mention	—	142	1,313	35,809	7,853	112,503	10,023	110	167,753
Substandard	40	84	3,742	27,950	23,888	141,655	8,954	3,550	209,863
Doubtful	—	—	—	4,506	—	5	—	—	4,511
Total	$287,583	$1,310,234	$725,508	$880,093	$558,798	$1,854,855	$1,317,892	$28,948	$6,963,911

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued

	December 31, 2021
	Risk Rating
(dollars in thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Revolving-Term	Total
Commercial real estate
Pass	$385,347	$316,003	$412,191	$314,303	$213,019	$698,992	$35,448	$—	$2,375,303
Special mention	—	—	37,786	6,401	40,445	75,938	—	—	160,570
Substandard	—	1,356	18,743	14,039	12,555	106,461	1,500	—	154,654
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	385,347	317,359	468,720	334,743	266,019	881,391	36,948	—	2,690,528
Commercial and industrial
Pass	437,483	126,371	115,359	83,030	37,176	132,182	536,554	—	1,468,155
Special mention	46	—	3,060	2,546	72	832	8,887	—	15,443
Substandard	—	—	14,221	1,336	4,174	3,456	4,961	—	28,148
Doubtful	—	—	1,777	—	—	—	—	—	1,777
Total commercial and industrial	437,529	126,371	134,417	86,912	41,422	136,470	550,402	—	1,513,523
Commercial construction
Pass	142,321	108,405	111,512	16,838	989	3,539	30,036	—	413,640
Special mention	—	—	—	—	—	4,458	—	—	4,458
Substandard	—	2,157	2,020	—	—	2,480	—	—	6,657
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	142,321	110,562	113,532	16,838	989	10,477	30,036	—	424,755
Business banking
Pass	257,264	107,791	141,411	110,586	79,187	293,215	107,093	443	1,096,990
Special mention	104	151	1,986	1,365	1,057	5,929	160	111	10,863
Substandard	41	106	1,579	3,277	1,645	19,591	977	625	27,841
Doubtful	—	—	—	—	—	—	—	—	—
Total business banking	257,409	108,048	144,976	115,228	81,889	318,735	108,230	1,179	1,135,693
Consumer real estate
Pass	137,465	100,995	91,981	48,531	39,029	231,861	442,530	23,391	1,115,783
Special mention	—	—	—	—	—	937	—	—	937
Substandard	—	—	184	1,625	1,355	5,664	876	1,161	10,865
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer real estate	137,465	100,995	92,165	50,156	40,384	238,462	443,406	24,552	1,127,585
Other consumer
Pass	19,976	9,396	7,120	2,878	613	2,037	57,702	1,130	100,852
Special mention	—	—	—	—	—	—	—	—	—
Substandard	83	52	141	215	408	4,407	201	1,547	7,054
Doubtful	—	—	—	—	—	—	—	—	—
Total other consumer	20,059	9,448	7,261	3,093	1,021	6,444	57,903	2,677	107,906
Pass	1,379,856	768,961	879,574	576,166	370,013	1,361,826	1,209,363	24,964	6,570,723
Special Mention	150	151	42,832	10,312	41,574	88,094	9,047	111	192,271
Substandard	124	3,671	36,888	20,492	20,137	142,059	8,515	3,333	235,219
Doubtful	—	—	1,777	—	—	—	—	—	1,777
Total	$1,380,130	$772,783	$961,071	$606,970	$431,724	$1,591,979	$1,226,925	$28,408	$6,999,990
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued

The following tables present loan balances by year of origination and performing and nonperforming status for our portfolio segments as of the dates presented:

	March 31, 2022
(dollars in thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Revolving-Term	Total
Commercial real estate
Performing	$92,158	$367,329	$335,124	$460,353	$326,451	$1,062,113	$36,481	$—	$2,680,009
Nonperforming	—	—	—	2,458	2,261	21,071	—	—	25,790
Total commercial real estate	92,158	367,329	335,124	462,811	328,712	1,083,184	36,481	—	2,705,799
Commercial and industrial
Performing	42,350	369,108	107,500	104,858	79,353	162,248	582,519	—	1,447,936
Nonperforming	—	—	—	8,525	58	57	1,930	—	10,570
Total commercial and industrial	42,350	369,108	107,500	113,383	79,411	162,305	584,449	—	1,458,506
Commercial construction
Performing	24,551	161,638	72,342	77,117	4,988	10,711	31,026	—	382,373
Nonperforming	—	—	—	480	—	384	—	—	864
Total commercial construction	24,551	161,638	72,342	77,597	4,988	11,095	31,026	—	383,237
Business banking
Performing	66,205	255,149	105,295	134,873	104,917	355,063	110,565	1,172	1,133,239
Nonperforming	—	2	—	275	1,402	6,234	28	56	7,997
Total business banking	66,205	255,151	105,295	135,148	106,319	361,297	110,593	1,228	1,141,236
Consumer real estate
Performing	56,284	141,486	96,167	84,952	36,674	230,971	483,658	25,487	1,155,679
Nonperforming	—	—	904	254	242	4,652	191	935	7,178
Total consumer real estate	56,284	141,486	97,071	85,206	36,916	235,623	483,849	26,422	1,162,857
Other consumer
Performing	6,035	15,522	8,051	5,948	2,452	1,351	71,494	1,298	112,151
Nonperforming	—	—	125	—	—	—	—	—	125
Total other consumer	6,035	15,522	8,176	5,948	2,452	1,351	71,494	1,298	112,276
Performing	287,583	1,310,232	724,479	868,101	554,835	1,822,457	1,315,743	27,957	6,911,387
Nonperforming	—	2	1,029	11,992	3,963	32,398	2,149	991	52,524
Total	$287,583	$1,310,234	$725,508	$880,093	$558,798	$1,854,855	$1,317,892	$28,948	$6,963,911

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued

	December 31, 2021
(dollars in thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Revolving-Term	Total
Commercial real estate
Performing	$385,347	$317,359	$461,613	$332,482	$259,723	$865,567	$36,948	$—	$2,659,039
Nonperforming	—		7,107	2,261	6,296	15,824	—	—	31,488
Total commercial real estate	385,347	317,359	468,720	334,743	266,019	881,391	36,948	—	2,690,528
Commercial and industrial
Performing	437,529	126,371	123,944	86,852	38,540	136,427	548,622	—	1,498,285
Nonperforming	—	—	10,473	60	2,882	43	1,780	—	15,239
Total commercial and industrial	437,529	126,371	134,417	86,912	41,422	136,470	550,402	—	1,513,523
Commercial construction
Performing	142,321	110,562	111,445	16,838	989	10,093	30,036	—	422,284
Nonperforming	—	—	2,087	—	—	384	—	—	2,471
Total commercial construction	142,321	110,562	113,532	16,838	989	10,477	30,036	—	424,755
Business banking
Performing	257,368	107,984	144,689	113,820	81,195	311,673	108,202	1,122	1,126,052
Nonperforming	41	64	287	1,408	694	7,062	28	57	9,641
Total business banking	257,409	108,048	144,976	115,228	81,889	318,735	108,230	1,179	1,135,693
Consumer real estate
Performing	137,465	100,253	91,689	49,853	39,657	234,297	443,238	23,839	1,120,291
Nonperforming	—	742	476	303	727	4,165	168	713	7,294
Total consumer real estate	137,465	100,995	92,165	50,156	40,384	238,462	443,406	24,552	1,127,585
Other consumer
Performing	20,059	9,290	7,261	3,093	1,021	6,444	57,903	2,677	107,748
Nonperforming	—	158	—	—	—	—	—	—	158
Total other consumer	20,059	9,448	7,261	3,093	1,021	6,444	57,903	2,677	107,906
Performing	1,380,089	771,819	940,641	602,938	421,125	1,564,501	1,224,949	27,638	6,933,699
Nonperforming	41	964	20,430	4,032	10,599	27,478	1,976	770	66,291
Total	$1,380,130	$772,783	$961,071	$606,970	$431,724	$1,591,979	$1,226,925	$28,408	$6,999,990
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	March 31, 2022
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Past Due 90+ Days Still Accruing(2)	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,680,009	$—	$—	$—	$25,790	$25,790	$2,705,799
Commercial and industrial	1,447,404	3	—	529	10,570	11,102	1,458,506
Commercial construction	382,373	—	—	—	864	864	383,237
Business banking	1,130,830	1,409	413	587	7,997	10,406	1,141,236
Consumer real estate	1,152,858	2,693	128	—	7,178	9,999	1,162,857
Other consumer	111,765	176	210	—	125	511	112,276
Total(1)	$6,905,239	$4,281	$751	$1,116	$52,524	$58,672	$6,963,911
(1) We had three loans that were modified totaling $12.5 million under the CARES Act at March 31, 2022. These customers were not considered past due as a result of their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Due to the modifications, this delinquency table may not accurately reflect the credit risk associated with these loans.
(2) We had five loans that were originated under the PPP program totaling $1.1 million at March 31, 2022 that were 90 days or greater past due. These loans were in process of forgiveness and were not considered as nonperforming loans due to the terms of the SBA guarantee.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued

	December 31, 2021
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Past Due 90+ Days Still Accruing	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,659,040	$—	$—	$—	$31,488	$31,488	$2,690,528
Commercial and industrial	1,497,755	529	—	—	15,239	15,768	1,513,523
Commercial construction	421,834	450	—	—	2,471	2,921	424,755
Business banking	1,124,748	813	491	—	9,641	10,945	1,135,693
Consumer real estate	1,117,074	1,087	2,130	—	7,294	10,511	1,127,585
Other consumer	107,492	206	50	—	158	414	107,906
Total(1)	$6,927,943	$3,085	$2,671	$—	$66,291	$72,047	$6,999,990
(1) We had eight loans that were modified totaling $28.8 million under the CARES Act at December 31, 2021. These customers were not considered past due as a result of their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Due to the modification program, this delinquency table may not accurately reflect the credit risk associated with these loans.

The following tables present loans on nonaccrual status by class of loan for the periods presented:

					For the Three Months Ended
	March 31, 2022				March 31, 2022
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Past Due 90+ Days Still Accruing (2)	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$31,488	$25,790	$21,058	$—	$32
Commercial and industrial	15,239	10,570	1,700	529	32
Commercial construction	2,471	864	480	—	—
Business banking	9,641	7,997	1,586	587	48
Consumer real estate	7,294	7,178	—	—	61
Other consumer	158	125	—	—	—
Total	$66,291	$52,524	$24,824	$1,116	$173
(1) Represents only cash payments received and applied to interest on nonaccrual loans.
(2) We had five loans that were originated under the PPP program totaling $1.1 million at March 31, 2022 that were 90 days or greater past due. These loans were in process of forgiveness and were not considered as nonperforming loans due to the terms of the SBA guarantee.

					For the Twelve Months Ended
	December 31, 2021				December 31, 2021
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Past Due 90+ Days Still Accruing	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$101,070	$31,488	$28,046	$—	$158
Commercial and industrial	16,985	15,239	5,707	—	74
Commercial construction	384	2,471	2,020	—	(28)
Business banking	17,122	9,641	1,696	—	427
Consumer real estate	11,117	7,294	—	—	496
Other consumer	96	158	—	—	1
Total	$146,774	$66,291	$37,469	$—	$1,128
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued

The following tables present collateral-dependent loans by class of loan as of the dates presented:

	March 31, 2022
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets	Investment/Cash	Other
Commercial real estate	$21,058	$—	$—	$571
Commercial and industrial	259	721	—	9,859
Commercial construction	2,167	—	—	480
Business banking	1,028	1,537	—	—
Consumer real estate	965	—	—	—
Total	$25,477	$2,258	$—	$10,910

	December 31, 2021
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets	Investment/Cash	Other
Commercial real estate	$28,046	$—	$—	$—
Commercial and industrial	259	4,905	—	10,473
Commercial construction	4,210	—	—	—
Business banking	910	1,636	—	—
Consumer real estate	1,031	—	—	—
Total	$34,456	$6,541	$—	$10,473
The following tables present activity in the ACL for the periods presented:

	Three Months Ended March 31, 2022
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$50,700	$19,727	$5,355	$11,338	$8,733	$2,723	$98,576
Provision for credit losses on loans(1)	(1,996)	(206)	(27)	765	426	340	(698)
Charge-offs	—	—	—	(606)	(78)	(298)	(982)
Recoveries	199	2,716	1	—	37	66	3,019
Net Recoveries/(Charge-offs)	199	2,716	1	(606)	(41)	(232)	2,037
Balance at End of Period	$48,903	$22,237	$5,329	$11,497	$9,118	$2,831	$99,915
(1) Excludes the provision for credits losses for unfunded commitments

	Three Months Ended March 31, 2021
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$65,656	$16,100	$7,239	$15,917	$10,014	$2,686	$117,612
Provision for credit losses on loans(1)	1,996	2,728	(911)	514	(844)	(182)	3,301
Charge-offs	(810)	(4,302)	—	(917)	(271)	(232)	(6,532)
Recoveries	—	137	1	166	82	334	720
Net (Charge-offs)/Recoveries	(810)	(4,165)	1	(751)	(189)	102	(5,812)
Balance at End of Period	$66,842	$14,663	$6,329	$15,680	$8,981	$2,606	$115,101
(1) Excludes the provision for credit losses for unfunded commitments

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued

The C&I portfolio included $41.9 million of loans originated under the PPP program at March 31, 2022 compared to $499.1 million for the same period in 2021.The loans are 100 percent guaranteed by the SBA, therefore, we have not assigned any ACL.
NOTE 7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivatives Not Designated as Hedging Instruments
Interest Rate Contracts with Customers
Interest rate swaps with customers are contracts in which a series of cash flows (fixed and variable) are exchanged over a prescribed period. The notional amounts on which the interest payments are based are not exchanged. These derivative positions relate to transactions in which we enter into an interest rate swap with a commercial customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate loan with us receiving a variable rate. These agreements could have floors or caps on the contracted interest rates.
Interest rate swaps with customers are considered derivatives but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives are recorded in current earnings and included in other noninterest income in the Condensed Consolidated Statements of Comprehensive Income (Loss).
Interest Rate Lock Commitments and Forward Sale Contracts
In the normal course of business, we sell originated mortgage loans into the secondary mortgage loan market. We also offer interest rate lock commitments to potential borrowers. The commitments are generally for a period of 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. We may encounter pricing risks if interest rates increase significantly before the loan can be closed and sold. We may utilize forward sale contracts in order to mitigate this pricing risk. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate guaranteed for that day by the investor. The rate lock is executed between the mortgagee and us and in turn a forward sale contract may be executed between us and the investor. Both the rate lock commitment and the corresponding forward sale contract for each customer are considered derivatives but are not accounted for using hedge accounting. As such, changes in estimated fair value of the derivatives during the commitment period are recorded in current earnings and included in mortgage banking in the Condensed Consolidated Statements of Comprehensive Income (Loss).
Derivatives Designated as Hedging Instruments
Cash Flow Hedges of Interest Rate Risk
As part of our interest rate risk management strategy, we use interest rate swaps to add stability to interest income and to manage exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for making variable rate payments over the life of the agreements without exchange of the underlying notional amount.
During the three months ended March 31, 2022, we entered into four interest rate swaps designated as cash flow hedges to hedge the variable cash flows associated with existing variable-rate assets. These contacts each have a notional value of $50.0 million and extend out over the next five years.
For designated derivatives that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are received on variable rate assets. During the next twelve months, we estimate that an additional $0.6 million will be reclassified as an increase to interest income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued

The following table indicates the amounts representing the value of derivative assets and derivative liabilities for the dates presented:

	Derivative Assets (Included in Other Assets)				Derivative Liabilities (Included in Other Liabilities)
	March 31, 2022		December 31, 2021		March 31, 2022		December 31, 2021
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts - cash flow hedge	$50,000	$135		$—	$150,000	$2,600		$—
Total Derivatives Designated as Hedging Instruments		$135		$—		$2,600		$—

Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts - commercial customers	$1,034,249	$29,056	$1,017,178	$33,528	$1,034,249	$29,092	$1,017,178	$33,361
Interest rate lock commitments - mortgage loans	13,901	185	12,148	401	—	—		—
Forward sales contracts - mortgage loans	13,503	192	8,436	4	—	—		—
Total Derivatives Not Designated as Hedging Instruments		$29,433		$33,933		$29,092		$33,361

Total Derivatives		$29,568		$33,933		$31,692		$33,631

The following table indicates the gross amounts of interest rate swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at March 31, 2022:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Gross amounts recognized	$34,957	$37,289	$37,402	$37,392
Gross amounts offset	(5,766)	(3,761)	(5,710)	(3,761)
Net amounts presented in the Consolidated Balance Sheets	29,191	33,528	31,692	33,631
Cash collateral received/pledged(1)	(23,501)	—	—	(33,631)
Net Amount	$5,690	$33,528	$31,692	$—
(1) Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess cash collateral, if any, is not reflected above.

The following table presents the effect of the cash flow hedges on OCI and on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Income
(dollars in thousands)	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedge	$(2,601)	$—	$137	$—
Total	$(2,601)	$—	$137	$—

The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial customers	$68	$310
Interest rate lock commitments—mortgage loans	(217)	(1,759)
Forward sale contracts—mortgage loans	188	979
Total Derivatives Gain/(Loss)	$39	$(470)
NOTE 8. COMMITMENTS AND CONTINGENCIES
Commitments
In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	March 31, 2022	December 31, 2021
Commitments to extend credit	$2,481,275	$2,583,957
Standby letters of credit	79,550	87,335
Total	$2,560,825	$2,671,292
Allowance for Credit Losses on Unfunded Loan Commitments
We maintain an allowance for credit losses on unfunded commercial and consumer lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on our Condensed Consolidated Statements of Comprehensive Income (Loss). The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.
The following table presents activity in the allowance for credit losses on unfunded loan commitments as of the dates presented:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Balance at beginning of period	$5,189	$4,467
Provision for credit losses	186	(164)
Total	$5,375	$4,303
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 9. OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the change in components of other comprehensive income (loss) for the periods presented, net of tax effects.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(dollars in thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Change in net unrealized (losses) gains on debt securities available-for-sale	$(48,261)	$10,332	$(37,929)	$(9,712)	$2,072	$(7,640)
Change in interest rate swap	(2,601)	557	(2,044)	—	—	—
Adjustment to funded status of employee benefit plans	(12)	32	20	(343)	73	(270)
Other Comprehensive Loss	$(50,874)	$10,921	$(39,953)	$(10,055)	$2,145	$(7,910)

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations for the three month periods ended March 31, 2022 and 2021. Our MD&A should be read in conjunction with our Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.

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
Many of these factors, as well as other factors, are described elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2021, including Part II, Item 1A, Risk Factors and any of our subsequent filings with the SEC. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. Further, we view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates as of March 31, 2022 remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2021 under Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.4 billion at March 31, 2022. We operate in five markets including Western Pennsylvania, Eastern Pennsylvania, Northeast Ohio, Central Ohio and Upstate New York. We provide a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA”.
We earn revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. We incur expenses for the cost of deposits and other funding sources, provision for credit losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.
On August 23, 2021, Christopher McComish joined S&T as our new chief executive officer. He brings over 34 years of proven banking leadership with a track record of growth and transformation of commercial, consumer and wealth businesses. Additionally, we have elevated both proven internal leaders and attracted external talent from larger banking institutions to position us for future growth. Our priorities for 2022 and beyond include pursuing high impact growth initiatives, ensuring rigorous credit risk and enterprise governance practices, advancing strategic infrastructure and platform investments, including enhancing our digital platform, investing in organization talent and performance and promoting strategic clarity and effective communications. Organic loan growth continues to be our top priority within our current footprint and through market expansion. Our growth strategy includes a collaborative model that combines expertise from all areas of our business and focuses on satisfying each customer’s individual financial objectives. We also actively evaluate acquisition opportunities that align with our strategic objectives as another source of growth.
Earnings Summary
We recognized net income of $29.1 million, or $0.74 per diluted share for the three months ended March 31, 2022 compared to a net income of $31.9 million, or $0.81 per diluted share for the same period in 2021. The $2.8 million decrease in net income for the three months ended March 31, 2022 was primarily due to decreases in net interest income of $2.9 million and noninterest income of $2.0 million and increases in noninterest expenses of $1.8 million offset by a significant decrease in our provision for credit losses of $3.6 million compared to the same period in 2021.
Net interest income decreased $2.9 million to $67.7 million for the three months ended March 31, 2022 compared to $70.6 million during the same period in 2021. The decline was primarily due to reduced PPP revenue of $4.1 million compared to the prior period. The net interest margin, or NIM, on an FTE basis (non-GAAP) decreased 31 basis points for the three months ended March 31, 2022 compared to the same period in 2021. Increased interest-bearing deposits with banks negatively impacted the net interest margin on an FTE basis (non-GAAP) by 16 basis points and reduced revenue from PPP loans negatively impacted the net interest margin on an FTE basis (non-GAAP) by 4 basis points for the three months ended March 31, 2022 compared to the prior period.
The provision for credit losses, which includes a provision for losses on loans and on unfunded commitments, decreased $3.6 million to a negative $0.5 million for the three months ended March 31, 2022 compared to $3.1 million for the same period in 2021. The significant decrease in the provision for credit losses during the three months ended March 31, 2022 was mainly due to a $2.5 million recovery on a C&I relationship during the first quarter of 2022 and improvement in economic conditions resulting in declines in our criticized and classified assets and nonperforming loans.
Noninterest income decreased $2.0 million for the three months ended March 31, 2022 compared to the same period in 2021. The decrease in noninterest income primarily related to a decrease of $3.3 million in mortgage banking due to a lower volume of loans originated for sale in the secondary market. Partially offsetting this decrease was higher debit and credit card fees of $0.9 million and service charges on deposit accounts of $0.5 million due to the improving economic environment resulting in increased customer activity.
Noninterest expense increased $1.8 million to $47.4 million for the three months ended March 31, 2022 compared to $45.6 million for the same periods in 2021. Professional services and legal increased by $0.4 million due to increased legal expenses as compared to the same period in 2021. Salaries and employee benefits increased $0.4 million due to base rate and

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
incentive increases partially offset by lower pension and medical expense. Other noninterest expense increased $0.6 million mainly due to higher other real estate owned, or OREO, expense compared to the same period in 2021.
The provision for income taxes decreased $0.4 million to $6.9 million for the three months ended March 31, 2022 compared to $7.3 million for the same period in 2021. The decrease in income tax expense was primarily due to the decrease in pretax income of $3.1 million compared to the same period in 2021. Our effective tax rate was 19.2 percent for the three months ended March 31, 2022 compared to 18.6 percent for the same period in 2021. The change in our effective tax rate for the three months ended March 31, 2022 was primarily due to decreased tax benefits associated with low income housing tax credits in 2022 compared to 2021.
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
We believe the presentation of net interest income and net interest margin on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (GAAP) per the Condensed Consolidated Statements of Comprehensive Income (Loss) is reconciled to net interest income adjusted on an FTE basis and net interest margin adjusted on an FTE basis in the "Results of Operations - Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021 - Net Interest Income" section of this MD&A.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Three Months Ended March 31, 2022 Compared to
Three Months Ended March 31, 2021
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
The interest income on interest-earning assets and the net interest margin are presented on an FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and securities and the dividend-received deduction for equity securities using the federal statutory tax rate of 21 percent for each period. We believe this to be the preferred industry measurement of net interest income that provides a relevant comparison between taxable and non-taxable sources of interest income.
The following table reconciles interest income per the Condensed Consolidated Statements of Comprehensive Income (Loss) to net interest income and net interest margin on an FTE basis for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Total interest and dividend income	$70,109	$74,781
Total interest expense	2,376	4,122
Net Interest Income per Condensed Consolidated Statements of Comprehensive Income (Loss)	67,733	70,659
Adjustment to FTE basis	493	663
Net Interest Income on an FTE Basis (Non-GAAP)	$68,226	$71,322
Net interest margin	3.14%	3.44%
Adjustment to FTE basis	0.02%	0.03%
Net Interest Margin on an FTE Basis (Non-GAAP)	3.16%	3.47%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Average Balance Sheet and Net Interest Income Analysis (FTE)
The following tables provide information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$756,141	$303	0.16%	$302,219	$65	0.09%
Securities, at fair value(1)(2)	1,002,212	5,265	2.10%	782,118	4,566	2.34%
Loans held for sale	1,545	14	3.51%	6,360	45	2.83%
Commercial real estate	3,257,238	29,345	3.65%	3,253,641	30,136	3.76%
Commercial and industrial	1,712,865	16,827	3.98%	1,957,459	20,817	4.31%
Commercial construction	409,264	3,329	3.30%	485,269	4,034	3.37%
Total Commercial Loans	5,379,367	49,501	3.73%	5,696,369	54,987	3.91%
Residential mortgage	896,268	8,962	4.02%	897,427	9,416	4.22%
Home equity	570,781	4,823	3.43%	532,708	4,791	3.65%
Installment and other consumer	109,972	1,475	5.44%	79,907	1,247	6.33%
Consumer construction	21,833	181	3.37%	15,908	188	4.79%
Total Consumer Loans	1,598,854	15,441	3.90%	1,525,950	15,642	4.14%
Total Portfolio Loans	6,978,221	64,942	3.77%	7,222,319	70,630	3.96%
Total Loans(1)(3)	6,979,765	64,955	3.77%	7,228,679	70,675	3.96%
Federal Home Loan Bank and other restricted stock	9,280	79	3.40%	11,242	139	4.94%
Total Interest-earning Assets	8,747,398	70,602	3.27%	8,324,259	75,445	3.67%
Noninterest-earning assets	709,246			756,273
Total Assets	$9,456,644			$9,080,532
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$986,639	$185	0.08%	$895,891	$222	0.10%
Money market	2,055,857	746	0.15%	1,968,779	943	0.19%
Savings	1,109,048	78	0.03%	995,228	152	0.06%
Certificates of deposit	1,070,189	844	0.32%	1,344,604	2,165	0.65%
Total Interest-bearing Deposits	5,221,733	1,853	0.14%	5,204,503	3,481	0.27%
Securities sold under repurchase agreements	81,790	20	0.10%	64,653	25	0.15%
Short-term borrowings	—	—	—%	25,556	12	0.19%
Long-term borrowings	22,310	107	1.95%	23,471	116	2.00%
Junior subordinated debt securities	54,398	395	2.95%	64,088	488	3.09%
Total Borrowings	158,498	523	1.34%	177,768	641	1.46%
Total Interest-bearing Liabilities	5,380,231	2,376	0.18%	5,382,271	4,123	0.31%
Noninterest-bearing liabilities	2,879,718			2,538,149
Shareholders' equity	1,196,694			1,160,113
Total Liabilities and Shareholders' Equity	$9,456,644			$9,080,532
Net Interest Income (1)(2)		$68,226			$71,322
Net Interest Margin (1)(2)			3.16%			3.47%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net interest income on an FTE basis (non-GAAP) decreased $3.1 million for the three months ended March 31, 2022 compared to the same period in 2021. The decline was primarily due to reduced PPP revenue of $4.1 million compared to the prior period. The net interest margin, or NIM, on an FTE basis (non-GAAP) decreased 31 basis points for the three months ended March 31, 2022 compared to the same period in 2021. Increased interest-bearing deposits with banks negatively impacted the net interest margin on an FTE basis (non-GAAP) by 16 basis points and reduced revenue from PPP loans negatively impacted the net interest margin on an FTE basis (non-GAAP) by 4 basis points for the three months ended March 31, 2022 compared to the prior period.
Interest income on an FTE basis (non-GAAP) decreased $4.8 million for the three months ended March 31, 2022 compared to the same period in 2021. The decrease in interest income was primarily due to reduced PPP revenue. Average PPP loans decreased $394.3 million compared to the three months ended March 31, 2021. Average loan balances, excluding PPP loans, increased $145.4 million for the three months ended March 31, 2022 compared to the same period in 2021. Average securities increased $220.1 million for the three months ended March 31, 2022 compared to the same period in 2021. Securities increased due to interest-bearing deposits with banks being redeployed to higher yielding assets. Average interest-bearing deposits with banks increased $453.9 million for the three months ended March 31, 2022 compared to the same period in 2021 due to PPP forgiveness and a significant increase in average deposits as a result of customer PPP loans and stimulus payments along with customers' liquidity preferences in 2021. Overall, the FTE rate on interest-earning assets (non-GAAP) decreased 40 basis points for the three months ended March 31, 2022 compared to the same period in 2021.
Interest expense decreased $1.7 million for the three months ended March 31, 2022 compared to the same period in 2021. The decrease was primarily due to lower average rates paid on interest-bearing deposits compared to the same period in 2021. Average interest-bearing deposits increased $17.2 million for the three months ended March 31, 2022 compared to the same period in 2021. The average rate paid on interest-bearing deposits decreased 13 basis points compared to the same period in 2021 primarily due to maturities of higher costing certificates of deposit. Average demand deposits increased $372.3 million for the three months ended March 31, 2022 compared to the same period in 2021. We experienced demand deposit growth throughout 2021 due to customer PPP loans and stimulus payments along with customers' liquidity preferences. Average brokered deposits decreased $40.7 million and average total borrowings decreased $19.3 million for the three months ended March 31, 2022 compared to the same period in 2021 due to maturities and a reduced need for wholesale funding. Overall, the cost of interest-bearing liabilities decreased 13 basis points for the three months ended March 31, 2022 compared to the same period in 2021.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2022 Compared to March 31, 2021
(dollars in thousands)	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$98	$140	$238
Securities, at fair value(1)(2)	1,285	(586)	699
Loans held for sale	(34)	3	(31)
Commercial real estate	33	(825)	(791)
Commercial and industrial	(2,601)	(1,389)	(3,990)
Commercial construction	(632)	(73)	(704)
Total Commercial Loans	(3,200)	(2,287)	(5,486)
Residential mortgage	(12)	(442)	(454)
Home equity	342	(311)	31
Installment and other consumer	469	(242)	227
Consumer construction	70	(77)	(7)
Total Consumer Loans	870	(1,071)	(202)
Total Portfolio Loans	(2,330)	(3,358)	(5,688)
Total Loans (1)(3)	(2,364)	(3,355)	(5,719)
Federal Home Loan Bank and other restricted stock	(24)	(36)	(60)
Change in Interest Earned on Interest-earning Assets	$(1,006)	$(3,836)	$(4,842)
Interest paid on:
Interest-bearing demand	$22	$(59)	$(36)
Money market	42	(239)	(197)
Savings	17	(91)	(74)
Certificates of deposit	(442)	(879)	(1,321)
Total Interest-bearing Deposits	(360)	(1,268)	(1,628)
Securities sold under repurchase agreements	7	(11)	(4)
Short-term borrowings	(12)	—	(12)
Long-term borrowings	(6)	(3)	(9)
Junior subordinated debt securities	(74)	(19)	(93)
Total Borrowings	(85)	(33)	(118)
Change in Interest Paid on Interest-bearing Liabilities	(445)	(1,301)	(1,746)
Change in Net Interest Income	$(561)	$(2,536)	$(3,096)
(1) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.
(4) Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Provision for Credit Losses
The provision for credit losses, which includes a provision for losses on loans and on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected credit losses in the portfolio at the balance sheet date. The provision for credit losses decreased $3.6 million to a negative $0.5 million for the three months ended March 31, 2022 compared to $3.1 million for the same period in 2021.
The decrease in the provision for credit losses of $3.6 million for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to a $2.5 million recovery on a C&I relationship during the first quarter of 2022 and improvement in economic conditions resulting in an improved forecast and declines in our criticized and classified assets and nonperforming loans.
Net loan recoveries were $2.0 million for the three months ended March 31, 2022 compared to net loan charge-offs of $5.8 million for the same period in 2021. The net recoveries were primarily due to the above mentioned recovery that occurred during the first quarter of 2022.
Refer to the "Allowance for Credit Losses" section of this MD&A for further details.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Net gain on sale of securities	$—	$—	$—	$—
Debit and credit card	5,063	4,162	901	21.6%
Service charges on deposit accounts	3,974	3,474	500	14.4%
Wealth management	3,242	2,944	298	10.1%
Mortgage banking	1,015	4,310	(3,295)	(76.5)%
Other	1,932	2,346	(414)	(17.6)%
Total Noninterest Income	$15,226	$17,236	$(2,010)	(11.7)%
Noninterest income decreased $2.0 million to $15.2 million for the three months ended March 31, 2022 as compared to the same period in 2021. The decrease in noninterest income primarily related to a decrease of $3.3 million in mortgage banking due to the lower volume of loans originated for sale in the secondary market. Other noninterest income also decreased $0.4 million primarily due to a change in the valuation of our deferred compensation plan, which has a corresponding offset in salaries and employee benefits resulting in no impact to net income compared to the first quarter of 2021. The improving economic environment drove higher customer activity resulting in increased debit and credit card fees of $0.9 million, service charges on deposit accounts of $0.5 million and wealth management income of $0.3 million compared to 2021.
Noninterest Expense

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Salaries and employee benefits	$23,712	$23,327	$385	1.7%
Data processing and information technology	4,435	4,225	210	5.0%
Occupancy	3,882	3,827	55	1.4%
Furniture, equipment and software	2,777	2,640	137	5.2%
Professional services and legal	1,949	1,531	418	27.3%
Other taxes	1,537	1,436	101	7.0%
Marketing	1,361	1,322	39	3.0%
FDIC insurance	937	1,046	(109)	(10.4)%
Other noninterest expense	6,824	6,226	598	9.6%
Total Noninterest Expense	$47,414	$45,580	$1,834	4.0%
Noninterest expense increased $1.8 million to $47.4 million for the three months ended March 31, 2022 as compared to the same period in 2021. Professional services and legal increased by $0.4 million due to increased legal expenses as compared to the same period in 2021. Salaries and employee benefits increased $0.4 million due to base rate and incentive increases partially offset by lower pension and medical expense. The decrease in pension expense related to retirees electing lump-sum distributions causing settlement accounting in the same period in 2021. Other noninterest expense increased $0.6 million mainly due to higher other real estate owned, or OREO, expense compared to the same period in 2021.
Provision for Income Taxes
The provision for income taxes decreased $0.4 million to $6.9 million for the three months ended March 31, 2022 compared to $7.3 million for the same period in 2021. The decrease in income tax expense was primarily due to the decrease in pretax income of $3.1 million compared to the same period in 2021. Our effective tax rate was 19.2 percent for the three months ended March 31, 2022 compared to 18.6 percent for the same period in 2021. The change in our effective tax rate for the three months ended March 31, 2022 was primarily due to decreased tax benefits associated with low income housing tax credits in 2022 compared to 2021.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Condition as of March 31, 2022
Total assets decreased $56.2 million to $9.4 billion at March 31, 2022 compared to $9.5 billion at December 31, 2021. Cash and due from banks decreased $98.5 million to $823.8 million at March 31, 2022 compared to $922.2 million at December 31, 2021 due to an increase of $117.4 million in securities. Total portfolio loans decreased $36.1 million to $7.0 billion at March 31, 2022 and December 31, 2021. The commercial loan portfolio decreased $74.7 million compared to December 31, 2021. C&I loans decreased $53.7 million which mainly related to a decline in PPP loans of $46.4 million since December 31, 2021. The consumer loan portfolio increased $38.6 million with increases in residential mortgage of $12.6 million, consumer construction of $4.1 million, home equity of $17.6 million, and other consumer of $4.3 million. Excluding the PPP loans, portfolio loans increased $10.3 million compared to December 31, 2021.
Securities increased $117.4 million to $1.0 billion at March 31, 2022 from $910.8 million at December 31, 2021. The increase in securities is primarily due to interest-bearing deposits with banks being redeployed to higher yielding assets. The bond portfolio had a net unrealized loss of $38.8 million at March 31, 2022 compared to a net unrealized gain of $9.4 million at December 31, 2021 due to higher interest rates.
Our deposits decreased $36.1 million, with total deposits of $8.0 billion at both March 31, 2022 and December 31, 2021. Deposits remain stable with an improvement in the overall deposit mix to lower costing products compared to December 31, 2021.
Total borrowings decreased $14.6 million to $146.7 million at March 31, 2022 compared to $161.3 million at December 31, 2021. The decrease in borrowings is primarily related to a decline in securities sold under repurchase agreements of $14.4 million compared to December 31, 2021.
Total shareholders’ equity decreased by $21.5 million to $1.2 billion at March 31, 2022, compared to $1.2 billion at December 31, 2021. The decrease was due to other comprehensive losses of $39.9 million and dividends of $11.4 million offset by net income of $29.1 million. Accumulated other comprehensive loss of $7.1 million at December 31, 2021 increased to $47.0 at March 31, 2022. The $39.9 million increase in accumulated other comprehensive loss was primarily due to net unrealized losses of $38.8 million on our available-for-sale bond portfolio due to interest rate increases from December 31, 2021 to March 31, 2022.
Securities Activity

(dollars in thousands)	March 31, 2022	December 31, 2021	$ Change
U.S. Treasury securities	$129,994	$95,327	$34,667
Obligations of U.S. government corporations and agencies	58,493	70,348	(11,855)
Collateralized mortgage obligations of U.S. government corporations and agencies	385,602	270,294	115,308
Residential mortgage-backed securities of U.S. government corporations and agencies	50,446	56,793	(6,347)
Commercial mortgage-backed securities of U.S. government corporations and agencies	330,811	341,300	(10,489)
Corporate obligations	500	500	—
Obligations of states and political subdivisions	71,234	75,089	(3,855)
Available-for-Sale Debt Securities	1,027,080	909,651	117,429
Marketable equity securities	1,138	1,142	(4)
Total Securities	$1,028,218	$910,793	$117,425
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities increased $117.4 million to $1.0 billion at March 31, 2022 from $910.8 million at December 31, 2021. The increase in securities was primarily due to investing interest-bearing deposits with bank into higher yielding assets.
At March 31, 2022 our bond portfolio was in a net unrealized loss position of $38.9 million compared to a net unrealized gain position of $9.4 million at December 31, 2021. At March 31, 2022 total gross unrealized gains in the bond portfolio were $1.6 million offset by gross unrealized losses of $40.5 million compared to December 31, 2021, when total gross unrealized gains were $15.2 million offset by gross unrealized losses of $5.8 million. The decrease in the net unrealized gain position was primarily due to an increase in interest rates from December 31, 2021, to March 31, 2022.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Loan Composition

	March 31, 2022		December 31, 2021
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	$ Change	% Change
Commercial
Commercial real estate	$3,257,955	46.8%	$3,236,653	46.2%	$21,302	0.7%
Commercial and industrial	1,675,316	24.1%	1,728,969	24.7%	(53,653)	(3.1)%
Commercial construction	398,592	5.7%	440,962	6.3%	(42,370)	(9.6)%
Total Commercial Loans	5,331,863	76.6%	5,406,584	77.2%	(74,721)	(1.4)%
Consumer
Consumer real estate	1,519,751	21.8%	1,485,478	21.2%	34,273	2.3%
Other consumer	112,297	1.6%	107,928	1.5%	4,369	4.0%
Total Consumer Loans	1,632,048	23.4%	1,593,406	22.8%	38,642	2.4%
Total Portfolio Loans	6,963,911	100.0%	6,999,990	100.0%	(36,079)	(0.5)%
Loans held for sale	1,346		1,522		(176)	(11.6)%
Total Loans	$6,965,257		$7,001,512		$(36,255)	(0.5)%
The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower’s industry or the overall economic climate can significantly impact the borrower’s ability to pay.
Total portfolio loans decreased $36.1 million to $7.0 billion at March 31, 2022 compared to December 31, 2021. Portfolio loans excluding PPP loans increased $10.3 million compared to December 31, 2021. As of March 31, 2022, 74 percent of our total loans are variable rate loans and 26 percent are fixed rate loans.
Commercial loans, including CRE, C&I and commercial construction, comprised 76.6 percent of total portfolio loans at March 31, 2022 and 77.2 percent at December 31, 2021. The commercial loan portfolio decreased $74.7 million at March 31, 2022 compared to December 31, 2021. C&I loans decreased $53.7 million at March 31, 2022 which mainly related to a PPP loan decline of $46.4 million since December 31, 2021.
As of March 31, 2022, we had $41.9 million of PPP loans included in C&I compared to $88.3 million at December 31, 2021. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. These loans carry a fixed rate of 1 percent and a term of two years, or five years for loans approved by the SBA on or after June 5, 2020. Payments are deferred for the first six months of the loan. The loans are 100 percent guaranteed by the SBA. The SBA pays us a processing fee ranging from 1 percent to 5 percent based on the size of the loan.
Consumer loans represent 23.4 percent of our total portfolio loans at March 31, 2022 and 22.8 percent at December 31, 2021. The consumer loan portfolio increased $38.6 million at March 31, 2022 with increases in consumer real estate of $34.3 million and other consumer of $4.4 million compared to December 31, 2021.

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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents activity in the ACL for the periods presented:

	Three Months Ended March 31, 2022
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$50,700	$19,727	$5,355	$11,338	$8,733	$2,723	$98,576
Provision for credit losses on loans(1)	(1,996)	(206)	(27)	765	426	340	(698)
Charge-offs	—	—	—	(606)	(78)	(298)	(982)
Recoveries	199	2,716	1	—	37	66	3,019
Net Recoveries/(Charge-offs)	199	2,716	1	(606)	(41)	(232)	2,037
Balance at End of Period	$48,903	$22,237	$5,329	$11,497	$9,118	$2,831	$99,915
(1) Excludes the provision for credit losses for unfunded commitments.
The following table presents key ACL ratios for the periods presented:

	March 31, 2022	December 31, 2021
Ratio of net charge-offs to average loans outstanding(1)	(0.12)%	0.49%
Allowance for credit losses as a percentage of total portfolio loans	1.43%	1.41%
Allowance for loan losses as a percentage of total portfolio loans - excluding PPP loans	1.44%	1.43%
Allowance for credit losses to nonperforming loans	190%	149%
(1) Annualized
The ACL was $99.9 million, or 1.43 percent of total portfolio loans, at March 31, 2022 compared to $98.6 million, or 1.41 percent of total portfolio loans, at December 31, 2021. The increase in the ACL of $1.3 million was due to a $2.7 million increase in specific reserves on loans individually assessed and a $2.0 million increase in the overall qualitative reserve. The increase in specific reserves on loans individually assessed was due to a $2.7 million increase for a C&I relationship due to continued market deterioration in the estimated enterprise value of the company. The increase in the overall qualitative reserve was the result of additional segment allocations made in our healthcare and C&I portfolios due to continued uncertainty related to the COVID-19 variant and an increase in our economic forecast due primarily to concerns with rising inflation and macroeconomic conditions. Offsetting this increase was a $3.4 million decrease in the quantitative reserve due primarily to improving trends in our hotel portfolio.
Net loan recoveries were $2.0 million, or (0.12) percent annualized as a percentage of average loans, for the three months ended March 31, 2022. The net recoveries primarily related to a $2.5 million recovery on a C&I relationship during the first quarter of 2022.
Substandard loans decreased $25.4 million to $209.8 million at March 31, 2022 compared to $235.2 million at December 31, 2021. The decrease in substandard loans was primarily due to $19.7 million of loan upgrades in our hotel portfolio and $12.0 million of various loan payoffs and pay downs. The decrease in substandard loans was partially offset by the addition of a $10.5 million CRE relationship, which was downgraded to substandard due to financial deterioration that led to cash flow shortfalls. Special mention loans decreased $24.5 million to $167.8 million at March 31, 2022 compared to $192.3 million at December 31, 2021. The decrease in special mention loans was primarily due to the upgrade of three hotel relationships totaling $21.4 million.
Troubled debt restructurings, or TDRs, decreased $5.6 million to $26.1 million at March 31, 2022 compared to $31.7 million at December 31, 2021. The decrease in TDRs was primarily due to the payoff of a $4.2 million C&I relationship and other loan pay downs. Total TDRs of $26.1 million included $10.7 million, or 41.0 percent, that were performing and $15.4 million, or 59.0 percent, that were nonperforming at March 31, 2022.
Our allowance for credit losses on unfunded commercial lending commitments and letters of credit provide for the risk of expected loss in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on our Condensed Consolidated Statements of Comprehensive Income (Loss). The allowance for unfunded loan commitments increased $0.2 million to $5.4 million at March 31, 2022 compared to $5.2 million at December 31, 2021. This change was primarily due to higher loss rates in the construction portfolio. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(dollars in thousands)	March 31, 2022	December 31, 2021	$ Change
Nonperforming Loans (Excluding TDRs)
Commercial real estate	$24,821	$29,791	$(4,970)
Commercial and industrial	345	350	(5)
Commercial construction	384	384	—
Business banking	6,411	7,945	(1,534)
Consumer real estate	5,049	5,889	(840)
Other Consumer	125	158	(33)
Total Nonperforming Loans (Excluding TDRs)	37,135	44,517	(7,382)
Nonperforming Troubled Debt Restructurings
Commercial real estate	969	1,697	(728)
Commercial and industrial	10,225	14,889	(4,664)
Commercial construction	480	2,087	(1,607)
Business banking	1,586	1,696	(110)
Consumer real estate	2,129	1,405	724
Other Consumer	—	—	—
Total Nonperforming Troubled Debt Restructurings	15,389	21,774	(6,385)
Total Nonperforming Loans	52,524	66,291	(13,767)
OREO	7,028	13,313	(6,285)
Total Nonperforming Assets	$59,552	$79,604	$(20,052)
Asset Quality Ratios:
Nonperforming loans as a percent of total portfolio loans	0.75%	0.95%
Nonperforming assets as a percent of total portfolio loans plus OREO	0.85%	1.13%

Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past the contractual due date. Nonperforming loans decreased $13.8 million, or 20.8 percent, to $52.5 million at March 31, 2022 compared to $66.3 million at December 31, 2021. The significant decrease in nonperforming loans primarily related to the payoff of a $4.2 million C&I relationship and the return to performing status of three hotel loans totaling $4.6 million. The decrease in OREO during the first quarter of 2022 related to the sale of a property for $6.3 million.
Deposits

(dollars in thousands)	March 31, 2022	December 31, 2021	$ Change
Noninterest-bearing demand	$2,740,315	$2,748,586	$(8,271)
Interest-bearing demand	1,070,656	979,133	91,523
Money market	1,992,916	2,070,579	(77,663)
Savings	1,117,985	1,110,155	7,830
Certificates of deposit	1,038,586	1,088,071	(49,485)
Total Deposits	$7,960,458	$7,996,524	$(36,066)
Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits decreased $36.1 million, or 0.5%, with an improving mix to lower yielding deposit-products compared to December 31, 2021.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Borrowings

(dollars in thousands)	March 31, 2022	December 31, 2021	$ Change
Securities sold under repurchase agreements	$70,112	$84,491	$(14,379)
Long-term borrowings	22,171	22,430	(259)
Junior subordinated debt securities	54,408	54,393	15
Total Borrowings	$146,691	$161,314	$(14,623)

Borrowings are an additional source of funding for us. Total borrowings decreased $14.6 million compared to December 31, 2021 related to securities sold under repurchase agreements due to normal customer activity.
Information pertaining to short-term borrowings is summarized in the tables below for the three months ended March 31, 2022 and for the twelve months ended December 31, 2021.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	March 31, 2022	December 31, 2021
Balance at the period end	$70,112	$84,491
Average balance during the period	$81,790	$69,964
Average interest rate during the period	0.10%	0.11%
Maximum month-end balance during the period	$89,366	$84,491
Average interest rate at the period end	0.10%	0.10%

Information pertaining to long-term borrowings is summarized in the tables below for the three months ended March 31, 2022 and for the twelve months ended December 31, 2021.

	Long-Term Borrowings
(dollars in thousands)	March 31, 2022	December 31, 2021
Balance at the period end	$22,171	$22,430
Average balance during the period	$22,310	$22,995
Average interest rate during the period	1.95%	1.99%
Maximum month-end balance during the period	$22,344	$23,549
Average interest rate at the period end	1.94%	1.94%

	Junior Subordinated Debt Securities
(dollars in thousands)	March 31, 2022	December 31, 2021
Balance at the period end	$54,408	$54,393
Average balance during the period	$54,398	$61,653
Average interest rate during the period	2.95%	2.99%
Maximum month-end balance during the period	$54,408	$64,128
Average interest rate at the period end	3.26%	2.69%

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
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing and attract new deposits, mitigating any funding dependency on other more volatile sources. Refer to the "Financial Condition as of March 31, 2022-Deposits" section of this MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to S&T include borrowing availability at the Federal Home Loan Bank, or FHLB, of Pittsburgh, federal funds lines with other financial institutions, the brokered deposit market and borrowing availability through the Federal Reserve Borrower-In-Custody program.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate, and high. At March 31, 2022, we had $1.3 billion in highly liquid assets, which consisted of $750.9 million in interest-bearing deposits with banks, $585.4 million in unpledged securities, and $1.4 million in loans held for sale. This resulted in a highly liquid assets to total assets ratio of 14.2 percent at March 31, 2022. Also, at March 31, 2022, we had remaining borrowing availability of $2.6 billion with the FHLB of Pittsburgh. For more information regarding our outstanding borrowings refer to the "Financial Condition as of March 31, 2022- Borrowings" section of this MD&A for more details.
The following table summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	March 31, 2022		December 31, 2021
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$897,995	9.85%	$889,785	9.74%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	868,995	12.26%	860,785	12.03%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	897,995	12.67%	889,785	12.43%
Total capital to risk-weighted assets	8.00%	10.00%	1,004,902	14.18%	987,420	13.79%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$870,269	9.55%	$864,127	9.46%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	870,269	12.29%	864,127	12.09%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	870,269	12.29%	864,127	12.09%
Total capital to risk-weighted assets	8.00%	10.00%	977,177	13.79%	961,762	13.45%
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
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of March 31, 2022, we had not issued any securities pursuant to this shelf registration statement.

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
The table below reflects the rate shock analyses results for the 1-12 and 13-24 month periods of pretax net interest income and EVE.

	March 31, 2022			December 31, 2021
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	37.7	44.2	6.4	30.4	40.3	18.4
300	28.2	33.2	10.4	22.5	30.0	19.9
200	18.7	22.2	11.1	14.9	20.2	18.4
100	9.1	10.9	7.7	7.0	9.9	11.9
-100	(6.5)	(9.1)	(18.9)	(4.6)	(8.4)	(26.3)

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
Our rate shock analyses show an improvement in the percentage change in pretax net interest income in the rates up scenarios and a decline in the rates down scenarios when comparing March 31, 2022 to December 31, 2021. We have become more asset sensitive due to the discontinuation of our indexed money market deposit product. Our EVE analyses show a decline in the percentage change in EVE in the rates up scenarios and an improvement in the rates down scenario when comparing March 31, 2022 to December 31, 2021. The EVE decline is due to the impact of a steepened yield curve on the value of non-maturity deposits.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of March 31, 2022. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2022, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes to the risk factors that we have previously disclosed in Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022 other than the risks described below.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 1A. Risk Factors - continued
Russia’s invasion of Ukraine has created significant economic and financial disruptions and uncertainties, which could adversely affect our business, financial condition, and results of operations
In late February 2022, Russia launched a large-scale military attack on Ukraine. In response to the military action by Russia, government actions, including broad-ranging economic sanctions against Russia, have been taken by the United States, the United Kingdom, the European Union, and other countries. The U.S. and global markets are experiencing volatility and disruption following the start of this military conflict and imposition of sanctions, impacting the financial and commodities markets. The continued impact on financial markets, including the level and volatility of interest rates, could impact our earnings. Furthermore, continued increases in commodity prices contributing to higher inflation could negatively impact our customers and our earnings. Russian military actions and the resulting sanctions could further adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. In addition, Russia may take retaliatory actions and other counter measures including cyberattacks against the U.S., its government, infrastructure, and businesses, including S&T. Although the extent and duration of the military action or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations remains uncertain, these consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations, and the price of our common stock to be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table is a summary of our purchases of common stock during the first quarter of 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Approximate dollar value of shares that may yet be purchased under the plan
				$37,441,683
01/01/2022 - 01/31/2022	—	$—	—	37,441,683

02/01/2022 - 02/28/2022	—	—	—	37,441,683

03/01/2022 - 03/31/2022	—	—	—	37,441,683
Total	—	$—	—	$37,441,683
(1) On March 21, 2022, our Board of Directors authorized an extension of the $50 million share repurchase plan, which was set to expire March 31, 2022. This authorization extended the expiration date of the repurchase plan through March 31, 2023. The plan permits S&T to repurchase from time to time up to the previously authorized $50 million in aggregate value of shares of S&T's common stock, with $37.4 million of capacity remaining at March 31, 2022, through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and S&T's financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund repurchases from cash on hand and internally generated funds. Share repurchases will not occur unless permissible under applicable laws.

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

S&T Bancorp, Inc. (Registrant)

May 4, 2022	/s Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)