Form 10-Q
period 2022-06-30
S&T BANCORP INC
filed 2022-08-03
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Common Stock, $2.50 Par Value - 39,146,291 shares as of July 29, 2022

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $263,504 and $857,192 at June 30, 2022 and December 31, 2021	$344,694	$922,215
Securities, at fair value	1,068,576	910,793
Loans held for sale	1,311	1,522
Portfolio loans, net of unearned income	7,040,894	6,999,990
Allowance for credit losses	(98,095)	(98,576)
Portfolio loans, net	6,942,799	6,901,414
Bank owned life insurance	84,536	83,685
Premises and equipment, net	50,913	52,632
Federal Home Loan Bank and other restricted stock, at cost	7,949	9,519
Goodwill	373,424	373,424
Other intangible assets, net	6,120	6,895
Other assets	223,492	226,430
Total Assets	$9,103,814	$9,488,529
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,736,849	$2,748,586
Interest-bearing demand	880,432	979,133
Money market	1,888,506	2,070,579
Savings	1,125,344	1,110,155
Certificates of deposit	981,116	1,088,071
Total Deposits	7,612,247	7,996,524
Securities sold under repurchase agreements	39,259	84,491
Long-term borrowings	21,988	22,430
Junior subordinated debt securities	54,423	54,393
Other liabilities	197,539	124,237
Total Liabilities	7,925,456	8,282,075
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at June 30, 2022 and December 31, 2021 Outstanding—39,148,999 shares at June 30, 2022 and 39,351,194 shares at December 31, 2021	103,623	103,623
Additional paid-in capital	404,841	403,095
Retained earnings	809,644	773,659
Accumulated other comprehensive loss	(67,171)	(7,090)
Treasury stock — 2,300,445 shares at June 30, 2022 and 2,098,250 shares at December 31, 2021, at cost	(72,579)	(66,833)
Total Shareholders’ Equity	1,178,358	1,206,454
Total Liabilities and Shareholders’ Equity	$9,103,814	$9,488,529
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME
Loans, including fees	$71,018	$66,942	$135,611	$137,174
Investment Securities:
Taxable	5,995	3,793	10,931	7,356
Tax-exempt	484	690	966	1,503
Dividends	102	152	200	325
Total Interest and Dividend Income	77,599	71,577	147,708	146,358
INTEREST EXPENSE
Deposits	1,790	2,652	3,643	6,133
Borrowings and junior subordinated debt securities	615	621	1,138	1,263
Total Interest Expense	2,405	3,273	4,781	7,396
NET INTEREST INCOME	75,194	68,304	142,927	138,962
Provision for credit losses	3,204	2,561	2,692	5,699
Net Interest Income After Provision for Credit Losses	71,990	65,743	140,235	133,263
NONINTEREST INCOME
Net gain on sale of securities	—	29	—	29
Debit and credit card	4,756	4,744	9,819	8,906
Service charges on deposit accounts	4,181	3,642	8,155	7,116
Wealth management	3,247	3,167	6,489	6,111
Mortgage banking	466	1,734	1,481	6,044
Other	(20)	2,108	1,912	4,541
Total Noninterest Income	12,630	15,424	27,856	32,747
NONINTEREST EXPENSE
Salaries and employee benefits	24,811	24,515	48,523	47,842
Data processing and information technology	4,104	3,787	8,539	8,012
Occupancy	3,634	3,434	7,516	7,261
Furniture, equipment and software	2,939	2,402	5,716	5,042
Other taxes	1,682	1,832	3,219	3,268
Professional services and legal	2,380	1,637	4,329	3,168
Marketing	1,524	996	2,885	2,318
FDIC insurance	882	924	1,819	1,970
Other	6,468	6,302	13,292	12,614
Total Noninterest Expense	48,424	45,829	95,838	91,495
Income Before Taxes	36,196	35,338	72,253	74,515
Income tax expense	7,338	6,971	14,252	14,247
Net Income	$28,858	$28,367	$58,001	$60,268
Earnings per share—basic	$0.74	$0.73	$1.48	$1.54
Earnings per share—diluted	$0.74	$0.72	$1.48	$1.54
Dividends declared per share	$0.30	$0.28	$0.59	$0.56
Comprehensive Income (Loss)	$8,730	$30,911	$(2,080)	$54,902
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended June 30, 2021
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at March 31, 2021	$103,623	$401,353	$731,718	$1,061	$(69,477)	$1,168,278
Net income for the three months ended June 30, 2021	—	—	28,367	—	—	28,367
Other comprehensive income, net of tax	—	—	—	2,544	—	2,544
Cash dividends declared ($0.28 per share)	—	—	(10,989)	—	—	(10,989)
Treasury stock issued for restricted stock awards (98,519 shares)	—	—	(3,139)	—	3,139	—
Forfeitures of restricted stock awards (21,157 shares)	—	—	515	—	(682)	(167)
Recognition of restricted stock compensation expense	—	700	—	—	—	700
Balance at June 30, 2021	$103,623	$402,053	$746,472	$3,605	$(67,020)	$1,188,733
See Notes to Consolidated Financial Statements

	Three months ended June 30, 2022
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at March 31, 2022	$103,623	$403,841	$791,345	$(47,043)	$(66,816)	$1,184,950
Net income for the three months ended June 30, 2022	—	—	28,858	—	—	28,858
Other comprehensive loss, net of tax	—	—	—	(20,128)	—	(20,128)
Cash dividends declared ($0.30 per share)	—	—	(11,791)	—	—	(11,791)
Forfeitures of restricted stock awards (51,469 shares)	—	—	1,232	—	(1,610)	(378)
Repurchase of S&T Stock (151,220 shares)	—	—	—	—	(4,153)	(4,153)
Recognition of restricted stock compensation expense	—	1,000	—	—	—	1,000
Balance at June 30, 2022	$103,623	$404,841	$809,644	$(67,171)	$(72,579)	$1,178,358
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Six months ended June 30, 2021
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2021	$103,623	$400,668	$710,061	$8,971	$(68,612)	$1,154,711
Net income for the six months ended June 30, 2021	—	—	60,268	—	—	60,268
Other comprehensive loss, net of tax	—	—	—	(5,366)	—	(5,366)
Cash dividends declared ($0.56 per share)	—	—	(21,963)	—	—	(21,963)
Treasury stock issued for restricted stock awards (99,711 shares)	—	—	(3,177)	—	3,177	—
Forfeitures of restricted stock awards (51,999 shares)	—	—	1,283	—	(1,585)	(302)
Recognition of restricted stock compensation expense	—	1,385	—	—	—	1,385
Balance at June 30, 2021	$103,623	$402,053	$746,472	$3,605	$(67,020)	$1,188,733
See Notes to Consolidated Financial Statements

	Six months ended June 30, 2022
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2022	$103,623	$403,095	$773,659	$(7,090)	$(66,833)	$1,206,454
Net income for the six months ended June 30, 2022	—	—	58,001	—	—	58,001
Other comprehensive loss, net of tax	—	—	—	(60,081)	—	(60,081)
Cash dividends declared ($0.59 per share)	—	—	(23,175)	—	—	(23,175)
Treasury stock issued for restricted stock awards (4,250 shares)	—	—	(135)	—	135	—
Forfeitures of restricted stock awards (55,225 shares)	—	—	1,294	—	(1,728)	(434)
Repurchase of S&T Stock (151,220 shares)	—	—	—	—	(4,153)	(4,153)
Recognition of restricted stock compensation expense	—	1,746	—	—	—	1,746
Balance at June 30, 2022	$103,623	$404,841	$809,644	$(67,171)	$(72,579)	$1,178,358
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(dollars in thousands)	2022	2021
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$153,301	$128,043
INVESTING ACTIVITIES
Purchases of securities	(311,969)	(153,587)
Proceeds from maturities, prepayments and calls of securities	79,759	72,951
Proceeds from sales of securities	—	1,917
Proceeds from redemption of Federal Home Loan Bank stock	11,465	13,137
Purchases of Federal Home Loan Bank stock	(9,895)	(10,213)
Net (increase) decrease in loans	(45,440)	201,545
Proceeds from sale of portfolio loans	4,326	3,438
Purchases of premises and equipment	(1,556)	(1,926)
Proceeds from the sale of premises and equipment	131	74
Net Cash (Used in) Provided by Investing Activities	(273,179)	127,336
FINANCING ACTIVITIES
Net (decrease) increase in core deposits	(277,322)	712,568
Net decrease in certificates of deposit	(106,915)	(117,782)
Net (decrease) increase in securities sold under repurchase agreements	(45,232)	3,424
Net decrease in short-term borrowings	—	(75,000)
Repayments on long-term borrowings	(442)	(712)
Repurchase of shares for taxes on restricted stock	(434)	(302)
Cash dividends paid to common shareholders	(23,145)	(21,963)
Repurchase of common stock	(4,153)	—
Net Cash (Used in) Provided by Financing Activities	(457,643)	500,233
Net (decrease) increase in cash and cash equivalents	(577,521)	755,612
Cash and cash equivalents at beginning of period	922,215	229,666
Cash and Cash Equivalents at End of Period	$344,694	$985,278

Supplemental Disclosures
Loans transferred to held for sale	$—	$2,798
Cash paid for interest	$5,028	$9,114
Cash paid for income taxes, net of refunds	$12,225	$12,097
Transfers of loans to other real estate owned	$18	$90
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements of S&T have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or SEC, on February 28, 2022 (2021 Form 10-K). In the opinion of management, the accompanying interim financial information reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.
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
Accounting Policy for Derivative Instruments and Hedging Activities

During the six months ended June 30, 2022, we entered into interest rate swaps designated as cash flow hedges to hedge the variable cash flows associated with existing variable rate assets. We have updated our accounting policy for derivative instruments and hedging activities to include hedge accounting.
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
Refer to our 2021 Form 10-K for a discussion of our complete Accounting Policy for Derivative Instruments and Hedging Activities.

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
Accounting Standards Issued But Not Yet Adopted
Financial Instruments Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures
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
The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, and interim periods therein. Early adoption is permitted, however, we have not elected to do so. We are currently evaluating the impact of this ASU which will require new disclosures, but we do not expect it to have a material impact on our consolidated financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 2. EARNINGS PER SHARE
Diluted earnings per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted earnings per share. The two-class method was used to determine earnings per share for the three and six months ended June 30, 2022 and 2021. The following table reconciles the numerators and denominators of basic and diluted earnings per share calculations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Numerator for Earnings per Share—Basic and Diluted:
Net income	$28,858	$28,367	$58,001	$60,268
Less: Income allocated to participating shares	74	141	185	283
Net Income Allocated to Shareholders	$28,784	$28,226	$57,816	$59,985
Denominator for Earnings per Share - Basic and Diluted:
Weighted Average Shares Outstanding—Basic	39,083,429	39,048,971	39,077,305	39,039,007
Add: Average participating shares outstanding	16,202	—	18,411	—
Denominator for Two-Class Method—Diluted	39,099,631	39,048,971	39,095,716	39,039,007

Earnings per share—basic	$0.74	$0.73	$1.48	$1.54
Earnings per share—diluted	$0.74	$0.72	$1.48	$1.54
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	1,500	25	94	424

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS - continued
There have been no changes in our valuation methodologies during the three and six months ended June 30, 2022. Refer to Note 1 of the Notes to Consolidated Financial Statements in our 2021 Form 10-K for more information on the valuation methodologies that we use for financial instruments recorded at fair value on a recurring or nonrecurring basis.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	June 30, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$136,282	$—	$—	$136,282
Obligations of U.S. government corporations and agencies	—	52,815	—	52,815
Collateralized mortgage obligations of U.S. government corporations and agencies	—	427,635	—	427,635
Residential mortgage-backed securities of U.S. government corporations and agencies	—	46,416	—	46,416
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	333,994	—	333,994
Corporate obligations	—	500	—	500
Obligations of states and political subdivisions	—	69,850	—	69,850
Total Available-for-sale Debt Securities	136,282	931,210	—	1,067,492
Marketable equity securities	1,015	69	—	1,084
Total Securities	137,297	931,279	—	1,068,576
Securities held in a deferred compensation plan	7,678	—	—	7,678
Derivative financial assets:
Interest rate swaps - commercial loans	—	51,097	—	51,097
Interest rate lock commitments	—	—	56	56
Interest rate swaps - cash flow hedge	—	368	—	368
Total Assets	$144,975	$982,744	$56	$1,127,775
LIABILITIES
Derivative financial liabilities:
Interest rate swaps - commercial loans	$—	$51,193	$—	$51,193
Forward sale contracts - mortgage loans	—	—	2	2
Interest rate swaps - cash flow hedge	—	5,946	—	5,946
Total Liabilities	$—	$57,139	$2	$57,141

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
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our consolidated financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either June 30, 2022 or December 31, 2021.
Level 3 assets measured at fair value on a nonrecurring basis and the significant unobservable inputs used in the fair value measurements as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
(dollars in thousands)
Loans individually evaluated	$6	Collateral method	Appraisal adjustment	10%	10.00%
Total Assets	$6
(1) Weighted averages for loans individually evaluated were weighted by loan amounts.

	December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average (1) (2)
(dollars in thousands)
Loans individually evaluated	$7,268	Collateral method	Appraisal adjustment	0%	-	20%	4.48%
Other real estate owned	1,011	Collateral method	Appraisal adjustment	2.53%			2.53%
Total Assets	$8,279
(1) Weighted averages for loans individually evaluated were weighted by loan amounts. (2) Weighted averages for other real estate owned were weighted by OREO balances.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS - continued

The following tables present the carrying values and fair values of our financial instruments at the dates presented:

	Carrying Value(1)	Fair Value Measurements at June 30, 2022
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$344,694	$344,694	$344,694	$—	$—
Securities	1,068,576	1,068,576	137,297	931,279	—
Loans held for sale	1,311	1,326	—	—	1,326
Portfolio loans, net	6,942,799	6,784,189	—	—	6,784,189
Securities held in a deferred compensation plan	7,678	7,678	7,678	—	—
Mortgage servicing rights	7,575	9,996	—	—	9,996
Interest rate swaps - commercial loans	51,097	51,097	—	51,097	—
Interest rate swaps - cash flow hedge	368	368	—	368	—
Interest rate lock commitments	56	56	—	—	56
LIABILITIES
Deposits	$7,612,247	$7,591,465	$6,631,131	$960,334	$—
Collateral payable	52,709	52,709	52,709	—	—
Securities sold under repurchase agreements	39,259	39,259	39,259	—	—
Short-term borrowings	—	—	—	—	—
Long-term borrowings	21,988	21,634	4,196	17,438	—
Junior subordinated debt securities	54,423	54,423	54,423	—	—
Interest rate swaps - commercial loans	51,193	51,193	—	51,193	—
Interest rate swaps - cash flow hedge	5,946	5,946	—	5,946	—
Forward sale contracts - mortgage loans	2	2	—	—	2
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2021
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$922,215	$922,215	$922,215	$—	$—
Securities	910,793	910,793	96,388	814,405	—
Loans held for sale	1,522	1,522	—	—	1,522
Portfolio loans, net	6,901,414	6,815,468	—	—	6,815,468
Collateral receivable	37,363	37,363	37,363	—	—
Securities held in a deferred compensation plan	10,230	10,230	10,230	—	—
Mortgage servicing rights	7,677	7,677	—	—	7,677
Interest rate swaps	33,528	33,528	—	33,528	—
Interest rate lock commitments	401	401	—	—	401
Forward sale contracts	4	4	—	—	4
LIABILITIES
Deposits	$7,996,524	$7,992,942	$6,908,453	$1,084,489	$—
Securities sold under repurchase agreements	84,491	84,491	84,491	—	—
Short-term borrowings	—	—	—	—	—
Long-term borrowings	22,430	22,678	4,300	18,378	—
Junior subordinated debt securities	54,393	54,393	54,393	—	—
Interest rate swaps - commercial loans	33,631	33,631	—	33,631	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 4. SECURITIES
The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	June 30, 2022	December 31, 2021
Available-for-sale debt securities	$1,067,492	$909,651
Marketable equity securities	1,084	1,142
Total Securities	$1,068,576	$910,793
Available-for-Sale Debt Securities
The following tables present the amortized cost and fair value of available-for-sale debt securities as of the dates presented:

	June 30, 2022				December 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$145,820	$155	$(9,693)	$136,282	$95,954	$115	$(742)	$95,327
Obligations of U.S. government corporations and agencies	53,542	7	(734)	52,815	68,599	1,749	—	70,348
Collateralized mortgage obligations of U.S. government corporations and agencies	456,889	312	(29,566)	427,635	270,696	2,408	(2,810)	270,294
Residential mortgage-backed securities of U.S. government corporations and agencies	52,289	19	(5,892)	46,416	57,029	392	(628)	56,793
Commercial mortgage-backed securities of U.S. government corporations and agencies	350,432	263	(16,701)	333,994	336,918	5,969	(1,587)	341,300
Corporate obligations	500	—	—	500	500	—	—	500
Obligations of states and political subdivisions	69,874	455	(479)	69,850	70,539	4,550	—	75,089
Total Available-for-Sale Debt Securities (1)	$1,129,346	$1,211	$(63,065)	$1,067,492	$900,235	$15,183	$(5,767)	$909,651
(1) Excludes interest receivable of $3.7 million at June 30, 2022 and $3.3 million at December 31, 2021. Interest receivable is included in other assets in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES – continued
The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category as of the dates presented:

	June 30, 2022
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	12	$116,707	$(9,693)	—	$—	$—	12	$116,707	$(9,693)
Obligations of U.S. government corporations and agencies	7	47,817	(734)	—	—	—	7	47,817	(734)
Collateralized mortgage obligations of U.S. government corporations and agencies	48	352,393	(24,035)	4	34,282	(5,531)	52	386,675	(29,566)
Residential mortgage-backed securities of U.S. government corporations and agencies	12	9,479	(527)	2	36,366	(5,365)	14	45,845	(5,892)
Commercial mortgage-backed securities of U.S. government corporations and agencies	36	323,896	(16,701)	—	—	—	36	323,896	(16,701)
Corporate obligations	1	500	—	—	—	—	1	500	—
Obligations of states and political subdivisions	2	20,198	(479)	—	—	—	2	20,198	(479)
Total	118	$870,990	$(52,169)	6	$70,648	$(10,896)	124	$941,638	$(63,065)

	December 31, 2021
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	8	$85,221	$(742)	—	$—	$—	8	$85,221	$(742)
Obligations of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations of U.S. government corporations and agencies	12	141,204	(2,436)	1	8,933	(374)	13	150,137	(2,810)
Residential mortgage-backed securities of U.S. government corporations and agencies	3	46,042	(628)	—	—	—	3	46,042	(628)
Commercial mortgage-backed securities of U.S. government corporations and agencies	7	100,032	(1,587)	—	—	—	7	100,032	(1,587)
Corporate obligations	—	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total	30	$372,499	$(5,393)	1	$8,933	$(374)	31	$381,432	$(5,767)
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit losses or other factors. There were 124 debt securities in an unrealized loss position at June 30, 2022 and 31 debt securities in an unrealized loss position at December 31, 2021. We do not intend to sell and it is more likely than not that we will not be required to sell the securities in an unrealized loss position before recovery of their amortized cost. The unrealized losses on the debt securities were attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES – continued
The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated other comprehensive income (loss), for the periods presented:

	June 30, 2022			December 31, 2021
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
Total unrealized gains (losses) on available-for-sale debt securities	$1,211	$(63,065)	$(61,854)	$15,183	$(5,767)	$9,416
Income tax (expense) benefit	(259)	13,474	13,215	(3,215)	1,221	(1,994)
Net Unrealized Gains (Losses), Net of Tax Included in Accumulated Other Comprehensive Income (Loss)	$952	$(49,591)	$(48,639)	$11,968	$(4,546)	$7,422
The amortized cost and fair value of available-for-sale debt securities at June 30, 2022 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2022
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$35,648	$35,760
Due after one year through five years	117,273	113,923
Due after five years through ten years	104,696	97,991
Due after ten years	11,619	11,273
Available-for-Sale Debt Securities With Fixed Maturities	269,236	258,947
Debt Securities without a single maturity date
Collateralized mortgage obligations of U.S. government corporations and agencies	456,889	427,635
Residential mortgage-backed securities of U.S. government corporations and agencies	52,289	46,416
Commercial mortgage-backed securities of U.S. government corporations and agencies	350,432	333,994
Corporate obligations	500	500
Total Available-for-Sale Debt Securities	$1,129,346	$1,067,492
Debt securities are pledged in order to meet various regulatory and legal requirements. Restricted pledged securities had a carrying value of $19.4 million at June 30, 2022 and $23.9 million at December 31, 2021. Unrestricted pledged securities had a carrying value of $321.2 million at June 30, 2022 and $443.0 million at December 31, 2021.
Marketable Equity Securities
The following table presents realized and unrealized net gains and losses for our marketable equity securities for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Marketable Equity Securities
Net market gains (losses) recognized	$(53)	$28	$(58)	$143
Less: Net gains recognized for equity securities sold	—	3	—	29
Unrealized Gains (Losses) on Equity Securities Still Held	$(53)	$25	$(58)	$114
Total unrealized gains and losses on marketable equity securities recognized during the current period are included in other noninterest income on the Condensed Consolidated Statements of Comprehensive Income (Loss).

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE
Loans are presented net of unearned income of $8.5 million at June 30, 2022 and $14.1 million at December 31, 2021 and net of a discount related to purchase accounting fair value adjustments of $5.3 million at June 30, 2022 and $6.7 million at December 31, 2021. The following table summarizes the composition of originated and acquired loans as of the dates presented:

(dollars in thousands)	June 30, 2022	December 31, 2021
Commercial
Commercial real estate	$3,191,670	$3,236,653
Commercial and industrial	1,695,031	1,728,969
Commercial construction	410,425	440,962
Total Commercial Loans	5,297,126	5,406,584
Consumer
Consumer real estate	1,623,830	1,485,478
Other consumer	119,938	107,928
Total Consumer Loans	1,743,768	1,593,406
Total Portfolio Loans	7,040,894	6,999,990
Loans held for sale	1,311	1,522
Total Loans (1)	$7,042,205	$7,001,512
(1) Excludes interest receivable of $19.9 million at June 30, 2022 compared to $18.7 million at December 31, 2021. Interest receivable is included in other assets in the Consolidated Balance Sheets.
Commercial and industrial loans, or C&I, included $11.7 million of loans originated under the Paycheck Protection Program, or PPP, at June 30, 2022 compared to $88.3 million at December 31, 2021. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act was signed into law. The CARES Act included the PPP, a program designed to aid small and medium sized businesses through federally guaranteed loans distributed through banks. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. The loans are 100 percent guaranteed by the Small Business Administration, or SBA.
Our business banking segment was $1.2 billion at June 30, 2022 compared to $1.1 billion at December 31, 2021. Business banking consists of commercial purpose loans made to small businesses that are standard, non-complex products evaluated through a streamlined credit approval process that has been designed to maximize efficiency while maintaining high credit quality standards that meet small business market customers’ needs. Business banking consisted of $565.7 million of commercial real estate loans, $217.9 million of C&I loans of which $11.7 million are PPP loans, $15.1 million of commercial construction loans and $364.6 million of loans secured by consumer real estate at June 30, 2022. At December 31, 2021 business banking consisted of $546.1 million of commercial real estate loans, $215.4 million of C&I loans of which $39.7 million are PPP loans, $16.2 million of commercial construction loans and $357.9 million of loans secured by consumer real estate.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments to determine if additional ACL is needed. Total commercial loans represented 75.2 percent of total portfolio loans at June 30, 2022 compared to 77.2 percent at December 31, 2021. Within our commercial portfolio, the CRE and commercial construction portfolios combined comprised $3.6 billion, or 68.0 percent, of total commercial loans and 51.2 percent of total portfolio loans at June 30, 2022 and $3.7 billion, or 68.0 percent, of total commercial loans and 52.5 percent of total portfolio loans at December 31, 2021.
We lend primarily in Pennsylvania and the contiguous states of Ohio, New York, West Virginia and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this geography, resulting in a concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data and information supplied by our customers. We also use subscription services for additional geographic and industry specific information. Our CRE and commercial construction portfolios have exposure outside of this geography of 6.4 percent of the combined portfolios and 3.3 percent of total portfolio loans at June 30, 2022. This compares to 5.7 percent of the combined portfolios and 3.0 percent of total portfolio loans at December 31, 2021.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued
We evaluate all substandard commercial, consumer and residential mortgage loans that have experienced a forbearance or change in terms to modify their existing loan to determine if they should be designated as troubled debt restructurings, or TDRs.
TDRs can be returned to accruing status if the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring.
The following tables summarize TDRs as of the dates presented:

	June 30, 2022			December 31, 2021
(dollars in thousands)	Accruing TDRs	Nonaccruing TDRs	Total TDRs	Accruing TDRs	Nonaccruing TDRs	Total TDRs
Commercial real estate	$—	$16	$16	$—	$1,697	$1,697
Commercial and industrial	690	—	690	748	14,889	15,637
Commercial construction	1,694	480	2,174	2,190	2,087	4,277
Business banking	680	1,325	2,005	858	1,696	2,554
Consumer real estate	6,269	2,189	8,458	6,122	1,405	7,527
Other consumer	5	—	5	3	—	3
Total	$9,338	$4,010	$13,348	$9,921	$21,774	$31,695

During the three months ended June 30, 2022, there were no TDRs that returned to accruing status compared to four TDRs totaling $0.5 million during the three months ended June 30, 2021. During the six months ended June 30, 2022, there were no TDRs that returned to accruing status compared to five TDRs totaling $0.5 million during the six months ended June 30, 2021.
The following tables present the TDRs by portfolio segment and type of concession for the periods presented:

	Three Months Ended June 30, 2022
	Number of Contracts	Type of Modification					Total Post-Modification Outstanding Recorded Investment(2)	Total Pre-Modification Outstanding Recorded Investment(2)
(dollars in thousands)		Bankruptcy(1)	Other	Extend Maturity	Modify Rate	Modify Payments
Commercial real estate	—	$—	$—	$—	$—	$—	$—	$—
Commercial industrial	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Business banking	—	—	—	—	—	—	—	—
Consumer real estate	8	286	—	139	—	—	425	429
Other consumer	1	2	—	—	—	—	2	3
Total	9	$288	$—	$139	$—	$—	$427	$432
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

	Six Months Ended June 30, 2022
	Number of Contracts	Type of Modification					Total Post-Modification Outstanding Recorded Investment(2)	Total Pre-Modification Outstanding Recorded Investment(2)
(dollars in thousands)		Bankruptcy(1)	Other	Extend Maturity	Modify Rate	Modify Payments
Commercial real estate	—	$—	$—	$—	$—	$—	$—	$—
Commercial industrial	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Business banking	—	—	—	—	—	—	—	—
Consumer real estate	15	1,043	—	884	—	—	1,927	2,357
Other consumer	1	3	—	—	—	—	3	3
Total	16	$1,046	$—	$884	$—	$—	$1,930	$2,360
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

As of June 30, 2022, we had 13 commitments to lend an additional $0.3 million on TDRs compared to 14 commitments to lend an additional $0.7 million as of June 30, 2021. Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place that were restructured within the last 12 months prior to defaulting. There were no TDRs that defaulted during the three months ended June 30,2022 and one TDR for $0.1 million that defaulted during the six months ended June 30, 2022 and no TDRs that defaulted during the three and six months ended June 30, 2021.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	June 30, 2022	December 31, 2021
Nonperforming Assets
Nonaccrual loans	$27,765	$44,517
Nonaccrual TDRs	4,010	21,774
Total Nonaccrual Loans	31,775	66,291
OREO	7,046	13,313
Total Nonperforming Assets	$38,821	$79,604

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
Other Consumer—Loans made to individuals that may be secured by assets other than 1-4 family residences, as well as unsecured loans. This segment includes auto loans and unsecured loans and lines of credit. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values.

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued
The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the dates presented:

	June 30, 2022
	Risk Rating
(dollars in thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Pass	$179,496	$359,214	$296,299	$432,058	$284,614	$804,236	$22,509	$—	$2,378,426
Special mention	—	—	—	8,569	7,391	116,973	—	—	132,933
Substandard	—	3,240	1,331	13,771	15,984	80,309	—	—	114,635
Doubtful	—	—	—	—	—	10	—	—	10
Total Commercial Real Estate	179,496	362,454	297,630	454,398	307,989	1,001,528	22,509	—	2,626,004
Commercial and Industrial
Pass	100,561	340,453	101,459	81,813	70,673	145,354	589,993	—	1,430,306
Special mention	—	42	—	3,898	2,185	215	7,721	—	14,061
Substandard	—	—	—	14,057	1,286	2,120	17,756	—	35,219
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial	100,561	340,495	101,459	99,768	74,144	147,689	615,470	—	1,479,586
Commercial Construction
Pass	56,592	153,742	63,832	58,690	4,656	3,222	26,591	—	367,325
Special mention	—	—	—	19,077	—	4,389	—	—	23,466
Substandard	—	—	2,142	480	4	1,918	—	—	4,544
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	56,592	153,742	65,974	78,247	4,660	9,529	26,591	—	395,335
Business Banking
Pass	142,538	248,994	96,053	121,959	91,817	311,935	108,301	538	1,122,135
Special mention	—	92	250	2,904	2,972	5,144	179	110	11,651
Substandard	—	—	2,836	2,194	3,097	18,131	152	594	27,004
Doubtful	—	—	—	—	—	—	—	—	—
Total Business Banking	142,538	249,086	99,139	127,057	97,886	335,210	108,632	1,242	1,160,790
Consumer Real Estate
Pass	146,031	148,128	96,856	78,335	32,192	207,827	510,231	21,874	1,241,474
Special mention	—	—	—	—	—	910	—	—	910
Substandard	39	80	138	285	1,364	11,077	942	2,943	16,868
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	146,070	148,208	96,994	78,620	33,556	219,814	511,173	24,817	1,259,252
Other Consumer
Pass	12,242	13,787	7,201	4,948	1,898	1,051	77,282	1,489	119,898
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	12	4	—	2	1	—	10	29
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	12,242	13,799	7,205	4,948	1,900	1,052	77,282	1,499	119,927
Pass	637,460	1,264,318	661,700	777,803	485,850	1,473,625	1,334,907	23,901	6,659,564
Special mention	—	134	250	34,448	12,548	127,631	7,900	110	183,021
Substandard	39	3,332	6,451	30,787	21,737	113,556	18,850	3,547	198,299
Doubtful	—	—	—	—	—	10	—	—	10
Total Loan Balance	$637,499	$1,267,784	$668,401	$843,038	$520,135	$1,714,822	$1,361,657	$27,558	$7,040,894

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued

	December 31, 2021
	Risk Rating
(dollars in thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Pass	$385,347	$316,003	$412,191	$314,303	$213,019	$698,992	$35,448	$—	$2,375,303
Special mention	—	—	37,786	6,401	40,445	75,938	—	—	160,570
Substandard	—	1,356	18,743	14,039	12,555	106,461	1,500	—	154,654
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate	385,347	317,359	468,720	334,743	266,019	881,391	36,948	—	2,690,528
Commercial and Industrial
Pass	437,483	126,371	115,359	83,030	37,176	132,182	536,554	—	1,468,155
Special mention	46	—	3,060	2,546	72	832	8,887	—	15,443
Substandard	—	—	14,221	1,336	4,174	3,456	4,961	—	28,148
Doubtful	—	—	1,777	—	—	—	—	—	1,777
Total Commercial and Industrial	437,529	126,371	134,417	86,912	41,422	136,470	550,402	—	1,513,523
Commercial Construction
Pass	142,321	108,405	111,512	16,838	989	3,539	30,036	—	413,640
Special mention	—	—	—	—	—	4,458	—	—	4,458
Substandard	—	2,157	2,020	—	—	2,480	—	—	6,657
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	142,321	110,562	113,532	16,838	989	10,477	30,036	—	424,755
Business Banking
Pass	257,264	107,791	141,411	110,586	79,187	293,215	107,093	443	1,096,990
Special mention	104	151	1,986	1,365	1,057	5,929	160	111	10,863
Substandard	41	106	1,579	3,277	1,645	19,591	977	625	27,841
Doubtful	—	—	—	—	—	—	—	—	—
Total Business Banking	257,409	108,048	144,976	115,228	81,889	318,735	108,230	1,179	1,135,693
Consumer Real Estate
Pass	137,465	100,995	91,981	48,531	39,029	231,861	442,530	23,391	1,115,783
Special mention	—	—	—	—	—	937	—	—	937
Substandard	—	—	184	1,625	1,355	5,664	876	1,161	10,865
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	137,465	100,995	92,165	50,156	40,384	238,462	443,406	24,552	1,127,585
Other Consumer
Pass	19,976	9,396	7,120	2,878	613	2,037	57,702	1,130	100,852
Special mention	—	—	—	—	—	—	—	—	—
Substandard	83	52	141	215	408	4,407	201	1,547	7,054
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	20,059	9,448	7,261	3,093	1,021	6,444	57,903	2,677	107,906
Pass	1,379,856	768,961	879,574	576,166	370,013	1,361,826	1,209,363	24,964	6,570,723
Special Mention	150	151	42,832	10,312	41,574	88,094	9,047	111	192,271
Substandard	124	3,671	36,888	20,492	20,137	142,059	8,515	3,333	235,219
Doubtful	—	—	1,777	—	—	—	—	—	1,777
Total Loan Balance	$1,380,130	$772,783	$961,071	$606,970	$431,724	$1,591,979	$1,226,925	$28,408	$6,999,990

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued
We monitor the delinquent status of the commercial and consumer portfolios on a monthly basis. Loans are considered nonperforming and placed on nonaccrual when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.
The following tables present loan balances by year of origination and performing and nonperforming status for our portfolio segments as of the dates presented:

	June 30, 2022
(dollars in thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Performing	$179,496	$362,454	$297,630	$451,998	$307,380	$989,515	$22,509	$—	$2,610,982
Nonperforming	—	—	—	2,400	609	12,013	—	—	15,022
Total Commercial Real Estate	179,496	362,454	297,630	454,398	307,989	1,001,528	22,509	—	2,626,004
Commercial and Industrial
Performing	100,561	340,495	101,459	99,768	74,087	147,634	615,240	—	1,479,244
Nonperforming	—	—	—	—	57	55	230	—	342
Total Commercial and Industrial	100,561	340,495	101,459	99,768	74,144	147,689	615,470	—	1,479,586
Commercial Construction
Performing	56,592	153,742	65,974	77,767	4,660	9,145	26,591	—	394,471
Nonperforming	—	—	—	480	—	384	—	—	864
Total Commercial Construction	56,592	153,742	65,974	78,247	4,660	9,529	26,591	—	395,335
Business Banking
Performing	142,538	249,086	99,139	126,702	96,028	329,746	108,530	1,114	1,152,883
Nonperforming	—	—	—	355	1,858	5,464	102	128	7,907
Total Business Banking	142,538	249,086	99,139	127,057	97,886	335,210	108,632	1,242	1,160,790
Consumer Real Estate
Performing	146,070	148,208	96,073	78,369	33,317	214,842	511,065	23,924	1,251,868
Nonperforming	—	—	921	251	239	4,972	108	893	7,384
Total Consumer Real Estate	146,070	148,208	96,994	78,620	33,556	219,814	511,173	24,817	1,259,252
Other Consumer
Performing	12,242	13,799	7,080	4,948	1,900	921	77,282	1,499	119,671
Nonperforming	—	—	125	—	—	131	—	—	256
Total Other Consumer	12,242	13,799	7,205	4,948	1,900	1,052	77,282	1,499	119,927
Performing	637,499	1,267,784	667,355	839,552	517,372	1,691,803	1,361,217	26,537	7,009,119
Nonperforming	—	—	1,046	3,486	2,763	23,019	440	1,021	31,775
Total Loan Balance	$637,499	$1,267,784	$668,401	$843,038	$520,135	$1,714,822	$1,361,657	$27,558	$7,040,894

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued

	December 31, 2021
(dollars in thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Performing	$385,347	$317,359	$461,613	$332,482	$259,723	$865,567	$36,948	$—	$2,659,039
Nonperforming	—		7,107	2,261	6,296	15,824	—	—	31,488
Total Commercial Real Estate	385,347	317,359	468,720	334,743	266,019	881,391	36,948	—	2,690,528
Commercial and Industrial
Performing	437,529	126,371	123,944	86,852	38,540	136,427	548,622	—	1,498,285
Nonperforming	—	—	10,473	60	2,882	43	1,780	—	15,239
Total Commercial and Industrial	437,529	126,371	134,417	86,912	41,422	136,470	550,402	—	1,513,523
Commercial Construction
Performing	142,321	110,562	111,445	16,838	989	10,093	30,036	—	422,284
Nonperforming	—	—	2,087	—	—	384	—	—	2,471
Total Commercial Construction	142,321	110,562	113,532	16,838	989	10,477	30,036	—	424,755
Business Banking
Performing	257,368	107,984	144,689	113,820	81,195	311,673	108,202	1,122	1,126,052
Nonperforming	41	64	287	1,408	694	7,062	28	57	9,641
Total Business Banking	257,409	108,048	144,976	115,228	81,889	318,735	108,230	1,179	1,135,693
Consumer Real Estate
Performing	137,465	100,253	91,689	49,853	39,657	234,297	443,238	23,839	1,120,291
Nonperforming	—	742	476	303	727	4,165	168	713	7,294
Total Consumer Real Estate	137,465	100,995	92,165	50,156	40,384	238,462	443,406	24,552	1,127,585
Other Consumer
Performing	20,059	9,290	7,261	3,093	1,021	6,444	57,903	2,677	107,748
Nonperforming	—	158	—	—	—	—	—	—	158
Total Other Consumer	20,059	9,448	7,261	3,093	1,021	6,444	57,903	2,677	107,906
Performing	1,380,089	771,819	940,641	602,938	421,125	1,564,501	1,224,949	27,638	6,933,699
Nonperforming	41	964	20,430	4,032	10,599	27,478	1,976	770	66,291
Total Loan Balance	$1,380,130	$772,783	$961,071	$606,970	$431,724	$1,591,979	$1,226,925	$28,408	$6,999,990
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	June 30, 2022
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,610,642	$—	$340	$15,022	$15,362	$2,626,004
Commercial and industrial	1,478,546	698	—	342	1,040	1,479,586
Commercial construction	394,471	—	—	864	864	395,335
Business banking	1,150,781	674	1,428	7,907	10,009	1,160,790
Consumer real estate	1,250,221	1,050	597	7,384	9,031	1,259,252
Other consumer	119,370	225	76	256	557	119,927
Total	$7,004,031	$2,647	$2,441	$31,775	$36,863	$7,040,894

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued

	December 31, 2021
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,659,040	$—	$—	$31,488	$31,488	$2,690,528
Commercial and industrial	1,497,755	529	—	15,239	15,768	1,513,523
Commercial construction	421,834	450	—	2,471	2,921	424,755
Business banking	1,124,748	813	491	9,641	10,945	1,135,693
Consumer real estate	1,117,074	1,087	2,130	7,294	10,511	1,127,585
Other consumer	107,492	206	50	158	414	107,906
Total(1)	$6,927,943	$3,085	$2,671	$66,291	$72,047	$6,999,990
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

The following tables present loans on nonaccrual status by class of loan for the year-to-date periods presented:

	June 30, 2022
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$31,488	$15,022	$11,974	$557
Commercial and industrial	15,239	342	—	84
Commercial construction	2,471	864	480	—
Business banking	9,641	7,907	1,326	136
Consumer real estate	7,294	7,384	—	132
Other consumer	158	256	—	—
Total	$66,291	$31,775	$13,780	$909
(1) Represents only cash payments received and applied to interest on nonaccrual loans for the six months ended June 30, 2022.

	December 31, 2021
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$101,070	$31,488	$28,046	$158
Commercial and industrial	16,985	15,239	5,707	74
Commercial construction	384	2,471	2,020	(28)
Business banking	17,122	9,641	1,696	427
Consumer real estate	11,117	7,294	—	496
Other consumer	96	158	—	1
Total	$146,774	$66,291	$37,469	$1,128
(1) Represents only cash payments received and applied to interest on nonaccrual loans for the twelve months ended December 31, 2021.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued

The following tables present collateral-dependent loans by class of loans as of the dates presented:

	June 30, 2022
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets	Investment/Cash	Other
Commercial real estate	$11,974	$—	$16	$—
Commercial and industrial	—	690	—	—
Commercial construction	1,695	—	480	—
Business banking	795	1,210	—	—
Consumer real estate	598	—	—	—
Total	$15,062	$1,900	$496	$—

	December 31, 2021
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets	Investment/Cash	Other
Commercial real estate	$28,046	$—	$—	$—
Commercial and industrial	259	4,905	—	10,473
Commercial construction	4,210	—	—	—
Business banking	910	1,636	—	—
Consumer real estate	1,031	—	—	—
Total	$34,456	$6,541	$—	$10,473
The following tables present activity in the ACL for the periods presented:

	Three Months Ended June 30, 2022
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$48,903	$22,237	$5,329	$11,497	$9,118	$2,831	$99,915
Provision for credit losses on loans(1)	(3,678)	948	1,254	1,668	582	418	1,192
Charge-offs	(199)	(5,797)	—	(1,141)	(60)	(481)	(7,678)
Recoveries	288	4,138	—	133	33	74	4,666
Net Recoveries/(Charge-offs)	89	(1,659)	—	(1,008)	(27)	(407)	(3,012)
Balance at End of Period	$45,314	$21,526	$6,583	$12,157	$9,673	$2,842	$98,095
(1) Excludes the provision for credits losses for unfunded commitments.

	Three Months Ended June 30, 2021
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$66,842	$14,663	$6,329	$15,680	$8,981	$2,606	$115,101
Provision for credit losses on loans(1)	2,937	225	(426)	(560)	(410)	243	2,008
Charge-offs	(7,558)	(473)	—	(410)	(76)	(221)	(8,737)
Recoveries	965	11	2	47	152	88	1,264
Net (Charge-offs)/Recoveries	(6,594)	(462)	2	(363)	76	(132)	(7,473)
Balance at End of Period	$63,186	$14,426	$5,905	$14,756	$8,647	$2,717	$109,636
(1) Excludes the provision for credit losses for unfunded commitments.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 6. ALLOWANCE FOR CREDIT LOSSES – continued

	Six Months Ended June 30, 2022
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$50,700	$19,727	$5,355	$11,338	$8,733	$2,723	$98,576
Provision for credit losses on loans(1)	(5,475)	768	1,227	2,207	1,010	758	495
Charge-offs	(199)	(5,798)	—	(1,746)	(138)	(780)	(8,661)
Recoveries	288	6,829	1	358	68	141	7,685
Net (Charge-offs)/Recoveries	89	1,031	1	(1,388)	(70)	(639)	(976)
Balance at End of Period	$45,314	$21,526	$6,583	$12,157	$9,673	$2,842	$98,095
(1) Excludes the provision for credits losses for unfunded commitments.

	Six Months Ended June 30, 2021
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking(1)	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$65,656	$16,100	$7,239	$15,917	$10,014	$2,686	$117,612
Provision for credit losses on loans(1)	4,933	2,953	(1,337)	(46)	(1,254)	61	5,308
Charge-offs	(8,369)	(4,774)	—	(1,327)	(347)	(453)	(15,270)
Recoveries	965	148	3	213	234	423	1,985
Net (Charge-offs)/Recoveries	(7,403)	(4,627)	3	(1,115)	(113)	(30)	(13,285)
Balance at End of Period	$63,186	$14,426	$5,905	$14,756	$8,647	$2,717	$109,636
(1) Excludes the provision for credits losses for unfunded commitments.
The C&I portfolio included $11.7 million of loans originated under the PPP program at June 30, 2022 compared to $336.1 million for the same period in 2021. The PPP loans are 100 percent guaranteed by the SBA, therefore, we have not assigned any ACL.
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
For designated derivatives that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are received on variable rate assets. During the next twelve months, we estimate that an additional $2.3 million will be reclassified as a decrease to interest income.

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
The following table indicates the amounts representing the value of derivative assets and derivative liabilities for the dates presented:

	Derivative Assets (Included in Other Assets)				Derivative Liabilities (Included in Other Liabilities)
	June 30, 2022		December 31, 2021		June 30, 2022		December 31, 2021
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts - cash flow hedge (1)	$50,000	$368		$—	$250,000	$5,946		$—
Total Derivatives Designated as Hedging Instruments		$368		$—		$5,946		$—

Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	$1,039,932	$51,097	$1,017,178	$33,528	$1,039,932	$51,193	$1,017,178	$33,361
Interest rate lock commitments - mortgage loans	2,062	56	12,148	401	—	—	—	—
Forward sales contracts - mortgage loans	—	—	8,436	4	645	2	—	—
Total Derivatives Not Designated as Hedging Instruments		$51,153		$33,933		$51,195		$33,361

Total Derivatives		$51,521		$33,933		$57,141		$33,631
(1) Derivative assets and derivative liabilities include interest receivable of $0.6 million and $0.2 million as of June 30,2022.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued
The following table indicates the gross amounts of interest rate swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Gross amounts recognized	$52,493	$37,289	$58,192	$37,392
Gross amounts offset	(1,028)	(3,761)	(1,053)	(3,761)
Net amounts presented in the Consolidated Balance Sheets	51,465	33,528	57,139	33,631
Cash collateral received/pledged(1)	(43,543)	—	—	(33,631)
Net Amount	$7,922	$33,528	$57,139	$—
(1) Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess cash collateral, if any, is not reflected above.

The following table presents the effect of the cash flow hedges on OCI and on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three month periods presented:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Income
(dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedge	$(3,271)	$—	$786	$—
Total	$(3,271)	$—	$786	$—
The following table presents the effect of the cash flow hedges on OCI and on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six month periods presented:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Income
(dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedge	$(5,872)	$—	$922	$—
Total	$(5,872)	$—	$922	$—

The following table indicates the gain or loss recognized in income on derivatives not designated as hedging instruments for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(61)	$5	$7	$315
Interest rate lock commitments—mortgage loans	(129)	(883)	(346)	(2,642)
Forward sale contracts—mortgage loans	(194)	194	(5)	1,173
Total Derivatives (Loss) Gain	$(384)	$(684)	$(344)	$(1,154)

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
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	June 30, 2022	December 31, 2021
Commitments to extend credit	$2,600,322	$2,583,957
Standby letters of credit	80,665	87,335
Total	$2,680,987	$2,671,292
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
The following table presents activity in the allowance for credit losses on unfunded loan commitments as of the dates presented:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at beginning of period	$5,375	$4,303	$5,189	$4,467
Provision for credit losses	2,012	555	2,198	391
Total	$7,387	$4,858	$7,387	$4,858
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 9. OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the change in components of other comprehensive income (loss) for the periods presented, net of tax effects.

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(dollars in thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Change in net unrealized gains (losses) on available-for-sale debt securities	$(23,009)	$4,872	$(18,137)	$324	$(69)	$255
Change in interest rate swap	(3,271)	696	(2,575)	—	—	—
Adjustment to funded status of employee benefit plans (1)	766	(182)	584	2,910	(621)	2,289
Other Comprehensive Income (Loss)	$(25,514)	$5,386	$(20,128)	$3,234	$(690)	$2,544
(1) Pension settlement accounting was recognized during the period ended June 30, 2021 resulting in a charge of $0.2 million for the three months ended June 30, 2021 immediately recognizing a portion of unrecognized actuarial loss and a remeasurement of our pension obligation.

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(dollars in thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Change in net unrealized losses on available-for-sale debt securities	$(71,270)	$15,204	$(56,066)	$(9,388)	$2,003	$(7,385)
Change in interest rate swap	(5,872)	1,253	(4,619)	—	—	—
Adjustment to funded status of employee benefit plans (1)	754	(150)	604	2,567	(548)	2,019
Other Comprehensive Loss	$(76,388)	$16,307	$(60,081)	$(6,821)	$1,455	$(5,366)
(1) Pension settlement accounting was recognized during the period ended June 30, 2021 resulting in a charge of $0.9 million for the six months ended June 30, 2021 immediately recognizing a portion of unrecognized actuarial loss and a remeasurement of our pension obligation.

NOTE 10. SHARE REPURCHASE PLAN
On March 21, 2022, our Board of Directors authorized an extension of its $50 million share repurchase plan, which was set to expire March 31, 2022. This authorization extended the expiration date of the repurchase plan through March 31, 2023. The plan permits S&T to repurchase shares up to the previously authorized $50 million in aggregate value of S&T's common stock through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and S&T's financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. At June 30, 2022 there was $33.3 million of capacity remaining under the plan. We expect to fund any repurchases from cash on hand and internally generated funds. Any share repurchases will not begin until permissible under applicable laws. During the three and six months ended June 30, 2022, we repurchased 151,220 common shares under this plan at a total cost of $4.2 million, or an average of $27.46 per share. During the three and six months ended June 30, 2021 we had no repurchases.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations for the three and six months ended June 30, 2022 and 2021. Our MD&A should be read in conjunction with our Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.

Important Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting S&T and its future business and operations. Forward looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,,” “believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses and the credit risk of our commercial and consumer loan products; changes in the level of charge-offs and changes in estimates of the adequacy of the allowance for credit losses, or ACL; cyber security concerns; rapid technological developments and changes; operational risks or risk management failures by us or critical third parties, including fraud risk; our ability to manage our reputational risks; sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; the transition from LIBOR as a reference rate; regulatory supervision and oversight, including changes in regulatory capital requirements and our ability to address those requirements; unanticipated changes in our liquidity position; changes in accounting policies, practices, or guidance; legislation affecting the financial services industry as a whole, and S&T, in particular; climate change and related legislative and regulatory initiatives; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; reliance on significant customer relationships; an interruption or cessation of an important service by a third-party provider; our ability to attract and retain talented executives and employees, particularly in light of the strong competition in the marketplace; our ability to successfully manage our CEO transition; general economic or business conditions, including the strength of regional economic conditions in our market area; macroeconomic conditions including inflation and economic uncertainty; the duration and severity of the coronavirus, or COVID-19 pandemic, both in our principal area of operations and nationally, including the ultimate impact of the pandemic on the economy generally and on our operations; our participation in the Paycheck Protection Program; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; the stability of our core deposit base and access to contingency funding; re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses.
Many of these factors, as well as other factors, are described elsewhere in this report, and in our 2021 Form 10-K, including Part II, Item 1A, Risk Factors and any of our subsequent filings with the SEC. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. Further, we view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates as of June 30, 2022 remained unchanged from the disclosures presented in our 2021 Form 10-K under Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.1 billion at June 30, 2022. We operate in five markets including Western Pennsylvania, Eastern Pennsylvania, Northeast Ohio, Central Ohio and Upstate New York. We provide a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA”.
We earn revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. We incur expenses for the cost of deposits and other funding sources, provision for credit losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.
On August 23, 2021, Christopher McComish joined S&T as our new chief executive officer. He brings over 34 years of proven banking leadership with a track record of growth and transformation of commercial, consumer and wealth businesses. Additionally, we have elevated proven internal leaders and attracted external talent from larger banking institutions to position us for future growth. Our priorities for 2022 and beyond include pursuing high impact growth initiatives, ensuring rigorous credit risk and enterprise governance practices, advancing strategic infrastructure and platform investments, including enhancing our digital platform, investing in organization talent and performance and promoting strategic clarity and effective communications. Organic growth continues to be our top priority within our current footprint and through market expansion. Our growth strategy includes a collaborative model that combines expertise from all areas of our business and focuses on satisfying each customer’s individual financial objectives. We also actively evaluate acquisition opportunities that align with our strategic objectives as another source of growth.
Earnings Summary
The following table presents a summary of key profitability metrics for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net Income	$28,858	$28,367	$58,001	$60,268
Earnings Per Share - Diluted	$0.74	$0.72	$1.48	$1.54
Return on average assets	1.25%	1.21%	1.25%	1.31%
Return on average shareholders' equity	9.83%	9.65%	9.85%	10.39%
Return on average tangible shareholders' equity (non-GAAP)	14.63%	14.41%	14.62%	15.57%

Net income increased $0.5 million for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to an increase in net interest income of $6.9 million offset by a decrease in noninterest income of $2.8 million and an increase in noninterest expense of $2.6 million. Net income decreased $2.3 million for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to a decrease in noninterest income of $4.9 million and an increase in noninterest expense of $4.3 million offset by an increase in net interest income of $4.0 million and a decrease in our provision for credit losses of $3.0 million.
Net interest income increased $6.9 million and $4.0 million for the three and six months ended June 30, 2022 compared to the same periods in 2021. The net interest margin, or NIM, on an FTE basis (non-GAAP) increased 40 and 4 basis points for the three and six months ended June 30, 2022 compared to the same periods in 2021. The increases in net interest income and NIM on an FTE basis (non-GAAP) were primarily due to higher interest rates during 2022.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The provision for credit losses increased $0.6 million and decreased $3.0 million to $3.2 million and $2.7 million for the three and six months ended June 30, 2022 compared to $2.6 million and $5.7 million for the same periods in 2021.The increase in the provision for credit losses for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to an increase of $1.4 million in our provision for unfunded commitments related to higher construction commitments and expected loss rates in our construction portfolio. The decrease in the provision for credit losses for the six months ended June 30, 2022 compared to the same period in 2021 was due primarily to two large C&I loan recoveries totaling $6.6 million which were received during the six months ended June 30, 2022, and reductions in our quantitative reserve due primarily to significant improvement in our hotel portfolio.
Noninterest income decreased $2.8 million to $12.6 million for the three months ended June 30, 2022 and decreased $4.9 million to $27.9 million for the six months ended June 30, 2022 compared to the same periods in 2021. Mortgage banking decreased $1.3 million for the three months ended June 30, 2022 and decreased $4.6 million for the six months ended June 30, 2022. Higher interest rates have resulted in a lower volume of mortgage loans sold in the secondary market during 2022 compared to the prior year. Other noninterest income decreased $2.1 million for the three months ended June 30, 2022 and $2.6 million for the six months ended June 30, 2022 primarily due to the decline in the fair value of the assets in a nonqualified benefit plan which has a corresponding offset in salaries and benefits resulting in no impact to net income.
Noninterest expense increased $2.6 million to $48.4 million for the three months ended June 30, 2022 and increased $4.3 million to $95.8 million for the six months ended June 30, 2022 compared to the same periods in 2021. Professional services and legal increased by $0.7 million for the three months ended June 30, 2022 and $1.2 million for the six months ended June 30, 2022 due to increased consulting engagements compared to the same periods in 2021. Furniture, equipment and software increased $0.5 million for the three months ended June 30, 2022 and increased $0.7 million for the six month ended June 30, 2022 due to new software implementation costs. Salaries and employee benefits increased $0.3 million for the three months ended June 30, 2022 and increased $0.7 million for the six months ended June 30, 2022 due to base rate and incentive increases partially offset by lower pension expense and a decline in the fair value of the liability in a nonqualified benefit plan.
The provision for income taxes increased $0.3 million to $7.3 million for the three months ended June 30, 2022 and increased $0.1 million to $14.3 million for the six months ended June 30, 2022 compared to $7.0 million and $14.2 million for the same periods in 2021. Our effective tax rate was 20.3 percent and 19.7 percent for the three months and six months ended June 30, 2022 compared to 19.7 percent and 19.1 percent for the three and six months ended June 30, 2021. The increases in our effective tax rates for the three and six month periods ended June 30, 2022 were primarily due to a $0.5 million decrease in low income housing tax credits compared to the same periods in 2021.
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles, or GAAP, in the United States, management uses, and this quarterly report references, net interest income and net interest margin, each on a fully taxable equivalent, or FTE, basis. Management also uses return on average tangible shareholders' equity, or ROTE to evaluate and measure performance. These metrics are non-GAAP financial measures. Management believes these performance metrics provide information useful to investors in understanding our underlying business, operational performance and performance trends as they facilitate comparisons with the performance of other companies in the financial services industry. Although management believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered alternatives to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor are they necessarily comparable with non-GAAP measures which may be presented by other companies.
We believe the presentation of net interest income and net interest margin on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (GAAP) per the Condensed Consolidated Statements of Comprehensive Income (Loss) is reconciled to net interest income adjusted on an FTE basis and net interest margin adjusted on an FTE basis in the "Results of Operations - Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021 - Net Interest Income" section of this MD&A.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Average tangible shareholders' equity is a key profitability metric used by management to measure financial performance. The following table provides a reconciliation of return on average tangible shareholders' equity (non-GAAP) by reconciling net income (GAAP) per the Condensed Consolidated Statements of Comprehensive Income (Loss) to net income before amortization and intangibles and average shareholder's equity to average tangible shareholders' equity for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Net income (annualized)	$115,750	$113,778	$116,964	$121,535
Plus: amortization of intangibles (annualized), net of tax	1,197	1,395	1,236	1,429
Net income before amortization of intangibles (annualized)	$116,947	$115,173	$118,200	$122,964

Average shareholders' equity	$1,177,550	$1,179,002	$1,187,069	$1,169,620
Less: average goodwill and other intangible assets, net of deferred tax liability	(378,453)	(379,784)	(378,606)	(379,963)
Average tangible shareholders' equity	$799,097	$799,218	$808,463	$789,657
Return on average tangible shareholders' equity (non-GAAP)	14.63%	14.41%	14.62%	15.57%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2022 Compared to
Three and Six Months Ended June 30, 2021
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
The following table reconciles interest income per the Condensed Consolidated Statements of Comprehensive Income (Loss) to net interest income and net interest margin on an FTE basis for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Total interest and dividend income	$77,599	$71,577	$147,708	$146,358
Total interest expense	2,405	3,273	4,781	7,396
Net Interest Income per Condensed Consolidated Statements of Comprehensive Income (Loss)	75,194	68,304	142,927	138,962
Adjustment to FTE basis	506	585	999	1,249
Net Interest Income on an FTE Basis (Non-GAAP)	$75,700	$68,889	$143,926	$140,211
Net interest margin	3.53%	3.13%	3.33%	3.28%
Adjustment to FTE basis	0.03%	0.03%	0.02%	0.03%
Net Interest Margin on an FTE Basis (Non-GAAP)	3.56%	3.16%	3.35%	3.31%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Average Balance Sheet and Net Interest Income Analysis (FTE)
The following tables provide information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$528,413	$1,029	0.78%	$785,465	$175	0.09%
Securities, at fair value(1)(2)	1,024,106	5,601	2.19%	826,861	4,529	2.19%
Loans held for sale	1,406	14	3.95%	4,353	33	3.01%
Commercial real estate	3,197,406	32,978	4.14%	3,251,894	29,930	3.69%
Commercial and industrial	1,685,728	18,119	4.31%	1,890,538	18,363	3.90%
Commercial construction	404,856	3,812	3.78%	462,928	3,854	3.34%
Total Commercial Loans	5,287,990	54,909	4.16%	5,605,359	52,147	3.73%
Residential mortgage	939,756	9,337	3.98%	863,254	8,996	4.17%
Home equity	594,529	5,282	3.56%	535,933	4,682	3.50%
Installment and other consumer	119,041	1,590	5.36%	84,259	1,271	6.05%
Consumer construction	31,204	261	3.36%	13,264	211	6.39%
Total Consumer Loans	1,684,530	16,470	3.92%	1,496,710	15,160	4.06%
Total Portfolio Loans	6,972,520	71,379	4.11%	7,102,069	67,307	3.80%
Total Loans(1)(3)	6,973,926	71,393	4.11%	7,106,422	67,339	3.80%
Federal Home Loan Bank and other restricted stock	8,939	82	3.69%	10,529	119	4.51%
Total Interest-earning Assets	8,535,384	78,105	3.67%	8,729,277	72,162	3.31%
Noninterest-earning assets	690,207			704,635
Total Assets	$9,225,591			$9,433,911
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$979,514	$176	0.07%	$998,134	$230	0.09%
Money market	1,930,852	709	0.15%	2,037,976	894	0.18%
Savings	1,118,346	128	0.05%	1,044,899	70	0.03%
Certificates of deposit	1,001,775	778	0.31%	1,291,194	1,458	0.45%
Total Interest-bearing Deposits	5,030,487	1,790	0.14%	5,372,203	2,652	0.20%
Securities sold under repurchase agreements	50,037	13	0.10%	67,838	17	0.10%
Long-term borrowings	22,072	111	2.01%	23,113	116	2.01%
Junior subordinated debt securities	54,413	492	3.62%	64,103	488	3.06%
Total Borrowings	126,522	615	1.95%	155,054	621	1.61%
Total Interest-bearing Liabilities	5,157,009	2,405	0.19%	5,527,256	3,273	0.24%
Noninterest-bearing liabilities	2,891,032			2,727,653
Shareholders' equity	1,177,550			1,179,002
Total Liabilities and Shareholders' Equity	$9,225,591			$9,433,911
Net Interest Income (1)(2)		$75,700			$68,889
Net Interest Margin (1)(2)			3.56%			3.16%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$641,648	$1,332	0.42%	$545,177	$240	0.09%
Securities, at fair value(1)(2)	1,013,219	10,866	2.14%	804,613	9,095	2.26%
Loans held for sale	1,475	27	3.72%	5,351	78	2.90%
Commercial real estate	3,227,156	62,323	3.89%	3,252,763	60,066	3.72%
Commercial and industrial	1,699,222	34,946	4.15%	1,923,813	39,180	4.10%
Commercial construction	407,048	7,141	3.54%	474,037	7,887	3.36%
Total Commercial Loans	5,333,426	104,410	3.95%	5,650,613	107,134	3.82%
Residential mortgage	918,132	18,299	4.00%	880,246	18,412	4.20%
Home equity	582,721	10,105	3.50%	534,329	9,473	3.58%
Installment and other consumer	114,531	3,065	5.40%	82,095	2,518	6.19%
Consumer construction	26,544	443	3.36%	14,578	399	5.52%
Total Consumer Loans	1,641,928	31,911	3.91%	1,511,249	30,803	4.10%
Total Portfolio Loans	6,975,354	136,321	3.94%	7,161,862	137,936	3.88%
Total Loans(1)(3)	6,976,829	136,348	3.94%	7,167,213	138,014	3.88%
Federal Home Loan Bank and other restricted stock	9,108	161	3.54%	10,884	257	4.73%
Total Interest-earning Assets	8,640,804	148,708	3.47%	8,527,887	147,607	3.49%
Noninterest-earning assets	699,097			730,117
Total Assets	$9,339,901			$9,258,003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$983,057	$361	0.07%	$947,295	$452	0.10%
Money market	1,993,009	1,455	0.15%	2,003,569	1,837	0.18%
Savings	1,113,723	206	0.04%	1,020,201	221	0.04%
Certificates of deposit	1,035,793	1,621	0.32%	1,317,751	3,623	0.55%
Total Interest-bearing Deposits	5,125,582	3,644	0.14%	5,288,816	6,133	0.23%
Securities sold under repurchase agreements	65,826	33	0.10%	66,254	42	0.13%
Short-term borrowings	—	—	—%	12,707	12	0.19%
Long-term borrowings	22,190	218	1.98%	23,291	232	2.01%
Junior subordinated debt securities	54,406	887	3.29%	64,095	977	3.07%
Total Borrowings	142,422	1,138	1.61%	166,348	1,262	1.53%
Total Interest-bearing Liabilities	5,268,004	4,781	0.18%	5,455,164	7,396	0.27%
Noninterest-bearing liabilities	2,884,828			2,633,219
Shareholders' equity	1,187,069			1,169,620
Total Liabilities and Shareholders' Equity	$9,339,901			$9,258,003
Net Interest Income (1)(2)		$143,926			$140,211
Net Interest Margin (1)(2)			3.35%			3.31%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.

Net interest income on an FTE basis (non-GAAP) increased $6.8 million and $3.7 million for the three and six months ended June 30, 2022 compared to the same periods in 2021. The net interest margin, or NIM, on an FTE basis (non-GAAP) increased 40 and 4 basis points for the three and six months ended June 30, 2022 compared to the same periods in 2021. The increases in net interest income and NIM on an FTE basis (non-GAAP) were primarily due to higher interest rates during 2022.
Interest income on an FTE basis (non-GAAP) increased $5.9 million and $1.1 million for the three and six months ended June 30, 2022 compared to the same periods in 2021. The increases in interest income on an FTE basis (non-GAAP) were primarily due to higher interest rates partially offset by lower Paycheck Protection Program, or PPP, income. Average PPP loans decreased $431.4 million and $413.0 million compared to the three and six months ended June 30, 2021. Average loan balances, excluding PPP loans, increased $298.9 million and $222.6 million for the three and six months ended June 30, 2022 compared to the same periods in 2021. The yield on average loans increased 31 basis points and 6 basis points for the three and

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
six months ended June 30, 2022 compared to the same periods in 2021 due to increased interest rates. Average securities increased $197.2 million and $208.6 million for the three and six months ended June 30, 2022 compared to the same periods in 2021. Securities increased due to interest-bearing deposits with banks being redeployed to higher yielding assets. Average interest-bearing deposits with banks decreased $257.1 million and increased $96.5 million for the three and six months ended June 30, 2022 compared to the same periods in 2021. Overall, the FTE rate on interest-earning assets (non-GAAP) increased 36 basis points and decreased 2 basis points for the three and six months ended June 30, 2022 compared to the same period in 2021.
Interest expense decreased $0.9 million and $2.6 million for the three and six months ended June 30, 2022 compared to the same periods in 2021. The decreases in interest expense were primarily due to lower average rates paid on interest-bearing deposits compared to the same periods in 2021. Average interest-bearing deposits decreased $341.7 million and $163.2 million for the three and six months ended June 30, 2022 compared to the same periods in 2021. The decreases were concentrated in higher-balance, rate sensitive accounts. Additionally, we discontinued a money market product during the first quarter of 2022 that was indexed to the Federal Funds rate which caused declines in money market balances. The average rate paid on interest-bearing deposits decreased 6 and 9 basis points for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to decreased balances in rate sensitive accounts and the maturities of higher costing certificates of deposit. Average demand deposits increased $137.4 million and $254.2 million for the three and six months ended June 30, 2022 compared to the same periods in 2021. We experienced demand deposit growth throughout 2021 due to customer PPP loans and stimulus payments along with customers' liquidity preferences. Average total borrowings decreased $28.5 million and $23.9 million for the three and six months ended June 30, 2022 compared to the same periods in 2021 due to the payoff of a subordinated debt and lower customer repo balances. Overall, the cost of interest-bearing liabilities decreased 5 and 9 basis points for the three and six months ended June 30, 2022 compared to the same periods in 2021.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 31, 2022 Compared to June 31, 2021			Six Months Ended June 31, 2022 Compared to June 31, 2021
(dollars in thousands)	Volume (4)	Rate (4)	Total	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$(57)	$912	$855	$42	$1,050	$1,093
Securities, at fair value(1)(2)	1,080	(9)	1,071	2,358	(588)	1,770
Loans held for sale	(22)	3	(19)	(56)	6	(50)
Commercial real estate	(502)	3,549	3,048	(473)	2,729	2,256
Commercial and industrial	(1,989)	1,746	(244)	(4,574)	340	(4,234)
Commercial construction	(483)	441	(42)	(1,115)	368	(746)
Total Commercial Loans	(2,974)	5,736	2,762	(6,161)	3,437	(2,724)
Residential mortgage	797	(456)	341	792	(905)	(113)
Home equity	512	88	600	858	(227)	631
Installment and other consumer	525	(205)	319	995	(448)	547
Consumer construction	286	(236)	50	328	(285)	43
Total Consumer Loans	2,120	(810)	1,310	2,973	(1,865)	1,108
Total Portfolio Loans	(855)	4,927	4,072	(3,188)	1,573	(1,616)
Total Loans (1)(3)	(877)	4,930	4,053	(3,245)	1,579	(1,666)
Federal Home Loan Bank and other restricted stock	(18)	(18)	(36)	(42)	(54)	(96)
Change in Interest Earned on Interest-earning Assets	$129	$5,815	$5,943	$(886)	$1,987	$1,101
Interest paid on:
Interest-bearing demand	$(4)	$(50)	$(54)	$17	$(108)	$(90)
Money market	(47)	(138)	(185)	(10)	(373)	(382)
Savings	5	54	58	20	(36)	(15)
Certificates of deposit	(327)	(354)	(680)	(775)	(1,226)	(2,001)
Total Interest-bearing Deposits	(373)	(488)	(861)	(747)	(1,742)	(2,490)
Securities sold under repurchase agreements	(4)	—	(4)	—	(8)	(9)
Short-term borrowings	—	—	—	(12)	—	(12)
Long-term borrowings	(5)	—	(5)	(11)	(3)	(14)
Junior subordinated debt securities	(74)	77	3	(148)	58	(90)
Total Borrowings	(84)	77	(6)	(171)	46	(125)
Change in Interest Paid on Interest-bearing Liabilities	(457)	(411)	$(868)	(918)	(1,696)	(2,614)
Change in Net Interest Income	$585	$6,226	$6,811	$32	$3,683	$3,715
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
Provision for Credit Losses
The provision for credit losses, which includes a provision for losses on loans and on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected credit losses in the portfolio at the balance sheet date. The provision for credit losses increased $0.6 million and decreased $3.0 million to $3.2 million and $2.7 million for the three and six months ended June 30, 2022 compared to $2.6 million and $5.7 million for the same periods in 2021. The provision for credit losses included $2.0 million and $2.2 million for the reserve for unfunded commitments for the three and six months ended June 30, 2022 compared to $0.6 million and $0.4 million for the same periods in 2021.
The increase in the provision for credit losses of $0.6 million for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to an increase of $1.4 million in our provision for unfunded commitments related to higher construction commitments and expected loss rates in our construction portfolio. The decrease in the provision for credit losses of $3.0 million for the six months ended June 30, 2022 compared to the same period in 2021 was due primarily to two large C&I loan recoveries totaling $6.6 million which were received during the six months ended June 30, 2022, and reductions in our quantitative reserve due primarily to significant improvement in our hotel portfolio.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three and six months ended June 30, 2022, we had net loan charge-offs of $3.0 million and $1.0 million compared to $7.5 million and $13.3 million for the same periods in 2021. The most significant charge-off for the three and six months ended June 30, 2022 was a C&I relationship that was resolved through a note sale resulting in a $5.5 million charge-off during the second quarter of 2022.
Refer to the "Allowance for Credit Losses" section of this MD&A for further details.

Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net gain on sale of securities	$—	$29	$(29)	NM	$—	$29	$(29)	NM
Debit and credit card	4,756	4,744	12	0.3%	9,819	8,906	913	10.3%
Service charges on deposit accounts	4,181	3,642	539	14.8%	8,155	7,116	1,039	14.6%
Wealth management	3,247	3,167	80	2.5%	6,489	6,111	378	6.2%
Mortgage banking	466	1,734	(1,268)	(73.1)%	1,481	6,044	(4,563)	(75.5)%
Other	(20)	2,108	(2,128)	(100.9)%	1,912	4,541	(2,629)	(57.9)%
Total Noninterest Income	$12,630	$15,424	$(2,794)	(18.1)%	$27,856	$32,747	$(4,891)	(14.9)%
NM - not meaningful
Noninterest income decreased $2.8 million to $12.6 million for the three months ended June 30, 2022 and decreased $4.9 million to $27.9 million for the six months ended June 30, 2022 compared to the same periods in 2021. Mortgage banking decreased $1.3 million for the three months ended June 30, 2022 and decreased $4.6 million for the six months ended June 30, 2022. Higher interest rates have resulted in a lower volume of mortgage loans sold in the secondary market during 2022 compared to the prior year. Other noninterest income decreased $2.1 million for the three months ended June 30, 2022 and $2.6 million for the six months ended June 30, 2022 primarily due to the decline in the fair value of the assets in a nonqualified benefit plan which has a corresponding offset in salaries and benefits resulting in no impact to net income. Service charges on deposit accounts and debit and credit card fees increased for the three and six months ended June 30, 2022 due to an improving economic environment which drove higher customer activity.
Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Salaries and employee benefits	$24,811	$24,515	$296	1.2%	$48,523	$47,842	$681	1.4%
Data processing and information technology	4,104	3,787	317	8.4%	8,539	8,012	527	6.6%
Occupancy	3,634	3,434	200	5.8%	7,516	7,261	255	3.5%
Furniture, equipment and software	2,939	2,402	537	22.3%	5,716	5,042	674	13.4%
Other taxes	1,682	1,832	(150)	(8.2)%	3,219	3,268	(49)	(1.5)%
Professional services and legal	2,380	1,637	743	45.4%	4,329	3,168	1,161	36.6%
Marketing	1,524	996	528	53.0%	2,885	2,318	567	24.5%
FDIC insurance	882	924	(42)	(4.5)%	1,819	1,970	(151)	(7.7)%
Other	6,468	6,302	166	2.6%	13,292	12,614	678	5.4%
Total Noninterest Expense	$48,424	$45,829	$2,595	5.7%	$95,838	$91,495	$4,343	4.7%

Noninterest expense increased $2.6 million to $48.4 million for the three months ended June 30, 2022 and increased $4.3 million to $95.8 million for the six months ended June 30, 2022 compared to the same periods in 2021. Professional services and legal increased by $0.7 million for the three months ended June 30, 2022 and $1.2 million for the six months ended June 30, 2022 due to increased consulting engagements compared to the same periods in 2021. Furniture, equipment and software increased $0.5 million for the three months ended June 30, 2022 and increased $0.7 million for the six month ended June 30, 2022 due to new software implementation costs. Marketing costs increased $0.5 million for the three months ended June 30, 2022 and increased $0.6 million for the six months ended June 30, 2022 due to increased marketing efforts and additional campaigns. Data processing and information technology costs increased by $0.3 million for the three months ended June 30, 2022 and increased $0.5 million for the six months ended June 30, 2022 due to increased information technology outsourcing costs. Salaries and employee benefits increased $0.3 million for the three months ended June 30, 2022 and increased $0.7 million for the six months ended June 30, 2022 due to base rate and incentive increases partially offset by lower pension expense and a decline in fair value of the liability in a nonqualified benefit plan. The decrease in pension expense

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
related to retirees electing lump-sum distributions causing settlement accounting in the same period in 2021. Other noninterest expenses increased $0.2 million and $0.7 million for the three and six months ended June 30, 2022 due to increased travel and employee expenses and increased expenses in amortization related to our qualified affordable housing projects.
Provision for Income Taxes
The provision for income taxes increased $0.3 million to $7.3 million for the three months ended June 30, 2022 and increased $0.1 million to $14.3 million for the six months ended June 30, 2022 compared to $7.0 million and $14.2 million for the same periods in 2021. Our effective tax rate was 20.3 percent and 19.7 percent for the three months and six months ended June 30, 2022 compared to 19.7 percent and 19.1 percent for the three and six months ended June 30, 2021. The increases in our effective tax rates for the three and six month periods ended June 30, 2022 were primarily due to a $0.5 million decrease in low income housing tax credits compared to the same periods in 2021.
Financial Condition as of June 30, 2022
Total assets decreased $384.7 million to $9.1 billion at June 30, 2022 compared to $9.5 billion at December 31, 2021. Cash and due from banks decreased $577.5 million to $344.7 million at June 30, 2022 compared to $922.2 million at December 31, 2021 primarily due to a decrease in deposits of $384.3 million. Total portfolio loans increased $40.9 million to remain relatively stable at $7.0 billion at June 30, 2022 compared to December 31, 2021. The commercial loan portfolio decreased $109.5 million compared to December 31, 2021. C&I loans decreased $33.9 million which mainly related to a decline in PPP loans of $76.6 million since December 31, 2021. The consumer loan portfolio increased $150.4 million with increases in consumer real estate of $138.4 million and other consumer of $12.0 million. Excluding the PPP loans, portfolio loans increased $117.5 million compared to December 31, 2021.
Securities increased $157.8 million to $1.1 billion at June 30, 2022 from $910.8 million at December 31, 2021. The increase in securities is primarily due to interest-bearing deposits with banks being redeployed to higher yielding assets. The bond portfolio had a net unrealized loss of $61.9 million at June 30, 2022 compared to a net unrealized gain of $9.4 million at December 31, 2021 due to higher interest rates.
Our deposits decreased $384.3 million to $7.6 billion at June 30, 2022 compared to $8.0 billion at December 31, 2021. Noninterest-bearing demand deposits were stable at $2.7 billion at June 30, 2022 compared to December 31, 2021. Interest-bearing demand deposits decreased $98.7 million and money market decreased $182.1 million which was concentrated in higher balance, rate sensitive accounts. Certificates of deposits decreased $107.0 million due to maturities compared to December 31, 2021.
Total borrowings decreased $45.6 million to $115.7 million at June 30, 2022 compared to $161.3 million at December 31, 2021. The decrease in borrowings is primarily related to a decline in securities sold under repurchase agreements of $45.2 million compared to December 31, 2021.We no longer offer repurchase agreements as a product for our customers and the remaining balance is in process of being transferred to other deposit products.
Total shareholders’ equity decreased by $28.1 million to remain relatively stable at $1.2 billion at June 30, 2022 compared to December 31, 2021. The decrease was primarily due to other comprehensive losses of $60.1 million, dividends of $23.2 million and common stock repurchases of $4.2 million offset by net income of $58.0 million. The $60.1 million in other comprehensive losses was primarily due to net unrealized losses of $61.9 million on our available-for-sale bond portfolio due to interest rate increases from December 31, 2021 to June 30, 2022.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Securities Activity

(dollars in thousands)	June 30, 2022	December 31, 2021	$ Change
U.S. Treasury securities	$136,282	$95,327	$40,955
Obligations of U.S. government corporations and agencies	52,815	70,348	(17,533)
Collateralized mortgage obligations of U.S. government corporations and agencies	427,635	270,294	157,341
Residential mortgage-backed securities of U.S. government corporations and agencies	46,416	56,793	(10,377)
Commercial mortgage-backed securities of U.S. government corporations and agencies	333,994	341,300	(7,306)
Corporate obligations	500	500	—
Obligations of states and political subdivisions	69,850	75,089	(5,239)
Available-for-Sale Debt Securities	1,067,492	909,651	157,841
Marketable equity securities	1,084	1,142	(58)
Total Securities	$1,068,576	$910,793	$157,783
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities increased $157.8 million to $1.1 billion at June 30, 2022 from $910.8 million at December 31, 2021. The increase in securities was primarily due to investing interest-bearing deposits with banks into higher yielding assets.
At June 30, 2022, our bond portfolio was in a net unrealized loss position of $61.9 million compared to a net unrealized gain position of $9.4 million at December 31, 2021. At June 30, 2022, total gross unrealized gains in the bond portfolio were $1.2 million offset by gross unrealized losses of $63.1 million compared to December 31, 2021, when total gross unrealized gains were $15.2 million offset by gross unrealized losses of $5.8 million. The decrease in the net unrealized gain position was primarily due to an increase in interest rates from December 31, 2021 to June 30, 2022.
Loan Composition

	June 30, 2022		December 31, 2021
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	$ Change	% Change
Commercial
Commercial real estate	$3,191,670	45.3%	$3,236,653	46.2%	$(44,983)	(1.4)%
Commercial and industrial	1,695,031	24.1%	1,728,969	24.7%	(33,938)	(2.0)%
Commercial construction	410,425	5.8%	440,962	6.3%	(30,537)	(6.9)%
Total Commercial Loans	5,297,126	75.2%	5,406,584	77.2%	(109,458)	(2.0)%
Consumer
Consumer real estate	1,623,830	23.1%	1,485,478	21.2%	138,352	9.3%
Other consumer	119,938	1.7%	107,928	1.5%	12,010	11.1%
Total Consumer Loans	1,743,768	24.8%	1,593,406	22.8%	150,362	9.4%
Total Portfolio Loans	7,040,894	100.0%	6,999,990	100.0%	40,904	0.6%
Loans held for sale	1,311		1,522		(211)	(13.9)%
Total Loans	$7,042,205		$7,001,512		$40,693	0.6%
The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower’s industry or the overall economic climate can significantly impact the borrower’s ability to pay.
Total portfolio loans increased $40.9 million to remain relatively stable at $7.0 billion at June 30, 2022 compared to December 31, 2021. Portfolio loans excluding PPP loans increased $117.5 million compared to December 31, 2021. As of June 30, 2022, 74 percent of our total loans are variable rate loans and 26 percent are fixed rate loans.
Commercial loans, including CRE, C&I and commercial construction, comprised 75.2 percent of total portfolio loans at June 30, 2022 and 77.2 percent at December 31, 2021. The commercial loan portfolio decreased $109.5 million at June 30, 2022 compared to December 31, 2021. C&I loans decreased $33.9 million at June 30, 2022 which mainly related to a PPP loan decline of $76.6 million since December 31, 2021.
We had $11.7 million of PPP loans included in C&I at June 30, 2022 compared to $88.3 million at December 31, 2021. The decrease in PPP loans was due to loan forgiveness. PPP loans are forgivable, in whole or in part, if the proceeds are used

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Consumer loans represent 24.8 percent of our total portfolio loans at June 30, 2022 and 22.8 percent at December 31, 2021. The consumer loan portfolio increased $150.4 million at June 30, 2022 with increases in consumer real estate of $138.4 million and other consumer of $12.0 million compared to December 31, 2021. Portfolio consumer real estate loans increased in 2022 due to a shift from mortgage loans sold to loans held in the portfolio due to increased jumbo loans and the pricing of loans in the secondary market.

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
The following table presents activity in the ACL for the periods presented:

	Six Months Ended June 30, 2022
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$50,700	$19,727	$5,355	$11,338	$8,733	$2,723	$98,576
Provision for credit losses on loans(1)	(5,475)	768	1,227	2,207	1,010	758	495
Charge-offs	(199)	(5,798)	—	(1,746)	(138)	(780)	(8,661)
Recoveries	288	6,829	1	358	68	141	7,685
Net Recoveries/(Charge-offs)	89	1,031	1	(1,388)	(70)	(639)	(976)
Balance at End of Period	$45,314	$21,526	$6,583	$12,157	$9,673	$2,842	$98,095
(1) Excludes the provision for credit losses for unfunded commitments.
The following table presents key ACL ratios for the periods presented:

	June 30, 2022	December 31, 2021
Ratio of net charge-offs to average loans outstanding(1)	0.01%	0.49%
Allowance for credit losses as a percentage of total portfolio loans	1.39%	1.41%
Allowance for credit losses as a percentage of total portfolio loans - excluding PPP loans	1.40%	1.43%
Allowance for credit losses to nonperforming loans	309%	149%
(1) Year-to-date net charge-offs annualized
The ACL was $98.1 million, or 1.39 percent of total portfolio loans, at June 30, 2022 compared to $98.6 million, or 1.41 percent of total portfolio loans, at December 31, 2021. The quantitative reserve decreased $5.4 million primarily due to significant improvement in our hotel portfolio. Specific reserves on loans individually assessed decreased $1.8 million due to the resolution of a C&I relationship through a note sale which resulted in a $5.5 million charge-off during the three months ended June 30, 2022. The qualitative reserve increased $6.7 million primarily due to additional segment allocations made in our healthcare portfolio and an increase in our economic forecast related to concerns with rising inflation and macroeconomic conditions.
Net loan charge-offs were $1.0 million, or 0.01 percent of average loans, for the six months ended June 30, 2022. The most significant charge-off was the above mentioned C&I relationship for $5.5 million. Offsetting loan charge-offs were $6.6 million of loan recoveries related to two C&I relationships during the six months ended June 30, 2022.
Substandard loans decreased $36.9 million to $198.3 million at June 30, 2022 compared to $235.2 million at December 31, 2021. The decrease in substandard loans was due to $42.7 million of loan upgrades in our hotel portfolio and $30.5 million of

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
loan payoffs. The decrease in substandard loans was partially offset by the addition of a $28.5 million C&I relationship, which was downgraded to substandard due to financial deterioration that led to cash flow shortfalls during the second quarter of 2022. Special mention loans decreased $9.3 million to $183.0 million at June 30, 2022 compared to $192.3 million at December 31, 2021. The decrease in special mention loans was primarily due to loan upgrades in our hotel portfolio.
Troubled debt restructurings, or TDRs, decreased $18.4 million to $13.3 million at June 30, 2022 compared to $31.7 million at December 31, 2021. The decrease in TDRs was primarily due to the payoff of two C&I relationships totaling $14.1 million and a CRE relationship totaling $5.7 million. Total TDRs of $13.3 million included $9.3 million, or 70.0 percent, that were accruing and $4.0 million, or 30.0 percent, that were nonaccruing at June 30, 2022.
Our allowance for credit losses on unfunded commercial lending commitments and letters of credit provide for the risk of expected loss in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on our Condensed Consolidated Statements of Comprehensive Income (Loss). The allowance for unfunded loan commitments increased $2.2 million to $7.4 million at June 30, 2022 compared to $5.2 million at December 31, 2021. This change was primarily related to higher construction commitments and expected loss rates in our construction portfolio. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.
Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(dollars in thousands)	June 30, 2022	December 31, 2021	$ Change
Nonperforming Loans (Excluding TDRs)
Commercial real estate	$15,006	$29,791	$(14,785)
Commercial and industrial	342	350	(8)
Commercial construction	384	384	—
Business banking	6,582	7,945	(1,363)
Consumer real estate	5,195	5,889	(694)
Other Consumer	256	158	98
Total Nonperforming Loans (Excluding TDRs)	27,765	44,517	(16,752)
Nonperforming Troubled Debt Restructurings
Commercial real estate	16	1,697	(1,681)
Commercial and industrial	—	14,889	(14,889)
Commercial construction	480	2,087	(1,607)
Business banking	1,325	1,696	(371)
Consumer real estate	2,189	1,405	784
Other Consumer	—	—	—
Total Nonperforming Troubled Debt Restructurings	4,010	21,774	(17,764)
Total Nonperforming Loans	31,775	66,291	(34,516)
OREO	7,046	13,313	(6,267)
Total Nonperforming Assets	$38,821	$79,604	$(40,783)
Asset Quality Ratios:
Nonperforming loans as a percent of total portfolio loans	0.45%	0.95%
Nonperforming assets as a percent of total portfolio loans plus OREO	0.55%	1.13%

Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past the contractual due date. Nonperforming loans decreased $34.5 million, or 52.0 percent, to $31.8 million at June 30, 2022 compared to $66.3 million at December 31, 2021. The significant decrease in nonperforming loans primarily related to the payoff of two C&I relationships totaling $14.1 million and a CRE relationship totaling $5.7 million. Additionally, four hotel loans were returned to performing status totaling $6.7 million during the six months ended June 30, 2022. The decrease in OREO related to the sale of a property for $6.3 million during the first quarter of 2022.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Deposits

(dollars in thousands)	June 30, 2022	December 31, 2021	$ Change
Noninterest-bearing demand	$2,736,849	$2,748,586	$(11,737)
Interest-bearing demand	880,432	979,133	(98,701)
Money market	1,888,506	2,070,579	(182,073)
Savings	1,125,344	1,110,155	15,189
Certificates of deposit	981,116	1,088,071	(106,955)
Total Deposits	$7,612,247	$7,996,524	$(384,277)
Deposits are our primary source of funds. Our deposit base increased substantially through the Pandemic related to PPP and stimulus programs but we have experienced a decrease in deposits during 2022. Total deposits decreased $384.3 million, or 4.8%, compared to December 31, 2021. Our noninterest-bearing demand deposits remain stable from December 31, 2021. Interest-bearing demand deposits decreased $98.7 million and money market decreased $182.1 million which was concentrated in higher balance, rate sensitive accounts. Additionally, we discontinued a money market product during the first quarter of 2022 that was indexed to the Federal Funds rate which resulted in declines in money markets. Certificates of deposits decreased $107.0 million due to maturities compared to December 31, 2021.
Borrowings

(dollars in thousands)	June 30, 2022	December 31, 2021	$ Change
Securities sold under repurchase agreements	$39,259	$84,491	$(45,232)
Long-term borrowings	21,988	22,430	(442)
Junior subordinated debt securities	54,423	54,393	30
Total Borrowings	$115,670	$161,314	$(45,644)

Borrowings are an additional source of funding for us. Total borrowings decreased $45.6 million compared to December 31, 2021 related to a decrease in securities sold under repurchase agreements. We no longer offer repurchase agreements as a product for our customers and the remaining balance of $39.3 million is in process of being transferred to other deposit products.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information pertaining to short-term borrowings is summarized in the table below for the six months ended June 30, 2022 and for the twelve months ended December 31, 2021.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	June 30, 2022	December 31, 2021
Balance at the period end	$39,259	$84,491
Average balance during the period	$65,826	$69,964
Average interest rate during the period	0.10%	0.11%
Maximum month-end balance during the period	$89,366	$84,491
Average interest rate at the period end	0.10%	0.10%

Information pertaining to long-term borrowings is summarized in the tables below for the six months ended June 30, 2022 and for the twelve months ended December 31, 2021.

	Long-Term Borrowings
(dollars in thousands)	June 30, 2022	December 31, 2021
Balance at the period end	$21,988	$22,430
Average balance during the period	$22,190	$22,995
Average interest rate during the period	1.98%	1.99%
Maximum month-end balance during the period	$22,344	$23,549
Average interest rate at the period end	2.03%	1.94%

	Junior Subordinated Debt Securities
(dollars in thousands)	June 30, 2022	December 31, 2021
Balance at the period end	$54,423	$54,393
Average balance during the period	$54,406	$61,653
Average interest rate during the period	3.29%	2.99%
Maximum month-end balance during the period	$54,423	$64,128
Average interest rate at the period end	4.17%	2.69%
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
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing and attract new deposits, mitigating any funding dependency on other more volatile sources. Refer to the "Financial Condition as of June 30, 2022 - Deposits" section of this MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to S&T include borrowing availability at the Federal Home Loan Bank, or FHLB, of Pittsburgh, federal funds lines with other financial institutions, the brokered deposit market and borrowing availability through the Federal Reserve Borrower-In-Custody program.
We have contractual obligations representing required future payments on certificates of deposit, securities sold under repurchase agreements, junior subordinated debt securities, operating and capital leases and purchase obligations. See the Liquidity and Capital Resources portion of our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K for more information on these future cash outflows.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At June 30, 2022, S&T Bank had $991.2 million in highly liquid assets which consisted of $263.0 million in interest-bearing deposits with banks, $726.9 million in unpledged securities and $1.3 million in loans held for sale. This resulted in a highly liquid assets to total assets ratio of 10.9 percent at June 30, 2022. Highly liquid assets have declined by $309.8 million when comparing June 30, 2022 to December 31, 2021. The majority of the decrease in liquid assets is attributed to decreases in cash balances which are primarily a result of decreased deposits. At June 30, 2022, we had remaining borrowing availability of $2.8 billion with the FHLB of Pittsburgh. For more information regarding our outstanding borrowings refer to the "Financial Condition as of June 30, 2022 - Borrowings" section of this MD&A for more details.
We continue to maintain a strong capital position with our leverage ratio at 10.25 percent at June 30, 2022 compared to 9.74 percent at December 31, 2021, both in excess of the regulatory guideline of 5.00 percent. We continue to be well-capitalized with a risk-based Common Equity Tier 1 ratio of 12.34 percent at June 30, 2022 compared to 12.03 percent at December 31, 2021, both in excess of the regulatory guideline of 6.50 percent to be well-capitalized.
The following table summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	June 30, 2022		December 31, 2021
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$915,985	10.25%	$889,785	9.74%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	886,985	12.34%	860,785	12.03%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	915,985	12.74%	889,785	12.43%
Total capital to risk-weighted assets	8.00%	10.00%	1,023,119	14.23%	987,420	13.79%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$890,488	9.97%	$864,127	9.46%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	890,488	12.39%	864,127	12.09%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	890,488	12.39%	864,127	12.09%
Total capital to risk-weighted assets	8.00%	10.00%	997,622	13.89%	961,762	13.45%
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
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of June 30, 2022, we had not issued any securities pursuant to this shelf registration statement.
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
The table below reflects the rate shock analyses results for the 1-12 and 13-24 month periods of pretax net interest income and EVE.

	June 30, 2022			December 31, 2021
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	30.1	36.4	(4.0)	30.4	40.3	18.4
300	22.6	27.5	1.1	22.5	30.0	19.9
200	15.2	18.5	4.0	14.9	20.2	18.4
100	7.6	9.4	3.9	7.0	9.9	11.9
-100	(9.2)	(11.8)	(10.5)	(4.6)	(8.4)	(26.3)

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
Our rate shock analyses show less improvement in the percentage change in pretax net interest income in the rates up scenarios and a larger decline in the rates down scenario when comparing June 30, 2022 to December 31, 2021. We benefit less in the increasing rate scenarios because we have less excess cash. We have a larger decline in the decreasing rate scenario because the higher rate environment has increased our asset yields while our liability costs have remain unchanged to date. A decline in interest rates would result in less interest income with limited interest expense reduction. Our EVE analyses show a decline in the percentage change in EVE in the rates up scenarios and an improvement in the rates down scenario when comparing June 30, 2022 to December 31, 2021. The EVE changes are due to the impact of interest rates on the value of nonmaturity deposits.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of June 30, 2022. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2022, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None

S&T BANCORP, INC. AND SUBSIDIARIES

Item 1A. Risk Factors
There have been no material changes to the risk factors that we have previously disclosed in Part I, Item 1A – “Risk Factors” in our 2021 Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022 other than the risks described below.
Russia’s invasion of Ukraine has created significant economic and financial disruptions and uncertainties, which could adversely affect our business, financial condition and results of operations
In late February 2022, Russia launched a large-scale military attack on Ukraine. In response to the military action by Russia, government actions, including broad-ranging economic sanctions against Russia, have been taken by the United States, the United Kingdom, the European Union and other countries. The U.S. and global markets are experiencing volatility and disruption following the start of this military conflict and imposition of sanctions, impacting the financial and commodities markets. The continued impact on financial markets, including the level and volatility of interest rates, could impact our earnings. Furthermore, continued increases in commodity prices contributing to higher inflation could negatively impact our customers and our earnings. Russian military actions and the resulting sanctions could further adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. In addition, Russia may take retaliatory actions and other counter measures including cyberattacks against the U.S., its government, infrastructure and businesses, including S&T. Although the extent and duration of the military action or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility and the result of any diplomatic negotiations remains uncertain, these consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our common stock to be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table is a summary of our purchases of common stock during the second quarter of 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Approximate dollar value of shares that may yet be purchased under the plan
				$37,441,683
04/01/2022 - 04/30/2022	—	$—	—	37,441,683

05/01/2022 - 05/31/2022	—	—	—	37,441,683

06/01/2022 - 06/30/2022	151,220	27.4611	151,220	33,289,015
Total	151,220	$27.4611	151,220	$33,289,015
(1) On March 21, 2022, our Board of Directors authorized an extension of the $50 million share repurchase plan, which was set to expire March 31, 2022. This authorization extended the expiration date of the repurchase plan through March 31, 2023. The plan permits S&T to repurchase from time to time up to the previously authorized $50 million in aggregate value of shares of S&T's common stock, with $33.3 million of capacity remaining at June 30, 2022, through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and S&T's financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund repurchases from cash on hand and internally generated funds. Share repurchases will not occur unless permissible under applicable laws.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None

S&T BANCORP, INC. AND SUBSIDIARIES

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated June 5, 2019, by and between DNB Financial Corporation and S&T Bancorp, Inc. Filed as Exhibit 2.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on June 5, 2019, and incorporated herein by reference.
10.1	Severance Agreement dated June 7, 2022 by and between George Basara and S&T Bancorp, Inc. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on June 10, 2022, and incorporated herein by reference.*
10.2	Form of Restricted Stock Unit Award Agreement - LTIP.*	Filed herewith.
10.3	Form of Restricted Stock Unit Award Agreement - Non-LTIP.*	Filed herewith.
10.4	Form of Restricted Stock Unit Award Agreement - Directors.*	Filed herewith.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)
* Management Contract or Compensatory Plan or Arrangement

S&T BANCORP, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

August 3, 2022	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)