Form 10-Q
period 2022-09-30
S&T BANCORP INC
filed 2022-11-02
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Common Stock, $2.50 Par Value - 39,003,545 shares as of October 31, 2022

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $61,186 and $857,192 at September 30, 2022 and December 31, 2021	$134,903	$922,215
Securities, at fair value	997,428	910,793
Loans held for sale	1,039	1,522
Portfolio loans, net of unearned income	7,096,916	6,999,990
Allowance for credit losses	(99,694)	(98,576)
Portfolio loans, net	6,997,222	6,901,414
Bank owned life insurance	84,778	83,685
Premises and equipment, net	49,802	52,632
Federal Home Loan Bank and other restricted stock, at cost	10,900	9,519
Goodwill	373,424	373,424
Other intangible assets, net	5,743	6,895
Other assets	280,730	226,430
Total Assets	$8,935,969	$9,488,529
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,663,176	$2,748,586
Interest-bearing demand	847,825	979,133
Money market	1,818,642	2,070,579
Savings	1,128,169	1,110,155
Certificates of deposit	952,785	1,088,071
Total Deposits	7,410,597	7,996,524
Securities sold under repurchase agreements	—	84,491
Short-term borrowings	35,000	—
Long-term borrowings	14,853	22,430
Junior subordinated debt securities	54,438	54,393
Other liabilities	267,900	124,237
Total Liabilities	7,782,788	8,282,075
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at September 30, 2022 and December 31, 2021 Outstanding—39,012,773 shares at September 30, 2022 and 39,351,194 shares at December 31, 2021	103,623	103,623
Additional paid-in capital	405,506	403,095
Retained earnings	835,684	773,659
Accumulated other comprehensive loss	(114,967)	(7,090)
Treasury stock — 2,436,671 shares at September 30, 2022 and 2,098,250 shares at December 31, 2021, at cost	(76,665)	(66,833)
Total Shareholders’ Equity	1,153,181	1,206,454
Total Liabilities and Shareholders’ Equity	$8,935,969	$9,488,529
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME
Loans, including fees	$83,035	$66,914	$218,646	$204,088
Investment Securities:
Taxable	6,305	4,176	17,236	11,532
Tax-exempt	380	595	1,346	2,098
Dividends	115	84	315	409
Total Interest and Dividend Income	89,835	71,769	237,543	218,127
INTEREST EXPENSE
Deposits	5,197	2,439	8,840	8,572
Borrowings and junior subordinated debt securities	840	619	1,978	1,881
Total Interest Expense	6,037	3,058	10,818	10,453
NET INTEREST INCOME	83,798	68,711	226,725	207,674
Provision for credit losses	2,498	3,388	5,190	9,087
Net Interest Income After Provision for Credit Losses	81,300	65,323	221,535	198,587
NONINTEREST INCOME
Net gain on sale of securities	198	—	198	29
Debit and credit card	4,768	4,579	14,587	13,486
Service charges on deposit accounts	4,333	3,923	12,488	11,039
Wealth management	3,212	3,464	9,701	9,576
Mortgage banking	425	2,162	1,906	8,206
Other	1,824	1,718	3,736	6,257
Total Noninterest Income	14,760	15,846	42,616	48,593
NONINTEREST EXPENSE
Salaries and employee benefits	26,700	25,228	75,223	73,070
Data processing and information technology	4,220	4,001	12,759	12,012
Occupancy	3,490	3,660	11,006	10,921
Furniture, equipment and software	2,915	2,745	8,631	7,787
Professional services and legal	1,851	1,550	6,180	4,718
Other taxes	1,559	1,830	4,778	5,098
Marketing	1,367	890	4,252	3,208
FDIC insurance	598	1,210	2,417	3,180
Other	6,933	6,127	20,225	18,742
Total Noninterest Expense	49,633	47,241	145,471	138,736
Income Before Taxes	46,427	33,928	118,680	108,444
Income tax expense	9,178	6,330	23,430	20,578
Net Income	$37,249	$27,598	$95,250	$87,866
Earnings per share—basic	$0.95	$0.71	$2.43	$2.25
Earnings per share—diluted	$0.95	$0.70	$2.43	$2.24
Dividends declared per share	$0.30	$0.28	$0.89	$0.84
Comprehensive (Loss) Income	$(10,547)	$22,964	$(12,627)	$77,866
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended September 30, 2021
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at June 30, 2021	$103,623	$402,053	$746,472	$3,605	$(67,020)	$1,188,733
Net income for the three months ended September 30, 2021	—	—	27,598	—	—	27,598
Other comprehensive loss, net of tax	—	—	—	(4,634)	—	(4,634)
Cash dividends declared ($0.28 per share)	—	—	(10,991)	—	—	(10,991)
Treasury stock issued for restricted stock awards (25,459 shares)	—	—	(811)	—	811	—
Forfeitures of restricted stock awards (3,331 shares)	—	—	106	—	(106)	—
Recognition of restricted stock compensation expense	—	975	—	—	—	975
Balance at September 30, 2021	$103,623	$403,028	$762,374	$(1,029)	$(66,315)	$1,201,681
See Notes to Consolidated Financial Statements

	Three months ended September 30, 2022
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at June 30, 2022	$103,623	$404,841	$809,644	$(67,171)	$(72,579)	$1,178,358
Net income for the three months ended September 30, 2022	—	—	37,249	—	—	37,249
Other comprehensive loss, net of tax	—	—	—	(47,796)	—	(47,796)
Cash dividends declared ($0.30 per share)	—	—	(11,747)	—	—	(11,747)
Forfeitures of restricted stock awards (18,943 shares)	—	—	538	—	(602)	(64)
Repurchase of S&T stock (117,283 shares)	—	—	—	—	(3,484)	(3,484)
Recognition of restricted stock compensation expense	—	665	—	—	—	665
Balance at September 30, 2022	$103,623	$405,506	$835,684	$(114,967)	$(76,665)	$1,153,181
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Nine months ended September 30, 2021
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2021	$103,623	$400,668	$710,061	$8,971	$(68,612)	$1,154,711
Net income for the nine months ended September 30, 2021	—	—	87,866	—	—	87,866
Other comprehensive loss, net of tax	—	—	—	(10,000)	—	(10,000)
Cash dividends declared ($0.84 per share)	—	—	(32,954)	—	—	(32,954)
Treasury stock issued for restricted stock awards (125,170 shares)	—	—	(3,988)	—	3,988	—
Forfeitures of restricted stock awards (55,330 shares)	—	—	1,389	—	(1,691)	(302)
Recognition of restricted stock compensation expense	—	2,360	—	—	—	2,360
Balance at September 30, 2021	$103,623	$403,028	$762,374	$(1,029)	$(66,315)	$1,201,681
See Notes to Consolidated Financial Statements

	Nine months ended September 30, 2022
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2022	$103,623	$403,095	$773,659	$(7,090)	$(66,833)	$1,206,454
Net income for the nine months ended September 30, 2022	—	—	95,250	—	—	95,250
Other comprehensive loss, net of tax	—	—	—	(107,877)	—	(107,877)
Cash dividends declared ($0.89 per share)	—	—	(34,922)	—	—	(34,922)
Treasury stock issued for restricted stock awards (4,250 shares)	—	—	(135)	—	135	—
Forfeitures of restricted stock awards (74,168 shares)	—	—	1,832	—	(2,330)	(498)
Repurchase of S&T Stock (268,503 shares)	—	—	—	—	(7,637)	(7,637)
Recognition of restricted stock compensation expense	—	2,411	—	—	—	2,411
Balance at September 30, 2022	$103,623	$405,506	$835,684	$(114,967)	$(76,665)	$1,153,181
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(dollars in thousands)	2022	2021
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$205,236	$171,740
INVESTING ACTIVITIES
Purchases of securities	(353,088)	(226,971)
Proceeds from maturities, prepayments and calls of securities	117,377	109,499
Proceeds from sales of securities	30,490	1,917
Proceeds from redemption of Federal Home Loan Bank stock	18,186	19,694
Purchases of Federal Home Loan Bank stock	(19,567)	(16,557)
Net (increase) decrease in loans	(101,919)	220,854
Proceeds from sale of portfolio loans	4,326	3,438
Purchases of premises and equipment	(2,877)	(2,110)
Proceeds from the sale of premises and equipment	251	14
Proceeds from life insurance settlement	214	353
Net Cash (Used in) Provided by Investing Activities	(306,607)	110,131
FINANCING ACTIVITIES
Net (decrease) increase in core deposits	(450,642)	710,776
Net (decrease) in certificates of deposit	(135,227)	(186,115)
Net (decrease) increase in securities sold under repurchase agreements	(84,491)	7,423
Net increase (decrease) in short-term borrowings	35,000	(75,000)
Repayments on long-term borrowings	(7,577)	(988)
Repurchase of shares for taxes on restricted stock	(498)	(302)
Cash dividends paid to common shareholders	(34,869)	(32,954)
Repurchase of common stock	(7,637)	—
Net Cash (Used in) Provided by Financing Activities	(685,941)	422,840
Net (decrease) increase in cash and cash equivalents	(787,312)	704,711
Cash and cash equivalents at beginning of period	922,215	229,666
Cash and Cash Equivalents at End of Period	$134,903	$934,377

Supplemental Disclosures
Loans transferred to held for sale	$—	$4,467
Cash paid for interest	$10,152	$12,200
Cash paid for income taxes, net of refunds	$19,725	$19,183
Transfers of loans to other real estate owned	$23	$12,392
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
Accounting Policy for Derivative Instruments and Hedging Activities
During the nine months ended September 30, 2022, we entered into interest rate swaps designated as cash flow hedges to hedge the variable cash flows associated with existing variable rate assets. We have updated our accounting policy for derivative instruments and hedging activities to include hedge accounting.
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
We have entered into agreements with counterparty financial institutions, which include master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. We elect, however, to account for all derivatives with counterparty institutions on a gross basis.
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
ASU 2022-02 requires a creditor to apply the loan refinancing and restructuring guidance in ASC 310-205 (consistent with the accounting for other loan modifications) to determine whether a modification results in a new loan or a continuation of an existing loan. It also requires enhanced disclosures for modifications in the form of interest rate reductions, principal forgiveness, other-than-insignificant payment delays or term extensions (or combinations thereof) of loans made to borrowers experiencing financial difficulty. Disclosures are required regardless of whether a modification of a loan to a borrower experiencing financial difficulty results in a new loan. The objective of the disclosures is to provide information about the type and magnitude of modifications and the degree of their success in mitigating potential credit losses.
The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, and interim periods therein. Early adoption is permitted, however, we have not elected to do so. We are currently in the process of developing new reporting and processes in order adhere to the new disclosure requirements. We anticipate using a modified retrospective transition approach, which would result in a cumulative effect adjustment being record to retained earnings related to the elimination of TDRs. While we are currently evaluating the impact of this ASU, we do not expect it to have a material impact on our consolidated financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. EARNINGS PER SHARE
Diluted earnings per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted earnings per share. The two-class method was used to determine earnings per share for the three and nine months ended September 30, 2022 and 2021. The following table reconciles the numerators and denominators of basic and diluted earnings per share calculations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Numerator for Earnings per Share—Basic and Diluted:
Net income	$37,249	$27,598	$95,250	$87,866
Less: Income allocated to participating shares	98	125	223	408
Net Income Allocated to Shareholders	$37,151	$27,473	$95,027	$87,458
Denominator for Earnings per Share - Basic and Diluted:
Weighted Average Shares Outstanding—Basic	38,937,771	39,060,616	39,030,325	39,044,412
Add: Average participating shares outstanding	37,374	1,464	18,826	458
Denominator for Two-Class Method—Diluted	38,975,145	39,062,080	39,049,151	39,044,870

Earnings per share—basic	$0.95	$0.71	$2.43	$2.25
Earnings per share—diluted	$0.95	$0.70	$2.43	$2.24
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	655	163	1,027	615
NOTE 3. FAIR VALUE MEASUREMENTS
We use fair value measurements when recording and disclosing certain financial assets and liabilities. Debt securities, equity securities and derivative financial instruments are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other financial instruments at fair value on a nonrecurring basis, such as loans held for sale, individually assessed loans, other real estate owned, or OREO, and other repossessed assets, mortgage servicing rights, or MSRs, and certain other assets.
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
There have been no changes in our valuation methodologies during the three and nine months ended September 30, 2022. Refer to Note 1 of the Notes to Consolidated Financial Statements in our 2021 Form 10-K for more information on the valuation methodologies that we use for financial instruments recorded at fair value on a recurring or nonrecurring basis.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	September 30, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$120,825	$—	$—	$120,825
Obligations of U.S. government corporations and agencies	—	51,784	—	51,784
Collateralized mortgage obligations of U.S. government corporations and agencies	—	419,719	—	419,719
Residential mortgage-backed securities of U.S. government corporations and agencies	—	41,984	—	41,984
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	323,469	—	323,469
Corporate obligations	—	500	—	500
Obligations of states and political subdivisions	—	38,122	—	38,122
Total Available-for-sale Debt Securities	120,825	875,578	—	996,403
Marketable equity securities	963	62	—	1,025
Total Securities	121,788	875,640	—	997,428
Securities held in a deferred compensation plan	7,354	—	—	7,354
Derivative financial assets:
Interest rate swaps - commercial loans	—	88,888	—	88,888
Forward sale contracts - mortgage loans	—	—	8	8
Total Assets	$129,142	$964,528	$8	$1,093,678
LIABILITIES
Derivative financial liabilities:
Interest rate swaps - commercial loans	$—	$88,920	$—	$88,920
Interest rate lock commitments	—	—	3	3
Interest rate swaps - cash flow hedge	—	22,724	—	22,724
Total Liabilities	$—	$111,644	$3	$111,647

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$95,327	$—	$—	$95,327
Obligations of U.S. government corporations and agencies	—	70,348	—	70,348
Collateralized mortgage obligations of U.S. government corporations and agencies	—	270,294	—	270,294
Residential mortgage-backed securities of U.S. government corporations and agencies	—	56,793	—	56,793
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	341,300	—	341,300
Corporate obligations	—	500	—	500
Obligations of states and political subdivisions	—	75,089	—	75,089
Total Available-for-sale Debt Securities	95,327	814,324	—	909,651
Marketable equity securities	1,061	81	—	1,142
Total Securities	96,388	814,405	—	910,793
Securities held in a deferred compensation plan	10,230	—	—	10,230
Derivative financial assets:
Interest rate swaps - commercial loans	—	33,528	—	33,528
Interest rate lock commitments	—	—	401	401
Forward sale contracts - mortgage loans	—	—	4	4
Total Assets	$106,618	$847,933	$405	$954,956
LIABILITIES
Derivative financial liabilities:
Interest rate swaps - commercial loans	$—	$33,631	$—	$33,631
Total Liabilities	$—	$33,631	$—	$33,631

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our consolidated financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either September 30, 2022 or December 31, 2021.
There were no Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2022. Level 3 assets measured at fair value on a nonrecurring basis and the significant unobservable inputs used in the fair value measurements as of December 31, 2021 were as follows:

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the carrying values and fair values of our financial instruments at the dates presented:

	Carrying Value(1)	Fair Value Measurements at September 30, 2022
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$134,903	$134,903	$134,903	$—	$—
Securities	997,428	997,428	121,788	875,640	—
Loans held for sale	1,039	1,039	—	—	1,039
Portfolio loans, net	6,997,222	6,729,260	—	—	6,729,260
Collateral receivable	5,529	5,529	5,529	—	—
Securities held in a deferred compensation plan	7,354	7,354	7,354	—	—
Mortgage servicing rights	7,374	7,374	—	—	7,374
Interest rate swaps - commercial loans	88,888	88,888	—	88,888	—
Forward sale contracts	8	8	—	—	8
LIABILITIES
Deposits	$7,410,597	$7,382,732	$6,457,813	$924,919	$—
Collateral payable	69,183	69,183	69,183	—	—
Short-term borrowings	35,000	35,000	35,000	—	—
Long-term borrowings	14,853	14,257	4,156	10,101	—
Junior subordinated debt securities	54,438	54,438	54,438	—	—
Interest rate swaps - commercial loans	88,920	88,920	—	88,920	—
Interest rate swaps - cash flow hedge	22,724	22,724	—	22,724	—
Interest rate lock commitments	3	3	—	—	3
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2021
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$922,215	$922,215	$922,215	$—	$—
Securities	910,793	910,793	96,388	814,405	—
Loans held for sale	1,522	1,522	—	—	1,522
Portfolio loans, net	6,901,414	6,815,468	—	—	6,815,468
Collateral receivable	37,363	37,363	37,363	—	—
Securities held in a deferred compensation plan	10,230	10,230	10,230	—	—
Mortgage servicing rights	7,677	7,677	—	—	7,677
Interest rate swaps	33,528	33,528	—	33,528	—
Interest rate lock commitments	401	401	—	—	401
Forward sale contracts	4	4	—	—	4
LIABILITIES
Deposits	$7,996,524	$7,992,942	$6,908,453	$1,084,489	$—
Securities sold under repurchase agreements	84,491	84,491	84,491	—	—
Short-term borrowings	—	—	—	—	—
Long-term borrowings	22,430	22,678	4,300	18,378	—
Junior subordinated debt securities	54,393	54,393	54,393	—	—
Interest rate swaps - commercial loans	33,631	33,631	—	33,631	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. SECURITIES
The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	September 30, 2022	December 31, 2021
Available-for-sale debt securities	$996,403	$909,651
Marketable equity securities	1,025	1,142
Total Securities	$997,428	$910,793
Available-for-Sale Debt Securities
The following tables present the amortized cost and fair value of available-for-sale debt securities as of the dates presented:

	September 30, 2022				December 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$135,554	$—	$(14,729)	$120,825	$95,954	$115	$(742)	$95,327
Obligations of U.S. government corporations and agencies	53,515	—	(1,731)	51,784	68,599	1,749	—	70,348
Collateralized mortgage obligations of U.S. government corporations and agencies	470,935	—	(51,216)	419,719	270,696	2,408	(2,810)	270,294
Residential mortgage-backed securities of U.S. government corporations and agencies	50,625	3	(8,644)	41,984	57,029	392	(628)	56,793
Commercial mortgage-backed securities of U.S. government corporations and agencies	350,550	—	(27,081)	323,469	336,918	5,969	(1,587)	341,300
Corporate obligations	500	—	—	500	500	—	—	500
Obligations of states and political subdivisions	39,320	14	(1,212)	38,122	70,539	4,550	—	75,089
Total Available-for-Sale Debt Securities (1)	$1,100,999	$17	$(104,613)	$996,403	$900,235	$15,183	$(5,767)	$909,651
(1) Excludes interest receivable of $3.4 million at September 30, 2022 and $3.3 million at December 31, 2021. Interest receivable is included in other assets in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category as of the dates presented:

	September 30, 2022
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	9	$83,694	$(8,943)	4	$37,130	$(5,786)	13	$120,824	$(14,729)
Obligations of U.S. government corporations and agencies	7	46,784	(1,731)	—	—	—	7	46,784	(1,731)
Collateralized mortgage obligations of U.S. government corporations and agencies	52	353,504	(35,910)	7	66,215	(15,306)	59	419,719	(51,216)
Residential mortgage-backed securities of U.S. government corporations and agencies	26	7,459	(686)	3	34,337	(7,958)	29	41,796	(8,644)
Commercial mortgage-backed securities of U.S. government corporations and agencies	30	237,751	(12,757)	7	85,718	(14,324)	37	323,469	(27,081)
Corporate obligations	1	500	—	—	—	—	1	500	—
Obligations of states and political subdivisions	5	33,009	(1,212)	—	—	—	5	33,009	(1,212)
Total	130	$762,701	$(61,239)	21	$223,400	$(43,374)	151	$986,101	$(104,613)

	December 31, 2021
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	8	$85,221	$(742)	—	$—	$—	8	$85,221	$(742)
Obligations of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations of U.S. government corporations and agencies	12	141,204	(2,436)	1	8,933	(374)	13	150,137	(2,810)
Residential mortgage-backed securities of U.S. government corporations and agencies	3	46,042	(628)	—	—	—	3	46,042	(628)
Commercial mortgage-backed securities of U.S. government corporations and agencies	7	100,032	(1,587)	—	—	—	7	100,032	(1,587)
Corporate obligations	—	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total	30	$372,499	$(5,393)	1	$8,933	$(374)	31	$381,432	$(5,767)
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit losses or other factors. There were 151 debt securities in an unrealized loss position at September 30, 2022 and 31 debt securities in an unrealized loss position at December 31, 2021. We do not intend to sell and it is more likely than not that we will not be required to sell the securities in an unrealized loss position before recovery of their amortized cost. The unrealized losses on the debt securities were attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated other comprehensive income (loss), for the periods presented:

	September 30, 2022			December 31, 2021
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
Total unrealized gains (losses) on available-for-sale debt securities	$17	$(104,613)	$(104,596)	$15,183	$(5,767)	$9,416
Income tax (expense) benefit	(4)	22,340	22,336	(3,215)	1,221	(1,994)
Net Unrealized Gains (Losses), Net of Tax Included in Accumulated Other Comprehensive Income (Loss)	$13	$(82,273)	$(82,260)	$11,968	$(4,546)	$7,422
The amortized cost and fair value of available-for-sale debt securities at September 30, 2022 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2022
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$18,402	$18,381
Due after one year through five years	128,117	118,811
Due after five years through ten years	70,299	62,733
Due after ten years	11,571	10,806
Available-for-Sale Debt Securities With Fixed Maturities	228,389	210,731
Debt Securities without a single maturity date
Collateralized mortgage obligations of U.S. government corporations and agencies	470,935	419,719
Residential mortgage-backed securities of U.S. government corporations and agencies	50,625	41,984
Commercial mortgage-backed securities of U.S. government corporations and agencies	350,550	323,469
Corporate obligations	500	500
Total Available-for-Sale Debt Securities	$1,100,999	$996,403
Debt securities are pledged in order to meet various regulatory and legal requirements. Restricted pledged securities had a carrying value of $17.9 million at September 30, 2022 and $23.9 million at December 31, 2021. Unrestricted pledged securities had a carrying value of $272.3 million at September 30, 2022 and $443.0 million at December 31, 2021.
Marketable Equity Securities
The following table presents realized and unrealized net gains and losses for our marketable equity securities for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Marketable Equity Securities
Net market gains (losses) recognized	$(60)	$31	$(117)	$175
Less: Net gains recognized for equity securities sold	—	—	—	29
Unrealized Gains (Losses) on Equity Securities Still Held	$(60)	$31	$(117)	$146

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. LOANS AND LOANS HELD FOR SALE
Loans are presented net of unearned income. Unearned income consists of net deferred loan fees and costs of $7.9 million at September 30, 2022 and $14.1 million at December 31, 2021 and a discount related to purchase accounting fair value adjustments of $5.0 million at September 30, 2022 and $6.7 million at December 31, 2021. The following table summarizes the composition of originated and acquired loans as of the dates presented:

(dollars in thousands)	September 30, 2022	December 31, 2021
Commercial
Commercial real estate	$3,134,841	$3,236,653
Commercial and industrial	1,714,714	1,728,969
Commercial construction	390,093	440,962
Total Commercial Loans	5,239,648	5,406,584
Consumer
Consumer real estate	1,730,639	1,485,478
Other consumer	126,629	107,928
Total Consumer Loans	1,857,268	1,593,406
Total Portfolio Loans	7,096,916	6,999,990
Loans held for sale	1,039	1,522
Total Loans (1)	$7,097,955	$7,001,512
(1) Excludes interest receivable of $23.2 million at September 30, 2022 compared to $18.7 million at December 31, 2021. Interest receivable is included in other assets in the Consolidated Balance Sheets.
Commercial and industrial loans, or C&I, included $4.7 million of loans originated under the Paycheck Protection Program, or PPP, at September 30, 2022 compared to $88.3 million at December 31, 2021. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act was signed into law. The CARES Act included the PPP, a program designed to aid small and medium sized businesses through federally guaranteed loans distributed through banks. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. The loans are 100 percent guaranteed by the Small Business Administration, or SBA.
Our business banking segment was $1.2 billion at September 30, 2022 compared to $1.1 billion at December 31, 2021. Business banking consists of commercial purpose loans made to small businesses that are standard, non-complex products evaluated through a streamlined credit approval process that has been designed to maximize efficiency while maintaining high credit quality standards that meet small business market customers’ needs. Business banking consisted of $572.3 million of commercial real estate loans, $213.8 million of C&I loans of which $1.0 million are PPP loans, $14.8 million of commercial construction loans and $377.7 million of loans secured by consumer real estate at September 30, 2022. At December 31, 2021 business banking consisted of $546.1 million of commercial real estate loans, $215.4 million of C&I loans of which $39.7 million are PPP loans, $16.2 million of commercial construction loans and $357.9 million of loans secured by consumer real estate.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments to determine if additional ACL is needed. Total commercial loans represented 73.8 percent of total portfolio loans at September 30, 2022 compared to 77.2 percent at December 31, 2021. Within our commercial portfolio, the CRE and commercial construction portfolios combined comprised $3.5 billion, or 67.3 percent, of total commercial loans and 49.7 percent of total portfolio loans at September 30, 2022 and $3.7 billion, or 68.0 percent, of total commercial loans and 52.5 percent of total portfolio loans at December 31, 2021.
We lend primarily in Pennsylvania and the contiguous states of Ohio, New York, West Virginia and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this geography, resulting in a concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data and information supplied by our customers. We also use subscription services for additional geographic and industry specific information. Our CRE and commercial construction portfolios have exposure outside of this geography of 6.3 percent of the combined portfolios and 3.1 percent of total portfolio loans at September 30, 2022. This compares to 5.7 percent of the combined portfolios and 3.0 percent of total portfolio loans at December 31, 2021.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We evaluate all substandard commercial and consumer loans that have experienced a forbearance or modification of existing terms to determine if they should be designated as troubled debt restructurings, or TDRs.
TDRs can be returned to accruing status if the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring.
The following tables summarize TDRs as of the dates presented:

	September 30, 2022			December 31, 2021
(dollars in thousands)	Accruing TDRs	Nonaccruing TDRs	Total TDRs	Accruing TDRs	Nonaccruing TDRs	Total TDRs
Commercial real estate	$—	$480	$480	$—	$1,697	$1,697
Commercial and industrial	658	—	658	748	14,889	15,637
Commercial construction	1,674	—	1,674	2,190	2,087	4,277
Business banking	607	1,092	1,699	858	1,696	2,554
Consumer real estate	5,981	2,279	8,260	6,122	1,405	7,527
Other consumer	5	9	14	3	—	3
Total	$8,925	$3,860	$12,785	$9,921	$21,774	$31,695
There were two TDRs totaling $0.2 million that returned to accruing status during the three and nine months ended September 30, 2022, compared to one TDR totaling $0.1 million and six TDRs totaling $0.5 million that returned to accruing status during the same periods in 2021.
The following tables present the TDRs by portfolio segment and type of concession for the periods presented:

	Three Months Ended September 30, 2022
	Number of Contracts	Type of Modification					Total Post-Modification Outstanding Recorded Investment(2)	Total Pre-Modification Outstanding Recorded Investment(2)
(dollars in thousands)		Bankruptcy(1)	Other	Extend Maturity	Modify Rate	Modify Payments
Commercial real estate	—	$—	$—	$—	$—	$—	$—	$—
Commercial industrial	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Business banking	—	—	—	—	—	—	—	—
Consumer real estate	6	172	—	—	—	—	172	173
Other consumer	1	9	—	—	—	—	9	12
Total	7	$181	$—	$—	$—	$—	$181	$185
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2022
	Number of Contracts	Type of Modification					Total Post-Modification Outstanding Recorded Investment(2)	Total Pre-Modification Outstanding Recorded Investment(2)
(dollars in thousands)		Bankruptcy(1)	Other	Extend Maturity	Modify Rate	Modify Payments
Commercial real estate	—	$—	$—	$—	$—	$—	$—	$—
Commercial industrial	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Business banking	—	—	—	—	—	—	—	—
Consumer real estate	21	1,204	—	862	—	—	2,066	2,530
Other consumer	2	11	—	—	—	—	11	15
Total	23	$1,215	$—	$862	$—	$—	$2,077	$2,545
(1) Bankruptcy is consumer bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.
(2) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

	Nine Months Ended September 30, 2021
	Number of Contracts	Type of Modification					Total Post-Modification Outstanding Recorded Investment(2,3)	Total Pre-Modification Outstanding Recorded Investment(2,3)
(dollars in thousands)		Bankruptcy(1)	Other	Extend Maturity	Modify Rate	Modify Payments
Commercial real estate	—	$—	$—	$—	$—	$—	$—	$—
Commercial industrial	2	—	—	772	—	5,196	5,968	6,304
Commercial construction	—	—	—	—	—	—	—	—
Business banking	7	—	80	1,420	—	—	1,500	1,551
Consumer real estate	20	866	—	31	—	147	1,045	1,064
Other consumer	—	—	—	—	—	—	—	—
Total	29	$866	$80	$2,223	$—	$5,343	$8,513	$8,919
(1) Bankruptcy is consumer bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.
(2) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(3) Excludes 42 loans totaling $58.9 million that were modified under the CARES Act.

As of September 30, 2022, we had 16 commitments to lend an additional $0.4 million on TDRs compared to 12 commitments to lend an additional $0.3 million as of September 30, 2021. Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place that were restructured within the last 12 months prior to defaulting. There was one TDR that defaulted, totaling $0.1 million, during the three months ended September 30, 2022 and two TDRs that defaulted totaling $0.2 million during the nine months ended September 30, 2022. There were no TDRs that defaulted during the three and nine months ended September 30, 2021.
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	September 30, 2022	December 31, 2021
Nonperforming Assets
Nonaccrual loans	$18,917	$44,517
Nonaccrual TDRs	3,860	21,774
Total Nonaccrual Loans	22,777	66,291
OREO	6,022	13,313
Total Nonperforming Assets	$28,799	$79,604

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the dates presented:

	September 30, 2022
	Risk Rating
(dollars in thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Pass	$228,599	$363,347	$278,153	$432,862	$238,351	$760,947	$21,051	$—	$2,323,310
Special mention	—	—	—	9,407	20,189	118,852	—	—	148,448
Substandard	—	3,226	1,319	12,652	14,937	58,690	—	—	90,824
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate	228,599	366,573	279,472	454,921	273,477	938,489	21,051	—	2,562,582
Commercial and Industrial
Pass	185,389	293,593	97,811	72,039	66,958	137,693	574,820	—	1,428,303
Special mention	—	14,849	—	4,213	2,091	7,193	13,466	—	41,812
Substandard	—	—	—	13,018	1,219	1,979	15,548	—	31,764
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial	185,389	308,442	97,811	89,270	70,268	146,865	603,834	—	1,501,879
Commercial Construction
Pass	83,458	171,331	43,840	32,949	4,331	3,150	28,758	—	367,817
Special mention	—	—	—	5,565	—	—	—	—	5,565
Substandard	—	—	—	—	—	1,897	—	—	1,897
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	83,458	171,331	43,840	38,514	4,331	5,047	28,758	—	375,279
Business Banking
Pass	213,494	240,694	91,018	116,429	86,469	287,074	107,849	679	1,143,706
Special mention	—	85	189	851	3,076	4,796	121	95	9,213
Substandard	—	—	3,082	2,114	2,983	15,760	171	574	24,684
Doubtful	—	—	—	—	—	—	—	—	—
Total Business Banking	213,494	240,779	94,289	119,394	92,528	307,630	108,141	1,348	1,177,603
Consumer Real Estate
Pass	224,054	150,932	93,003	76,097	31,556	198,505	541,548	21,267	1,336,962
Special mention	—	—	—	—	—	895	—	—	895
Substandard	38	89	137	292	1,220	9,797	636	2,899	15,108
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	224,092	151,021	93,140	76,389	32,776	209,197	542,184	24,166	1,352,965
Other Consumer
Pass	17,127	12,046	6,385	4,028	1,399	848	83,463	1,278	126,574
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	4	30	—	—	—	—	34
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	17,127	12,046	6,389	4,058	1,399	848	83,463	1,278	126,608
Pass	952,121	1,231,943	610,210	734,404	429,064	1,388,217	1,357,489	23,224	6,726,672
Special mention	—	14,934	189	20,036	25,356	131,736	13,587	95	205,933
Substandard	38	3,315	4,542	28,106	20,359	88,123	16,355	3,473	164,311
Doubtful	—	—	—	—	—	—	—	—	—
Total Loan Balance	$952,159	$1,250,192	$614,941	$782,546	$474,779	$1,608,076	$1,387,431	$26,792	$7,096,916

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following tables present loan balances by year of origination and performing and nonperforming status for our portfolio segments as of the dates presented:

	September 30, 2022
(dollars in thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Performing	$228,599	$366,573	$279,472	$454,441	$273,477	$931,136	$21,051	$—	$2,554,749
Nonperforming	—	—	—	480	—	7,353	—	—	7,833
Total Commercial Real Estate	228,599	366,573	279,472	454,921	273,477	938,489	21,051	—	2,562,582
Commercial and Industrial
Performing	185,389	308,442	97,811	89,270	70,214	146,814	603,604	—	1,501,544
Nonperforming	—	—	—	—	54	51	230	—	335
Total Commercial and Industrial	185,389	308,442	97,811	89,270	70,268	146,865	603,834	—	1,501,879
Commercial Construction
Performing	83,458	171,331	43,840	38,514	4,331	4,663	28,758	—	374,895
Nonperforming	—	—	—	—	—	384	—	—	384
Total Commercial Construction	83,458	171,331	43,840	38,514	4,331	5,047	28,758	—	375,279
Business Banking
Performing	213,494	240,779	94,289	119,050	90,907	303,348	108,039	1,252	1,171,158
Nonperforming	—	—	—	344	1,621	4,282	102	96	6,445
Total Business Banking	213,494	240,779	94,289	119,394	92,528	307,630	108,141	1,348	1,177,603
Consumer Real Estate
Performing	224,092	150,885	92,672	75,953	32,401	204,232	542,005	23,352	1,345,592
Nonperforming	—	136	468	436	375	4,965	179	814	7,373
Total Consumer Real Estate	224,092	151,021	93,140	76,389	32,776	209,197	542,184	24,166	1,352,965
Other Consumer
Performing	17,127	12,046	6,116	4,058	1,399	717	83,463	1,275	126,201
Nonperforming	—	—	273	—	—	131	—	3	407
Total Other Consumer	17,127	12,046	6,389	4,058	1,399	848	83,463	1,278	126,608
Performing	952,159	1,250,056	614,200	781,286	472,729	1,590,910	1,386,920	25,879	7,074,139
Nonperforming	—	136	741	1,260	2,050	17,166	511	913	22,777
Total Loan Balance	$952,159	$1,250,192	$614,941	$782,546	$474,779	$1,608,076	$1,387,431	$26,792	$7,096,916

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
(dollars in thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Performing	$385,347	$317,359	$461,613	$332,482	$259,723	$865,567	$36,948	$—	$2,659,039
Nonperforming	—		7,107	2,261	6,296	15,824	—	—	31,488
Total Commercial Real Estate	385,347	317,359	468,720	334,743	266,019	881,391	36,948	—	2,690,528
Commercial and Industrial
Performing	437,529	126,371	123,944	86,852	38,540	136,427	548,622	—	1,498,285
Nonperforming	—	—	10,473	60	2,882	43	1,780	—	15,239
Total Commercial and Industrial	437,529	126,371	134,417	86,912	41,422	136,470	550,402	—	1,513,523
Commercial Construction
Performing	142,321	110,562	111,445	16,838	989	10,093	30,036	—	422,284
Nonperforming	—	—	2,087	—	—	384	—	—	2,471
Total Commercial Construction	142,321	110,562	113,532	16,838	989	10,477	30,036	—	424,755
Business Banking
Performing	257,368	107,984	144,689	113,820	81,195	311,673	108,202	1,122	1,126,052
Nonperforming	41	64	287	1,408	694	7,062	28	57	9,641
Total Business Banking	257,409	108,048	144,976	115,228	81,889	318,735	108,230	1,179	1,135,693
Consumer Real Estate
Performing	137,465	100,253	91,689	49,853	39,657	234,297	443,238	23,839	1,120,291
Nonperforming	—	742	476	303	727	4,165	168	713	7,294
Total Consumer Real Estate	137,465	100,995	92,165	50,156	40,384	238,462	443,406	24,552	1,127,585
Other Consumer
Performing	20,059	9,290	7,261	3,093	1,021	6,444	57,903	2,677	107,748
Nonperforming	—	158	—	—	—	—	—	—	158
Total Other Consumer	20,059	9,448	7,261	3,093	1,021	6,444	57,903	2,677	107,906
Performing	1,380,089	771,819	940,641	602,938	421,125	1,564,501	1,224,949	27,638	6,933,699
Nonperforming	41	964	20,430	4,032	10,599	27,478	1,976	770	66,291
Total Loan Balance	$1,380,130	$772,783	$961,071	$606,970	$431,724	$1,591,979	$1,226,925	$28,408	$6,999,990
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	September 30, 2022
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,554,749	$—	$—	$7,833	$7,833	$2,562,582
Commercial and industrial	1,501,512	29	3	335	367	1,501,879
Commercial construction	374,895	—	—	384	384	375,279
Business banking	1,168,727	574	1,857	6,445	8,876	1,177,603
Consumer real estate	1,341,890	2,188	1,514	7,373	11,075	1,352,965
Other consumer	126,027	119	55	407	581	126,608
Total	$7,067,800	$2,910	$3,429	$22,777	$29,116	$7,096,916

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,659,040	$—	$—	$31,488	$31,488	$2,690,528
Commercial and industrial	1,497,755	529	—	15,239	15,768	1,513,523
Commercial construction	421,834	450	—	2,471	2,921	424,755
Business banking	1,124,748	813	491	9,641	10,945	1,135,693
Consumer real estate	1,117,074	1,087	2,130	7,294	10,511	1,127,585
Other consumer	107,492	206	50	158	414	107,906
Total(1)	$6,927,943	$3,085	$2,671	$66,291	$72,047	$6,999,990
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

The following tables present loans on nonaccrual status by class of loan for the year-to-date periods presented:

	September 30, 2022
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$31,488	$7,833	$6,317	$625
Commercial and industrial	15,239	335	—	86
Commercial construction	2,471	384	—	—
Business banking	9,641	6,445	1,092	242
Consumer real estate	7,294	7,373	—	178
Other consumer	158	407	—	1
Total	$66,291	$22,777	$7,409	$1,132
(1) Represents only cash payments received and applied to interest on nonaccrual loans for the nine months ended September 30, 2022.

	December 31, 2021
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$101,070	$31,488	$28,046	$158
Commercial and industrial	16,985	15,239	5,707	74
Commercial construction	384	2,471	2,020	(28)
Business banking	17,122	9,641	1,696	427
Consumer real estate	11,117	7,294	—	496
Other consumer	96	158	—	1
Total	$146,774	$66,291	$37,469	$1,128
(1) Represents only cash payments received and applied to interest on nonaccrual loans for the twelve months ended December 31, 2021.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present collateral-dependent loans by class of loans as of the dates presented:

	September 30, 2022
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets	Investment/Cash	Other
Commercial real estate	$5,837	$—	$480	$—
Commercial and industrial	—	658	—	—
Commercial construction	1,674	—	—	—
Business banking	524	1,175	—	—
Consumer real estate	576	—	—	—
Total	$8,611	$1,833	$480	$—

	December 31, 2021
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets	Investment/Cash	Other
Commercial real estate	$28,046	$—	$—	$—
Commercial and industrial	259	4,905	—	10,473
Commercial construction	4,210	—	—	—
Business banking	910	1,636	—	—
Consumer real estate	1,031	—	—	—
Total	$34,456	$6,541	$—	$10,473
The following tables present activity in the ACL for the periods presented:

	Three Months Ended September 30, 2022
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$45,314	$21,526	$6,583	$12,157	$9,673	$2,842	$98,095
Provision for credit losses on loans(1)	(2,997)	3,806	(1,159)	950	1,075	634	2,309
Charge-offs	(628)	—	—	(178)	(161)	(272)	(1,239)
Recoveries	145	6	—	242	39	97	529
Net (Charge-offs)/ Recoveries	(483)	6	—	64	(122)	(175)	(710)
Balance at End of Period	$41,834	$25,338	$5,424	$13,171	$10,626	$3,301	$99,694
(1) Excludes the provision for credits losses for unfunded commitments.

	Three Months Ended September 30, 2021
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$63,186	$14,426	$5,905	$14,756	$8,647	$2,717	$109,637
Provision for credit losses on loans(1)	(7,856)	11,599	1,391	(2,689)	(80)	(63)	2,302
Charge-offs	(3,661)	(2)	(56)	(167)	(76)	(245)	(4,207)
Recoveries	1	216	2	241	33	123	616
Net (Charge-offs)/Recoveries	(3,660)	214	(54)	74	(43)	(122)	(3,591)
Balance at End of Period	$51,670	$26,239	$7,242	$12,141	$8,524	$2,532	$108,348
(1) Excludes the provision for credit losses for unfunded commitments.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2022
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$50,700	$19,727	$5,355	$11,338	$8,733	$2,723	$98,576
Provision for credit losses on loans(1)	(8,471)	4,573	68	3,158	2,083	1,393	2,804
Charge-offs	(827)	(5,797)	—	(1,924)	(299)	(1,052)	(9,899)
Recoveries	432	6,835	1	599	109	237	8,213
Net (Charge-offs)/Recoveries	(395)	1,038	1	(1,325)	(190)	(815)	(1,686)
Balance at End of Period	$41,834	$25,338	$5,424	$13,171	$10,626	$3,301	$99,694
(1) Excludes the provision for credits losses for unfunded commitments.

	Nine Months Ended September 30, 2021
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking(1)	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$65,656	$16,100	$7,239	$15,917	$10,014	$2,686	$117,612
Provision for credit losses on loans(1)	(2,922)	14,552	54	(2,736)	(1,335)	(1)	7,612
Charge-offs	(12,030)	(4,777)	(56)	(1,494)	(422)	(698)	(19,477)
Recoveries	966	364	5	454	267	545	2,601
Net (Charge-offs)/Recoveries	(11,064)	(4,413)	(51)	(1,040)	(155)	(153)	(16,876)
Balance at End of Period	$51,670	$26,239	$7,242	$12,141	$8,524	$2,532	$108,348
(1) Excludes the provision for credits losses for unfunded commitments.
The C&I portfolio included $4.7 million of loans originated under the PPP program at September 30, 2022 compared to $181.0 million at September 30, 2021. The PPP loans do not have an ACL since the loans are 100 percent guaranteed by the SBA.
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
For designated derivatives that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are received on variable rate assets. During the next twelve months, we estimate that an additional $8.4 million will be reclassified as a decrease to interest income.

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
Interest rate swaps with customers and the corresponding offsetting interest rate swap with a financial institution are considered derivatives but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives are recorded in current earnings and included in other noninterest income in the Condensed Consolidated Statements of Comprehensive Income (Loss).
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
The following table indicates the amounts representing the value of derivative assets and derivative liabilities for the dates presented:

	Derivative Assets (Included in Other Assets)				Derivative Liabilities (Included in Other Liabilities)
	September 30, 2022		December 31, 2021		September 30, 2022		December 31, 2021
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts - cash flow hedge	$—	$—	$—	$—	$500,000	$22,724	$—	$—
Total Derivatives Designated as Hedging Instruments	$—	$—	$—	$—	$500,000	$22,724	$—	$—

Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	$996,542	$88,888	$1,017,178	$33,528	$996,542	$88,920	$1,017,178	$33,361
Interest rate lock commitments - mortgage loans	—	—	12,148	401	216	3	—	—
Forward sales contracts - mortgage loans	325	8	8,436	4	—	—	—	—
Total Derivatives Not Designated as Hedging Instruments	$996,867	$88,896	$1,037,762	$33,933	$996,758	$88,923	$1,017,178	$33,361

Total Derivatives	$996,867	$88,896	$1,037,762	$33,933	$1,496,758	$111,647	$1,017,178	$33,631

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table indicates the gross amounts of interest rate swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Gross amounts recognized	$88,918	$37,289	$111,644	$37,392
Gross amounts offset	(30)	(3,761)	—	(3,761)
Net amounts presented in the Consolidated Balance Sheets	88,888	33,528	111,644	33,631
Netting adjustments (1)	(16,048)	—	(16,048)	—
Cash collateral (2)	(69,183)	—	(5,529)	(33,631)
Net Amount	$3,657	$33,528	$90,067	$—
(1) Netting adjustments represents the amounts recorded to convert derivatives assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance..
(2) Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess cash collateral, if any, is not reflected above.

The following table presents the effect of the cash flow hedges on OCI and on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three month periods presented:

	Amount of Loss Recognized in Other Comprehensive Income		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Income
(dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedge	$(13,256)	$—	$222	$—
Total	$(13,256)	$—	$222	$—
The following table presents the effect of the cash flow hedges on OCI and on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine month periods presented:

	Amount of Loss Recognized in Other Comprehensive Income		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Income
(dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedge	$(17,875)	$—	$947	$—
Total	$(17,875)	$—	$947	$—

The following table indicates the gain or loss recognized in income on derivatives not designated as hedging instruments for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$64	$22	$71	$337
Interest rate lock commitments—mortgage loans	(58)	192	(404)	712
Forward sale contracts—mortgage loans	9	(325)	4	(2,314)
Total Derivatives Gain (Loss)	$15	$(111)	$(329)	$(1,265)

The gain or loss recognized on commercial loan swap contracts is included in other income and the gain or loss on mortgage loan interest rate lock commitments and forward sales contracts is included in mortgage banking on the Condensed Consolidated Statements of Comprehensive Income (Loss).

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
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	September 30, 2022	December 31, 2021
Commitments to extend credit	$2,689,993	$2,583,957
Standby letters of credit	70,402	87,335
Total	$2,760,395	$2,671,292
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
The following table presents activity in the allowance for credit losses on unfunded loan commitments for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at beginning of period	$7,387	$4,858	$5,189	$4,467
Provision for credit losses	189	1,085	2,387	1,476
Total	$7,576	$5,943	$7,576	$5,943
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. OTHER COMPREHENSIVE LOSS
The following table presents the change in components of other comprehensive loss for the periods presented, net of tax effects.

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(dollars in thousands)	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
Change in net unrealized losses on available-for-sale debt securities	$(42,741)	$9,121	$(33,620)	$(5,676)	$1,211	$(4,465)
Change in interest rate swap	(16,852)	3,596	(13,256)	—	—	—
Adjustment to funded status of employee benefit plans (1)	(1,170)	250	(920)	(215)	46	(169)
Other Comprehensive Loss	$(60,763)	$12,967	$(47,796)	$(5,891)	$1,257	$(4,634)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(dollars in thousands)	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Change in net unrealized losses on available-for-sale debt securities	$(114,011)	$24,325	$(89,686)	$(15,065)	$3,215	$(11,850)
Change in interest rate swap	(22,724)	4,849	(17,875)	—	—	—
Adjustment to funded status of employee benefit plans (1)	(416)	100	(316)	2,351	(501)	1,850
Other Comprehensive Loss	$(137,151)	$29,274	$(107,877)	$(12,714)	$2,714	$(10,000)

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
The following table presents repurchase activity for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Value of shares authorized to repurchase	$50,000	$50,000	$50,000	$50,000
Remaining plan capacity at the beginning of the period	$33,289	$37,442	$37,442	$37,442
Total shares repurchased	117,283	—	268,503	—
Average share price for the period	$29.71	$—	$28.44	$—
Total cost of repurchases	$3,484	$—	$7,637	$—
Remaining plan capacity at the end of the period	$29,805	$37,442	$29,805	$37,442

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations for the three and nine months ended September 30, 2022 and 2021. Our MD&A should be read in conjunction with our Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.

Important Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting S&T and its future business and operations. Forward looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses and the credit risk of our commercial and consumer loan products; changes in the level of charge-offs and changes in estimates of the adequacy of the allowance for credit losses, or ACL; cyber security concerns; rapid technological developments and changes; operational risks or risk management failures by us or critical third parties, including fraud risk; our ability to manage our reputational risks; sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; the transition from LIBOR as a reference rate; regulatory supervision and oversight, including changes in regulatory capital requirements and our ability to address those requirements; unanticipated changes in our liquidity position; changes in accounting policies, practices, or guidance; legislation affecting the financial services industry as a whole, and S&T, in particular; climate change and related legislative and regulatory initiatives; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; reliance on significant customer relationships; an interruption or cessation of an important service by a third-party provider; our ability to attract and retain talented executives and employees, particularly in light of the strong competition in the marketplace; our ability to successfully manage our CEO transition; general economic or business conditions, including the strength of regional economic conditions in our market area; macroeconomic conditions including inflation and economic uncertainty; the duration and severity of the coronavirus, or COVID-19 pandemic, both in our principal area of operations and nationally, including the ultimate impact of the pandemic on the economy generally and on our operations; our participation in the Paycheck Protection Program; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; the stability of our core deposit base and access to contingency funding; re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. Further, we view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates as of September 30, 2022 remained unchanged from the disclosures presented in our 2021 Form 10-K under Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $8.9 billion at September 30, 2022. We operate in Pennsylvania, Ohio and New York. We provide a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA”.
We earn revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. We incur expenses for the cost of deposits and other funding sources, provision for credit losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.
On August 23, 2021, Christopher McComish joined S&T as our new chief executive officer. He brings over 34 years of proven banking leadership with a track record of growth and transformation of commercial, consumer and wealth businesses. Additionally, we have elevated proven internal leaders and attracted external talent from larger banking institutions to position us for future growth. Our priorities for 2022 and beyond include pursuing high impact growth initiatives, ensuring rigorous credit risk and enterprise governance practices, advancing strategic infrastructure and platform investments, including enhancing our digital platform, investing in organization talent and performance and promoting stakeholder engagement.
Earnings Summary
The following table presents a summary of key profitability metrics for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$37,249	$27,598	$95,250	$87,866
Earnings per share - diluted	$0.95	$0.70	$2.43	$2.24
Return on average assets	1.64%	1.15%	1.38%	1.26%
Return on average shareholders' equity	12.47%	9.13%	10.73%	9.96%
Return on average tangible shareholders' equity (non-GAAP)	18.46%	13.53%	15.91%	14.87%

Net income increased $9.7 million for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to an increase in net interest income of $15.1 million partially offset by an increase in noninterest expense and income tax expense of $2.4 million and $2.8 million. Net income increased $7.4 million for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to an increase in net interest income of $19.1 million offset by an increase of $6.7 million in noninterest expense and a decrease of $6.0 million in noninterest income.
Net interest income increased $15.1 million and $19.1 million for the three and nine months ended September 30, 2022 compared to the same periods in 2021. Interest and dividend income increased $18.1 million and $19.4 million for the three and nine months ended September 30, 2022. Interest expense increased $3.0 million and $0.4 million for the three and nine months ended September 30, 2022. The net interest margin, or NIM, on an FTE basis (non-GAAP) increased 90 and 33 basis points for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The increases in net interest income and NIM on an FTE basis (non-GAAP) were primarily due to higher interest rates during 2022.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The provision for credit losses decreased $0.9 million and $3.9 million to $2.5 million and $5.2 million for the three and nine months ended September 30, 2022 compared to $3.4 million and $9.1 million for the same periods in 2021. The decrease in the provision for credit losses was due to a reduction in net charge-offs, lower specific reserves and a decrease in the quantitative reserve mainly due to improvement in our hotel portfolio.
Noninterest income decreased $1.1 million to $14.8 million for the three months ended September 30, 2022 and decreased $6.0 million to $42.6 million for the nine months ended September 30, 2022 compared to the same periods in 2021. Mortgage banking income decreased $1.7 million for the three months ended September 30, 2022 and decreased $6.3 million for the nine months ended September 30, 2022. Higher interest rates have resulted in a lower volume of mortgage loans sold in the secondary market during 2022 compared to the prior year.
Noninterest expense increased $2.4 million to $49.6 million for the three months ended September 30, 2022 and increased $6.7 million to $145.5 million for the nine months ended September 30, 2022 compared to the same periods in 2021. Salaries and employee benefits increased $1.5 million for the three months ended September 30, 2022 due to base rate increases and higher medical costs, and increased $2.2 million for the nine months ended September 30, 2022 due to base rate and incentive increases partially offset by lower pension expense and a decline in fair value of the liability in a nonqualified benefit plan. Professional services and legal increased by $0.3 million for the three months ended September 30, 2022 and $1.5 million for the nine months ended September 30, 2022 due to increased consulting engagements compared to the same periods in 2021. Other noninterest expense increased $0.8 million for the three months ended September 30, 2022 mainly due to a lease impairment. Other noninterest expense increased $1.5 million for the nine months ended September 30, 2022 primarily due to to the lease impairment and higher OREO expenses.
The provision for income taxes increased $2.8 million to $9.2 million for the three months ended September 30, 2022 and increased $2.9 million to $23.4 million for the nine months ended September 30, 2022 compared to $6.3 million and $20.6 million for the same periods in 2021. Our effective tax rate was 19.8 percent and 19.7 percent for the three and nine months ended September 30, 2022 compared to 18.7 percent and 19.0 percent for the three and nine months ended September 30, 2021. The increases in our effective tax rates for the three and nine month periods ended September 30, 2022 were primarily due to increases in pretax income compared to the same periods in 2021.
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles, or GAAP, in the United States, management uses, and this quarterly report references, interest income, net interest income and net interest margin, each on a fully taxable equivalent, or FTE, basis. Management also uses return on average tangible shareholders' equity, or ROTE, to evaluate and measure performance. These metrics are non-GAAP financial measures. Management believes these performance metrics provide information useful to investors in understanding our underlying business, operational performance and performance trends as they facilitate comparisons with the performance of other companies in the financial services industry. Although management believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered alternatives to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor are they necessarily comparable with non-GAAP measures which may be presented by other companies.
We believe the presentation of interest income, net interest income and net interest margin on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (GAAP) per the Condensed Consolidated Statements of Comprehensive Income (Loss) is reconciled to interest income adjusted on an FTE basis and net interest margin adjusted on an FTE basis in the "Results of Operations - Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021 - Net Interest Income" section of this MD&A.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Return on average tangible shareholders' equity is a key profitability metric used by management to measure financial performance. The following table provides a reconciliation of return on average tangible shareholders' equity (non-GAAP) by reconciling net income (GAAP) per the Condensed Consolidated Statements of Comprehensive Income (Loss) to net income before amortization and intangibles and average shareholder's equity to average tangible shareholders' equity for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Net income (annualized)	$147,781	$109,492	$127,350	$117,477
Plus: amortization of intangibles (annualized), net of tax	1,181	1,369	1,217	1,409
Net income before amortization of intangibles (annualized)	$148,962	$110,861	$128,567	$118,886

Average shareholders' equity	$1,185,162	$1,198,641	$1,186,427	$1,179,403
Less: average goodwill and other intangible assets, net of deferred tax liability	(378,154)	(379,443)	(378,454)	(379,788)
Average tangible shareholders' equity	$807,008	$819,198	$807,973	$799,615
Return on average tangible shareholders' equity (non-GAAP)	18.46%	13.53%	15.91%	14.87%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2022 Compared to
Three and Nine Months Ended September 30, 2021
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
The following table reconciles interest and dividend income and net interest income per the Condensed Consolidated Statements of Comprehensive Income (Loss) to interest income, net interest income and net interest margin on an FTE basis for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Total interest and dividend income per Condensed Consolidated Statements of Comprehensive Income (Loss)	$89,835	$71,769	$237,543	$218,127
Adjustment to FTE basis	521	557	1,520	1,806
Interest Income on an FTE Basis (Non-GAAP)	$90,356	$72,326	$239,063	$219,933

Total interest and dividend income	$89,835	$71,769	$237,543	$218,127
Total interest expense	6,037	3,058	10,818	10,453
Net Interest Income per Condensed Consolidated Statements of Comprehensive Income (Loss)	83,798	68,711	226,725	207,674
Adjustment to FTE basis	521	557	1,520	1,806
Net Interest Income on an FTE Basis (Non-GAAP)	$84,319	$69,268	$228,245	$209,480

Net interest margin	4.02%	3.11%	3.56%	3.22%
Adjustment to FTE basis	0.02%	0.03%	0.02%	0.03%
Net Interest Margin on an FTE Basis (Non-GAAP)	4.04%	3.14%	3.58%	3.25%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Average Balance Sheet and Net Interest Income Analysis (FTE)
The following tables provide information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$158,700	$813	2.05%	$914,370	$374	0.16%
Securities, at fair value(1)(2)	1,051,534	5,994	2.28%	836,019	4,577	2.19%
Loans held for sale	1,032	14	5.36%	3,656	31	3.35%
Commercial real estate	3,159,543	36,865	4.63%	3,239,867	30,091	3.68%
Commercial and industrial	1,704,271	21,896	5.10%	1,744,684	18,329	4.17%
Commercial construction	405,460	5,163	5.05%	490,940	3,964	3.20%
Total Commercial Loans	5,269,274	63,924	4.81%	5,475,491	52,384	3.80%
Residential mortgage	1,005,139	10,376	4.12%	875,684	8,792	4.00%
Home equity	629,827	6,891	4.34%	547,984	4,612	3.34%
Installment and other consumer	123,010	1,890	6.10%	92,615	1,366	5.85%
Consumer construction	40,975	358	3.47%	13,626	126	3.66%
Total Consumer Loans	1,798,951	19,515	4.31%	1,529,909	14,896	3.87%
Total Portfolio Loans	7,068,225	83,439	4.69%	7,005,400	67,279	3.81%
Total Loans(1)(3)	7,069,257	83,453	4.69%	7,009,056	67,310	3.81%
Federal Home Loan Bank and other restricted stock	8,398	96	4.55%	9,981	65	2.62%
Total Interest-earning Assets	8,287,889	90,356	4.33%	8,769,425	72,326	3.28%
Noninterest-earning assets	721,480			724,759
Total Assets	$9,009,369			$9,494,184
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$872,302	$165	0.07%	$962,139	$184	0.08%
Money market	1,861,389	3,258	0.69%	2,062,958	911	0.18%
Savings	1,131,575	290	0.10%	1,059,904	70	0.03%
Certificates of deposit	962,898	1,484	0.61%	1,240,345	1,274	0.41%
Total Interest-bearing Deposits	4,828,164	5,197	0.43%	5,325,346	2,439	0.18%
Securities sold under repurchase agreements	12,668	3	0.10%	71,054	18	0.10%
Short-term borrowings	10,379	83	3.16%	—	—	—%
Long-term borrowings	17,278	98	2.25%	22,841	114	1.99%
Junior subordinated debt securities	54,428	656	4.78%	64,118	487	3.01%
Total Borrowings	94,753	840	3.52%	158,012	619	1.56%
Total Interest-bearing Liabilities	4,922,917	6,037	0.49%	5,483,358	3,058	0.22%
Noninterest-bearing liabilities	2,901,290			2,812,185
Shareholders' equity	1,185,162			1,198,641
Total Liabilities and Shareholders' Equity	$9,009,369			$9,494,184
Net Interest Income (1)(2)		$84,319			$69,268
Net Interest Margin (1)(2)			4.04%			3.14%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$478,896	$2,146	0.60%	$669,593	$613	0.12%
Securities, at fair value(1)(2)	1,026,131	16,860	2.19%	815,197	13,672	2.24%
Loans held for sale	1,326	42	4.15%	4,780	108	3.02%
Commercial real estate	3,204,371	99,187	4.14%	3,248,417	90,158	3.71%
Commercial and industrial	1,700,923	56,843	4.47%	1,863,447	57,509	4.13%
Commercial construction	406,513	12,304	4.05%	479,733	11,851	3.30%
Total Commercial Loans	5,311,807	168,334	4.24%	5,591,597	159,518	3.81%
Residential mortgage	947,454	28,674	4.04%	878,709	27,204	4.13%
Home equity	598,595	16,995	3.80%	538,931	14,085	3.49%
Installment and other consumer	117,388	4,955	5.64%	85,640	3,884	6.06%
Consumer construction	31,407	801	3.41%	14,257	525	4.92%
Total Consumer Loans	1,694,844	51,425	4.05%	1,517,538	45,698	4.02%
Total Portfolio Loans	7,006,651	219,759	4.19%	7,109,135	205,216	3.86%
Total Loans(1)(3)	7,007,977	219,801	4.19%	7,113,915	205,324	3.86%
Federal Home Loan Bank and other restricted stock	8,869	256	3.86%	10,579	323	4.07%
Total Interest-earning Assets	8,521,873	239,063	3.75%	8,609,284	219,933	3.41%
Noninterest-earning assets	706,640			728,314
Total Assets	$9,228,513			$9,337,598
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$945,733	$526	0.07%	$952,297	$636	0.09%
Money market	1,948,653	4,714	0.32%	2,023,583	2,748	0.18%
Savings	1,119,739	496	0.06%	1,033,581	291	0.04%
Certificates of deposit	1,011,228	3,105	0.41%	1,291,666	4,896	0.51%
Total Interest-bearing Deposits	5,025,353	8,841	0.24%	5,301,126	8,572	0.22%
Securities sold under repurchase agreements	47,912	36	0.10%	67,872	60	0.12%
Short-term borrowings	3,498	83	3.16%	8,425	12	0.19%
Long-term borrowings	20,535	316	2.06%	23,139	346	2.00%
Junior subordinated debt securities	54,413	1,542	3.79%	64,103	1,463	3.05%
Total Borrowings	126,358	1,977	2.09%	163,539	1,882	1.54%
Total Interest-bearing Liabilities	5,151,711	10,818	0.28%	5,464,665	10,453	0.26%
Noninterest-bearing liabilities	2,890,375			2,693,530
Shareholders' equity	1,186,427			1,179,403
Total Liabilities and Shareholders' Equity	$9,228,513			$9,337,598
Net Interest Income (1)(2)		$228,245			$209,480
Net Interest Margin (1)(2)			3.58%			3.25%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.

Net interest income on an FTE basis (non-GAAP) increased $15.1 million and $18.8 million for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The net interest margin, or NIM, on an FTE basis (non-GAAP) increased 90 and 33 basis points for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The increases in net interest income and NIM on an FTE basis (non-GAAP) were primarily due to higher interest rates during 2022. NIM on an FTE basis (non-GAAP) was also positively impacted by lower average cash balances. Average interest-bearing deposits with banks decreased $755.7 million and $190.7 million for the three and nine months ended September 30, 2022 compared to the same periods in 2021.
Interest income on an FTE basis (non-GAAP) increased $18.0 million and $19.1 million for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The increases in interest income on an FTE basis (non-GAAP) were primarily due to higher interest rates partially offset by lower Paycheck Protection Program, or PPP, income.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Average PPP loans decreased $256.3 million and $360.2 million compared to the three and nine months ended September 30, 2021. Average loan balances, excluding PPP loans, increased $316.5 million and $254.3 million for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The average yield on loans increased 88 basis points and 33 basis points for the three and nine months ended September 30, 2022 compared to the same periods in 2021 due to increased interest rates. Average securities increased $215.5 million and $210.9 million for the three and nine months ended September 30, 2022 compared to the same periods in 2021. Securities increased due to interest-bearing deposits with banks being redeployed to higher yielding assets. Average interest-bearing deposits with banks decreased $755.7 million and $190.7 million for the three and nine months ended September 30, 2022 compared to the same periods in 2021 due to decreased deposit balances and increased loans and securities. Overall, the FTE rate (non-GAAP) on interest-earning assets increased 105 and 34 basis points for the three and nine months ended September 30, 2022 compared to the same periods in 2021.
Interest expense increased $3.0 million and $0.4 million for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The increases in interest expense were primarily due to higher interest rates. Average interest-bearing deposits decreased $497.2 million and $275.8 million for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The decreases were due to the competitive market driven by rising interest rates. The average rate paid on interest-bearing deposits increased 25 and 2 basis points for the three and nine months ended September 30, 2022 compared to the same periods in 2021 due to increased interest rates. Average demand deposits increased $38.4 million and $181.5 million for the three and nine months ended September 30, 2022 compared to the same periods in 2021. We experienced demand deposit growth throughout 2021 due to customer PPP loans and stimulus payments along with customers' liquidity preferences. Average borrowings decreased $63.3 million and $37.2 million for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to the discontinuation of the customer repurchase agreement product and the payoff of a subordinated debt. Overall, the cost of interest-bearing liabilities increased 27 and 2 basis points for the three and nine months ended September 30, 2022 compared to the same periods in 2021.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2022 Compared to September 30, 2021			Nine Months Ended September 30, 2022 Compared to September 30, 2021
(dollars in thousands)	Volume (4)	Rate (4)	Total	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$(309)	$749	$440	$(175)	$1,707	$1,532
Securities, at fair value(1)(2)	1,180	237	1,417	3,538	(350)	3,188
Loans held for sale	(22)	5	(17)	(78)	11	(67)
Commercial real estate	(746)	7,519	6,773	(1,222)	10,252	9,030
Commercial and industrial	(425)	3,993	3,568	(5,016)	4,350	(666)
Commercial construction	(690)	1,889	1,199	(1,809)	2,262	453
Total Commercial Loans	(1,861)	13,401	11,540	(8,047)	16,863	8,816
Residential mortgage	1,300	283	1,583	2,128	(658)	1,470
Home equity	689	1,590	2,279	1,559	1,351	2,910
Installment and other consumer	448	76	524	1,440	(369)	1,071
Consumer construction	252	(19)	233	631	(356)	276
Total Consumer Loans	2,689	1,930	4,619	5,759	(32)	5,727
Total Portfolio Loans	828	15,331	16,159	(2,288)	16,832	14,543
Total Loans (1)(3)	806	15,336	16,142	(2,366)	16,843	14,476
Federal Home Loan Bank and other restricted stock	(10)	41	31	(52)	(14)	(66)
Change in Interest Earned on Interest-earning Assets	$1,667	$16,363	$18,030	$945	$18,186	$19,131
Interest paid on:
Interest-bearing demand	$(17)	$(2)	$(19)	$(4)	$(106)	$(110)
Money market	(89)	2,437	2,348	(102)	2,068	1,966
Savings	5	215	220	24	180	205
Certificates of deposit	(285)	495	210	(1,063)	(729)	(1,792)
Total Interest-bearing Deposits	(386)	3,145	2,759	(1,145)	1,414	269
Securities sold under repurchase agreements	(15)	—	(15)	(18)	(6)	(24)
Short-term borrowings	83	—	83	(7)	78	71
Long-term borrowings	(28)	12	(16)	(39)	9	(30)
Junior subordinated debt securities	(74)	242	168	(221)	300	79
Total Borrowings	(34)	254	220	(285)	381	96
Change in Interest Paid on Interest-bearing Liabilities	(420)	3,399	2,979	(1,430)	1,795	365
Change in Net Interest Income	$2,087	$12,964	$15,051	$2,374	$16,391	$18,766
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
Provision for Credit Losses
The provision for credit losses, which includes a provision for losses on loans and on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected credit losses in the portfolio at the balance sheet date. The provision for credit losses decreased $0.9 million and $3.9 million to $2.5 million and $5.2 million for the three and nine months ended September 30, 2022 compared to $3.4 million and $9.1 million for the same periods in 2021. The provision for credit losses included $0.2 million and $2.4 million for the reserve for unfunded commitments for the three and nine months ended September 30, 2022 compared to $1.1 million and $1.5 million for the same periods in 2021.
The decrease in the provision for credit losses for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was due to a reduction in net charge-offs, lower specific reserves and a decrease in the quantitative reserve mainly due to improvement in our hotel portfolio.
For the three and nine months ended September 30, 2022, we had net loan charge-offs of $0.7 million and $1.7 million compared to $3.6 million and $16.9 million for the same periods in 2021. During the nine months ended September 30, 2022, we had two C&I loan recoveries totaling $6.6 million. The most significant charge-offs during the nine months ended September 30, 2021 were two CRE relationships totaling $9.2 million and a C&I relationship totaling $3.9 million.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Refer to the "Allowance for Credit Losses" section of this MD&A for further details.
Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net gain on sale of securities	$198	$—	$198	NM	$198	$29	$169	NM
Debit and credit card	4,768	4,579	189	4.1%	14,587	13,486	1,101	8.2%
Service charges on deposit accounts	4,333	3,923	410	10.5%	12,488	11,039	1,449	13.1%
Wealth management	3,212	3,464	(252)	(7.3)%	9,701	9,576	125	1.3%
Mortgage banking	425	2,162	(1,737)	(80.3)%	1,906	8,206	(6,300)	(76.8)%
Other	1,824	1,718	106	6.2%	3,736	6,257	(2,521)	(40.3)%
Total Noninterest Income	$14,760	$15,846	$(1,086)	(6.9)%	$42,616	$48,593	$(5,977)	(12.3)%
NM - not meaningful
Noninterest income decreased $1.1 million to $14.8 million for the three months ended September 30, 2022 and decreased $6.0 million to $42.6 million for the nine months ended September 30, 2022 compared to the same periods in 2021. Mortgage banking decreased $1.7 million for the three months ended September 30, 2022 and decreased $6.3 million for the nine months ended September 30, 2022. Higher interest rates have resulted in a lower volume of mortgage loans sold in the secondary market during 2022 compared to the prior year. Other noninterest income decreased $2.5 million for the nine months ended September 30, 2022 primarily due to the decline in the fair value of the assets in a nonqualified benefit plan which has a corresponding offset in salaries and benefits resulting in no impact to net income. Service charges on deposit accounts and debit and credit card fees increased for the three and nine months ended September 30, 2022 due to higher customer activity.
Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Salaries and employee benefits	$26,700	$25,228	$1,472	5.8%	$75,223	$73,070	$2,153	2.9%
Data processing and information technology	4,220	4,001	219	5.5%	12,759	12,012	747	6.2%
Occupancy	3,490	3,660	(170)	(4.6)%	11,006	10,921	85	0.8%
Furniture, equipment and software	2,915	2,745	170	6.2%	8,631	7,787	844	10.8%
Professional services and legal	1,851	1,550	301	19.4%	6,180	4,718	1,462	31.0%
Other taxes	1,559	1,830	(271)	(14.8)%	4,778	5,098	(320)	(6.3)%
Marketing	1,367	890	477	53.6%	4,252	3,208	1,044	32.5%
FDIC insurance	598	1,210	(612)	(50.6)%	2,417	3,180	(763)	(24.0)%
Other	6,933	6,127	806	13.2%	20,225	18,742	1,483	7.9%
Total Noninterest Expense	$49,633	$47,241	$2,392	5.1%	$145,471	$138,736	$6,735	4.9%
Noninterest expense increased $2.4 million to $49.6 million for the three months ended September 30, 2022 and increased $6.7 million to $145.5 million for the nine months ended September 30, 2022 compared to the same periods in 2021. Salaries and employee benefits increased $1.5 million for the three months ended September 30, 2022 due to base rate increases and higher medical costs, and increased $2.2 million for the nine months ended September 30, 2022 due to base rate and incentive increases partially offset by lower pension expense and a decline in fair value of the liability in a nonqualified benefit plan. The decrease in pension expense related to retirees electing lump-sum distributions causing settlement accounting in the same period in 2021. Data processing and information technology costs increased by $0.2 million for the three months ended September 30, 2022, and increased $0.7 million for the nine months ended September 30, 2022 due to additional services provided through our third party processor and increased information technology outsourcing costs. Furniture, equipment and software increased $0.2 million for the three months ended September 30, 2022 and increased $0.8 million for the nine month ended September 30, 2022 due to new software implementation costs. Professional services and legal increased by $0.3 million for the three months ended September 30, 2022 and $1.5 million for the nine months ended September 30, 2022 due to increased consulting engagements compared to the same periods in 2021. Marketing costs increased $0.5 million for the three months ended September 30, 2022 and increased $1.0 million for the nine months ended September 30, 2022 due to increased marketing efforts and timing of various promotions. FDIC Insurance expense decreased $0.6 million and $0.8 million for the the three and nine month periods due to a lower assessment base and improvements in the components used to determine the assessment. Other noninterest expense increased $0.8 million for the three months ended September 30, 2022 mainly due to a

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
lease impairment and increased $1.5 million for the nine months ended September 30, 2022 also due to the lease impairment, higher OREO expenses and increased amortization related to our qualified affordable housing projects.
Provision for Income Taxes
The provision for income taxes increased $2.8 million to $9.2 million for the three months ended September 30, 2022 and increased $2.9 million to $23.4 million for the nine months ended September 30, 2022 compared to $6.3 million and $20.6 million for the same periods in 2021. Our effective tax rate was 19.8 percent and 19.7 percent for the three and nine months ended September 30, 2022 compared to 18.7 percent and 19.0 percent for the three and nine months ended September 30, 2021. The increases in our effective tax rates for the three and nine month periods ended September 30, 2022 were primarily due to increases in pretax income compared to the same periods in 2021.
Financial Condition as of September 30, 2022
Total assets decreased $552.6 million to $8.9 billion at September 30, 2022 compared to $9.5 billion at December 31, 2021. Cash and due from banks decreased $787.3 million to $134.9 million at September 30, 2022 compared to $922.2 million at December 31, 2021 primarily due to a decrease in deposits of $585.9 million. Total portfolio loans increased $96.9 million to $7.1 billion at September 30, 2022 compared to $7.0 billion at December 31, 2021. The commercial loan portfolio decreased $166.9 million compared to December 31, 2021. C&I loans decreased $14.3 million which mainly related to a decline in PPP loans of $83.7 million since December 31, 2021. The consumer loan portfolio increased $263.9 million with increases in consumer real estate of $245.2 million and other consumer of $18.7 million compared to December 31, 2021. Excluding the PPP loans, portfolio loans increased $180.6 million compared to December 31, 2021.
Securities increased $86.6 million to $1.0 billion at September 30, 2022 from $910.8 million at December 31, 2021. The increase in securities is primarily due to interest-bearing deposits with banks being redeployed to higher yielding assets. The bond portfolio was in a net unrealized loss position of $104.6 million at September 30, 2022 compared to a net unrealized gain position of $9.4 million at December 31, 2021 due to higher interest rates.
Our deposits decreased $585.9 million to $7.4 billion at September 30, 2022 compared to $8.0 billion at December 31, 2021. Noninterest-bearing demand deposits decreased $85.4 million to $2.7 billion at September 30, 2022 compared to December 31, 2021. Interest-bearing demand deposits decreased $131.3 million and money market decreased $251.9 million. Certificates of deposits decreased $135.3 million due to maturities compared to December 31, 2021.The decline in deposit balances can be attributed to the competitive market given rising interest rates.
Total borrowings decreased $57.0 million to $104.3 million at September 30, 2022 compared to $161.3 million at December 31, 2021. The decrease in borrowings was primarily related to a decline in securities sold under repurchase agreements of $84.5 million offset by an increase in short-term borrowings of $35.0 million compared to December 31, 2021. We no longer offer repurchase agreements as a product for our customers.
Total shareholders’ equity decreased by $53.3 million to $1.2 billion at September 30, 2022 compared to December 31, 2021. The decrease was primarily due to other comprehensive losses of $107.9 million, dividends of $34.9 million and common stock repurchases of $7.6 million offset by net income of $95.3 million. The $107.9 million in other comprehensive losses was primarily due to net unrealized losses of $89.7 million on our available-for-sale bond portfolio due to interest rate increases, $17.9 million attributed to change in market value of interest rate swaps and $0.3 million due to change in market value of pension liability from December 31, 2021 to September 30, 2022.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Securities Activity

(dollars in thousands)	September 30, 2022	December 31, 2021	$ Change
U.S. Treasury securities	$120,825	$95,327	$25,498
Obligations of U.S. government corporations and agencies	51,784	70,348	(18,564)
Collateralized mortgage obligations of U.S. government corporations and agencies	419,719	270,294	149,425
Residential mortgage-backed securities of U.S. government corporations and agencies	41,984	56,793	(14,809)
Commercial mortgage-backed securities of U.S. government corporations and agencies	323,469	341,300	(17,831)
Corporate obligations	500	500	—
Obligations of states and political subdivisions	38,122	75,089	(36,967)
Available-for-Sale Debt Securities	996,403	909,651	86,752
Marketable equity securities	1,025	1,142	(117)
Total Securities	$997,428	$910,793	$86,635
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities increased $86.6 million to $997.4 million at September 30, 2022 from $910.8 million at December 31, 2021. The increase in securities was primarily due to investing interest-bearing deposits with banks into higher yielding assets.
At September 30, 2022, our bond portfolio was in a net unrealized loss position of $104.6 million compared to a net unrealized gain position of $9.4 million at December 31, 2021. At September 30, 2022, our bond portfolio had gross unrealized losses of $104.6 million compared to December 31, 2021, when total gross unrealized gains were $15.2 million offset by gross unrealized losses of $5.8 million. The decrease in the net unrealized gain position was primarily due to an increase in interest rates from December 31, 2021 to September 30, 2022.
Loan Composition

	September 30, 2022		December 31, 2021
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	$ Change	% Change
Commercial
Commercial real estate	$3,134,841	44.2%	$3,236,653	46.2%	$(101,812)	(3.1)%
Commercial and industrial	1,714,714	24.2%	1,728,969	24.7%	(14,255)	(0.8)%
Commercial construction	390,093	5.5%	440,962	6.3%	(50,869)	(11.5)%
Total Commercial Loans	5,239,648	73.8%	5,406,584	77.2%	(166,936)	(3.1)%
Consumer
Consumer real estate	1,730,639	24.4%	1,485,478	21.2%	245,161	16.5%
Other consumer	126,629	1.8%	107,928	1.5%	18,701	17.3%
Total Consumer Loans	1,857,268	26.2%	1,593,406	22.8%	263,862	16.6%
Total Portfolio Loans	7,096,916	100.0%	6,999,990	100.0%	96,926	1.4%
Loans held for sale	1,039		1,522		(483)	(31.7)%
Total Loans	$7,097,955		$7,001,512		$96,443	1.4%
The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower’s industry or the overall economic climate can significantly impact the borrower’s ability to pay.
Total portfolio loans increased $96.9 million to $7.1 billion at September 30, 2022 compared to December 31, 2021. Portfolio loans excluding PPP loans increased $180.6 million compared to December 31, 2021. As of September 30, 2022, 73 percent of our total loans are variable rate loans and 27 percent are fixed rate loans.
Commercial loans, including CRE, C&I and commercial construction, comprised 73.8 percent of total portfolio loans at September 30, 2022 and 77.2 percent at December 31, 2021. The commercial loan portfolio decreased $166.9 million at September 30, 2022 compared to December 31, 2021. CRE loans decreased $101.8 million and construction decreased $50.9 million compared to December 31, 2021 due to elevated loan pay-offs and lower origination volume in the current macro environment. C&I loans decreased $14.3 million which mainly related to a PPP loan decline of $83.7 million offset by growth since December 31, 2021.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We had $4.7 million of PPP loans included in C&I at September 30, 2022 compared to $88.3 million at December 31, 2021. The decrease in PPP loans was due to loan forgiveness. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. These loans carry a fixed rate of 1 percent and a term of two years, or five years for loans approved by the SBA on or after June 5, 2020. Payments were deferred for the first six months of the loan. The loans are 100 percent guaranteed by the SBA. The SBA pays us a processing fee ranging from 1 percent to 5 percent based on the size of the loan.
Consumer loans represent 26.2 percent of our total portfolio loans at September 30, 2022 and 22.8 percent at December 31, 2021. The consumer loan portfolio increased $263.9 million at September 30, 2022 with increases in consumer real estate of $245.2 million and other consumer of $18.7 million compared to December 31, 2021. Portfolio consumer real estate loans increased in 2022 due to a shift from mortgage loans sold to loans held in the portfolio due to increased jumbo loans and the pricing of loans in the secondary market compared to December 31, 2021.

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
The following table presents activity in the ACL for the periods presented:

	Nine Months Ended September 30, 2022
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$50,700	$19,727	$5,355	$11,338	$8,733	$2,723	$98,576
Provision for credit losses on loans(1)	(8,471)	4,573	68	3,158	2,083	1,393	2,804
Charge-offs	(827)	(5,797)	—	(1,924)	(299)	(1,052)	(9,899)
Recoveries	432	6,835	1	599	109	237	8,213
Net (Charge-offs)/ Recoveries	(395)	1,038	1	(1,325)	(190)	(815)	(1,686)
Balance at End of Period	$41,834	$25,338	$5,424	$13,171	$10,626	$3,301	$99,694
(1) Excludes the provision for credit losses for unfunded commitments.
The following table presents key ACL ratios for the periods presented:

	September 30, 2022	December 31, 2021
Ratio of net charge-offs to average loans outstanding(1)	0.03%	0.49%
Allowance for credit losses as a percentage of total portfolio loans	1.40%	1.41%
Allowance for credit losses as a percentage of total portfolio loans - excluding PPP loans	1.41%	1.43%
Allowance for credit losses to nonperforming loans	438%	149%
(1) Year-to-date net charge-offs annualized
The ACL was $99.7 million, or 1.40 percent of total portfolio loans, at September 30, 2022 compared to $98.6 million, or 1.41 percent of total portfolio loans, at December 31, 2021. The quantitative reserve decreased $5.3 million primarily due to significant improvement in our hotel portfolio. Specific reserves on loans individually assessed decreased $1.8 million due to the resolution of a C&I relationship through a note sale which resulted in a $5.5 million charge-off during the nine months ended September 30, 2022. The qualitative reserve increased $8.2 million primarily due to an increase in the economic forecast component which related to concerns with inflation and macroeconomic conditions.
Net loan charge-offs were $1.7 million, or 0.03 percent of average loans, for the nine months ended September 30, 2022. The most significant charge-off was the above mentioned C&I relationship for $5.5 million. Offsetting loan charge-offs were $6.6 million of loan recoveries related to two C&I relationships during the nine months ended September 30, 2022.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Substandard loans decreased $70.9 million to $164.3 million at September 30, 2022 compared to $235.2 million at December 31, 2021. The decrease in substandard loans was primarily due to loan upgrades in our hotel portfolio and loan payoffs. The decrease in substandard loans was partially offset by the addition of a $28.5 million C&I relationship, which was downgraded to substandard due to financial deterioration that led to cash flow shortfalls during the second quarter of 2022. Special mention loans increased $13.6 million to $205.9 million at September 30, 2022 compared to $192.3 million at December 31, 2021.
Troubled debt restructurings, or TDRs, decreased $18.9 million to $12.8 million at September 30, 2022 compared to $31.7 million at December 31, 2021. The decrease in TDRs was primarily due to the payoff of two C&I relationships totaling $14.1 million. Total TDRs of $12.8 million included $8.9 million, or 69.5 percent, that were accruing and $3.9 million, or 30.5 percent, that were nonaccruing at September 30, 2022.
Our allowance for credit losses on unfunded commercial loan commitments and letters of credit provide for the risk of expected loss in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on our Condensed Consolidated Statements of Comprehensive Income (Loss). The allowance for unfunded loan commitments increased $2.4 million to $7.6 million at September 30, 2022 compared to $5.2 million at December 31, 2021. This change was primarily related to higher construction commitments and expected loss rates in our construction portfolio. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.
Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(dollars in thousands)	September 30, 2022	December 31, 2021	$ Change
Nonperforming Loans (Excluding TDRs)
Commercial real estate	$7,353	$29,791	$(22,438)
Commercial and industrial	335	350	(15)
Commercial construction	384	384	—
Business banking	5,353	7,945	(2,592)
Consumer real estate	5,094	5,889	(795)
Other Consumer	398	158	240
Total Nonperforming Loans (Excluding TDRs)	18,917	44,517	(25,600)
Nonperforming Troubled Debt Restructurings
Commercial real estate	480	1,697	(1,217)
Commercial and industrial	—	14,889	(14,889)
Commercial construction	—	2,087	(2,087)
Business banking	1,092	1,696	(604)
Consumer real estate	2,279	1,405	874
Other Consumer	9	—	9
Total Nonperforming Troubled Debt Restructurings	3,860	21,774	(17,914)
Total Nonperforming Loans	22,777	66,291	(43,514)
OREO	6,022	13,313	(7,291)
Total Nonperforming Assets	$28,799	$79,604	$(50,805)
Asset Quality Ratios:
Nonperforming loans as a percent of total portfolio loans	0.32%	0.95%
Nonperforming assets as a percent of total portfolio loans plus OREO	0.41%	1.13%

Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past the contractual due date. Nonperforming loans decreased $43.5 million, or 65.6 percent, to $22.8 million at September 30, 2022 compared to $66.3 million at December 31, 2021. The significant decrease in nonperforming loans primarily related to payoffs and loans in our hotel portfolio that were returned to performing status during the nine months ended September 30, 2022. The decrease in OREO related to the sale of two properties during the nine months ended September 30, 2022.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Deposits

(dollars in thousands)	September 30, 2022	December 31, 2021	$ Change
Noninterest-bearing demand	$2,663,176	$2,748,586	$(85,410)
Interest-bearing demand	847,825	979,133	(131,308)
Money market	1,818,642	2,070,579	(251,937)
Savings	1,128,169	1,110,155	18,014
Certificates of deposit	952,785	1,088,071	(135,286)
Total Deposits	$7,410,597	$7,996,524	$(585,927)
Deposits are our primary source of funds. Our deposit base increased substantially through the pandemic related to PPP and stimulus programs, but we have experienced a decrease in deposits during 2022. Total deposits decreased $585.9 million, or 7.3%, compared to December 31, 2021. Noninterest-bearing demand deposits decreased $85.4 million, interest-bearing demand deposits decreased $131.3 million, money market decreased $251.9 million and certificates of deposits decreased $135.3 million compared to December 31, 2021. The decreases were primarily related to the competitive market in the rising interest rate environment.
Borrowings

(dollars in thousands)	September 30, 2022	December 31, 2021	$ Change
Securities sold under repurchase agreements	$—	$84,491	$(84,491)
Short-term borrowings	35,000	—	35,000
Long-term borrowings	14,853	22,430	(7,577)
Junior subordinated debt securities	54,438	54,393	45
Total Borrowings	$104,291	$161,314	$(57,023)

Borrowings are an additional source of funding for us. Total borrowings decreased $57.0 million compared to December 31, 2021 primarily due to the discontinuation of the customer repurchase agreement product and the repayment of a $7.6 million long-term borrowing which was offset by an increase of $35.0 million in short-term borrowings. Short-term borrowings increased $35.0 million compared to December 31, 2021 due to lower deposit levels.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information pertaining to short-term borrowings is summarized in the table below for the nine months ended September 30, 2022 and for the twelve months ended December 31, 2021.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	September 30, 2022	December 31, 2021
Balance at the period end	$—	$84,491
Average balance during the period	$47,912	$69,964
Average interest rate during the period	0.10%	0.11%
Maximum month-end balance during the period	$89,366	$84,491
Average interest rate at the period end	—%	0.10%

	Short-Term Borrowings
(dollars in thousands)	September 30, 2022	December 31, 2021
Balance at the period end	$35,000	$—
Average balance during the period	$3,498	$6,301
Average interest rate during the period	3.16%	0.19%
Maximum month-end balance during the period	$35,000	$25,000
Average interest rate at the period end	3.11%	—%
Information pertaining to long-term borrowings is summarized in the tables below for the nine months ended September 30, 2022 and for the twelve months ended December 31, 2021.

	Long-Term Borrowings
(dollars in thousands)	September 30, 2022	December 31, 2021
Balance at the period end	$14,853	$22,430
Average balance during the period	$20,535	$22,995
Average interest rate during the period	2.06%	1.99%
Maximum month-end balance during the period	$22,344	$23,549
Average interest rate at the period end	2.30%	1.94%

	Junior Subordinated Debt Securities
(dollars in thousands)	September 30, 2022	December 31, 2021
Balance at the period end	$54,438	$54,393
Average balance during the period	$54,413	$61,653
Average interest rate during the period	3.79%	2.99%
Maximum month-end balance during the period	$54,438	$64,128
Average interest rate at the period end	5.74%	2.69%
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
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing and attract new deposits, mitigating any funding dependency on other more volatile sources. Refer to the "Financial Condition as of September 30, 2022 - Deposits" section of this MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to S&T include

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At September 30, 2022, S&T Bank had $767.9 million in highly liquid assets which consisted of $60.7 million in interest-bearing deposits with banks, $706.2 million in unpledged securities and $1.0 million in loans held for sale. This resulted in a highly liquid assets to total assets ratio of 8.6 percent at September 30, 2022. Highly liquid assets have declined by $533.1 million when comparing September 30, 2022 to December 31, 2021. The majority of the decrease in liquid assets is attributed to decreases in cash balances which are primarily a result of decreased deposits. At September 30, 2022, we had remaining borrowing availability of $2.7 billion with the FHLB of Pittsburgh. For more information regarding our outstanding borrowings refer to the "Financial Condition as of September 30, 2022 - Borrowings" section of this MD&A for more details.
We continue to maintain a strong capital position with our leverage ratio at 10.75 percent at September 30, 2022 compared to 9.74 percent at December 31, 2021, both in excess of the regulatory guideline of 5.00 percent. We continue to be well-capitalized with a risk-based Common Equity Tier 1 ratio of 12.53 percent at September 30, 2022 compared to 12.03 percent at December 31, 2021, both in excess of the regulatory guideline of 6.50 percent to be well-capitalized.
The following table summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	September 30, 2022		December 31, 2021
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$938,843	10.75%	$889,785	9.74%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	909,843	12.53%	860,785	12.03%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	938,843	12.93%	889,785	12.43%
Total capital to risk-weighted assets	8.00%	10.00%	1,047,765	14.43%	987,420	13.79%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$915,006	10.48%	$864,127	9.46%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	915,006	12.61%	864,127	12.09%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	915,006	12.61%	864,127	12.09%
Total capital to risk-weighted assets	8.00%	10.00%	1,023,928	14.11%	961,762	13.45%
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
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of September 30, 2022, we had not issued any securities pursuant to this shelf registration statement.

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
The table below reflects the rate shock analyses results for the 1-12 and 13-24 month periods of pretax net interest income and EVE.

	September 30, 2022			December 31, 2021
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	19.8	24.9	(10.6)	30.4	40.3	18.4
300	14.9	18.8	(4.8)	22.5	30.0	19.9
200	10.0	12.7	(0.8)	14.9	20.2	18.4
100	5.2	6.6	1.1	7.0	9.9	11.9
-100	(8.0)	(10.4)	(9.1)	(4.6)	(8.4)	(26.3)
-200	(14.7)	(19.0)	(19.0)	—	—	—

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
Our rate shock analyses show less improvement in the percentage change in pretax net interest income in the rates up scenarios when comparing September 30, 2022 to December 31, 2021 primarily because we have less interest bearing deposits with banks. The percentage change in pretax net interest income in the rates down scenario shows a decline when comparing September 30, 2022 to December 31, 2021 because the higher rate environment has increased our asset yields more than our liability costs. A decline in interest rates would result in less interest income with limited interest expense reduction. Our EVE analyses show a decline in the percentage change in EVE in the rates up scenarios and an improvement in the rates down scenario when comparing September 30, 2022 to December 31, 2021 due to the impact of interest rates on the value of nonmaturity deposits.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of September 30, 2022. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2022, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.
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
The following table is a summary of our purchases of common stock during the third quarter of 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Approximate dollar value of shares that may yet be purchased under the plan
				$33,289,015
07/01/2022 - 07/31/2022	—	$—	—	33,289,015

08/01/2022 - 08/31/2022	—	—	—	33,289,015

09/01/2022 - 09/30/2022	117,283	29.71	117,283	29,804,537
Total	117,283	$29.71	117,283	$29,804,537
(1) On March 21, 2022, our Board of Directors authorized an extension of the $50 million share repurchase plan, which was set to expire March 31, 2022. This authorization extended the expiration date of the repurchase plan through March 31, 2023. The plan permits S&T to repurchase from time to time up to the previously authorized $50 million in aggregate value of shares of S&T's common stock, with $29.8 million of capacity remaining at September 30, 2022, through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and S&T's financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund repurchases from cash on hand and internally generated funds. Share repurchases will not occur unless permissible under applicable laws.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None

S&T BANCORP, INC. AND SUBSIDIARIES

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated June 5, 2019, by and between DNB Financial Corporation and S&T Bancorp, Inc. Filed as Exhibit 2.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on June 5, 2019, and incorporated herein by reference.
3.1	Bylaws of S&T Bancorp, Inc., as amended. Filed as Exhibit 3.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on July 28,2022, and incorporated herein by reference.
10.1	Severance and General Release Agreement, dated October 12, 2022, by and between Charles Carroll and S&T Bancorp, Inc., S&T Bank and any of their subsidiaries or affiliated businesses. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K/A filed on October 17, 2022, and incorporated herein by reference.*
10.2	S&T Bancorp, Inc. Deferred Compensation Plan. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on October 21, 2022, and incorporated herein by reference.*
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)
* Management Contract or Compensatory Plan or Arrangement

S&T BANCORP, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

November 2, 2022	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)