Form 10-K
period 2022-12-31
S&T BANCORP INC
filed 2023-02-24
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2022
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.                Yes  ☒    No   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes  ☐    No   ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate estimated fair value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022:
Common Stock, $2.50 par value – $1,058,883,499
The number of shares outstanding of each of the registrant's classes of common stock as of February 23, 2023:
Common Stock, $2.50 par value –38,998,241
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of S&T Bancorp, Inc., to be filed pursuant to Regulation 14A for the 2023 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

PART I
Item 1. BUSINESS
General
S&T Bancorp, Inc. was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and is registered with the Board of Governors of the Federal Reserve System, or the Federal Reserve Board, under the Bank Holding Company Act of 1956, as amended, or the BHCA, as a bank holding company and a financial holding company. S&T Bancorp, Inc. has five active direct wholly-owned subsidiaries including S&T Bank, 9th Street Holdings, Inc., STBA Capital Trust I, DNB Capital Trust I and DNB Capital Trust II, and owns a 50 percent interest in Commonwealth Trust Credit Life Insurance Company, or CTCLIC. When used in this Report, “S&T,” “we,” “us” or “our” may refer to S&T Bancorp, Inc. individually, S&T Bancorp, Inc. and its consolidated subsidiaries or certain of S&T Bancorp, Inc.’s subsidiaries or affiliates, depending on the context. As of December 31, 2022, we had approximately $9.1 billion in assets, $7.2 billion in total loans, $7.2 billion in deposits and $1.2 billion in shareholders’ equity.
S&T Bank is a full-service bank that operates in Pennsylvania and Ohio. S&T Bank deposits are insured by the Federal Deposit Insurance Corporation, or FDIC, to the maximum extent provided by law. S&T Bank has four active wholly-owned operating subsidiaries including S&T Insurance Group, LLC, S&T Bancholdings, Inc., Stewart Capital Advisors, LLC and DN Acquisition Company, Inc.
Through S&T Bank and our non-bank subsidiaries, we offer consumer, commercial and small business banking services, which include accepting time and demand deposits and originating commercial and consumer loans, brokerage services and trust services including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits. We also manage private investment accounts for individuals and institutions through our registered investment advisor. Total Wealth Management assets under administration, which are not accounted for as part of our assets, were
$2.2 billion at December 31, 2022.
The main office of both S&T Bancorp, Inc. and S&T Bank is located at 800 Philadelphia Street, Indiana, Pennsylvania, and our phone number is (800) 325-2265.
Human Capital Management
Our commitment to every customer starts with a talented team. To attract and retain our talented team we strive to make S&T an inclusive, safe and healthy workplace that provides our employees with opportunities to grow and develop. As of December 31, 2022, we had approximately 1,182 full time equivalent employees.

Our Team and Culture

Our purpose is building a better future together through people-forward banking. We believe that all banking should be personal. We cultivate relationships rooted in trust, strengthened by going above and beyond and renewed with every interaction. We move banking forward, building better lives together by always putting people first.
Our team strives to embody values to encourage a culture that has enabled us to be named a top workplace. The following are our five core values that support our Purpose:
Make People our Purpose
Humility, empathy and a sincere desire to uplift each other and our community guide our actions every day. We are people in service of people, committed to constantly improving our communication and connection and delivering the right solutions.
Do the Right Thing
We are built on trust and following through on our promises. We hold ourselves accountable by delivering results, continuously learning and striving for better every day.
Go Above and Beyond
We go as far as we possibly can to help advance the cause of our colleagues, customers and communities. In every case, we seek the right solutions based on a holistic understanding of the opportunities ahead of us.

S&T BANCORP, INC. AND SUBSIDIARIES

Value Every Voice
We stand for inclusivity, accessibility and opportunity. We listen for forward-looking ideas to better ourselves and improve our experience. And we always welcome an honest and open dialogue with our colleagues, customers and the community at large.
Win as One Team
We function as one connected team working together to deliver a seamless experience. We communicate, collaborate and care enough to go the extra mile for the colleagues we work alongside, the customers we serve and the communities where we live.
Diversity and Inclusion
S&T fosters a diverse work culture where employees work together to better our company, services and community.
We are committed to promoting a diverse workforce and developing all people through:
•Equal Opportunity Employment
•Educating our employees and board of directors
•Fostering a culture to address employees’ and customers’ needs
•Partnering with diverse vendors
The S&T mindset is to encourage, develop and inspire all employees to achieve their best, motivated by their own personal development. Our commitment is to a diverse, equitable and inclusive workplace where everyone utilizes their knowledge, skills, abilities and unique interests to help each other find success and drive positive results. Our Compensation and Benefits Committee of the Board of Directors oversees our diversity and inclusion strategy, and at least annually, measures the success of diversity and inclusion initiatives by reviewing S&T’s strategies and statistics from S&T’s Human Capital Management System.
Diversity, equity and inclusion, or DEI, is a commitment that we are focused on through various avenues to create awareness, provide education, support our colleagues and communities, develop and improve products and services, partner with diverse vendors and drive results tied to our overall organizational strategy. As part of our DEI strategy, we launched our DEI Advisory Council during 2022. The DEI Advisory Council is co-chaired by our Chief Executive Officer and Chief Human Resources Officer and is made up of colleagues from departments across our organization. We have conducted an ongoing S&T Commemorates webinar series that is designed to explore a wide scope of DEI topics.
Talent Development and Training
Our training plan strives to provide all departments with access to comprehensive training to enhance all job positions. Our Corporate Training Department maintains oversight of all training to ensure that it is implemented and monitored properly and encourages career development for our employees. Our training program offers a blended learning approach comprised of classroom and online course delivery. We have many training sessions that are a virtual format through webinars and learning management system delivery for regulatory, compliance, skill-based, technology, leadership and career development. Certain trainings are conducted live based on the needs of the program. In 2022, our employees logged approximately 70,087 training hours, on average 59 hours per employee, which is an increase of approximately 9 percent compared to 2021.
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

S&T BANCORP, INC. AND SUBSIDIARIES

Access to United States Securities and Exchange Commission Filings
All of our reports filed electronically with the United States Securities and Exchange Commission, or the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our prior annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our annual proxy statements, as well as any amendments to those reports, are accessible at no cost on our website at www.stbancorp.com under Financials, SEC Filings. These filings are also accessible on the SEC’s website at www.sec.gov. The charters of the Audit Committee, the Compensation and Benefits Committee, the Credit Risk Committee, the Executive Committee, the Nominating and Corporate Governance Committee and the Risk Committee as well as the Complaints Regarding Accounting, Internal Accounting Controls or Auditing Matters ("Whistleblower Policy"), the Code of Conduct for the CEO and CFO, the General Code of Conduct, the Shareholder Communications Policy, and the Corporate Governance Guidelines are also available at www.stbancorp.com under Governance.
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

S&T BANCORP, INC. AND SUBSIDIARIES

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
We elected to become a financial holding company under the BHCA in 2001 and thereby may engage in a broader range of financial activities than are permissible for traditional bank holding companies. In order to maintain our status as a financial holding company, we must remain “well-capitalized” and “well-managed” and the depository institutions controlled by us must remain “well-capitalized,” “well-managed” (as defined in federal law) and have at least a “satisfactory” Community Reinvestment Act, or CRA, rating. Refer to Note 25 Regulatory Matters to the consolidated financial statements contained in Part II, Item 8 of this Report for information concerning the current capital ratios of S&T and S&T Bank. No prior regulatory approval is required for a financial holding company with total consolidated assets less than $50 billion to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board, unless the total consolidated assets to be acquired exceed $10 billion. The BHCA identifies several activities as “financial in nature” including, among others, securities underwriting; dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and sales agency; investment advisory activities; merchant banking activities and activities that the Federal Reserve Board has determined to be closely related to banking. Banks may also engage in, subject to limitations on investment, activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is “well-capitalized,” “well-managed” and has at least a “satisfactory” CRA rating.
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

S&T BANCORP, INC. AND SUBSIDIARIES

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
Under the current assessment system, for an institution with less than $10 billion in assets, assessment rates are determined based on a combination of financial ratios and CAMELS (capital adequacy, asset quality, management, earnings, liquidity and sensitivity) composite ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly. Assessments are calculated as a percentage of average consolidated total assets less average tangible equity during the assessment period. As part of its semiannual update of the restoration plan established by the FDIC to facilitate restoration of the reserve ratio of the DIF to the statutory minimum in the mandated time frame, in June 2022 the FDIC approved an amended restoration plan and proposed an increase in the initial base deposit insurance assessment rate schedules. Consistent with the amended restoration plan, in October 2022, the FDIC adopted a final rule, applicable to all insured depository institutions, to increase the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023 (January 1 through March 31, 2023). The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35 percent by the statutory deadline of September 30, 2028. Second, the proposed change in assessment rates is further intended to support growth in the DIF in progressing toward the 2 percent Designated Reserve Ratio, or DRR, established by the FDIC. The FDIC has indicated that the proposed assessment rate schedules will remain in effect unless and until the DRR meets or exceeds 2 percent, absent further FDIC action. Under the new rule, the total base assessment rates on an annualized basis range from 2.5 basis points for certain “well-capitalized,” “well-managed” banks, with the highest ratings, to 42 basis points for complex institutions posing the most risk to the DIF, compared to the 2022 rates that ranged from 1.5 to 40.

S&T BANCORP, INC. AND SUBSIDIARIES

The FDIC may terminate the deposit insurance of any insured depository institution if it determines, after hearing that the institution has engaged in unsafe or unsound practices, that the institution is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Federal Reserve Board. It also may suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, will continue to be insured for a period of six months to two years, as determined by the FDIC.
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
Capital
The Federal Reserve Board and the FDIC have issued substantially similar minimum risk-based and leverage capital rules applicable to the banking organizations they supervise. At December 31, 2022, both S&T and S&T Bank met the applicable minimum regulatory capital requirements.
The following table summarizes the leverage and risk-based capital ratios for S&T and S&T Bank:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Leverage Ratio
S&T	$967,708	11.06%	$349,914	4.00%	$437,392	5.00%
S&T Bank	938,377	10.73%	349,746	4.00%	437,182	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	938,708	12.81%	329,701	4.50%	476,235	6.50%
S&T Bank	938,377	12.81%	329,565	4.50%	476,038	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	967,708	13.21%	439,602	6.00%	586,135	8.00%
S&T Bank	938,377	12.81%	439,420	6.00%	585,893	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	1,078,897	14.73%	586,135	8.00%	732,669	10.00%
S&T Bank	1,049,566	14.33%	585,893	8.00%	732,367	10.00%

The banking regulatory agencies may from time to time require that a banking organization maintain capital above the minimum prescribed levels, whether because of its financial condition or actual or anticipated growth.
The risk-based capital standards establish a systematic, analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures explicitly into account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets. For purposes of the risk-based ratios, assets and specified off-balance sheet instruments are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The leverage ratio represents capital as a percentage of total average assets adjusted as specified in the guidelines.
In July 2013, the federal banking agencies issued final regulatory capital rules that replaced the then existing general risk-based capital and related rules, broadly revising the basic definitions and elements of regulatory capital and making substantial changes to the risk weightings for banking and trading book assets. These regulatory capital rules are designed to implement Basel III (which were agreements reached in July 2010 by the international oversight body of the Basel Committee on Banking Supervision to require more and higher-quality capital) as well as the minimum leverage and risk-based capital requirements of the Dodd-Frank Act. These capital standards apply to all banks, regardless of size, and to all bank holding companies with consolidated assets greater than $500 million and became effective on January 1, 2015. For smaller banking organizations such as S&T and S&T Bank, the rules were subject to a transition period providing for full implementation as of January 1, 2019.
Generally, under the guidelines, common equity Tier 1 capital consists of common stock instruments that meet the eligibility criteria in the rule, retained earnings, accumulated other comprehensive income and common equity Tier 1 minority

S&T BANCORP, INC. AND SUBSIDIARIES

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
After a phase in period beginning in 2016, these regulatory capital rules also require a banking organization to maintain a capital conservation buffer composed of common equity Tier 1 capital in an amount greater than 2.50 percent of total risk-weighted assets beginning in 2019. As a result, since 2019, a banking organization has been required to maintain a common equity Tier 1 risk-based capital ratio greater than 7.00 percent, a Tier 1 risk-based capital ratio greater than 8.50 percent and a Total risk-based capital ratio greater than 10.50 percent; otherwise, it will be subject to restrictions on capital distributions and discretionary bonus payments. Since 2019, the minimum capital requirements plus the capital conservation buffer exceed the regulatory capital ratios required for an insured depository institution to be well-capitalized under prompt corrective action law, described in "Other Safety and Soundness Regulations."
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
Other Safety and Soundness Regulations
There are a number of obligations and restrictions imposed on bank holding companies such as us and our depository institution subsidiary by federal law and regulatory policy. These obligations and restrictions are designed to reduce potential loss exposure to the FDIC’s DIF in the event an insured depository institution becomes in danger of default or is in default. Under current federal law, for example, the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” as defined by the law. As of December 31, 2022, S&T Bank was classified as “well-capitalized.” New definitions of these categories, as set forth in the federal banking agencies’ final rule to implement Basel III and the minimum leverage and risk-based capital requirements of the Dodd-Frank Act, became effective as of January 1, 2015. Refer to the above section titled Capital within this Item 1. Business section for capital requirements. The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of any financial institution.

S&T BANCORP, INC. AND SUBSIDIARIES

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
Community Reinvestment, Fair Lending and Consumer Protection Laws
In connection with its lending activities, S&T Bank is subject to a number of state and federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. The federal laws include, among others, the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Truth-in-Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act and the CRA. In addition, federal rules require disclosure of privacy policies to consumers.

S&T BANCORP, INC. AND SUBSIDIARIES

The purpose of the CRA is to help address inequities in credit access for low- and moderate-income (LMI) individuals and communities. It is designed to encourage regulated banks to help meet the credit needs of the local communities in which they are chartered. The FRB, the FDIC and the OCC implement the CRA through their CRA regulations, which establish the framework for how the agencies assess a bank’s record of helping to meet the credit needs of the communities that they serve, including LMI neighborhoods, consistent with safe and sound operations. The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low-and moderate-income neighborhoods. Furthermore, such assessment is required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. In the case of a bank holding company, including a financial holding company, applying for approval to acquire a bank or bank holding company, the Federal Reserve Board will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory.” S&T Bank was rated “satisfactory” in its most recent CRA evaluation.
Several attempts have been made by one or more of the agencies to modernize the CRA regulations. On May 5, 2022, the FDIC, OCC and FRB jointly issued a proposal to strengthen and modernize regulations implementing the CRA to better achieve the purposes of the law. The agencies invited public comment through August 5, 2022 on their joint proposal, which has the following key elements:
•Expand access to credit, investment and basic banking services in low-and moderate-income communities.
•Adapt to changes in the banking industry, including internet and mobile banking.
•Provide greater clarity, consistency and transparency.
•Tailor CRA evaluations and data collection to bank size and type.
•Maintain a unified approach.
Final regulations have not yet been adopted. Also, on September 15, 2022 legislation was introduced by Maxine Waters (D-Cal.), chair of the House Committee on Financial Services, that would significantly revise the CRA, adding a number of new substantive and procedural requirements. While the future of such legislation is uncertain, it may impact the timing of any final CRA regulations by the agencies. We will continue to monitor any changes to the regulations implementing the CRA or proposed changes to the CRA in light of increased focus on modernizing the rules.
With respect to consumer protection, the Dodd-Frank Act created the Consumer Financial Protection Bureau, or the CFPB, which took over rulemaking responsibility on July 21, 2011 for the principal federal consumer financial protection laws, such as those identified above. Institutions that have assets of $10 billion or less, such as S&T Bank, are subject to the rules established by the CFPB but will continue to be supervised in this area by their state and primary federal regulators, which in the case of S&T Bank is the FDIC. The Dodd-Frank Act also gives the CFPB expanded data collection powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. The consumer complaint function also has been consolidated into the CFPB with respect to the institutions it supervises. The CFPB established an Office of Community Banks and Credit Unions, with a mission to ensure that the CFPB incorporates the perspectives of small depository institutions into the policy-making process, communicates relevant policy initiatives to community banks and credit unions and works with community banks and credit unions to identify potential areas for regulatory simplification.
Fair lending laws prohibit discrimination in the provision of banking services, and the enforcement of these laws has been a focus for bank regulators. Fair lending laws include the Equal Credit Opportunity Act and the Fair Housing Act, which outlaw discrimination in credit transactions and residential real estate on the basis of prohibited factors including, among others, race, color, national origin, sex and religion. A lender may be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency is required to refer the matter to the U.S. Department of Justice, or DOJ, for investigation. In December of 2012, the DOJ and the CFPB entered into a Memorandum of Understanding under which the agencies have agreed to share information, coordinate investigations and have generally committed to strengthen their coordination efforts. S&T Bank is required to have a fair lending program that is of sufficient scope to monitor the inherent fair lending risk of the institution and that appropriately remediates issues which are identified.

S&T BANCORP, INC. AND SUBSIDIARIES

During 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing, which became effective in 2014. In particular, on January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth-in-Lending Act, as amended by the Dodd-Frank Act (“QM Rule.”) The ability-to-repay provision requires creditors to make reasonable, good-faith determinations that borrowers are able to repay their mortgage loans before extending the credit, based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The QM Rule also adds an explicit maximum
43 percent debt-to-income ratio (DTI) for borrowers if the loan is to meet the QM definition, though some mortgages that meet government-sponsored enterprise, or GSE, Federal Housing Administration, or FHA, and Veterans Affairs, or VA, underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the
43 percent DTI limits (GSE Patch). These rules did not have a material impact on our mortgage business. In December 2020, the CFPB published a final rule that replaced the 43 percent DTI ratio limit in the general QM definition (the “General QM Rule”) and a final rule that created a new category of qualified mortgage, called a seasoned qualified mortgage, for first lien, fixed rate covered loans that meet certain performance requirements, are held in portfolio by the originating creditor or first purchaser for a 36-month period, comply with general restrictions on product features and points and fees, and meet certain underwriting requirements. The compliance date of the final rules was October 1, 2022.
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
Other Dodd-Frank Provisions
In December 2013, federal regulators adopted final regulations regarding the Volcker Rule established in the Dodd-Frank Act. The Volcker Rule generally prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies generally covering hedge funds and private equity funds, subject to certain exemptions. Banking entities had until July 21, 2017 to conform their activities to the requirements of the rule. Since S&T generally does not engage in the activities prohibited by the Volcker Rule, the effectiveness of the rule has not had a material effect on S&T Bank or its affiliates.
In addition, the Dodd-Frank Act provides that the amount of any interchange fee charged for electronic debit transactions by debit card issuers having assets over $10 billion must be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve Board has adopted a rule which limits the maximum permissible interchange fees that such issuers can receive for an electronic debit transaction. This rule, Regulation II, was effective October 1, 2011, and then amended on October 3, 2022 to require debit card issuers to provide at least two unaffiliated payment card networks to process card-not-present debit card transactions. Regulation II does not apply to a bank that, together with its affiliates, has less than $10 billion in assets, which includes S&T.
Cybersecurity
We are subject to a variety of regulatory expectations and requirements regarding cybersecurity and privacy. Federal regulators have issued statements regarding cybersecurity addressing the controls that financial institutions should design and business continuity planning and recovery processes that should be in place. State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations, including data breach notification requirements.

S&T BANCORP, INC. AND SUBSIDIARIES

Additionally, the FDIC, OCC and Federal Reserve Board issued a final rule effective April 1, 2022, with compliance by May 1, 2022, requiring banking organizations that experience a computer-security incident to notify its federal regulator of the computer-security incident as soon as possible and no later than 36 hours after the bank determines a computer-security incident has occurred. We actively monitor developments regarding regulatory expectations and federal and state requirements with respect to cybersecurity and data breach notifications.
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
Our customers are primarily in Pennsylvania and the contiguous states of Ohio, West Virginia, New York, Maryland and Delaware. The majority of our commercial and consumer loans are made to businesses and individuals in these states resulting in a geographic concentration. Our market area has a high density of financial institutions, some of which are significantly larger institutions with greater financial resources than us, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, mortgage banking companies, credit unions, online lenders and other financial service companies. Our most direct competition for deposits has historically come from commercial banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms, insurance companies and financial technology companies. Since larger competitors have advantages in attracting business from larger corporations, we do not generally attempt to compete for that business. Instead, we concentrate our efforts on attracting the business of individuals, and small and medium-size businesses. We consider our competitive advantages to be customer service and responsiveness to customer needs, the convenience of banking offices and hours, access to electronic banking services and the availability and pricing of our customized banking solutions. We emphasize personalized banking and the advantage of local decision-making in our banking business.
The financial services industry is likely to become more competitive as further technological advances enable more companies to provide financial services on a more efficient and convenient basis. Technological innovations have lowered traditional barriers to entry and enabled many companies to compete in financial services markets. Many customers now expect a choice of banking options for the delivery of services, including traditional banking offices, telephone, internet, mobile, ATMs, self-service branches, in-store branches and/or digital and technology based solutions. These delivery channels are offered by traditional banks and savings associations, credit unions, brokerage firms, asset management groups, financial technology companies, finance and insurance companies, internet-based companies and mortgage banking firms.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 1A. RISK FACTORS
Investments in our common stock involve risk. The following discussion highlights the risks that we believe are material to S&T, potentially impacting our business, results of operations, financial condition and cash flows. However, other factors not discussed below or elsewhere in this Annual Report on Form 10-K could adversely affect our businesses, results of operations and financial condition. Therefore, the risk factors below do not necessarily include all risks that we may face.
Risks Related to Credit
Our ability to assess the credit-worthiness of our customers may diminish, which may adversely affect our results of operations.
We incur credit risk by virtue of making loans and extending loan commitments and letters of credit. Credit risk is one of our most significant risks. Our exposure to credit risk is managed through the use of consistent underwriting standards that emphasize “in-market” lending while avoiding excessive industry and other concentrations. Our credit administration function employs risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. There can be no assurance that such measures will be effective in avoiding undue credit risk. If the models and approaches that we use to select, manage and underwrite our consumer and commercial loan products change and our underwriting standards do not reflect or capture the rapid changes in the economy, we may have higher credit losses.
The value of the collateral used to secure our loans may not be sufficient to compensate for the amount of unpaid loans and we may be unsuccessful in recovering the remaining balances from our customers.
Decreases in real estate values, particularly with respect to our commercial real estate, or CRE, and mortgage activities, could adversely affect the value of property used as collateral for our loans and our customers’ ability to repay these loans, which in turn could impact our profitability. Repayment of our commercial loans is often dependent on the cash flow of the borrower, which may become unpredictable. If the value of the assets, such as real estate, serving as collateral for the loan portfolio were to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, we may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. This could result in higher charge-offs which could have a material adverse effect on our operating results and financial condition.
Changes in the overall credit quality of our portfolio can have a significant impact on our earnings.
Like other lenders, we face the risk that our customers will not repay their loans. We reserve for losses in our loan portfolio based on our assessment of expected credit losses. This process, which is critical to our financial results and condition, requires complex judgment including our assessment of economic conditions, which are difficult to predict. Through a periodic review of the loan portfolio, management determines the amount of the ACL by considering historical losses, the national unemployment forecast produced by the Federal Reserve combined with qualitative factors around current conditions including changes in lending policies and practices, economic conditions, changes in the loan portfolio, changes in lending management, results of internal loan reviews, asset quality trends, collateral values, concentrations of credit risk and other external factors. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control. Although we have policies and procedures in place to determine future losses, due to the subjective nature of this area, there can be no assurance that our management has accurately assessed the level of allowances reflected in our consolidated financial statements. We may underestimate our expected credit losses and fail to hold an ACL sufficient to account for these losses. Incorrect assumptions could lead to material underestimates of expected losses and an inadequate ACL. As our assessment of expected losses changes, we may need to increase or decrease our ACL, which could significantly impact our financial results and profitability.
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

S&T BANCORP, INC. AND SUBSIDIARIES

Our loan portfolio has a significant concentration of commercial loans that have a higher risk of loss.
The majority of our loans are to commercial borrowers including commercial and industrial, or C&I, CRE, and construction loans. The commercial loan portfolio typically involves a higher degree of credit risk than other types of loans. For the C&I segment this is due to the customer’s repayment ability being based upon the success of its business operations, the susceptibility of the customer’s business to changing economic conditions, the dependence of our customer on maintaining sufficient cash flow to make payments on the loan and our reliance on the underlying collateral, which is usually only the business assets that may not have sufficient value when the borrower encounters financial difficulties. For the CRE segment higher risk is due to higher loan principal amounts, where the repayment of these loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by CRE often depend upon the successful operation and management of the properties, repayment of these loans may be affected by factors outside the borrower’s control, including adverse conditions in the real estate market or the economy. Additionally, we have a number of significant credit exposures to commercial borrowers, and while the majority of these borrowers have numerous projects that make up the total aggregate exposure, if one or more of these borrowers default or have financial difficulties, we could experience higher credit losses, which could adversely impact our financial condition and results of operations. Further, an individual commercial loan balance is typically larger than other loans in our portfolio, creating the potential for larger credit losses on an individual loan. The deterioration of one or a few of these loans could have a material adverse effect on our financial condition and results of operations.
Risks Related to General Economic Conditions
General economic conditions may adversely impact our business, financial condition, results of operations, or cash flows.
Various aspects of our business could be impacted by general macroeconomic conditions including, among others, inflation, which has increased to levels not experienced in years, interest rates, rising or elevated unemployment, declines in GDP, consumer spending, property values, supply chain complications and economic uncertainty. These conditions generally have a negative impact on businesses, financial markets and consumers, which may impact the underlying credit quality of our customers. Increased cost of borrowings, additional borrowings and increased leverage, drawdowns from savings and business disruption, financial difficulties, or business losses, particularly for borrowers in our C&I or CRE portfolio, could increase the risk of our customers defaulting or becoming delinquent in their obligations to us, which could increase credit losses and adversely affect our credit portfolios and provision for credit losses. If the macroeconomic environment worsens, our credit portfolio and allowance for credit losses could be adversely impacted. These unfavorable economic conditions could, also, impact the demand for loans and other products and services offered by us, the level of customer deposits, the value of our investment securities, loans held for sale or other assets secured by residential or commercial real estate, or the level of net interest income or net interest margin. Any of these developments could adversely impact our business, financial condition, results of operations or cash flows.
We may not accurately predict the nature and timing of the policies of the Federal Reserve and other governmental agencies and their impact on interest rates and financial markets, which could negatively impact our financial condition and results of operations.
The monetary policies of the Federal Reserve have a significant impact on interest rates, the value of financial instruments and other assets and liabilities, and overall financial market performance. These policies have a significant impact on the activities and results of operations of banks and bank holding companies such as S&T. An important function of the Federal Reserve is to monitor the national supply of bank credit and set certain interest rates. The actions of the Federal Reserve influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits. In addition, monetary policy actions by governmental authorities in the European Union or other countries could have an impact on global interest rates, which could affect rates in the U.S. We may not accurately predict the nature or timing of future changes in monetary policies and interest rates or the precise effects that they may have on our activities and financial results, which could negatively impact our financial condition and results of operations.
Russia’s invasion of Ukraine has created significant economic and financial disruptions and uncertainties, which could adversely affect our business, financial condition and results of operations

S&T BANCORP, INC. AND SUBSIDIARIES

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
A cyber attack, information or security breach, or a failure of ours or of a third-party's infrastructure, computer and data management systems could adversely affect our ability to conduct our business or manage our exposure to risk, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.
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
Financial services institutions have been subject to, and are likely to continue to be the target of, cyber attacks, including computer viruses, malicious or destructive code, phishing attacks, denial of service or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the institution, its employees or customers or of third parties, or otherwise materially disrupt network access or business operations. For example, denial of service attacks have been launched against a number of large financial institutions and several large retailers have disclosed substantial cyber security breaches affecting debit accounts of their customers. We have experienced cyber security incidents in the past and although not material, we anticipate that, as a growing regional bank, we could experience further incidents. There can be no assurance that we will not suffer material losses or other material consequences relating to technology failure, cyber attacks or other information or security breaches.
In addition to external threats, insider threats also present a risk to us. Insiders, having legitimate access to our systems and the information contained in them, have the opportunity to make inappropriate use of the systems and information, or as a result

S&T BANCORP, INC. AND SUBSIDIARIES

of human error, misconduct or malfeasance, expose us to risk. We have policies, procedures, and controls in place designed to prevent or limit this risk, but we cannot guarantee that these policies, procedures and controls fully mitigate this risk.
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
We rely on certain critical third-party providers for a number of services that are important to our business. An interruption or cessation of an important service by any critical third-party provider could have a material adverse effect on our business.
We are dependent for the majority of our technology, including our core operating system, on certain critical third-party providers. If these companies were to discontinue providing services to us, we may experience significant disruption to our business. In addition, each of these third parties faces the risk of cyber attack, information breach or loss, or technology failure. If any of our critical third-party service providers experience such difficulties, or if there is any other disruption in our relationships with them, we may be required to find alternative sources of such services. We are dependent on these critical third-party providers securing their information systems, over which we have limited control, and a breach of their information systems could adversely affect our ability to process transactions, service our clients or manage our exposure to risk and could result in the disclosure of sensitive, personal customer information, which could have a material adverse impact on our business through damage to our reputation, loss of business, remedial costs, additional regulatory scrutiny or exposure to civil litigation and possible financial liability. Assurance cannot be provided that we could negotiate terms with alternative service sources that are as favorable or could obtain services with similar functionality as found in existing systems without the need to expend substantial resources, if at all, thereby resulting in a material adverse impact on our business and results of operations.
Failure to continue to attract, develop, and maintain a highly skilled workforce may have an adverse effect on our business.
Our business requires that we attract, develop, and maintain a highly skilled workforce. Competition for qualified employees and personnel in the banking industry is strong, and there are a limited number of qualified persons with knowledge of, and experience in, the banking industry where we conduct our business. Our ability to attract and retain skilled personnel cost effectively is subject to a variety of external factors, including the limited availability of qualified personnel in the workforce in the local markets in which we operate, unemployment levels within those markets, prevailing wage rates, which have increased significantly, health and other insurance costs, and changes in employment and labor laws. Furthermore, the complexities introduced into the labor market as a result of the transition to increased work-from-home arrangements have impacted the competitive landscape in our labor market. Based on current conditions in the labor market, we have experienced some difficulty in retaining and attracting personnel and there is no assurance that we will be able to continue to successfully do so.

S&T BANCORP, INC. AND SUBSIDIARIES

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

S&T BANCORP, INC. AND SUBSIDIARIES

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
Management regularly reviews and updates our internal controls, disclosure controls and procedures and operating, risk management and corporate governance policies and procedures. Any system of controls, policies and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of internal controls, disclosure controls and procedures, or operating, risk management and corporate governance policies and procedures, whether as a result of human error, misconduct or malfeasance, or failure to comply with regulations related to controls and policies and procedures could have a material adverse effect on our business, results of operations and financial condition.
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

S&T BANCORP, INC. AND SUBSIDIARIES

Negative public opinion could damage our reputation and adversely impact our earnings and liquidity.
Reputational risk, or the risk to our business, earnings, liquidity and capital from negative public opinion, is inherent in our operations. Negative public opinion could result from our actual or alleged conduct in a variety of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, ethical issues or inadequate protection of customer information. Financial companies are highly vulnerable to reputational damage when they are found to have harmed customers, particularly retail customers, through conduct that is illegal or viewed as unfair, deceptive, manipulative or otherwise wrongful. We are dependent on third-party providers for a number of services that are important to our business. Refer to the risk factor titled, “We rely on third-party providers for a number of services that are important to our business. An interruption or cessation of an important service by any third-party provider could have a material adverse effect on our business.” for additional information. A failure by any of these third-party service providers could cause a disruption in our operations, which could result in negative public opinion about us or damage to our reputation. We expend significant resources to comply with regulatory requirements, and the failure to comply with such regulations could result in reputational harm or significant legal or remedial costs. Damage to our reputation could adversely affect our ability to retain and attract new customers and employees, expose us to litigation and regulatory action and adversely impact our earnings and liquidity.
Our ability to pay dividends on our common stock may be limited
Holders of our common stock will be entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. The payment of common stock dividends by S&T is subject to certain requirements and limitations of Pennsylvania law. Although we have historically declared cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce, suspend or eliminate our dividend at any time. Substantial portions of our revenue consist of dividend payments we receive from S&T Bank. The payment of common dividends by S&T Bank is subject to certain requirements and limitations under federal and state laws and regulations that limit the amount of dividends it can pay to S&T. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. Any decrease to or elimination of the dividends on our common stock could adversely affect the market price of our common stock.
We may be adversely impacted by the transition from LIBOR as a reference rate.
On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. In late 2020, the ICE Benchmark Administration (IBA) extended the cessation date for submission and publication of rates for all LIBOR currency-tenor pairs until June 30, 2023, except for the one-week and two-month USD LIBOR tenors, which ceased on December 31, 2021. U.S. regulators, including the U.S. Federal Reserve, published a statement supporting the IBA’s plans and urged banks to phase out LIBOR as soon as practicable. On March 5, 2021, IBA stated that it will cease the publication of (i) the overnight and 1, 3, 6 and 12 months USD LIBOR settings immediately following the LIBOR publication on June 30, 2023 and (ii) all other LIBOR settings, including the 1 week and 2 month USD LIBOR settings, immediately following the LIBOR publication on Friday, December 31, 2021. In October 2021, five federal financial institution regulatory agencies, in conjunction with the state bank and state credit union regulators, jointly issued a statement to emphasize the expectation that supervised institutions with LIBOR exposure continue to progress toward an orderly transition away from LIBOR. In that guidance, the agencies offered their regulatory expectations and outlined potential supervisory and enforcement consequences for banks that fail to adequately plan for and implement the transition away from LIBOR. The failure to properly transition away from LIBOR may result in increased supervisory scrutiny. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR however, other market alternatives have been developed. While SOFR has been adopted in select product areas it has not achieved full implementation as an alternative reference rate. At this time, it is not possible to predict how markets will respond to alternative reference rates as markets continue to transition away from LIBOR. While several states have enacted legislation addressing the LIBOR transition and others may do so and the U.S. House of Representatives passed LIBOR transition legislation on December 8, 2021, it remains unclear that these initiatives will fully address the issues with the LIBOR transition.
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

S&T BANCORP, INC. AND SUBSIDIARIES

LIBOR and are revising fallback language to facilitate the transition to alternative reference rates. Our failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
Our business could be negatively impacted by environmental, social and governance (ESG) matters, including climate change and related legislative and regulatory initiatives.
There has been an increased focus from regulators, investors, customers, employees and other stakeholders concerning environmental, social and governance, or ESG, practices and disclosure, including climate change, hiring practices, the diversity of the work force, racial and social justice issues and shareholder rights.
With respect to environmental in particular, increased focus and concern over the effects of climate change have resulted in increased political and social initiatives directed toward climate change. Governments have entered into international agreements with respect to climate change, and U.S. federal and state legislatures, regulatory agencies, and supervisory authorities, including those with oversight of financial institutions, have proposed initiatives seeking to mitigate the effects of climate change. While many of the current regulatory proposals do not apply directly to S&T, continued focus on climate change may lead to the promulgation of new regulations or supervisory guidance applicable to S&T and, as a result, we may experience increased compliance costs and other compliance-related risks. Furthermore, our customers could be impacted by regulatory initiatives focused on addressing and mitigating the effects of climate change resulting in an adverse impact on their financial condition and creditworthiness. Depending on the nature of the initiative, the business impacted, and the composition of loan portfolio, our business and results of operations could be negatively impacted by climate change initiatives directed at our customers. Additionally, our business and the business of our customers could be negatively impacted by disruptions in economic activity resulting from the physical impacts of climate change.
Furthermore, new government regulations with respect to other environmental, social or governance matters could also result in new or more stringent forms of ESG oversight and expanded mandatory and voluntary reporting, diligence, disclosure and ESG-related compliance costs. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards with respect to ESG matters could have a material adverse impact on our future results of operations, financial position, cash flows, ability to do business with certain third parties and our stock price.
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

S&T BANCORP, INC. AND SUBSIDIARIES

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

S&T BANCORP, INC. AND SUBSIDIARIES

Item 1B. UNRESOLVED STAFF COMMENTS
There are no unresolved SEC staff comments.
Item 2. PROPERTIES
S&T Bancorp, Inc. headquarters is located in Indiana, Pennsylvania. We operate in Pennsylvania and Ohio. At December 31, 2022, we operate 73 banking branches and four loan production offices, of which 43 are leased facilities.
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

S&T BANCORP, INC. AND SUBSIDIARIES

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Prices and Dividend Information
Our common stock is listed on the NASDAQ Global Select Market System, or NASDAQ, under the symbol STBA. As of the close of business on January 31, 2023, we had approximately 2,655 shareholders of record. The number of record-holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.
As discussed under "Our ability to pay dividends on our common stock may be limited." included in Item 1A. Risk Factors in Part I, the amount and timing of dividends is subject to the discretion of the Board and depends upon business conditions and regulatory requirements. The Board has the discretion to change the dividend at any time for any reason. The Board of Directors presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results and other factors, including applicable government regulations and policies. S&T’s Board of Directors approved a quarterly cash dividend of $0.32 per share on January 25, 2023.
Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Report.
Purchases of Equity Securities
The following table is a summary of our purchases of common stock during the fourth quarter of 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Approximate dollar value of shares that may yet be purchased under the plan
10/1/2022 - 10/31/2022	—	$—	—	$29,805,161

11/1/2022 - 11/30/2022	—	—	—	29,805,161

12/1/2022 - 12/31/2022	—	—	—	29,805,161
Total	—	$—	—	$29,805,161
(1)On January 25, 2023, our Board of Directors authorized an extension of its $50 million share repurchase plan, which was set to expire March 31, 2023. This authorization extended the expiration date of the repurchase plan through March 31, 2024. The plan permits S&T to repurchase shares up to the previously authorized $50 million in aggregate value of S&T's common stock through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and S&T's financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds. Share repurchases will not occur unless permissible under applicable laws.
Five-Year Cumulative Total Return
The following chart compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the NASDAQ Composite Index(1) and the NASDAQ Bank Index(2) assuming a $100 investment in each on December 31, 2017 and the reinvestment of dividends.

Total Return Performance
$250
$200
$150
$100
$50
Index Value
2017
2018
2019
2020
2021
2022
S&T Bancorp, Inc.
NASDAQ Composite
NASDAQ Bank

Source: Bloomberg

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
S&T Bancorp, Inc.	100.00	97.33	106.56	68.84	90.64	102.07
NASDAQ Composite(1)	100.00	97.18	132.88	192.74	235.56	158.97
NASDAQ Bank(2)	100.00	83.83	104.26	96.44	137.82	115.38
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

S&T BANCORP, INC. AND SUBSIDIARIES
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
Important Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position and other matters regarding or affecting S&T and its future business and operations. Forward-looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve,” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses and the credit risk of our commercial and consumer loan products; changes in the level of charge-offs and changes in estimates of the adequacy of the allowance for credit losses, or ACL; cyber-security concerns; rapid technological developments and changes; operational risks or risk management failures by us or critical third parties, including fraud risk; our ability to manage our reputational risks; sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; the transition from LIBOR as a reference rate; regulatory supervision and oversight, including changes in regulatory capital requirements and our ability to address those requirements; unanticipated changes in our liquidity position; unanticipated changes in regulatory and governmental policies impacting interest rates and financial markets; changes in accounting policies, practices or guidance; legislation affecting the financial services industry as a whole, and S&T, in particular; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; reliance on significant customer relationships; an interruption or cessation of an important service by a third-party provider; our ability to attract and retain talented executives and employees; general economic or business conditions, including the strength of regional economic conditions in our market area; environmental, social and governance practices and disclosures, including climate change, hiring practices, the diversity of the work force, and racial and social justice issues; the duration and severity of the coronavirus, or COVID-19 pandemic, both in our principal area of operations and nationally, including the ultimate impact of the pandemic on the economy generally and on our operations; our participation in the Paycheck Protection Program; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; the stability of our core deposit base and access to contingency funding; re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses.
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
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the consolidated financial statements. Further, we view critical accounting estimates as those estimates made in accordance with
GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We currently view the determination of the ACL and goodwill and other intangible assets to be critical accounting policies. We did not significantly change the manner in which we applied our critical accounting policies or developed related assumptions or estimates during 2022. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee.
Allowance for Credit Losses
In January 2020, we adopted ASC 326, which replaced the former incurred loss methodology with an expected credit loss methodology that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of an asset. The ACL is a valuation reserve established and maintained by charges against operating income. It is an estimate of expected credit losses, measured over the contractual life of a loan, that considers historical loss experience, current conditions and forecasts of future economic conditions.
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
In conjunction with our capital stress testing process, we consider different economic scenarios that impact the ACL. Among other balance sheet and income statement changes, our severely adverse scenario would have resulted in an increase to the ACL of approximately 90 percent. This severely adverse scenario shows how sensitive the ACL can be to key qualitative and quantitative assumptions underlying the overall ACL calculation. To the extent actual losses are higher than management estimates, additional provision for credit losses could be required and could adversely affect our earnings or financial position in future periods.
Goodwill and Other Intangible Assets
As a result of acquisitions, we have recorded goodwill and identifiable intangible assets in our Consolidated Balance Sheets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired.
The acquisition method of accounting requires that assets acquired and liabilities assumed in business combinations are recorded at their fair values. This often involves estimates based on third-party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques which are inherently subjective. Business combinations also typically result in goodwill which is subject to ongoing periodic impairment tests based on the fair values of the reporting units to which the acquired goodwill relates.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The carrying value of goodwill is tested annually for impairment each October 1st or more frequently if events and circumstances indicate that it may be impaired. We test for impairment by comparing the fair value of the reporting unit with its carrying amount. An impairment charge would be recognized if the carrying amount exceeds the reporting unit's fair value. Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The fair value of the reporting unit is determined by using both a discounted cash flow model and market based models. The discounted cash flow model has many assumptions including future earnings projections, a long-term growth rate and discount rate. The market based method calculates the fair value based on observed price multiples for similar companies. The fair values of each method are then weighted based on the relevance and reliability in the current economic environment.
We last completed a quantitative goodwill impairment test as of November 30, 2020 and concluded that goodwill was not impaired. A discount rate of 11.50 percent was used for the income approach. If the discount rate was increased 2 percent to 13.50 percent, our fair value would have still exceeded carrying value resulting in no goodwill impairment. Based upon our qualitative assessment performed for our annual impairment analysis as of October 1, 2022, we concluded that goodwill is not impaired.
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
The interest income on interest-earning assets, net interest income and net interest margin are presented on an FTE basis (non-GAAP). The FTE basis (non-GAAP) adjusts for the tax benefit of income on certain tax-exempt loans and securities and the dividend-received deduction for equity securities using the federal statutory tax rate of 21 percent for each period. We believe this to be the preferred industry measurement of net interest income that provides a relevant comparison between taxable and non-taxable sources of interest income.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table reconciles interest and dividend income per the Consolidated Statements of Net Income to interest income, net interest income and net interest margin on an FTE basis (non-GAAP) for the periods presented:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Total interest and dividend income per Consolidated Statements of Net Income	$340,751	$289,262	$320,464
Adjustment to FTE basis	2,052	2,316	3,202
Interest Income on an FTE Basis (Non-GAAP)	342,803	291,578	323,666

Total interest and dividend income per Consolidated Statements of Net Income	340,751	289,262	320,464
Total interest expense	24,968	13,150	41,076
Net Interest Income per Consolidated Statements of Net Income	$315,783	$276,112	$279,388
Adjustment to FTE basis	2,052	2,316	3,202
Net Interest Income on an FTE Basis (Non-GAAP)	317,835	278,428	282,590

Net interest margin	3.74%	3.19%	3.34%
Adjustment to FTE basis	0.02	0.03	0.04
Net Interest Margin on an FTE Basis (Non-GAAP)	3.76%	3.22%	3.38%
The efficiency ratio is noninterest expense divided by noninterest income plus net interest income, on an FTE basis (non-GAAP), which ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Below is a reconciliation of the non-GAAP efficiency ratio.

	Years ended December 31,
(dollars in thousands)	2022	2021	2020
Efficiency Ratio (Non-GAAP)
Noninterest expense per Consolidated Statements of Net Income	$196,746	$188,925	$186,671
Less: merger related expenses	—	—	(2,342)
Noninterest expense excluding nonrecurring items	$196,746	$188,925	$184,329

Net interest income per Consolidated Statements of Net Income	$315,783	$276,112	$279,388
Plus: taxable equivalent adjustment	2,052	2,316	3,202
Net interest income (FTE) (non-GAAP)	317,835	278,428	282,590
Noninterest income per Consolidated Statements of Net Income	58,259	64,696	59,746
Less: net (gains) losses on sale of securities	(198)	(29)	(142)
Net interest income (FTE) (non-GAAP) plus noninterest income	$375,896	$343,095	$342,194
Efficiency Ratio (Non-GAAP)	52.34%	55.06%	53.87%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Return on average tangible shareholders' equity (non-GAAP) is a key profitability metric used by management to measure financial performance. The following table provides a reconciliation of return on average tangible shareholders' equity (non-GAAP) by reconciling net income (GAAP) per the Consolidated Statements of Net Income to net income before amortization and intangibles and average shareholder's equity to average tangible shareholders' equity for the periods presented:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Net income	$135,520	$110,343	$21,040
Plus: amortization of intangibles, net of tax	1,199	1,400	2,001
Net income before amortization of intangibles	$136,719	$111,743	$23,041

Average shareholders' equity	$1,181,788	$1,186,161	$1,169,489
Less: average goodwill and other intangible assets, net of deferred tax liability	(378,303)	(379,612)	(380,846)
Average tangible shareholders' equity	$803,485	$806,549	$788,643
Return on Average Tangible Shareholders' Equity (Non-GAAP)	17.02%	13.85%	2.92%
Executive Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.1 billion at December 31, 2022. We operate in Pennsylvania and Ohio. We provide a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol "STBA."
We earn revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. We incur expenses for the cost of deposits and other funding sources, provision for credit losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.
In 2022, we celebrated a great milestone, our 120-year anniversary. We finished 2022 with two consecutive quarters of record net income and earnings per share and record full year net income and earnings per share. We are focused on living our purpose of building a better future together through people-forward banking. Our future at S&T is a world where everything we do daily reflects our purpose and is guided by our values. Our strategic priorities for 2023 and beyond will be focused on our deposit franchise, core profitability, asset quality and talent and engagement.
Results of Operations
Year Ended December 31, 2022
Earnings Summary

	Years ended December 31,
(dollars in thousands)	2022	2021	2020
Net income	$135,520	$110,343	$21,040
Earnings per share - diluted	$3.46	$2.81	$0.53
Return on average assets	1.48%	1.18%	0.23%
Return on average shareholders' equity	11.47%	9.30%	1.80%
Return on average tangible shareholders' equity (non-GAAP)	17.02%	13.85%	2.92%
We earned record net income of $135.5 million, an increase of $25.2 million or 22.8 percent, compared to net income of $110.3 million in 2021. Earnings per diluted share increased 23.1 percent to $3.46 in 2022 compared to $2.81 in 2021.The increase in net income was primarily due to higher net interest income related to rising interest rates and a lower provision for credit losses related to improving economic conditions. Net income in 2020 was impacted by a pre-tax loss of $58.7 million related to a customer fraud resulting from a check kiting scheme. The fraud was perpetrated by a single business customer and the customer has plead guilty in a criminal investigation. We continue to pursue all available sources of recovery to mitigate the loss. Return on average assets increased 30 basis points to 1.48 percent for 2022 compared to 1.18 percent for 2021. Return on average shareholders' equity increased 217 basis points to 11.47 percent for 2022 compared to 9.30 percent for 2021.
Net interest income increased $39.7 million, or 14.4 percent, to $315.8 million compared to $276.1 million in 2021. Interest and dividend income increased $51.5 million and interest expense increased $11.8 million compared to 2021. The net

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
interest margin, or NIM, on an FTE basis (non-GAAP) increased 54 basis points to 3.76 percent compared to 3.22 percent in 2021. The increases in net interest income and NIM on an FTE basis (non-GAAP) were primarily due to higher interest rates during 2022. NIM is reconciled to net interest margin adjusted to an FTE basis (non-GAAP) above in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.
The provision for credit losses decreased $7.8 million to $8.4 million for 2022 compared to $16.2 million for 2021. The decrease in the provision for credit losses during 2022 was mainly due to a reduction in net charge-offs in 2022. Net loan charge-offs were $2.6 million, or 0.04 percent of average loans, in 2022 compared to $34.5 million, or 0.49 percent of average loans, in 2021.
Noninterest income decreased $6.4 million to $58.3 million compared to $64.7 million in 2021. Mortgage banking decreased $7.5 million due to a decline in loan sale activity caused by rising interest rates and a shift to holding originated mortgage loans. Other noninterest income decreased $1.8 million primarily related to a $3.1 million decline in the fair value of assets in a nonqualified benefit plan partially offset by a net gain on the sale of OREO. Service charges on deposit accounts and debit and credit card fees increased $2.8 million due to increased customer activity.
Noninterest expense increased $7.8 million to $196.7 million compared to $188.9 million in 2021. Salaries and employee benefits increased $3.0 million primarily due to base rate increases and higher incentives. Professional and legal increased $2.0 million due to increased consulting engagements compared to 2021. Marketing increased $1.0 million due to increased marketing efforts. Other noninterest expense increased $1.8 million in 2022 primarily due to a lease impairment and increased travel and entertainment expenses. These higher expenses were offset by decreases in FDIC insurance of $1.4 million in 2022 compared to 2021. The efficiency ratio (non-GAAP) for 2022 improved to 52.34 percent compared to 55.06 percent for 2021. A reconciliation of the efficiency ratio (non-GAAP) is provided above in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.
The provision for income taxes increased $8.1 million to $33.4 million in 2022 compared to $25.3 million in 2021. The increase in our income tax provision was primarily due to a $33.3 million increase in pretax income in 2022 compared to 2021. The effective tax rate increased 1.1 percent to 19.8 percent in 2022 compared to 18.7 percent in 2021. The increase in the effective tax rate was primarily due to significantly higher income before taxes in 2022 compared to 2021.
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
As part of our interest rate risk management strategy, we use interest rate swaps to add stability to net interest income by managing our exposure to interest rate movements. During 2022, we entered into interest rate swaps with a total notional amount of $500.0 million with original maturities ranging from three to five years. Our strategy is to reduce our exposure to variability in expected future cash flows related to interest payments on commercial loans that are currently indexed to the 1-month LIBOR rate. Interest rates have increased substantially in 2022 resulting in a loss on the cash flow hedges of $16.8 million which is reported in Other Comprehensive Income (Loss), or OCI, net of applicable taxes.
Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the years ended December 31:

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	2022			2021			2020
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$378,323	$2,952	0.78%	$722,057	$973	0.13%	$179,887	$515	0.29%
Securities at fair value(2)(3)	1,017,471	22,880	2.25%	832,304	18,135	2.18%	764,311	19,011	2.49%
Loans held for sale	1,115	49	4.38%	4,094	124	3.03%	5,105	160	3.13%
Commercial real estate	3,182,821	139,575	4.39%	3,249,559	119,594	3.68%	3,347,234	140,288	4.19%
Commercial and industrial	1,706,861	83,568	4.90%	1,829,563	75,860	4.15%	2,018,318	77,752	3.85%
Commercial construction	401,780	18,795	4.68%	471,286	15,443	3.28%	442,088	16,702	3.78%
Total commercial loans	5,291,462	241,938	4.57%	5,550,407	210,897	3.80%	5,807,640	234,742	4.04%
Residential mortgage	980,134	40,146	4.10%	881,494	36,211	4.11%	964,740	40,998	4.25%
Home equity	611,134	25,887	4.24%	543,777	18,822	3.46%	539,461	21,469	3.98%
Installment and other consumer	119,703	7,177	6.00%	90,129	5,351	5.94%	80,032	5,248	6.56%
Consumer construction	33,922	1,198	3.53%	14,748	668	4.53%	13,484	594	4.40%
Total consumer loans	1,744,893	74,408	4.26%	1,530,148	61,052	3.99%	1,597,717	68,309	4.28%
Total portfolio loans	7,036,355	316,346	4.50%	7,080,555	271,949	3.84%	7,405,357	303,051	4.09%
Total Loans(1)(2)	7,037,470	316,395	4.50%	7,084,649	272,073	3.84%	7,410,462	303,211	4.09%
Total other earning assets	12,694	577	4.54%	10,363	397	3.83%	18,234	929	5.10%
Total Interest-earning Assets	8,445,958	342,804	4.06%	8,649,372	291,578	3.37%	8,372,894	323,666	3.87%
Noninterest-earning assets	721,080			726,478			779,853
Total Assets	$9,167,038			$9,375,850			$9,152,747
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$918,222	$1,025	0.11%	$956,211	$809	0.08%	$961,823	$2,681	0.28%
Money market	1,909,208	11,948	0.63%	2,033,631	3,651	0.18%	2,040,116	11,645	0.57%
Savings	1,121,818	1,121	0.10%	1,047,855	366	0.03%	899,717	972	0.11%
Certificates of deposit	993,722	5,813	0.58%	1,255,370	5,930	0.47%	1,517,643	20,688	1.36%
Total Interest-bearing deposits	4,942,970	19,907	0.40%	5,293,066	10,757	0.20%	5,419,299	35,986	0.66%
Securities sold under repurchase agreements	35,836	36	0.10%	69,964	79	0.11%	57,673	169	0.29%
Short-term borrowings	40,013	1,659	4.15%	6,301	12	0.19%	155,753	1,434	0.92%
Long-term borrowings	19,090	411	2.15%	22,995	458	1.99%	47,953	1,201	2.50%
Junior subordinated debt securities	54,420	2,395	4.40%	61,653	1,843	2.99%	64,092	2,286	3.57%
Total borrowings	149,359	4,501	3.01%	160,913	2,392	1.49%	325,471	5,090	1.56%
Total other costing liabilities	15,163	560	3.69%	—	—	—%	—	—	—%
Total Interest-bearing Liabilities	5,107,492	24,968	0.49%	5,453,979	13,150	0.24%	5,744,770	41,076	0.72%
Noninterest-bearing liabilities	2,877,758			2,735,710			2,238,488
Shareholders’ equity	1,181,788			1,186,161			1,169,489
Total Liabilities and Shareholders’ Equity	$9,167,038			$9,375,850			$9,152,747
Net Interest Income (2)(3)		$317,836			$278,428			$282,590
Net Interest Margin (2)(3)			3.76%			3.22%			3.38%
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	2022 Compared to 2021 Increase (Decrease) Due to			2021 Compared to 2020 Increase (Decrease) Due to
(dollars in thousands)	Volume(4)	Rate(4)	Net	Volume(4)	Rate(4)	Net
Interest earned on:
Interest-bearing deposits with banks	$(463)	$2,443	$1,980	$1,552	$(1,095)	$457
Securities at fair value(2)(3)	4,035	710	4,745	1,691	(2,566)	(875)
Loans held for sale	(90)	15	(75)	(32)	(4)	(36)
Commercial real estate	(2,456)	22,437	19,981	(4,094)	(16,601)	(20,695)
Commercial and industrial	(5,088)	12,796	7,708	(7,271)	5,380	(1,892)
Commercial construction	(2,278)	5,630	3,352	1,103	(2,362)	(1,259)
Total commercial loans	(9,822)	40,863	31,041	(10,262)	(13,584)	(23,846)
Residential mortgage	4,052	(117)	3,935	(3,538)	(1,249)	(4,787)
Home equity	2,332	4,733	7,065	172	(2,819)	(2,647)
Installment and other consumer	1,756	70	1,826	662	(559)	103
Consumer construction	868	(338)	530	56	19	74
Total consumer loans	9,008	4,348	13,356	(2,648)	(4,609)	(7,257)
Total portfolio loans	(814)	45,211	44,397	(12,910)	(18,193)	(31,103)
Total loans (1)(2)	(904)	45,226	44,322	(12,942)	(18,197)	(31,139)
Total other earning assets	89	90	179	(401)	(131)	(533)
Change in Interest Earned on Interest-earning Assets	$2,757	$48,469	$51,226	$(10,100)	$(21,989)	$(32,089)
Interest paid on:
Interest-bearing demand	$(32)	$248	$216	$(16)	$(1,857)	$(1,872)
Money market	(224)	8,520	8,296	(37)	(7,957)	(7,994)
Savings	26	728	754	160	(765)	(605)
Certificates of deposit	(1,236)	1,119	(117)	(3,575)	(11,182)	(14,757)
Total interest-bearing deposits	(1,466)	10,615	9,149	(3,468)	(21,761)	(25,229)
Securities sold under repurchase agreements	(38)	(5)	(43)	36	(126)	(90)
Short-term borrowings	65	1,582	1,647	(1,376)	(46)	(1,422)
Long-term borrowings	(78)	31	(47)	(625)	(118)	(743)
Junior subordinated debt securities	(216)	768	552	(87)	(356)	(443)
Total borrowings	(267)	2,376	2,109	(2,052)	(645)	(2,697)
Total other costing liabilities	$560	$—	$560	$—	$—	$—
Change in Interest Paid on Interest-bearing Liabilities	$(1,173)	$12,991	$11,818	$(5,520)	$(22,406)	$(27,926)
Change in Net Interest Income	$3,930	$35,478	$39,408	$(4,580)	$417	$(4,163)
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent.
(3)Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(4)Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Net interest income on an FTE basis (non-GAAP) increased $39.4 million, or 14.2 percent, compared to 2021. The net interest margin, or NIM, on an FTE basis (non-GAAP) increased 54 basis points to 3.76 percent compared to 3.22 percent in 2021. The increases in net interest income and NIM on an FTE basis (non-GAAP) were primarily due to higher interest rates during 2022. NIM on an FTE basis (non-GAAP) was also positively impacted by lower average cash balances. Average interest-bearing deposits with banks decreased $343.7 million compared to 2021.
Interest income on an FTE basis (non-GAAP) increased $51.2 million compared to 2021. The increase in interest income was primarily due to higher interest rates partially offset by lower Paycheck Protection Program, or PPP, income. Average PPP loans decreased $301.7 million compared to 2021. Average loan balances, excluding PPP loans, increased $254.5 million compared to 2021. The average yield on loans increased 66 basis points compared to 2021 due to higher interest rates. Average securities increased $185.2 million compared to 2021 due to interest-bearing deposits with banks being redeployed to higher yielding assets. Average interest-bearing deposits with banks decreased $343.7 million compared to 2021 due to decreased deposit balances and increased securities. Overall, the FTE rate (non-GAAP) on interest-earning assets increased 69 basis points compared to 2021.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest expense increased $11.8 million compared to 2021. The increase in interest expense was primarily due to higher interest rates. Average interest-bearing deposits decreased $350.1 million compared to 2021 due to the competitive market driven by rising interest rates. The average rate paid on interest-bearing deposits increased 20 basis points due to increased interest rates. Average demand deposits increased $111.1 million compared to 2021; however, overall deposit balances were down year-over-year. Average borrowings decreased $11.6 million compared to 2021 primarily due to the discontinuation of the customer repurchase agreement product and the payoff of a subordinated debt. Short-term borrowings increased $33.7 million and the average rate paid increased 396 basis points. Overall, the cost of interest-bearing liabilities increased 25 basis points compared to 2021.
Provision for Credit Losses
The provision for credit losses includes a provision for losses on loans and on unfunded loan commitments. The provision for credit losses fluctuates based on changes in loan balances, risk ratings, net loan charge-offs and our CECL assumptions. The provision for credit losses decreased $7.8 million to $8.4 million for 2022 compared to $16.2 million for 2021. The provision for credit losses included $3.0 million for the reserve for unfunded commitments for 2022 compared to $0.7 million for 2021.
The decrease in the provision for credit losses was primarily due to significantly lower net charge-offs in 2022 compared to 2021. Net loan charge-offs were $2.6 million in 2022 compared to $34.5 million in 2021. Contributing to the decrease in the provision for credit losses was a $1.7 million reduction in specific reserves on loans individually assessed due to the resolution of a C&I relationship through a note sale which resulted in a $5.5 million charge-off during the second quarter of 2022. Offsetting the decrease in provision for credit losses during 2022 was a $2.3 million increase in the provision for unfunded loan commitments primarily due to an increase in loss rates and unused commitments in the construction portfolio.
Refer to the Credit Quality section of this MD&A for further details.
Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Securities gains, net	$198	$29	$169	582.8%
Debit and credit card	19,008	17,952	1,056	5.9%
Service charges on deposit accounts	16,829	15,040	1,789	11.9%
Wealth management	12,717	12,889	(172)	(1.3)%
Mortgage banking	2,215	9,734	(7,519)	(77.2)%
Other	7,292	9,052	(1,760)	(19.4)%
Total Noninterest Income	$58,259	$64,696	$(6,437)	(9.9)%
Noninterest income decreased $6.4 million to $58.3 million compared to $64.7 million in 2021. Mortgage banking decreased $7.5 million due to a decline in loan sale activity caused by rising interest rates and a shift to holding originated mortgage loans. Other noninterest income decreased $1.8 million primarily related to a $3.1 million decline in the fair value of assets in a nonqualified benefit plan, which has a corresponding offset in salaries and benefits resulting in no impact to net income, partially offset by a net gain on the sale of OREO. Service charges on deposit accounts increased $1.8 million and debit and credit card fees increased $1.1 million due to increased customer activity.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Salaries and employee benefits	$103,221	$100,214	$3,007	3.0%
Data processing and information technology	16,918	16,681	237	1.4%
Occupancy	14,812	14,544	268	1.8%
Furniture, equipment and software	11,606	10,684	922	8.6%
Professional services and legal	8,318	6,368	1,950	30.6%
Other taxes	6,620	6,644	(24)	(0.4)%
FDIC insurance	2,854	4,224	(1,370)	(32.4)%
Marketing	5,600	4,553	1,047	23.0%
Other	26,797	25,013	1,784	7.1%
Total Other Noninterest Expense	$196,746	$188,925	$7,821	4.1%
Noninterest expense increased $7.8 million to $196.7 million compared to $188.9 million in 2021. Salaries and employee benefits increased $3.0 million during 2022 primarily due to base rate increases and higher incentives offset by a change in the fair value of assets in a nonqualified benefit plan. Professional services and legal increased $2.0 million due to higher consulting expense compared to 2021. Marketing expense increased $1.0 million due to increased marketing efforts and timing of various promotions. Other noninterest expense increased $1.8 million primarily due to a lease impairment and increased travel and entertainment expenses. FDIC insurance expense decreased $1.4 million due to a lower assessment base and improvements in the components used to determine the assessment.
Income Taxes
The provision for income taxes increased to $33.4 million in 2022 compared to $25.3 million for 2021. The increase in our income tax provision was primarily due to a $33.3 million increase in income before taxes in 2022 compared to 2021.
The effective tax rate, which is total tax expense as a percentage of income before taxes, increased to 19.8 percent in 2022 compared to 18.7 percent in 2021. The increase in the effective tax rate was primarily due to significantly higher income before taxes in 2022 compared to 2021. We have generated an annual effective tax rate that is less than the statutory rate of 21 percent due to benefits resulting from tax-exempt interest, excludable dividend income, tax-exempt income on Bank Owned Life Insurance, or BOLI, and tax benefits associated with Low Income Housing Tax Credits, or LIHTC.
Results of Operations
Year Ended December 31, 2021
COVID-19 Pandemic Update
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
We increased our ACL in 2021 to be responsive to the additional risk related to the COVID-19 pandemic. We did experience improvement in our asset quality during 2021, but remain cautious given the current environment. The hotel portfolio improved in the second half of 2021 with $34.0 million of loans being returned to performing status due to improved operating performance. Our balance sheet is asset sensitive resulting in our net interest income and net interest margin, or NIM, being negatively impacted in this low interest rate environment. Loan demand was challenging in the first half of 2021, but we saw growth trends improving late in the second quarter and for the third and fourth quarter of 2021. Net interest income was favorably impacted by PPP loans which contributed to net interest income $17.3 million for 2021 and $11.4 million for 2020.

S&T BANCORP, INC. AND SUBSIDIARIES
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
Earnings Summary
Net income increased $89.3 million to $110.3 million, or $2.81 per diluted share, in 2021 compared to $21.0 million, or $0.53 per diluted share in 2020. This net increase was primarily due to a lower provision for credit losses related to improving economic conditions, as well the offsetting impact of the 2020 customer fraud that reduced net income by $46.3 million, or $1.19 per share. We experienced a pre-tax loss of $58.7 million related to a customer fraud resulting from a check kiting scheme during 2020. The fraud was perpetrated by a single business customer and the customer has plead guilty in a criminal investigation. We continue to pursue all available sources of recovery to mitigate the loss.
Return on average assets, or ROA, was 1.18 percent and return on average equity, or ROE, was 9.30 percent for 2021 compared to ROA of 0.23 percent and ROE of 1.80 percent for 2020.
Net interest income decreased $3.3 million to $276.1 million compared to 2020. The decrease in interest income was primarily due to lower average loan balances and the low rate interest environment compared to 2020. Average loan balances decreased $325.8 million compared to 2020. Net interest income was favorably impacted by PPP loans which contributed $17.3 million compared to $11.4 million in 2020. Average interest-bearing deposits decreased $126.2 million compared to 2020. The net interest margin, or NIM, on an FTE basis (non-GAAP) decreased 16 basis points compared to 2020. The decrease is primarily due to higher average cash balances and the low interest rate environment. PPP loans positively impacted the NIM on an FTE basis (non-GAAP) by 8 basis points compared to the negative impact of 3 basis points in 2020. NIM is reconciled to net interest income adjusted to an FTE basis (non-GAAP) above in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.
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
The efficiency ratio is noninterest expense divided by noninterest income plus net interest income, on an FTE basis, which ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. A reconciliation of the efficiency ratio (non-GAAP) is provided above in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.
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

S&T BANCORP, INC. AND SUBSIDIARIES
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
Interest and dividend income per the Consolidated Statements of Net Income is reconciled to interest income, net interest income and net interest margin on an FTE basis (non-GAAP) above in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.

S&T BANCORP, INC. AND SUBSIDIARIES
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest expense decreased $27.9 million compared to 2020. The decrease was primarily due to lower short-term interest rates. Average interest-bearing deposits decreased $126.2 million compared to 2020. The average rate paid on interest-bearing deposits decreased 46 basis points compared to 2020 primarily due to lower short-term interest rates. The interest-bearing deposit decreases are favorably offset by a $521.8 million increase in demand deposits. We experienced demand deposit growth due to customer PPP loans and stimulus payments along with customers' liquidity preferences. Brokered deposits decreased $216.0 million and borrowings decreased $164.6 million compared to 2020 due to maturities and a reduced need for wholesale funding. Overall, the cost of interest-bearing liabilities decreased 48 basis points compared to 2020.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Debit and credit card	$17,952	$15,093	$2,859	18.9%
Service charges on deposit accounts	15,040	13,597	1,443	10.6%
Wealth management	12,889	9,957	2,932	29.4%
Mortgage banking	9,734	10,923	(1,189)	(10.9)%
Commercial loan swap income	1,146	4,740	(3,594)	(75.8)%
Securities gains, net	29	142	(113)	(79.6)%
Other	7,820	5,267	2,553	48.5%
Total Noninterest Income	$64,610	$59,719	$4,891	8.2%
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

S&T BANCORP, INC. AND SUBSIDIARIES
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
Financial Condition
December 31, 2022
Total assets decreased $378.0 million to $9.1 billion at December 31, 2022 compared to $9.5 billion at December 31, 2021. Cash and due from banks decreased $712.2 million to $210.0 million at December 31, 2022 compared to $922.2 million at December 31, 2021 primarily related to decreases in deposits due to competition driven by rising interest rates. Total portfolio loans increased $184.0 million, or 2.6 percent, to $7.2 billion at December 31, 2022 compared to $7.0 billion at December 31, 2021. The increase in portfolio loans is primarily related to an increase in the consumer loan portfolio of $344.0 million due to $327.1 million of growth in consumer real estate. The consumer loan portfolio increase was offset by decreases in commercial loans. Commercial loans decreased $160.1 million with decreases of commercial real estate loans of $108.5 million, C&I loans of $10.0 million, which included a decrease of $84.3 million of loans from the PPP, and a decrease of $41.6 million in commercial construction compared to December 31, 2021. Excluding the PPP loans, portfolio loans increased $268.3 million compared to December 31, 2021 due a modest increase in activity.
Securities increased $92.0 million to $1.0 billion at December 31, 2022 from $910.8 million at December 31, 2021. The increase in securities was primarily due to interest-bearing deposits with banks being redeployed to higher yielding assets earlier in 2022. The bond portfolio had an unrealized loss of $102.3 million at December 31, 2022 compared to an unrealized gain of $9.4 million at December 31, 2021 due to higher interest rates.
Our deposits decreased $776.6 million, with total deposits of $7.2 billion at December 31, 2022 compared to $8.0 billion at December 31, 2021. Customer deposits decreased $771.6 million from December 31, 2021. The decrease in customer deposits was driven by competition related to rising interest rates. Customer noninterest-bearing demand deposits decreased $159.9 million, interest-bearing demand decreased $132.5 million, money market deposits decreased $339.1 million and certificates of deposits decreased $148.5 million offset by an increase in savings of $8.4 million.
Total borrowings increased $277.9 million to $439.2 million at December 31, 2022 compared to $161.3 million at December 31, 2021 due to a decrease in funding provided by customer deposits. The increase in borrowings consisted of increases in short-term borrowings of $370.0 million offset by decreases in long term borrowings of $7.7 million and a decrease of $84.5 million due to the discontinuation of securities sold under repurchase agreements.
Total shareholders’ equity decreased $21.8 million to $1.2 billion at December 31, 2022 compared to $1.2 billion at December 31, 2021. The decrease was primarily due to other comprehensive losses of $105.0 million and dividends paid of $47.0 million offset by net income of $135.5 million. Other comprehensive losses were mainly due to unrealized losses of $87.9 million, net of tax, on our available-for-sale debt securities and $16.8 million, net of tax, on interest rate swaps due to the rising interest rate environment.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Securities Activity
The balances and average rates of our securities portfolio are presented below as of December 31:

	2022		2021		2020
(dollars in thousands)	Balance	Weighted-Average Yield	Balance	Weighted-Average Yield	Balance	Weighted-Average Yield
U.S. Treasury securities	$131,695	1.71%	$95,327	1.26%	$10,282	1.87%
Obligations of U.S. government corporations and agencies	41,811	2.32%	70,348	2.29%	82,904	2.28%
Collateralized mortgage obligations of U.S. government corporations and agencies	428,407	2.56%	270,294	1.97%	209,296	2.23%
Residential mortgage-backed securities of U.S. government corporations and agencies	41,587	1.86%	56,793	1.57%	67,778	1.26%
Commercial mortgage-backed securities of U.S. government corporations and agencies	327,313	2.28%	341,300	2.09%	273,681	2.41%
Corporate securities	500	7.67%	500	3.22%	2,025	3.90%
Obligations of states and political subdivisions (1)	30,471	3.35%	75,089	3.28%	124,427	3.49%
Marketable equity securities	994	3.32%	1,142	2.93%	3,300	2.90%
Total Securities	$1,002,778	2.34%	$910,793	2.05%	$773,693	2.42%
(1) Weighted-average yields are calculated on a taxable-equivalent basis using the federal statutory tax rate of 21 percent for 2022, 2021 and 2020.
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income, and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities increased $92.0 million to $1.0 billion at December 31, 2022 from $910.8 million at December 31, 2021. The increase in securities is primarily due to increased investing activities due to excess liquidity earlier in 2022. These increases were partially offset by unrealized losses due to a rising interest rate environment.
At December 31, 2022 our bond portfolio was in a net unrealized loss position of $102.3 million compared to a net unrealized gain position of $9.4 million at December 31, 2021. At December 31, 2022, total gross unrealized gains in the bond portfolio were $0.3 million offset by gross unrealized losses of $102.6 million compared to December 31, 2021, when total gross unrealized gains were $15.2 million offset by gross unrealized losses of $5.8 million. The decrease in the net unrealized gain position was primarily due to an increase in interest rates from December 31, 2021 to December 31, 2022. Management evaluates the securities portfolio to determine if an ACL is needed each quarter. We did not record an ACL related to the securities portfolio at December 31, 2022 or December 31, 2021.
Management evaluates the bond portfolio for impairment on a quarterly basis. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security at December 31, 2022. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. We did not recognize any impairment charges on our securities portfolio in 2022, 2021 or 2020. The performance of the debt securities markets could generate impairments in future periods requiring realized losses to be reported.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth the maturities of securities at December 31, 2022 and the weighted average yields of such securities. Taxable-equivalent adjustments for 2022 have been made in calculating yields on obligations of state and political subdivisions.

	Maturing
	Within One Year		After One But within Five Years		After Five But Within Ten Years		After Ten Years		No Fixed Maturity
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
U.S. Treasury securities	$—	—%	$103,386	1.85%	$28,309	1.21%	$—	—%	$—	—%
Obligations of U.S. government corporations and agencies	9,767	2.43%	32,044	2.28%	—	—%	—	—%	—	—%
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—%	14,379	2.96%	33,845	2.97%	380,183	2.51%	—	—%
Residential mortgage-backed securities of U.S. government corporations and agencies	14	5.15%	1,049	3.51%	1,225	2.38%	39,299	1.80%	—	—%
Commercial mortgage-backed securities of U.S. government corporations and agencies	37,807	2.31%	155,117	2.38%	134,389	2.15%	—	—%	—	0
Obligations of states and political subdivisions (1)	—	—%	2,704	3.22%	16,529	3.48%	11,238	3.18%	—	—%
Corporate bonds	—	—%	500	7.67%	—	—%	—	—%	—	—%
Marketable equity securities	—	—%	—	—%	—	—%	—	—%	994	3.32%
Total	$47,588		$309,179		$214,297		$430,720		$994
Weighted Average Yield		2.34%		2.24%		2.26%		2.46%		3.32%
(1) Weighted-average yields are calculated on a taxable-equivalent basis using the federal statutory tax rate of 21 percent for 2022.
Lending Activity
The following table summarizes our loan portfolio as of December 31:

	2022		2021		2020		2019		2018
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial
Commercial real estate	$3,128,187	43.5%	$3,236,653	46.2%	$3,244,974	44.9%	$3,416,518	47.9%	$2,921,832	49.1%
Commercial and industrial	1,718,976	23.9%	1,728,969	24.7%	1,954,453	27.0%	1,720,833	24.1%	1,493,416	25.1%
Commercial construction	399,371	5.6%	440,962	6.3%	474,280	6.6%	375,445	5.3%	257,197	4.3%
Total Commercial Loans	5,246,534	73.0%	5,406,584	77.2%	5,673,706	78.5%	5,512,796	77.2%	4,672,445	78.6%
Consumer
Residential mortgage	1,116,528	15.5%	899,956	12.9%	918,398	12.7%	998,585	14.0%	726,679	12.2%
Home equity	652,066	9.1%	564,219	8.1%	535,165	7.4%	538,348	7.5%	471,562	7.9%
Installment and other consumer	124,896	1.7%	107,928	1.5%	80,915	1.1%	79,033	1.1%	67,546	1.1%
Consumer construction	43,945	0.6%	21,303	0.3%	17,675	0.2%	8,390	0.1%	8,416	0.1%
Total Consumer Loans	1,937,435	27.0%	1,593,406	22.8%	1,552,153	21.5%	1,624,356	22.8%	1,274,203	21.4%
Total Portfolio Loans	$7,183,969	100.0%	$6,999,990	100.0%	$7,225,859	100.0%	$7,137,152	100.0%	$5,946,648	100.0%
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
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we assess the credit risk within those segments to determine if additional reserve is needed in the qualitative portion of the ACL. Total commercial loans

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
represented 73.0 percent of total portfolio loans at December 31, 2022 compared to 77.2 percent at December 31, 2021. Within our commercial portfolio, the CRE and commercial construction portfolios combined comprised $3.5 billion, or 67.2 percent, of total commercial loans and 49.1 percent of total portfolio loans at December 31, 2022 compared to $3.7 billion, or 68.0 percent, of total commercial loans and 52.5 percent of total portfolio loans at December 31, 2021.
We lend primarily in Pennsylvania and the contiguous states of Ohio, New York, West Virginia and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in these states resulting in a geographic concentration. We believe our knowledge of these markets outweighs the geographic concentration risk. Our operating knowledge at the local and regional level is derived from our front-line connection to the customer and our understanding of their businesses. We also have a portfolio management group that utilizes multiple data sources including customer information, publicly available data and subscription service data to assess risk on an on-going basis and strong overall risk management practices which help us understand and evaluate concentration risk. Our CRE and commercial construction portfolios have exposure outside this geography of 5.8 percent of the combined portfolios and 2.9 percent of total portfolio loans at December 31, 2022. This compares to 5.7 percent of the combined portfolios and 3.0 percent of total portfolio loans at December 31, 2021.
Total portfolio loans increased $184.0 million, or 2.6 percent, to $7.2 billion at December 31, 2022 compared to $7.0 billion at December 31, 2021. Commercial and industrial loans, or C&I, included $4.0 million of loans originated under the PPP at December 31, 2022 compared to $88.3 million at December 31, 2021. On March 27, 2020, the CARES Act was signed into law. The CARES Act included the PPP, a program designed to aid small and medium sized businesses through federally guaranteed loans distributed through banks.
As of December 31, 2022, 72 percent of our total loans were variable rate loans and 28 percent were fixed rate loans. Commercial loans, including CRE, C&I and commercial construction, comprised 73.0 percent of total portfolio loans at December 31, 2022 and 77.2 percent at December 31, 2021. The decrease of $160.1 million in commercial loans related to a decrease of $108.5 million in CRE, $41.6 million in commercial construction loans and $10.0 million in C&I, which included a decrease of $84.3 million of loans from the PPP compared to December 31, 2021. Excluding the PPP loans, portfolio loans increased $268.3 million compared to December 31, 2021. Our loan demand was influenced by the downturn of the macroeconomic environment during 2022, but we did see loan growth in the second half of 2022.
Consumer loans represent 27.0 percent of our total portfolio loans at December 31, 2022 and 22.8 percent at December 31, 2021. Consumer loans increased $344.0 million compared to December 31, 2021 primarily due to an increase of $216.6 million in the residential real estate portfolio, $87.8 million in the home equity portfolio and $39.6 million in installment and other consumer loans. Portfolio consumer real estate loans increased in 2022 due to a shift from mortgage loans sold to loans held in the portfolio due to increased jumbo loans and the pricing of loans in the secondary market compared to December 31, 2021. The consumer loan portfolio increase was offset by decreases in commercial loans.
Residential mortgage lending continues to be a focus for us. The loan to value, or LTV, policy guideline is 80 percent for residential first lien mortgages. Higher LTV loans may be approved within unique program guidelines and the appropriate private mortgage insurance coverage. We originate traditional fixed rate mortgage loans and adjustable rate or balloon mortgages with a maximum amortization term of 30 years. We may originate home equity loans with a lien position that is second to unrelated third-party lenders, but normally only to the extent that the combined LTV considering both the first and second liens does not exceed 100 percent of the fair value of the property. Combo mortgage loans consisting of a residential first mortgage and a home equity second mortgage are also available.
We originate and sell loans into the secondary market, primarily to Fannie Mae. We sell these loans in order to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing of the loans. We sold $28.6 million of 1-4 family mortgages in 2022 and $288.3 million in 2021 to Fannie Mae. The volume of loans sold to Fannie Mae decreased due to a shift from mortgage loans sold to loans held in the portfolio due to increased jumbo loans and the pricing of loans in the secondary market compared to December 31, 2021. Our servicing portfolio of mortgage loans that we had originated and sold into the secondary market was $772.9 million at December 31, 2022 compared to $841.7 million at December 31, 2021. We also offer a variety of unsecured and secured consumer loan products.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents the maturity of commercial and consumer loans outstanding as of December 31, 2022:

	Maturity
(dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years through 15 years	After 15 years	Total
Fixed interest rates	$234,730	$605,087	$334,741	$9,683	$1,184,241
Variable interest rates	708,630	2,012,170	1,259,292	82,201	4,062,293
Total Commercial Loans	$943,360	$2,617,257	$1,594,033	$91,884	$5,246,534
Fixed interest rates	$63,212	$200,031	$389,268	$160,631	$813,142
Variable interest rates	41,215	169,736	510,926	402,416	1,124,293
Total Consumer Loans	$104,427	$369,767	$900,194	$563,047	$1,937,435
Total Portfolio Loans	$1,047,787	$2,987,024	$2,494,227	$654,931	$7,183,969

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
The following table sets forth our commitments and letters of credit as of the dates presented:

	December 31,
(dollars in thousands)	2022	2021
Commitments to extend credit	$2,713,586	$2,583,957
Standby letters of credit	64,356	87,335
Total	$2,777,942	$2,671,292
See Note 18 Commitments and Contingencies in Part II, Item 8. Financial Statements and Supplementary Data of this Report for details on allowance for credit losses on unfunded commitments.
Credit Quality
On a quarterly basis, a criticized asset meeting is held to monitor all special mention and substandard loans greater than $1.5 million and all business banking special mention and substandard loans greater than $0.5 million to establish action plans for these loans. These loans typically represent the highest risk of loss to us. We monitor these loans through regular contact with the borrower, review of current financial information and other documentation, review of all loan or potential loan restructures or modifications and the regular re-evaluation of assets held as collateral.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nonperforming assets, or NPAs, consist of nonaccrual loans, nonaccrual TDRs and OREO. The following represents NPAs as of December 31:

(dollars in thousands)	2022	2021
Nonaccrual Loans
Commercial real estate	$7,323	$30,924
Commercial and industrial	1,887	3,575
Commercial construction	384	384
Consumer real estate	6,295	9,476
Other consumer	269	158
Total Nonaccrual Loans	16,158	44,517
Nonaccrual Troubled Debt Restructurings
Commercial real estate	—	1,968
Commercial and industrial	1,087	16,235
Commercial construction	—	2,087
Consumer real estate	1,798	1,484
Other consumer	9	—
Total Nonaccrual Troubled Debt Restructurings	2,894	21,774
Total Nonaccrual Loans	19,052	66,291
OREO	3,065	13,313
Total Nonperforming Assets	$22,117	$79,604
Nonaccrual loans as a percent of total loans	0.27%	0.95%
Nonperforming assets as a percent of total loans plus OREO	0.31%	1.13%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due.
Nonperforming assets decreased $57.5 million, or 72.2 percent, resulting in a nonperforming assets to total loans plus OREO ratio of 0.31% at December 31, 2022 compared to 1.13% at December 31, 2021. Nonaccrual loans decreased $47.2 million, or 71.3 percent, to $19.1 million at December 31, 2022 compared to $66.3 million at December 31, 2021. The significant decrease in nonaccrual loans during 2022 primarily related to minimal inflow of new nonaccrual loans and the payoff of two C&I relationships totaling $14.1 million, two CRE relationships totaling $9.2 million and the return to performing status of hotel loans totaling $9.1 million. The significant decrease in OREO related to the sale of two properties during 2022.
TDRs decreased $19.9 million to $11.8 million at December 31, 2022 compared to $31.7 million at December 31, 2021. Total TDRs of $11.8 million at December 31, 2022 included $8.9 million, or 75.4 percent, that were accrual and $2.9 million, or 24.6 percent, that were nonaccrual. This is a decrease from December 31, 2021 when we had $31.7 million in TDRs, including $9.9 million, or 31.2 percent, that were accrual and $21.8 million, or 68.8 percent, that were nonaccrual. The decrease in nonaccrual TDRs during 2022 primarily related to the payoff of two C&I relationships totaling $14.1 million.
Loan modifications resulting in new TDRs during 2022 included 27 modifications for $2.2 million compared to 40 modifications for $17.6 million in 2021. Included in the 2022 new TDRs were 23 loans totaling $1.4 million related to consumer bankruptcy filings that were not reaffirmed, thus resulting in discharged debt, which compares to 25 loans totaling $1.1 million in 2021.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following represents delinquency as of December 31:

	2022		2021
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
90 days or more:
Commercial real estate	$7,323	0.23%	$32,892	1.02%
Commercial and industrial	2,974	0.17%	19,810	1.15%
Commercial construction	384	0.10%	2,471	0.56%
Consumer real estate	8,094	0.45%	10,960	0.74%
Other consumer	277	0.22%	158	0.15%
Total Loans	$19,052	0.27%	$66,291	0.95%
30 to 89 days:
Commercial real estate	$8,772	0.28%	$—	—%
Commercial and industrial	5,076	0.30%	1,711	0.10%
Commercial construction	—	—%	502	0.11%
Consumer real estate	6,268	0.35%	3,287	0.22%
Other consumer	225	0.18%	256	0.24%
Loans held for sale	—	—%	—	—%
Total Loans	$20,341	0.28%	$5,756	0.08%
Closed-end installment loans, amortizing loans secured by real estate and any other loans with payments scheduled monthly are reported past due when the borrower is in arrears two or more monthly payments. Other multi-payment obligations with payments scheduled other than monthly are reported past due when one scheduled payment is due and unpaid for 30 days or more. We monitor delinquency on a monthly basis, including early-stage delinquencies of 30 to 89 days past due for early identification of potential problem loans. Loans past due 90 days or more decreased $47.2 million compared to December 31, 2021 and represented 0.27 percent of total loans at December 31, 2022. The change in loans past due 90 days or more is explained above in nonperforming assets discussion under Credit Quality. Loans past due by 30 to 89 days increased $14.6 million and represented 0.28 percent of total loans at December 31, 2022.
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
Our charge-off policy for commercial loans requires that loans and other obligations that are not collectible be promptly charged-off when the loss is confirmed, regardless of the delinquency status of the loan. We may elect to recognize a partial charge-off when management has determined that the value of collateral is less than the remaining investment in the loan. A loan or obligation does not need to be charged-off, regardless of delinquency status, if (i) management has determined there exists sufficient collateral to protect the remaining loan balance and (ii) there exists a strategy to liquidate the collateral. Management may also consider a number of other factors to determine when a charge-off is appropriate. These factors may include, but are not limited to:
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents activity in the ACL for each of the three years presented below:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
ACL Balance at Beginning of Year:	$98,576	$117,612	$62,224
Charge-offs:
Commercial real estate	(1,820)	(13,493)	(27,512)
Commercial and industrial	(7,801)	(22,305)	(75,408)
Commercial construction	—	(55)	(454)
Consumer real estate	(621)	(719)	(1,101)
Other consumer	(1,375)	(952)	(1,890)
Total	(11,617)	(37,524)	(106,365)
Recoveries:
Commercial real estate	1,052	1,196	348
Commercial and industrial	7,366	822	1,733
Commercial construction	1	14	183
Consumer real estate	203	310	233
Other consumer	400	652	489
Total	9,022	2,994	2,986
Net Charge-offs	(2,595)	(34,530)	(103,379)
Impact of CECL adoption	—	—	27,346
Provision for credit losses	5,359	15,494	131,421
ACL Balance at End of Year:	$101,340	$98,576	$117,612
(1)Represents ALL for year presented
Net loan charge-offs for 2022 were $2.6 million, or 0.04 percent of average loans, compared to $34.5 million, or 0.49 percent of average loans for 2021. The most significant charge-off during 2022 was to a C&I relationship in the amount of $5.5 million. Offsetting loan charge-offs during 2022 were $6.6 million of loan recoveries related to two C&I relationships.
The following table summarizes net charge-offs as a percentage of average loans for the years presented:

	2022	2021	2020
Commercial real estate	0.02%	0.38%	0.81%
Commercial and industrial	0.03%	1.17%	3.65%
Commercial construction	—%	0.01%	0.06%
Consumer real estate	0.03%	0.03%	0.06%
Other consumer	0.81%	0.33%	1.75%
Net charge-offs to average loans outstanding	0.04%	0.49%	1.40%
Allowance for credit losses as a percentage of total portfolio loans	1.41%	1.41%	1.63%
Allowance for credit losses as a percentage of total portfolio loans excluding PPP	1.41%	1.43%	1.74%
Allowance for credit losses to total nonaccrual loans	532%	149%	80%
Provision for credit losses as a percentage of net loan charge-offs	207%	45%	127%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is the ACL balance by portfolio segment as of December 31:

	2022		2021
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial real estate	$41,428	40.9%	$50,700	51.4%
Commercial and industrial	25,710	25.4%	19,727	20.0%
Commercial construction	6,264	6.2%	5,355	5.4%
Business banking	12,547	12.4%	11,338	11.5%
Consumer real estate	12,105	11.9%	8,733	8.9%
Other consumer	3,286	3.2%	2,723	2.8%
Total	$101,340	100.0%	$98,576	100.0%
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
The ACL was $101.3 million, or 1.41 percent of total portfolio loans, at December 31, 2022, compared to $98.6 million, or 1.41 percent of total portfolio loans, at December 31, 2021. The increase in the ACL of $2.8 million was due to a shift between the qualitative and quantitative reserves as well as loan growth. Our total qualitative reserve increased $9.3 million primarily related to a $4.0 million increase in our forecast due to concern with the overall outlook of the economy and a $5.3 million increase in other qualitative factors. Our quantitative reserve decreased $4.8 million primarily due to significant improvement in our CRE hotel portfolio, which was partially offset by deterioration in the C&I portfolio primarily related to a large relationship downgraded to substandard during the year. Specific reserves on loans individually assessed decreased $1.7 million from prior year due to the resolution of a C&I relationship through a note sale.
Federal Home Loan Bank and Other Restricted Stock
At December 31, 2022 and 2021, we held FHLB of Pittsburgh stock of $22.0 million and $8.5 million. This investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Pittsburgh. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon on the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value. We reviewed and evaluated the FHLB capital stock for impairment at December 31, 2022. The FHLB exceeds all required capital ratios. Additionally, we considered that the FHLB has been paying dividends and actively redeeming stock throughout 2022 and 2021. Accordingly, we believe sufficient evidence exists to conclude that no impairment existed at December 31, 2022.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Deposits
The following table presents the composition of deposits at December 31:

(dollars in thousands)	2022	2021	$ Change
Customer deposits
Noninterest-bearing demand	$2,588,692	$2,748,586	$(159,894)
Interest-bearing demand	846,653	979,133	(132,480)
Money market	1,731,521	2,070,579	(339,058)
Savings	1,118,511	1,110,155	8,356
Certificates of deposit	934,593	1,083,071	(148,478)
Total customer deposits	7,219,970	7,991,524	(771,554)
Brokered deposits
Certificates of deposit	—	5,000	(5,000)
Total brokered deposits	—	5,000	(5,000)
Total Deposits	$7,219,970	$7,996,524	$(776,554)
Deposits are our primary source of funds. Our deposit base increased substantially through the pandemic related to PPP and stimulus programs, but we have experienced a decrease in deposits during 2022 related to the competitive market driven by rising interest rates. Total deposits decreased $776.6 million, or 10 percent, at December 31, 2022 compared to December 31, 2021. Total customer deposits decreased $771.6 million from December 31, 2021. Total brokered deposits decreased $5.0 million from December 31, 2021 due to a reduced need for this type of funding. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
The daily average balance of deposits and rates paid on deposits are summarized in the following table for the years ended December 31:

	2022		2021		2020
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$2,705,210	—	$2,594,152	—	$2,072,310	—
Interest-bearing demand	918,222	0.11%	956,211	0.08%	844,331	0.19%
Money market	1,909,209	0.63%	2,026,083	0.18%	1,960,741	0.57%
Savings	1,121,818	0.10%	1,047,855	0.03%	899,717	0.11%
Certificates of deposit	991,396	0.58%	1,246,499	0.46%	1,482,127	1.34%
Brokered deposits	2,323	2.10%	16,419	1.15%	232,384	1.02%
Total	$7,648,178	0.26%	$7,887,218	0.14%	$7,491,610	0.48%
CDs of $250,000 and over accounted for 3.0 percent of total deposits at December 31, 2022 and December 31, 2021 and primarily represent deposit relationships with local customers in our market area.
Maturities of CDs of $250,000 or more outstanding at December 31, 2022 are summarized as follows:

(dollars in thousands)	2022
Three months or less	$128,395
Over three through six months	31,922
Over six through twelve months	46,907
Over twelve months	11,995
Total	$219,219
Borrowings
The following table represents the composition of borrowings for the years ended December 31:

(dollars in thousands)	2022	2021	$ Change
Securities sold under repurchase agreements, retail	$—	$84,491	$(84,491)
Short-term borrowings	370,000	—	370,000
Long-term borrowings	14,741	22,430	(7,689)
Junior subordinated debt securities	54,453	54,393	60
Total Borrowings	$439,194	$161,314	$277,880

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Borrowings are an additional source of funding for us. Total borrowings increased $277.9 million compared to December 31, 2021 due to a decrease in funding from lower deposit levels. Short-term borrowings increased $370.0 million offset by the discontinuation of the customer repurchase agreement product and the maturity of a $7.0 million long-term borrowing compared to December 31, 2021.
Information pertaining to short-term borrowings is summarized in the tables below:

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	2022	2021	2020
Balance at December 31	$—	$84,491	$65,163
Average balance during the year	$35,836	$69,964	$57,673
Average interest rate during the year	0.10%	0.11%	0.29%
Maximum month-end balance during the year	$89,366	$84,491	$92,159
Average interest rate at December 31	—%	0.10%	0.25%

	Short-Term Borrowings
(dollars in thousands)	2022	2021	2020
Balance at December 31	$370,000	$—	$75,000
Average balance during the year	$40,013	$6,301	$155,753
Average interest rate during the year	4.15%	0.19%	0.92%
Maximum month-end balance during the year	$370,000	$25,000	$40,240
Average interest rate at December 31	4.49%	—%	0.19%
Information pertaining to long-term borrowings is summarized in the tables below:

	Long-Term Borrowings
(dollars in thousands)	2022	2021	2020
Balance at December 31	$14,741	$22,430	$23,681
Average balance during the year	$19,090	$22,995	$47,953
Average interest rate during the year	2.15%	1.99%	2.50%
Maximum month-end balance during the year	$22,344	$23,549	$50,635
Average interest rate at December 31	2.61%	1.94%	2.03%

	Junior Subordinated Debt Securities
(dollars in thousands)	2022	2021	2020
Balance at December 31	$54,453	$54,393	$64,083
Average balance during the year	$54,421	$61,653	$64,092
Average interest rate during the year	4.40%	2.99%	3.57%
Maximum month-end balance during the year	$54,453	$64,128	$64,848
Average interest rate at December 31	7.09%	2.69%	3.01%
We have completed three private placements of trust preferred securities to financial institutions. As a result, we own 100 percent of the common equity of STBA Capital Trust I, DNB Capital Trust I, and DNB Capital Trust II, or the Trusts. The Trusts were formed to issue mandatorily redeemable capital securities to third-party investors. The proceeds from the sale of the securities and the issuance of the common equity by the Trusts were invested in junior subordinated debt securities issued by us. The third-party investors are considered the primary beneficiaries of the Trusts; therefore, the Trusts qualify as variable interest entities, but are not consolidated into our financial statements. The Trusts pays dividends on the securities at the same rate as the interest paid by us on the junior subordinated debt held by the Trusts. DNB Capital Trust I and DNB Capital Trust II were acquired with the DNB Merger. Refer to Note 16 Short-Term Borrowings and Note 17 Long-Term Borrowings and Subordinated Debt to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data, of this Report, for more details.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wealth Management Assets
As of December 31, 2022, the fair value of the S&T Bank Wealth Management assets under administration, which are not accounted for as part of our assets, decreased to $2.2 billion from $2.3 billion as of December 31, 2021. Assets under administration consisted of $1.0 billion in S&T Trust, $0.8 billion in S&T Financial Services and $0.4 billion in Stewart Capital Advisors.
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
The following table summarizes our material contractual obligations as of December 31, 2022:

	Payments Due In
(dollars in thousands)	2023	2024-2025	2026-2027	Later Years	Total
Certificates of deposit(1)	733,285	161,343	38,711	1,254	934,593
Short-term borrowings(1)	370,000	—	—	—	370,000
Long-term borrowings(1)	464	13,461	180	636	14,741
Junior subordinated debt securities(1)	—	—	—	54,453	54,453
Operating and finance leases	5,053	9,984	9,587	60,837	85,461
Purchase obligations	32,555	62,656	53,190	—	148,401
(1)Excludes interest
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At December 31, 2022, S&T Bank had $870.0 million in highly liquid assets, which consisted of $137.6 million in interest-bearing deposits with banks and $732.4 million in unpledged securities. This resulted in a highly liquid assets to total assets ratio of 9.6 percent at December 31, 2022. Highly liquid assets have declined by $431.0 million when comparing December 31, 2022 to December 31, 2021. The majority of the decrease in liquid assets is attributed to decreases in cash balances which are primarily a result of decreased deposits. At December 31, 2022, we had remaining borrowing availability of $2.4 billion with the FHLB of Pittsburgh. Refer to Note 16 Short-Term Borrowings and Note 17 Long-Term Borrowings and Subordinated Debt to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data, and the Borrowings section of this MD&A, for more details.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Capital Resources
Shareholders’ equity decreased $21.8 million, or 1.8 percent, to $1.2 billion at December 31, 2022 compared to $1.2 billion at December 31, 2021. The decrease was primarily due to a $105.0 million decrease in other comprehensive income and dividends of $47.0 million, partially offset by net income of $135.5 million. The decrease in other comprehensive income was primarily due to a $87.9 million increase in unrealized losses on our available-for-sale securities, net of tax and an increase of $16.8 million in unrealized losses on our interest rate swaps.
We continue to maintain our capital position with a leverage ratio of 11.06 percent as compared to the regulatory guideline of 5.00 percent to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 12.81 percent compared to the regulatory guideline of 6.50 percent to be well-capitalized. Our risk-based Tier 1 and Total capital ratios were 13.21 percent and 14.73 percent, which places us above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00 percent and 10.00 percent, respectively. Our ratios are also above the required minimum ratios after the capital conservation buffer, discussed further below, of common equity tier 1 risk-based capital ratio greater than 7.00 percent, tier 1 risk-based capital ratio greater than 8.50 percent and a total risk-based capital ratio greater than 10.50 percent. We believe that we have the ability to raise additional capital, if necessary.
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
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of December 31, 2022, we had not issued any securities pursuant to the shelf registration statement.
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

S&T BANCORP, INC. AND SUBSIDIARIES
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
The table below reflects the rate shock analyses results for the 1 to 12 and 13 to 24 month periods of pretax net interest income and EVE.

	December 31, 2022			December 31, 2021
	1 - 12 Months	13 - 24 Months		1 - 12 Months	13 - 24 Months
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income	% Change in EVE	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income	% Change in EVE
400	14.6	22.0	(13.2)	30.4	40.3	18.4
300	11.0	16.6	(8.5)	22.5	30.0	19.9
200	7.4	11.2	(4.6)	14.9	20.2	18.4
100	3.7	5.7	(1.5)	7.0	9.9	11.9
(100)	(6.1)	(8.8)	(2.6)	(4.6)	(8.4)	(26.3)
(200)	(10.2)	(14.8)	(7.7)	—	—	—
(300)	(14.1)	(21.0)	(17.0)	—	—	—
(400)	(21.1)	(30.1)	(32.7)	—	—	—
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our rate shock analyses show less improvement in the percentage change in pretax net interest income in the rates up scenarios when comparing December 31, 2022 to December 31, 2021 because we have less excess cash and $500 million of received-fixed interest rate swaps were executed throughout 2022. The percentage change in pretax net interest income in the rates down scenario shows a decline when comparing December 31, 2022 to December 31, 2021 because the higher rate environment has increased our asset yields more than our liability costs. A decline in interest rates would result in less interest income with limited interest expense reduction. Our EVE analyses show a decline in the percentage change in EVE in the rates up scenarios and an improvement in the rates down scenario when comparing December 31, 2022 to December 31, 2021 due to the impact of interest rates on the value of nonmaturity deposits.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
( in thousands, except share and per share data)	2022	2021
ASSETS
Cash and due from banks, including interest-bearing deposits of $138,149 and $857,192 at December 31, 2022 and December 31, 2021	$210,009	$922,215
Securities, at fair value	1,002,778	910,793
Loans held for sale	16	1,522
Portfolio loans, net of unearned income	7,183,969	6,999,990
Allowance for credit losses	(101,340)	(98,576)
Portfolio loans, net	7,082,629	6,901,414
Bank owned life insurance	85,185	83,685
Premises and equipment, net	49,285	52,632
Federal Home Loan Bank and other restricted stock, at cost	23,035	9,519
Goodwill	373,424	373,424
Other intangible assets, net	5,378	6,895
Other assets	278,828	226,430
Total Assets	$9,110,567	$9,488,529
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,588,692	$2,748,586
Interest-bearing demand	846,653	979,133
Money market	1,731,521	2,070,579
Savings	1,118,511	1,110,155
Certificates of deposit	934,593	1,088,071
Total Deposits	7,219,970	7,996,524
Short-term borrowings	370,000	84,491
Long-term borrowings	14,741	22,430
Junior subordinated debt securities	54,453	54,393
Other liabilities	266,744	124,237
Total Liabilities	7,925,908	8,282,075
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at December 31, 2022 and December 31, 2021 Outstanding—38,999,733 shares at December 31, 2022 and 39,351,194 shares at December 31, 2021	103,623	103,623
Additional paid-in capital	406,283	403,095
Retained earnings	863,948	773,659
Accumulated other comprehensive loss	(112,125)	(7,090)
Treasury stock — 2,449,711 shares at December 31, 2022 and 2,098,250 shares at December 31, 2021, at cost	(77,070)	(66,833)
Total Shareholders’ Equity	1,184,659	1,206,454
Total Liabilities and Shareholders’ Equity	$9,110,567	$9,488,529
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME

	Years ended December 31,
(dollars in thousands, except per share data)	2022	2021	2020
INTEREST AND DIVIDEND INCOME
Loans, including fees	$314,866	$270,460	$300,960
Investment securities:
Taxable	23,743	15,706	14,918
Tax-exempt	1,579	2,593	3,497
Dividends	563	503	1,089
Total Interest and Dividend Income	340,751	289,262	320,464
INTEREST EXPENSE
Deposits	19,907	10,757	35,986
Borrowings, junior subordinated debt securities and other	5,061	2,393	5,090
Total Interest Expense	24,968	13,150	41,076
NET INTEREST INCOME	315,783	276,112	279,388
Provision for credit losses	8,366	16,215	131,424
Net Interest Income After Provision for Credit Losses	307,417	259,897	147,964
NONINTEREST INCOME
Net gain on sale of securities	198	29	142
Debit and credit card	19,008	17,952	15,093
Service charges on deposit accounts	16,829	15,040	13,597
Wealth management	12,717	12,889	9,957
Mortgage banking	2,215	9,734	10,923
Other	7,292	9,052	10,034
Total Noninterest Income	58,259	64,696	59,746
NONINTEREST EXPENSE
Salaries and employee benefits	103,221	100,214	90,115
Data processing and information technology	16,918	16,681	15,499
Occupancy	14,812	14,544	14,529
Furniture, equipment and software	11,606	10,684	11,050
Professional services and legal	8,318	6,368	6,394
Other taxes	6,620	6,644	6,622
Marketing	5,600	4,553	5,996
FDIC insurance	2,854	4,224	5,089
Merger related expenses	—	—	2,342
Other	26,797	25,013	29,035
Total Noninterest Expense	196,746	188,925	186,671
Income Before Taxes	168,930	135,668	21,039
Income tax expense (benefit)	33,410	25,325	(1)
Net Income	$135,520	$110,343	$21,040
Earnings per common share—basic	$3.47	$2.81	$0.54
Earnings per common share—diluted	$3.46	$2.81	$0.53
Dividends declared per common share	$1.20	$1.13	$1.12
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(dollars in thousands)	2022	2021	2020
Net Income	$135,520	$110,343	$21,040
Available-for-Sale Debt Securities
Net change in unrealized gains (losses) on available-for-sale debt securities	(111,539)	(23,972)	22,683
Tax effect	23,805	5,115	(4,827)
Net available-for-sale securities gains reclassified into earnings(1)	(198)	—	—
Tax effect	42	—	—
Net effect on other comprehensive income	$(87,890)	$(18,857)	$17,856
Interest Rate Swaps
Net change in fair value of interest rate swaps	(21,459)	—	—
Tax effect	4,581	—	—
Net interest rate swap losses reclassified into earnings(2)	91	—	—
Tax effect	(19)	—	—
Net effect on other comprehensive income	$(16,806)	$—	$—
Employee Benefit Plans
Adjustment to funded status of employee benefit plans	(2,526)	363	792
Tax effect	608	(78)	(171)
Net employee benefit plan (gains) losses reclassified into earnings(3)	2,080	3,198	2,757
Tax effect	(501)	(687)	(593)
Net effect on other comprehensive income	$(339)	$2,796	$2,785
Other Comprehensive Income (Loss)	$(105,035)	$(16,061)	$20,641
Comprehensive Income	$30,485	$94,282	$41,681
(1) Reclassification adjustments are comprised of realized security gains or losses. The realized gains or losses have been recorded in net gain on sale of securities in the Consolidated Statements of Net Income.
(2) Reclassification adjustments have been recorded in interest income in the Consolidated Statements of Net Income.
(3) Reclassification adjustments are comprised of realized actuarial gains or losses and settlement charges. These gains or losses and settlement charges have been recorded in salaries and employee benefits in the Consolidated Statements of Net Income.
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance at December 31, 2019	$103,623	$399,944	$761,083	$(11,670)	$(60,982)	$1,191,998
Net income for 2020	—	—	21,040	—	—	21,040
Other comprehensive income, net of tax	—	—	—	20,641	—	20,641
Impact of adoption of CECL	—	—	(22,590)	—		(22,590)
Cash dividends declared ($1.12)	—	—	(43,949)	—	—	(43,949)
Treasury stock issued for restricted stock awards (230,703 shares)	—	—	(7,361)	—	7,361	—
Forfeitures of restricted stock awards (81,570 shares)	—	—	1,838	—	(2,432)	(594)
Repurchase of S&T Stock (411,430 shares)	—	—	—	—	(12,559)	(12,559)
Recognition of restricted stock compensation expense	—	724	—	—	—	724
Balance at December 31, 2020	$103,623	$400,668	$710,061	$8,971	$(68,612)	$1,154,711
Net income for 2021	—	—	110,343	—	—	110,343
Other comprehensive loss, net of tax	—	—	—	(16,061)	—	(16,061)
Cash dividends declared ($1.13 per share)	—	—	(44,336)	—	—	(44,336)
Treasury stock issued for restricted stock awards (130,670 shares)	—	—	(4,163)	—	4,163	—
Forfeitures of restricted stock awards (77,483 shares)	—	—	1,754	—	(2,384)	(630)
Recognition of restricted stock compensation expense	—	2,427	—	—	—	2,427
Balance at December 31, 2021	$103,623	$403,095	$773,659	$(7,090)	$(66,833)	$1,206,454
Net income for 2022	—	—	135,520	—	—	135,520
Other comprehensive loss, net of tax	—	—	—	(105,035)	—	(105,035)
Cash dividends declared ($1.20 per share)	—	—	(47,023)	—	—	(47,023)
Treasury stock issued for restricted stock awards (4,250 shares)	—	—	(135)	—	135	—
Forfeitures of restricted stock awards (87,208 shares)	—	—	1,927	—	(2,735)	(808)
Repurchase of S&T Stock (268,503 shares)	—	—	—	—	(7,637)	(7,637)
Recognition of restricted stock compensation expense	—	3,188	—	—	—	3,188
Balance at December 31, 2022	$103,623	$406,283	$863,948	$(112,125)	$(77,070)	$1,184,659
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(dollars in thousands)	2022	2021	2020
OPERATING ACTIVITIES
Net Income	$135,520	$110,343	$21,040
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,366	16,215	131,424
Depreciation and amortization	9,027	11,480	12,066
Net amortization of discounts and premiums	6,062	5,482	4,205
Stock-based compensation expense	3,188	2,427	724
Securities (gains) losses	(198)	(29)	(142)
Deferred income taxes	(2,932)	2,383	(4,402)
Loss (gain) on sale of fixed assets	61	30	(23)
Gain on sale and fair value adjustments of other real estate owned, net	(3,119)	420	108
Gain on the sale of loans, net	(1,229)	(8,856)	(8,998)
Pension contribution	—	—	(115)
Net change in:
Mortgage loans originated for sale	(35,848)	(286,257)	(361,704)
Proceeds from sale of mortgage loans	38,583	311,479	357,613
Net (increase) decrease in interest receivable	(10,033)	3,561	(2,560)
Net increase (decrease) in interest payable	2,901	(2,087)	(3,178)
Net (increase) decrease in other assets	(24,628)	83,830	(144,898)
Net increase (decrease) in other liabilities	114,713	(35,569)	50,392
Net Cash Provided by Operating Activities	240,434	214,852	51,552
INVESTING ACTIVITIES
Purchases of securities	(401,054)	(313,617)	(178,389)
Proceeds from maturities, prepayments and calls of securities	160,830	144,905	205,606
Proceeds from sales of securities	30,490	1,917	1,349
Purchases of Federal Home Loan Bank stock	(48,272)	(22,515)	(33,755)
Proceeds from redemption of Federal Home Loan Bank stock	34,757	26,026	43,702
Net (increase) decrease in loans	(192,403)	173,401	(194,768)
Proceeds from the sale of portfolio loans	8,024	5,107	547
Purchases of premises and equipment	(3,863)	(3,611)	(5,416)
Proceeds from the sale of premises and equipment	161	14	23
Proceeds from sale of other real estate owned	12,529	1,259	1,899
Proceeds from settlement of bank owned life insurance	214	353	—
Net Cash Provided by (Used in) Investing Activities	(398,587)	13,239	(159,202)
FINANCING ACTIVITIES
Net (decrease) increase in core deposits	(623,076)	875,378	591,932
Net (decrease) in certificates of deposit	(153,400)	(299,292)	(207,106)
Net (decrease) increase in securities sold under repurchase agreements	(84,491)	19,328	45,275
Net increase (decrease) in short-term borrowings	370,000	(75,000)	(206,319)
Repayments of long-term borrowings	(7,689)	(11,001)	(27,187)
Repurchase of shares for taxes on restricted stock	(808)	(630)	(594)
Repurchase of S&T stock	(7,637)	—	(12,559)
Cash dividends paid to common shareholders	(46,952)	(44,325)	(43,949)
Net Cash Provided by Financing Activities	(554,053)	464,458	139,493
Net (decrease) increase in cash and cash equivalents	(712,206)	692,549	31,843
Cash and cash equivalents at beginning of year	922,215	229,666	197,823
Cash and Cash Equivalents at End of Year	$210,009	$922,215	$229,666

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(dollars in thousands)	2022	2021	2020
Supplemental Disclosures
Cash paid for interest	$22,068	$15,236	$44,353
Cash paid for income taxes, net of refunds	$31,175	$24,213	$6,231
Loans transferred to held for sale	$—	$4,467	$640
Leased right-of-use operating assets and lease liabilities added to Balance Sheet	$—	$2,987	$91
Transfers to other real estate owned and other repossessed assets	$23	$12,392	$631
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
We are presently engaged in non-banking activities through the following six entities: 9th Street Holdings, Inc.; S&T Bancholdings, Inc.; CTCLIC; S&T Insurance Group, LLC; Stewart Capital Advisors, LLC; DN Acquisition Company, Inc.
Our investment holding companies are 9th Street Holdings, Inc. and S&T Bancholdings, Inc. CTCLIC, which is a joint venture with another financial institution, acts as a reinsurer of credit life, accident and health insurance policies sold by S&T Bank and the other institution. S&T Insurance Group, LLC, through its subsidiaries, offers a variety of insurance products. Stewart Capital Advisors, LLC is a registered investment advisor that manages private investment accounts for individuals and institutions. DN Acquisition Company, Inc. was acquired with the DNB merger and was incorporated for the purpose of acquiring and holding Other Real Estate Owned, or OREO, acquired through foreclosure or deed in-lieu-of foreclosure, as well as Bank-occupied real estate.
Accounting Policies
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods then ended. Actual results could differ from those estimates. Our significant accounting policies are described below.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
We use fair value measurements when recording and disclosing certain financial assets and liabilities. Available-for-sale debt securities, equity securities, trading securities held in a deferred compensation plan and derivative financial instruments are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held for sale, individually assessed loans, OREO and other repossessed assets, mortgage servicing rights, or MSRs, and certain other assets.
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
Equity Securities
Marketable equity securities with quoted prices in active markets for identical assets are classified as Level 1. Marketable equity securities in markets that are not active are classified as Level 2.
Securities Held in a Deferred Compensation Plan
Securities Held in a Deferred Compensation Plan are reported at fair value with the gains and losses included in other noninterest income in our Consolidated Statements of Net Income. These assets are held in a deferred compensation plan and are invested in readily quoted mutual funds. Accordingly, these assets are classified as Level 1. Deferred compensation plan assets are reported in other assets in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments
We use derivative instruments, including interest rate swaps that qualify as cash flow hedges, interest rate swaps for commercial loans with our customers, interest rate lock commitments and forward commitments related to the sale of mortgage loans in the secondary market. We calculate the fair value for derivatives using accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. Each valuation considers the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, such as interest rate curves and implied volatilities. We incorporate credit valuation adjustments into the valuation models to appropriately reflect both our own nonperformance risk and the respective counterparties’ nonperformance risk in calculating fair value measurements. We consider the impact of master netting agreements and collateral postings with our counterparties to determine the credit valuation adjustment. Interest rate swaps are classified as Level 2. Interest rate lock commitments and forward commitments related to mortgage loans are classified as Level 3 due to significant unobservable inputs.
Nonrecurring Basis
Loans Held for Sale
Loans held for sale consist of 1-4 family residential loans originated for sale in the secondary market and, from time to time, certain loans transferred from the loan portfolio to loans held for sale, all of which are carried at the lower of cost or fair value. The fair value of 1-4 family residential loans, when marked to fair value, is based on the principal or most advantageous market currently offered for similar loans using observable market data. Loans held for sale marked to fair value are classified as Level 2 if the fair value is determined using a sales or market approach and Level 3 if the fair value is determined using an income approach.
Loans Individually Evaluated
Loans that are individually evaluated to determine whether a specific allocation of ACL is needed are reported at the lower of amortized cost or fair value. Fair value is determined using either the loan’s observable market price or the fair value of the collateral less estimated selling costs when the loan is collateral dependent and we expect to liquidate the collateral. However, if repayment is expected to come from the operation of the collateral, rather than liquidation, then we do not consider estimated selling costs in determining the fair value of the collateral. Collateral values are generally based upon appraisals by approved, independent state certified appraisers. Appraisals may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or our knowledge of the borrower and the borrower’s business. If the fair value of loans individually evaluated is determined based on an independent market based appraisal less estimated costs to sell, it is classified as Level 2. If the fair value of loans individually evaluated is determined using an internal valuation, it is classified as Level 3.
OREO and Other Repossessed Assets
OREO and other repossessed assets obtained in partial or total satisfaction of a loan are recorded at the lower of recorded investment in the loan or fair value less cost to sell. Subsequent to foreclosure, these assets are carried at the lower of the amount recorded at acquisition date or fair value less cost to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. If the fair value for OREO is determined based on an independent market-based appraisal less estimated costs to sell or an executed sales agreement, it is classified as Level 2. If the fair value for OREO is determined using an internal valuation, it is classified as Level 3.
Mortgage Servicing Rights
MSRs are reported using the amortization method and are evaluated for impairment quarterly by comparing the carrying value to the fair value of the MSRs. The fair value of MSRs is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. The valuation model includes significant unobservable inputs; therefore, MSRs are classified as Level 3 when marked to fair value.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments
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
Loans
Our methodology to fair value loans includes an exit price notion. The fair value of variable rate loans that may reprice frequently at short-term market rates is based on carrying values adjusted for liquidity and credit risk. The fair value of variable rate loans that reprice at intervals of one year or longer, such as adjustable rate mortgage products, is estimated using discounted cash flow analyses that utilize interest rates currently being offered for similar loans and adjusted for liquidity and credit risk. The fair value of fixed rate loans is estimated using a discounted cash flow analysis that utilizes interest rates currently being offered for similar loans adjusted for liquidity and credit risk. The valuation models include significant unobservable inputs; therefore, loans are classified as Level 3. The carrying amount of interest receivable approximates fair value.
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
Deposits
The fair values disclosed for deposits without defined maturities (e.g., noninterest and interest-bearing demand, money market and savings accounts) are by definition equal to the amounts payable on demand. Deposits without defined maturities are classified as Level 1. The carrying amounts for variable rate, fixed-term time deposits approximate their fair values. Estimated fair values for fixed rate and other time deposits are based on discounted cash flow analysis using interest rates currently offered for time deposits with similar terms. Fixed rate and other time deposits are classified as Level 2. The carrying amount of accrued interest approximates fair value.
Short-Term Borrowings
The carrying amounts of securities sold under repurchase agreements, or REPOs, and other short-term borrowings approximate their fair values. Fair values are based on observable inputs in a secondary market; therefore, these are classified as Level 2.
Long-Term Borrowings
The fair values disclosed for fixed rate long-term borrowings are determined by discounting their contractual cash flows using current interest rates for long-term borrowings of similar remaining maturities. The carrying amounts of variable rate long-term borrowings approximate their fair values. Fair values are based on observable inputs in a secondary market; therefore, these are classified as Level 2.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Junior Subordinated Debt Securities
The interest rate on the variable rate junior subordinated debt securities is reset quarterly; therefore, the carrying values approximate their fair values. Fair values are based on observable inputs in a secondary market; therefore, these are classified as Level 2.
Collateral Payable
Collateral payable is cash that is received from counterparties as collateral for our interest rate swaps. The carrying amount included in other liabilities on our Consolidated Balance Sheets approximates fair value.
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
A determination will be made on whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in OCI, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet with a corresponding adjustment to provision for credit losses in the Consolidated Statements of Net Income. Both the allowance and the adjustment to net income can be reversed if conditions change. Our policy for credit impairment within the debt securities portfolio is based upon a number of factors, including but not limited to, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its estimated fair value and whether management intends to sell the security or if it is more likely than not that management will be required to sell the investment security prior to the security’s recovery of any decline in its estimated fair value.
Realized gains and losses on the sale of these securities are determined using the specific-identification method and are recorded within noninterest income in the Consolidated Statements of Net Income. Bond premiums are amortized to the call date, if any, and bond discounts are accreted to the maturity date, both on a level yield basis.
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
Loans
Loans are reported at the principal amount outstanding net of unearned income. Unearned income consists of net deferred loan fees and costs and a discount or premium related to purchase accounting fair value adjustments. We defer certain nonrefundable loan origination and commitment fees. Accretion of discounts and amortization of premiums on loans are included in interest income in the Consolidated Statements of Net Income. Loan origination fees and direct loan origination costs are deferred and amortized as an adjustment of loan yield over the lives of the loans without consideration of anticipated prepayments. If a loan is paid off, the remaining unaccreted or unamortized net origination fees and costs are immediately recognized into income or expense. Interest is accrued and interest income is recognized on loans as earned.
Closed-end installment loans, amortizing loans secured by real estate and any other loans with payments scheduled monthly are reported past due when the borrower is in arrears two or more monthly payments. Other multi-payment obligations with payments scheduled other than monthly are reported past due when one scheduled payment is due and unpaid for 30 days

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Troubled Debt Restructurings
Troubled debt restructurings, or TDRs, are loans where we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. We strive to identify borrowers with financial difficulty early and work with them to come to a mutual resolution to modify the terms of their loan before the loan reaches nonaccrual status. These modified terms generally include extensions of maturity dates at a stated interest rate lower than the current market rate for new debt with similar risk characteristics, reductions in contractual interest rates or principal deferment. While unusual, there may be instances of principal forgiveness. These modifications are generally for longer term periods that would not be considered insignificant. Additionally, we classify loans where the debt obligation has been discharged through a Chapter 7 Bankruptcy and not reaffirmed as TDRs.
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
Allowance for Credit Losses
The allowance for credit losses, ACL, is a valuation reserve established and maintained by charges against operating income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the ACL when they are deemed uncollectible. The ACL is an estimate of expected credit losses, measured over the contractual life of a loan, that considers our historical loss experience, current conditions and forecasts of future economic conditions. Determination of an appropriate ACL is inherently subjective and may have significant changes from period to period.
The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share similar risk characteristics with other loans.
The ACL for homogeneous loans is calculated using a life-time loss rate methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. The ACL model is comprised of six distinct portfolio segments: 1) Commercial Construction, 2) Commercial Real Estate, or CRE, 3) Commercial and Industrial, or C&I, 4) Business Banking, 5) Consumer Real Estate and 6) Other Consumer. Each segment has a distinct set of risk characteristics monitored by management. We further evaluate the ACL at a disaggregated level which includes type of collateral and our internal risk rating system for the commercial segments and type of collateral, lien position, and FICO score, for the consumer segments. Historical credit loss experience is the basis for the estimation of expected credit losses. Our quantitative model uses historic data back to the second quarter of 2009. We apply historical loss rates to pools of loans with similar risk characteristics. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and supportable forecast is for a period of two years and is based on the unemployment forecast and management judgment. For periods beyond our two year reasonable and supportable forecast, we revert to historical loss rates utilizing a straight-line method over a one year reversion period. The qualitative adjustments for current conditions are based upon changes in lending policies and practices, experience and ability of lending staff, quality of the bank’s loan review system, value of underlying collateral, the existence of and changes in concentrations, other external factors and segment specific risks. These modified

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve.
The ACL for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and therefore, should be individually assessed. We evaluate all commercial loans greater than $1.0 million that meet the following criteria: 1) when it is determined that foreclosure is probable, 2) substandard, doubtful and nonaccrual loans when repayment is expected to be provided substantially through the operation or sale of the collateral, 3) any commercial TDR, or any loan reasonably expected to become a TDR whether on accrual or nonaccrual status and 4) when it is determined by management that a loan does not share similar risk characteristics with other loans. Specific reserves are established based on the following three acceptable methods for measuring the ACL: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral when the loan is collateral dependent. Our individual loan evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. Collateral values are discounted to consider disposition costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the loan is less than the loan balance.
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
7) Leasehold Improvements
Lesser of estimated useful life of the asset (generally 15 years unless established otherwise) or the remaining term of the lease, including renewal options in the lease that are reasonably assured of exercise

Right-of-Use Assets and Lease Liabilities
We determine if a contract is or contains a lease at inception. Leases are classified as either finance or operating leases. We recognize leases on our Consolidated Balance Sheets as right-of-use, or ROU, assets and related lease liabilities. Finance ROU assets are included in premises and equipment and related finance lease liabilities are included in long-term borrowings. Operating lease ROU assets are included in other assets and related operating lease liabilities are included in other liabilities. Our lease liability is calculated as the present value of the lease payments over the lease term discounted using our estimated incremental borrowing rate with similar terms at commencement date. Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term for operating leases. Interest and amortization expenses are recognized for finance leases over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term in occupancy on our Consolidated Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of Net Income. Lease and amortization expenses are included in occupancy expense and interest on finance lease liabilities is included in borrowings interest expense in our Consolidated Statements of Net Income.
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
Goodwill and Other Intangible Assets
As a result of acquisitions, we have recorded goodwill and identifiable intangible assets in our Consolidated Balance Sheets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. We have one reporting unit.
The carrying value of goodwill is tested annually for impairment each October 1st or more frequently if events and circumstances indicate that it may be impaired. A qualitative assessment is performed to determine whether it is more likely than not that the reporting unit's fair value is less than it's carrying value. We perform a quantitative impairment test only if we conclude that it is more likely than not that a reporting unit's fair value is less than the carrying amount. Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The fair value of the reporting unit is determined by using both a discounted cash flow model and a market based model. The discounted cash flow model has many assumptions including future earnings projections, a long-term growth rate and discount rate. The market based model calculates fair value based on observed price multiples for similar companies. The fair values of each method are then weighted based on relevance and reliability in the current economic environment.
We determine the amount of identifiable intangible assets based upon independent core deposit and insurance contract valuations at the time of acquisition. Intangible assets with finite useful lives, consisting primarily of core deposit and customer list intangibles, are amortized using straight-line or accelerated methods over their estimated weighted average useful lives, ranging from 10 to 20 years. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No such events or changes in circumstances occurred during the years ended December 31, 2022 and 2021.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Qualified Affordable Housing
We have made investments directly in Low Income Housing Tax Credit, or LIHTC, partnerships formed with third parties. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. These investments are amortized over a maximum of 10 years, which represents the period over which the tax credits will be utilized. Our investments in Low Income Housing Partnerships, or LIHPs, represent unconsolidated variable interest entities, or VIEs, and the assets and liabilities of the partnerships are not recorded on our balance sheet. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact the economic performance of the partnership and have both the obligation to absorb expected losses and the right to receive benefits. We use the cost method to account for these partnerships. These investments are recorded in other assets in our Consolidated Balance Sheets. Amortization expense is included in other noninterest expense in the Consolidated Statements of Net Income.
OREO and Other Repossessed Assets
OREO and other repossessed assets are included in other assets in the Consolidated Balance Sheets and are comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of a foreclosure. At the time of foreclosure or acceptance of a deed in lieu of foreclosure, these properties are recorded at the lower of the recorded investment in the loan or fair value less cost to sell. Loan losses arising from the acquisition of any such property initially are charged against the ACL. Subsequently, these assets are carried at the lower of carrying value or current fair value less cost to sell. Gains or losses realized upon disposition of these assets are recorded in other noninterest income or expense in the Consolidated Statements of Net Income depending on whether the net position is a gain or loss.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swaps Designated as Hedging Instruments
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
Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the earnings effect of the hedged forecasted transactions in a cash flow hedge. As long as the cash flow hedge continues to qualify for hedge accounting, the entire change in the fair value of the hedging instrument is recognized in OCI, net of applicable taxes, and reclassified into interest income as interest payments are received.
Interest Rate Contracts with Customers
Interest rate swaps are contracts in which a series of interest rate flows (fixed and variable) are exchanged over a prescribed period. The notional amounts on which the interest payments are based are not exchanged. These derivative positions relate to transactions in which we enter into an interest rate swap with a commercial customer, while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate loan, while we continue to receive a variable amount of interest on the loan. These agreements could have floors or caps on the contracted interest rates.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Other fee revenue - Other fee revenue includes a variety of other traditional banking services such as, electronic banking fees, letters of credit origination fees, wire transfer fees, money orders, treasury checks, check sale fees and transfer fees. Our performance obligations are generally satisfied at a point in time and fee revenue is recognized when the services are provided or the transaction is settled.
Wealth Management Fees
Assets held in a fiduciary capacity by our subsidiary bank, S&T Bank, are not our assets and are therefore not included in our consolidated financial statements. Wealth management fee income is reported in the Consolidated Statements of Net Income on an accrual basis.
Stock-Based Compensation
Stock-based compensation includes restricted stock awards and restricted stock units, which are measured using the fair value at the time of issuance. The grant date fair value is recognized over the period during which the recipient is required to provide service in exchange for the award. Compensation expense for time-based restricted stock is recognized ratably over the period of service based on fair value on the grant date. Compensation expense for performance-based restricted stock is recognized ratably over the remaining vesting period if the likelihood of meeting the performance measure is probable, based on the fair value on the grant date. We estimate expected forfeitures when stock-based awards are granted and record compensation expense only for awards that are expected to vest.
Pensions
The expense for S&T Bank’s qualified and nonqualified defined benefit pension plans is actuarially determined using the projected unit credit actuarial cost method. It requires us to make economic assumptions regarding future interest rates and asset returns and various demographic assumptions. We estimate the discount rate used to measure benefit obligations by applying the projected cash flow for future benefit payments to a yield curve of high-quality corporate bonds available in the marketplace and by employing a model that matches bonds to our pension cash flows. The expected return on plan assets is an estimate of the long-term rate of return on plan assets, which is determined based on the current asset mix and estimates of return by asset class. We recognize in the Consolidated Balance Sheets an asset for the plan’s overfunded status or a liability for the plan’s underfunded status. Gains or losses related to changes in benefit obligations or plan assets resulting from experience different from that assumed are recognized as OCI in the period in which they occur. To the extent that such gains or losses exceed 10 percent of the greater of the projected benefit obligation or plan assets, they are recognized as a component of pension costs over the future service periods of actively employed plan participants. The funding policy for the qualified plan is to contribute an amount each year that is at least equal to the minimum required contribution, but not more than the maximum amount permissible for taxable plan sponsors. Our nonqualified plans are unfunded.
On January 25, 2016, the Board of Directors approved an amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans effective March 31, 2016. As a result, no additional benefits are earned by participants in those plans based on service or pay after March 31, 2016. The plan was previously closed to new participants effective December 31, 2007.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Standards Updates, or ASU or Updated
Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. The optional guidance generally allows for the modified contract to be accounted for as a continuation of the existing contract and does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Addendum (Topic 848) which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this ASU defer the sunset date for applying the reference rate reform relief by two years to December 31, 2024. We adopted ASU 2020-04 and ASU 2021-01 on January 1, 2022 and ASU 2022-06 upon issuance. We are utilizing the LIBOR transition relief as contract modifications are made during the course of the reference rate reform transition period. ASU 2020-04, ASU 2021-01 and ASU 2022-06 did not have a material impact on our consolidated financial statements.
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
ASU 2022-02 eliminates the recognition and measurement guidance related to TDRs for creditors that have adopted ASC 326 Financial Instruments - Credit Losses. We adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020. The required accounting and disclosures for a loan modified in a TDR no longer provide decision-useful information. ASC 326 requires the recognition of lifetime expected credit losses when a loan is originated or acquired, so the effect of credit losses that occur in loans modified in TDRs is already included in the ACL.
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
The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, and interim periods therein. Early adoption is permitted, however, we have not elected to do so. We have developed new reporting and processes in order to adhere to the new disclosure requirements. We adopted this ASU, as of January 1, 2023, using a modified retrospective transition approach, which resulted in a cumulative effect adjustment being recorded to retained earnings related to the elimination of TDRs. It did not have a material impact on our consolidated financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. EARNINGS PER SHARE
Earnings per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine reported basic and diluted earnings per share. The two-class method was more dilutive in 2022, 2021 and 2020 and therefore was used to determine earnings per share. The following table reconciles the numerators and denominators of basic and diluted earnings per share calculations for the periods presented:

	Years ended December 31,
(dollars in thousands, except share and per share data)	2022	2021	2020
Numerator for Earnings per Share—Basic and Diluted:
Net income	$135,520	$110,343	$21,040
Less: Income allocated to participating shares	381	492	68
Net Income Allocated to Shareholders	$135,139	$109,851	$20,972
Denominator for Earnings per Share—Basic and Diluted:
Weighted Average Shares Outstanding—Basic	38,988,174	39,050,241	39,070,439
Add: Average participating shares outstanding	42,760	2,720	2,780
Denominator for Two-Class Method—Diluted:	39,030,934	39,052,961	39,073,219

Earnings per share—basic	$3.47	$2.81	$0.54
Earnings per share—diluted	$3.46	$2.81	$0.53
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	12,654	793	1,242

NOTE 3. FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2022 and 2021.

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$131,695	$—	$—	$131,695
Obligations of U.S. government corporations and agencies	—	41,811	—	41,811
Collateralized mortgage obligations of U.S. government corporations and agencies	—	428,407	—	428,407
Residential mortgage-backed securities of U.S. government corporations and agencies	—	41,587	—	41,587
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	327,313	—	327,313
Corporate obligations	—	500	—	500
Obligations of states and political subdivisions	—	30,471	—	30,471
Total Available-for-Sale Debt Securities	131,695	870,089	—	1,001,784
Marketable equity securities	952	42	—	994
Total Securities	132,647	870,131	—	1,002,778
Trading securities held in a deferred compensation plan	8,087	—	—	8,087
Derivative financial assets:
Interest rate swaps - commercial loans	—	83,449	—	83,449
Interest rate lock commitments	—	—	5	5
Forward sale contracts - mortgage loans	—	—	2	2
Total Assets	$140,734	$953,580	$7	$1,094,321
LIABILITIES
Derivative financial liabilities:
Interest rate swaps - commercial loans	$—	$83,449	$—	$83,449
Interest rate swaps - cash flow hedge	—	21,368	—	21,368
Total Liabilities	$—	$104,817	$—	$104,817

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$95,327	$—	$—	$95,327
Obligations of U.S. government corporations and agencies	—	70,348	—	70,348
Collateralized mortgage obligations of U.S. government corporations and agencies	—	270,294	—	270,294
Residential mortgage-backed securities of U.S. government corporations and agencies	—	56,793	—	56,793
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	341,300	—	341,300
Corporate obligations	—	500	—	500
Obligations of states and political subdivisions	—	75,089	—	75,089
Total Available-for-Sale Debt Securities	95,327	814,324	—	909,651
Marketable equity securities	1,061	81	—	1,142
Total Securities	96,388	814,405	—	910,793
Trading securities held in a deferred compensation plan	10,230	—	—	10,230
Derivative financial assets:
Interest rate swaps - commercial loans	—	33,528	—	33,528
Interest rate lock commitments	—	—	401	401
Forward sale contracts - mortgage loans	—	—	4	4
Total Assets	$106,618	$847,933	$405	$954,956
LIABILITIES
Derivative financial liabilities:
Interest rate swaps - commercial loans	$—	$33,631	$—	$33,631
Total Liabilities	$—	$33,631	$—	$33,631
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either December 31, 2022 or December 31, 2021.
For Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2022 and 2021, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
(dollars in thousands)
Other real estate owned	$3,060	Collateral method	Discount rate	13.00%	13.00%

	December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
(dollars in thousands)
Other real estate owned	$1,011	Collateral method	Appraisal adjustment - cost to sell	2.53%	2.53%

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying values and fair values of our financial instruments at December 31, 2022 and 2021 are presented in the following tables:

		Fair Value Measurements at December 31, 2022
(dollars in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$210,009	$210,009	$210,009	$—	$—
Securities	1,002,778	1,002,778	132,647	870,131	—
Loans held for sale	16	16	—	16	—
Portfolio loans, net	7,082,629	6,815,167	—	—	6,815,167
Collateral receivable	6,307	6,307	6,307	—	—
Securities held in a deferred compensation plan	8,087	8,087	8,087	—	—
Mortgage servicing rights	7,147	9,994	—	—	9,994
Interest rate swaps - commercial loans	83,449	83,449	—	83,449	—
Interest rate lock commitments	5	5	—	—	5
Forward sale contracts	2	2	—	—	2
LIABILITIES
Deposits	$7,219,970	$7,194,225	$6,285,377	$908,848	—
Collateral payable	65,065	65,065	65,065	—	—
Short-term borrowings	370,000	370,000	—	370,000	—
Long-term borrowings	14,741	14,174	—	14,174	—
Junior subordinated debt securities	54,453	54,453	—	54,453	—
Interest rate swaps - commercial loans	83,449	83,449	—	83,449	—
Interest rate swaps - cash flow hedge	21,368	21,368	—	21,368	—
(1)As reported in the Consolidated Balance Sheets

		Fair Value Measurements at December 31, 2021
(dollars in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$922,215	$922,215	$922,215	$—	$—
Securities	910,793	910,793	96,388	814,405	—
Loans held for sale	1,522	1,522	—	1,522	—
Portfolio loans, net	6,901,414	6,815,468	—	—	6,815,468
Collateral receivable	37,363	37,363	37,363	—	—
Securities held in a deferred compensation plan	10,230	10,230	10,230	—	—
Mortgage servicing rights	7,677	7,677	—	—	7,677
Interest rate swaps - commercial loans	33,528	33,528	—	33,528	—
Interest rate lock commitments	401	401	—	—	401
Forward sale contracts - mortgage loans	4	4	—	—	4
LIABILITIES
Deposits	$7,996,524	$7,992,942	$6,908,453	$1,084,489	$—
Securities sold under repurchase agreements	84,491	84,491	84,491	—	—
Long-term borrowings	22,430	22,678	—	22,678	—
Junior subordinated debt securities	54,393	54,393	—	54,393	—
Interest rate swaps - commercial loans	33,631	33,631	—	33,631	—
(1)As reported in the Consolidated Balance Sheets
NOTE 4. RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS
The Board of Governors of the Federal Reserve System, or the Federal Reserve, imposes certain reserve requirements on all depository institutions. These reserves are maintained in the form of vault cash or as an interest-bearing balance with the Federal Reserve. There were no required reserves for 2022 and 2021. The Federal Reserve reduced the reserve requirement ratio to zero percent effective March 26, 2020.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
NOTE 6. SECURITIES
The following table presents the fair values of our securities portfolio at the dates presented:

	December 31,
(dollars in thousands)	2022	2021
Available-for-sale debt securities	$1,001,784	$909,651
Marketable equity securities	994	1,142
Total Securities	$1,002,778	$910,793
Available-for-Sale Debt Securities
The following tables present the amortized cost and fair value of available-for-sale debt securities as of December 31, 2022 and December 31, 2021:

	December 31, 2022				December 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$145,416	$—	$(13,721)	$131,695	$95,954	$115	$(742)	$95,327
Obligations of U.S. government corporations and agencies	43,479	—	(1,668)	41,811	68,599	1,749	—	70,348
Collateralized mortgage obligations of U.S. government corporations and agencies	482,039	203	(53,835)	428,407	270,696	2,408	(2,810)	270,294
Residential mortgage-backed securities of U.S. government corporations and agencies	49,418	3	(7,834)	41,587	57,029	392	(628)	56,793
Commercial mortgage-backed securities of U.S. government corporations and agencies	352,465	—	(25,152)	327,313	336,918	5,969	(1,587)	341,300
Corporate Obligations	500	—	—	500	500	—	—	500
Obligations of states and political subdivisions	30,788	55	(372)	30,471	70,539	4,550	—	75,089
Total Available-for-Sale Debt Securities(1)	$1,104,105	$261	$(102,582)	$1,001,784	$900,235	$15,183	$(5,767)	$909,651
(1) Excludes interest receivable of $3.7 million at December 31, 2022 and $3.3 million at December 31, 2021. Interest receivable is included in other assets in the Consolidated Balance Sheets.
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Years ended December 31,
(dollars in thousands)	2022	2021	2020
Gross realized gains	$198	$29	$219
Gross realized losses	—	—	(77)
Net Realized Gains	$198	$29	$142

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category as of the dates presented:

	December 31, 2022
	Less Than 12 Months			12 Months or More				Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	6	$57,057	$(3,363)	8	$74,638	$(10,358)	14	$131,695	$(13,721)
Obligations of U.S. government corporations and agencies	6	41,811	(1,668)	—	—	—	6	41,811	(1,668)
Collateralized mortgage obligations of U.S. government corporations and agencies	47	296,509	(28,153)	13	112,902	(25,682)	60	409,411	(53,835)
Residential mortgage-backed securities of U.S. government corporations and agencies	25	7,143	(589)	3	34,223	(7,245)	28	41,366	(7,834)
Commercial mortgage-backed securities of U.S. government corporations and agencies	30	241,009	(11,975)	7	86,304	(13,177)	37	327,313	(25,152)
Corporate Obligations	—	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	2	20,127	(372)	—	—	—	2	20,127	(372)
Total	116	$663,656	$(46,120)	31	$308,067	$(56,462)	147	$971,723	$(102,582)

	December 31, 2021
	Less Than 12 Months			12 Months or More				Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	8	$85,221	$(742)	—	$—	$—	8	$85,221	$(742)
Obligations of U.S. government corporations and agencies		—	—	—	—	—	—	—	—
Collateralized mortgage obligations of U.S. government corporations and agencies	12	141,204	(2,436)	1	8,933	(374)	13	150,137	(2,810)
Residential mortgage-backed securities of U.S. government corporations and agencies	3	46,042	(628)	—	—	—	3	46,042	(628)
Commercial mortgage-backed securities of U.S. government corporations and agencies	7	100,032	(1,587)	—	—	—	7	100,032	(1,587)
Corporate Obligations	—	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total	30	$372,499	$(5,393)	1	$8,933	$(374)	31	$381,432	$(5,767)
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit losses or other factors. We do not believe any individual unrealized loss as of December 31, 2022 represents a credit impairment. There were 147 debt securities in an unrealized loss position at December 31, 2022 and 31 debt securities in an unrealized loss position at December 31, 2021. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities are determined to be investment grade and paying principal and interest according to the contractual terms of the security. We do not intend to sell and it is more likely

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.
The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated OCI, for the periods presented:

	December 31, 2022			December 31, 2021
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
Total unrealized gains/(losses) on available-for-sale debt securities	$261	$(102,582)	$(102,321)	$15,183	$(5,767)	$9,416
Income tax (expense) benefit	(56)	21,915	21,859	(3,215)	1,221	(1,994)
Net Unrealized Gains/(Losses), Net of Tax Included in Accumulated Other Comprehensive Income/(Loss)	$205	$(80,667)	$(80,462)	$11,968	$(4,546)	$7,422
The amortized cost and fair value of available-for-sale debt securities at December 31, 2022 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$9,984	$9,767
Due after one year through five years	149,091	138,134
Due after five years through ten years	49,085	44,838
Due after ten years	11,523	11,238
Available-for-Sale Debt Securities With Fixed Maturities	219,683	203,977
Collateralized mortgage obligations of U.S. government corporations and agencies	482,039	428,407
Residential mortgage-backed securities of U.S. government corporations and agencies	49,418	41,587
Commercial mortgage-backed securities of U.S. government corporations and agencies	352,465	327,313
Corporate Obligations	500	500
Total Available-for-Sale Debt Securities	$1,104,105	$1,001,784
Debt securities are pledged in order to meet various regulatory and legal requirements. Restricted pledged securities had a carrying value of $17.9 million at December 31, 2022 and $23.9 million at December 31, 2021. Unrestricted pledged securities had a carrying value of $251.5 million at December 31, 2022 and $443.0 million at December 31, 2021. Any changes to restricted pledged securities require approval of the pledge beneficiary. Approval is not required for unrestricted pledged securities.
NOTE 7. LOANS AND LOANS HELD FOR SALE
Loans are presented net of unearned income. Unearned income consists of net deferred loan fees and costs of $7.5 million at December 31, 2022 and $14.1 million at December 31, 2021 and a discount related to purchase accounting fair value adjustments of $4.7 million at December 31, 2022 and $6.7 million at December 31, 2021.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the composition of originated and acquired loans as of the dates presented:

(dollars in thousands)	December 31, 2022	December 31, 2021
Commercial real estate	$2,538,839	$2,690,528
Commercial and industrial	1,510,392	1,513,523
Commercial construction	381,963	424,755
Business banking	1,205,944	1,135,693
Consumer real estate	1,421,953	1,127,585
Other consumer	124,878	107,906
Total Portfolio loans	$7,183,969	$6,999,990
Loans held for sale	16	1,522
Total Loans (1)	$7,183,985	$7,001,512
(1) Excludes interest receivable of $28.3 million at December 31, 2022 and $18.7 million at December 31, 2021. Interest receivable is included in other assets in the Consolidated Balance Sheets.
C&I, included $4.0 million of loans originated under the Paycheck Protection Program, or PPP, at December 31, 2022 compared to $88.3 million at December 31, 2021. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act was signed into law. The CARES Act included the PPP, a program designed to aid small and medium sized businesses through federally guaranteed loans distributed through banks. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP. The loans are 100 percent guaranteed by the Small Business Administration, or SBA. These loans carry a fixed rate of 1.00 percent and a term of two years, or five years for loans approved by the SBA, on or after June 5, 2020. Payments are deferred for at least six months of the loan. The SBA pays us a processing fee ranging from 1 percent to 5 percent based on the size of the loan. Interest is accrued as earned and loan origination fees and direct costs are deferred and accreted or amortized into interest income over the life of the loan using the level yield method. When a PPP loan is paid off or forgiven by the SBA, the remaining unaccreted or unamortized net origination fees or costs will be immediately recognized into income.
Business banking consists of commercial loans made to small businesses that are standard, non-complex products evaluated through a streamlined credit approval process that has been designed to maximize efficiency while maintaining high credit quality standards that meet small business market customers’ needs.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our TDRs as of the dates presented:

	December 31, 2022			December 31, 2021
(dollars in thousands)	Accruing TDRs	Nonaccruing TDRs	Total TDRs	Accruing TDRs	Nonaccruing TDRs	Total TDRs
Commercial real estate	$—	$—	$—	$—	$1,697	$1,697
Commercial and industrial	626	—	626	748	14,889	15,637
Commercial construction	1,655	—	1,655	2,190	2,087	4,277
Business banking	438	1,087	1,525	858	1,696	2,554
Consumer real estate	6,168	1,798	7,966	6,122	1,405	7,527
Other consumer	4	9	13	3	—	3
Total	$8,891	$2,894	$11,785	$9,921	$21,774	$31,695
There was one $0.2 million TDR returned to accruing status during 2022 compared to no TDRs returned to accruing status during 2021.
The following tables present the TDRs by portfolio segment and by type of concession for the years ended:

	December 31, 2022
	Number of Contracts	Type of Modification					Total Post-Modification Outstanding Recorded Investment(2)	Total Pre-Modification Outstanding Recorded Investment(2)
(dollars in thousands)		Bankruptcy(1)	Other	Extend Maturity	Modify Rate	Modify Payments
Commercial real estate	—	$—	$—	$—	$—	$—	$—	$—
Commercial industrial	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Business banking	2	—	154	—	—	—	154	203
Consumer real estate	23	1,436	—	610	—	—	2,046	2,558
Other consumer	2	11	—	—	—	—	11	15
Total	27	$1,447	$154	$610	$—	$—	$2,211	$2,776
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In response to the coronavirus, or COVID-19 pandemic, and its economic impact on our customers, we implemented a short-term modification program that complied with the CARES Act to provide temporary payment relief to those borrowers directly impacted by the COVID-19 pandemic who were not more than 30 days past due as of December 31, 2019. This program allowed for a deferral of payments for 90 days and up to a maximum of 180 days for our commercial customers. The customer remained responsible for deferred payments along with any additional interest accrued during the deferral period. For our consumer customers, interest did not accrue during the deferral period and the maturity date was extended by the length of the deferral period. Under the applicable guidance none of these loans were considered restructured. The program ended January 1, 2022 and we had no loans modified at December 31, 2022, compared to eight loans that were modified totaling $28.8 million at December 31, 2021.
As of December 31, 2022, we had 16 commitments to lend an additional $0.4 million on TDRs compared to 12 commitments to lend an additional $2.6 million at December 31, 2021.
Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place that were restructured within the last 12 months prior to defaulting. There were no TDRs that defaulted during 2022 or 2021.
The following table is a summary of nonperforming assets as of the dates presented:

	December 31,
(dollars in thousands)	2022	2021
Nonperforming Assets
Nonaccrual loans	$16,158	$44,517
Nonaccrual TDRs	2,894	21,774
Total Nonaccrual loans	19,052	66,291
OREO	3,065	13,313
Total Nonperforming Assets	$22,117	$79,604

The following table presents a summary of the aggregate amount of loans to certain officers, directors of S&T or any affiliates of such persons as of the dates presented:

	December 31,
(dollars in thousands)	2022	2021
Balance at beginning of year	$6,157	$6,329
New loans	1,085	1,826
Repayments or no longer considered a related party	(3,114)	(1,998)
Balance at end of year	$4,128	$6,157

NOTE 8. ALLOWANCE FOR CREDIT LOSSES
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
Management monitors various credit quality indicators for the commercial, business banking and consumer loan portfolios, including changes in risk ratings, nonaccrual status and delinquency on a monthly basis.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the dates presented:

	December 31, 2022
	Risk Rating
(dollars in thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Revolving-Term	Total

Commercial Real Estate
Pass	$292,732	$360,423	$267,743	$422,872	$227,006	$704,600	$21,666	—	$2,297,042
Special Mention	—	—	—	13,187	20,090	101,112	—	—	134,389
Substandard	—	—	1,306	13,434	14,845	77,823	—	—	107,408
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate	292,732	360,423	269,049	449,493	261,941	883,535	21,666	—	2,538,839

Commercial and Industrial
Pass	253,324	264,012	88,544	63,190	62,874	138,250	559,777	—	1,429,971
Special Mention	—	25,436	—	5,103	1,885	7,132	19,280	—	58,836
Substandard	372	—	—	5,705	1,152	1,891	12,465	—	21,585
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial	253,696	289,448	88,544	73,998	65,911	147,273	591,522	—	1,510,392

Commercial Construction
Pass	120,655	159,737	40,762	6,338	3,953	2,297	27,284	—	361,026
Special Mention	—	10,954	—	8,104	—	—	—	—	19,058
Substandard	—	—	—	—	—	1,879	—	—	1,879
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	120,655	170,691	40,762	14,442	3,953	4,176	27,284	—	381,963

Business Banking
Pass	287,520	233,499	87,926	107,819	80,549	276,843	104,354	645	1,179,155
Special Mention	—	157	146	—	2,790	3,945	793	95	7,926
Substandard	159	67	3,077	1,912	1,550	11,391	124	551	18,831
Doubtful	—	—	—	—	—	32	—	—	32
Total Business Banking	287,679	233,723	91,149	109,731	84,889	292,211	105,271	1,291	1,205,944

Consumer Real Estate
Pass	296,900	148,790	91,477	74,155	30,658	191,228	552,994	21,547	1,407,749
Special Mention	—	—	—	—	—	882	—	—	882
Substandard	48	213	136	428	1,373	8,059	655	2,410	13,322
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	296,948	149,003	91,613	74,583	32,031	200,169	553,649	23,957	1,421,953

Other consumer
Pass	20,046	10,819	5,427	3,242	1,013	724	82,125	1,404	124,800
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	8	—	—	28	21	—	—	21	78
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	20,054	10,819	5,427	3,270	1,034	724	82,125	1,425	124,878

Pass	1,271,177	1,177,280	581,879	677,616	406,053	1,313,942	1,348,200	23,596	6,799,743
Special Mention	—	36,547	146	26,394	24,765	113,071	20,073	95	221,091
Substandard	587	280	4,519	21,507	18,941	101,043	13,244	2,982	163,103
Doubtful	—	—	—	—	—	32	—	—	32
Total Loan Balance	$1,271,764	$1,214,107	$586,544	$725,517	$449,759	$1,528,088	$1,381,517	$26,673	$7,183,969

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We monitor the delinquent status of the commercial and consumer portfolios on a monthly basis. Loans are considered nonaccrual when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonaccrual loans.
The following tables present loan balances by year of origination and accrual and nonaccrual status for our portfolio segments as of the dates presented:

	December 31, 2022
(dollars in thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Revolving-Term	Total

Commercial Real Estate
Accrual	$292,732	$360,423	$269,049	$449,493	$261,941	$876,435	$21,666	$—	$2,531,739
Nonaccrual	—	—	—	—	—	7,100	—	—	7,100
Total Commercial Real Estate	292,732	360,423	269,049	449,493	261,941	883,535	21,666	—	2,538,839

Commercial and Industrial
Accrual	253,696	289,448	88,544	73,998	65,858	147,273	591,292	—	1,510,109
Nonaccrual	—	—	—	—	53	—	230	—	283
Total Commercial and Industrial	253,696	289,448	88,544	73,998	65,911	147,273	591,522	—	1,510,392

Commercial Construction
Accrual	120,655	170,691	40,762	14,442	3,953	3,792	27,284	—	381,579
Nonaccrual	—	—	—	—	—	384	—	—	384
Total Commercial Construction	120,655	170,691	40,762	14,442	3,953	4,176	27,284	—	381,963

Business Banking
Accrual	287,679	233,656	91,149	109,479	83,689	289,435	105,172	1,195	1,201,454
Nonaccrual	—	67	—	252	1,200	2,776	99	96	4,490
Total Business Banking	287,679	233,723	91,149	109,731	84,889	292,211	105,271	1,291	1,205,944

Consumer Real Estate
Accrual	296,948	148,868	91,085	73,947	31,646	196,384	553,441	23,108	1,415,427
Nonaccrual	—	135	528	636	385	3,785	208	849	6,526
Total Consumer Real Estate	296,948	149,003	91,613	74,583	32,031	200,169	553,649	23,957	1,421,953

Other Consumer
Accrual	20,054	10,819	5,303	3,270	1,034	593	82,125	1,411	124,609
Nonaccrual	—	—	124	—	—	131	—	14	269
Total Other Consumer	20,054	10,819	5,427	3,270	1,034	724	82,125	1,425	124,878

Accrual	1,271,764	1,213,905	585,892	724,629	448,121	1,513,912	1,380,980	25,714	7,164,917
Nonaccrual	—	202	652	888	1,638	14,176	537	959	19,052
Total Loan Balance	$1,271,764	$1,214,107	$586,544	$725,517	$449,759	$1,528,088	$1,381,517	$26,673	$7,183,969

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
(dollars in thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Revolving-Term	Total

Commercial Real Estate
Accrual	$385,347	$317,359	$461,613	$332,482	$259,723	$865,567	$36,948	$—	$2,659,039
Nonaccrual	—		7,107	2,261	6,296	15,824	—	—	31,488
Total Commercial Real Estate	385,347	317,359	468,720	334,743	266,019	881,391	36,948	—	2,690,528

Commercial and Industrial
Accrual	437,529	126,371	123,944	86,852	38,540	136,427	548,622	—	1,498,285
Nonaccrual	—	—	10,473	60	2,882	43	1,780	—	15,239
Total Commercial and Industrial	437,529	126,371	134,417	86,912	41,422	136,470	550,402	—	1,513,523

Commercial Construction
Accrual	142,321	110,562	111,445	16,838	989	10,093	30,036	—	422,284
Nonaccrual	—	—	2,087	—	—	384	—	—	2,471
Total Commercial Construction	142,321	110,562	113,532	16,838	989	10,477	30,036	—	424,755

Business Banking
Accrual	257,368	107,984	144,689	113,820	81,195	311,673	108,202	1,122	1,126,052
Nonaccrual	41	64	287	1,408	694	7,062	28	57	9,641
Total Business Banking	257,409	108,048	144,976	115,228	81,889	318,735	108,230	1,179	1,135,693

Consumer Real Estate
Accrual	137,465	100,253	91,689	49,853	39,657	234,297	443,238	23,839	1,120,291
Nonaccrual	—	742	476	303	727	4,165	168	713	7,294
Total Consumer Real Estate	137,465	100,995	92,165	50,156	40,384	238,462	443,406	24,552	1,127,585

Other Consumer
Accrual	20,059	9,290	7,261	3,093	1,021	6,444	57,903	2,677	107,748
Nonaccrual	—	158	—	—	—	—	—	—	158
Total Other Consumer	20,059	9,448	7,261	3,093	1,021	6,444	57,903	2,677	107,906

Accrual	1,380,089	771,819	940,641	602,938	421,125	1,564,501	1,224,949	27,638	6,933,699
Nonaccrual	41	964	20,430	4,032	10,599	27,478	1,976	770	66,291
Total Loan Balance	$1,380,130	$772,783	$961,071	$606,970	$431,724	$1,591,979	$1,226,925	$28,408	$6,999,990

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	December 31, 2022
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,523,315	$8,424	$—	$7,100	$15,524	$2,538,839
Commercial and industrial	1,505,805	4,304	—	283	4,587	1,510,392
Commercial construction	381,579	—	—	384	384	381,963
Business banking	1,199,586	1,583	285	4,490	6,358	1,205,944
Consumer real estate	1,409,907	3,617	1,903	6,526	12,046	1,421,953
Other consumer	124,384	165	60	269	494	124,878
Total	$7,144,576	$18,093	$2,248	$19,052	$39,393	$7,183,969

	December 31, 2021(1)
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,659,040	$—	$—	$31,488	$31,488	$2,690,528
Commercial and industrial	1,497,755	529	—	15,239	15,768	1,513,523
Commercial construction	421,834	450	—	2,471	2,921	424,755
Business banking	1,124,748	813	491	9,641	10,945	1,135,693
Consumer real estate	1,117,073	1,087	2,130	7,294	10,512	1,127,585
Other consumer	107,492	206	50	158	414	107,906
Total	$6,927,943	$3,085	$2,672	$66,291	$72,048	$6,999,990
(1) We had eight loans that were modified totaling $28.8 million under the CARES act at December 31, 2021. These customers were not considered past due as a result of their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency resumed where it left off upon entry into the program.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present loans on nonaccrual status by class of loan:

				December 31, 2022
	December 31, 2022			For the twelve months ended
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$31,488	$7,100	$5,649	$580
Commercial and industrial	15,239	283	—	148
Commercial construction	2,471	384	—	171
Business banking	9,641	4,490	933	228
Consumer real estate	7,294	6,526	—	257
Other consumer	158	269	—	1
Total	$66,291	$19,052	$6,582	$1,385
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

				December 31, 2021
	December 31, 2021			For the twelve months ended
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$101,070	$31,488	$28,046	$158
Commercial and industrial	16,985	15,239	5,707	74
Commercial construction	384	2,471	2,020	(28)
Business banking	17,122	9,641	1,696	427
Consumer real estate	11,117	7,294	—	496
Other consumer	96	158	—	1
Total	$146,774	$66,291	$37,469	$1,128
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

The following tables present collateral-dependent loans by class of loan:

	December 31, 2022
	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Other
Commercial real estate	$5,649	$—	$—
Commercial and industrial	—	626	—
Commercial construction	1,655	—	—
Business banking	260	1,112	154
Consumer real estate	561	—	—
Total	$8,125	$1,738	$154

	December 31, 2021
	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Other
Commercial real estate	$28,046	$—	$—
Commercial and industrial	259	4,905	10,473
Commercial construction	4,210	—	—
Business banking	910	1,636	—
Consumer real estate	1,031	—	—
Total	$34,456	$6,541	$10,473

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present activity in the ACL for the periods presented:

	Twelve Months Ended December 31, 2022
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$50,700	$19,727	$5,355	$11,338	$8,733	$2,723	$98,576
Provision for credit losses on loans(1)	(9,064)	4,797	908	3,644	3,536	1,538	5,359
Charge-offs	(827)	(5,797)	—	(3,314)	(304)	(1,375)	(11,617)
Recoveries	619	6,983	1	879	140	400	9,022
Net (Charge-offs)/Recoveries	(208)	1,186	1	(2,435)	(164)	(975)	(2,595)
Balance at End of Period	$41,428	$25,710	$6,264	$12,547	$12,105	$3,286	$101,340
(1)Excludes the provision for credit losses for unfunded commitments.

	Twelve Months Ended December 31, 2021
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$65,656	$16,100	$7,239	$15,917	$10,014	$2,686	$117,612
Provision for credit losses on loans(1)	(2,569)	23,746	(1,842)	(3,159)	(1,020)	338	15,494
Charge-offs	(13,444)	(20,923)	(56)	(1,580)	(569)	(952)	(37,524)
Recoveries	1,057	804	14	160	308	651	2,994
Net (Charge-offs)/Recoveries	(12,387)	(20,119)	(42)	(1,420)	(261)	(301)	(34,530)
Balance at End of Period	$50,700	$19,727	$5,355	$11,338	$8,733	$2,723	$98,576
(1)Excludes the provision for credit losses for unfunded commitments.

The C&I portfolio included $4.0 million of loans originated under the PPP at December 31, 2022 compared to $88.3 million at December 31, 2021. The loans are 100 percent guaranteed by the SBA, therefore, we have not assigned any ACL to these loans at December 31, 2022.

NOTE 9. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES
We have 47 lease contracts, including 45 operating leases and two finance leases at December 31, 2022. These leases are for our branch, loan production and support services facilities. Included in the lease expense for premises are leases with one S&T director, which totaled approximately $0.2 million for each of the three years 2022, 2021 and 2020. No new lease agreements were entered into in 2022.
The following table presents our lease expense for finance and operating leases for the years ended December 31:

(dollars in thousands)	2022	2021	2020
Operating lease expense	$5,169	$5,135	$5,711
Amortization of ROU assets - finance leases	179	224	224
Interest on lease liabilities - finance leases	65	74	84
Total Lease Expense	$5,413	$5,433	$6,019
(1) Included in occupancy expense in our Consolidated Statements of Net Income. (2) Included in borrowings interest expense in our Consolidated Statements of Net Income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our ROU assets, weighted average term and the discount rates for finance and operating leases as of December 31:

(dollars in thousands)	2022	2021
Operating Leases
ROU assets	$43,089	$44,067
Operating cash flows	$6,826	$6,570
Finance Leases
ROU assets	$876	$1,055
Operating cash flows	$65	$74
Financing cash flows	$160	$194
Weighted Average Lease Term - Years
Operating leases	17.9	18.9
Finance leases	12.7	12.4
Weighted Average Discount Rate
Operating leases	5.83%	5.82%
Finance leases	6.01%	5.91%
The following table presents the maturity analysis of lease liabilities for finance and operating leases as of December 31, 2022:

(dollars in thousands)
Maturity Analysis	Finance	Operating	Total
2023	$129	$4,924	$5,053
2024	130	4,831	4,961
2025	132	4,891	5,023
2026	133	4,781	4,914
2027	134	4,539	4,673
Thereafter	877	59,960	60,837
Total	1,535	83,926	85,461
Less: Present value discount	(496)	(34,229)	(34,725)
Lease Liabilities	$1,039	$49,697	$50,736

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. PREMISES AND EQUIPMENT
The following table is a summary of premises and equipment as of the dates presented:

	December 31,
(dollars in thousands)	2022	2021
Land	$8,651	$8,651
Premises	61,904	62,313
Furniture and equipment	48,941	46,799
Leasehold improvements	12,083	12,205
	131,579	129,968
Accumulated depreciation	(82,294)	(77,336)
Total	$49,285	$52,632
Depreciation expense related to premises and equipment was $6.4 million in 2022, $6.6 million in 2021 and $6.7 million in 2020.
NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents goodwill as of the dates presented:

	December 31,
(dollars in thousands)	2022	2021
Balance at beginning of year	$373,424	$373,424
Additions	—	—
Balance at End of Year	$373,424	$373,424

Goodwill is reviewed for impairment annually or more frequently if it is determined that a triggering event has occurred. Based upon our qualitative assessment performed for our annual impairment analysis as of October 1, 2022, we concluded that goodwill was not impaired. No events or circumstances since the October 1, 2022 annual impairment test were noted that would indicate goodwill was impaired at December 31, 2022.
The following table presents a summary of intangible assets as of the dates presented:

	December 31,
(dollars in thousands)	2022	2021
Gross carrying amount at beginning of year	$31,340	$31,340
Additions	—	—
Accumulated amortization	(25,962)	(24,445)
Balance at End of Year	$5,378	$6,895

Intangible assets of $5.4 million at December 31, 2022 relate to core deposit and wealth management customer relationships resulting from acquisitions. We determined the amount of identifiable intangible assets for our core deposits based upon an independent valuation. Other intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. There were no triggering events in 2022 requiring an impairment analysis to be completed.
Amortization expense on finite-lived intangible assets totaled $1.5 million, $1.8 million and $2.5 million for 2022, 2021 and 2020.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the expected amortization expense for finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2022 and thereafter:

(dollars in thousands)	Amount
2023	$1,319
2024	$1,151
2025	$820
2026	$671
2027	$562
Thereafter	$855
Total	$5,378
NOTE 12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table indicates the amounts representing the value of derivative assets and derivative liabilities for the dates presented:

	Derivative Assets (Included in Other Assets)				Derivative Liabilities (Included in Other Liabilities)
	December 31, 2022		December 31, 2021		December 31, 2022		December 31, 2021
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts - cash flow hedge	$—	$—	$—	$—	$500,000	$21,368	$—	$—
Total Derivatives Designated as Hedging Instruments	$—	$—	$—	$—	$500,000	$21,368	$—	$—

Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	$976,707	$83,449	$1,017,178	$33,528	$976,707	$83,449	$1,017,178	$33,631
Interest rate lock commitments - mortgage loans	126	5	12,148	401	—	—	—	—
Forward sales contracts - mortgage loans	130	2	8,436	4	—	—	—	—
Total Derivatives Not Designated as Hedging Instruments	$976,963	$83,456	$1,037,762	$33,933	$976,707	$83,449	$1,017,178	$33,631

Total Derivatives	$976,963	$83,456	$1,037,762	$33,933	$1,476,707	$104,817	$1,017,178	$33,631

The following table indicates the gross amounts of interest rate swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Gross amounts recognized	$83,449	$33,528	$104,817	$33,631
Gross amounts offset	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	83,449	33,528	104,817	33,631
Netting adjustments (1)	(15,196)	—	(15,196)	—
Cash collateral (2)	(65,065)	—	(6,307)	(33,631)
Net Amount	$3,188	$33,528	$83,314	$—
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of the cash flow hedges on OCI and on the Consolidated Statements of Comprehensive Income for the twelve month periods presented:

	Amount of Loss Recognized in Other Comprehensive Income (Loss)		Amount of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Income
(dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedge	$(16,806)	$—	$(72)	$—
Total	$(16,806)	$—	$(72)	$—

Amounts reported in OCI related to derivatives that are designated as hedging instruments are reclassified to interest income as interest payments are received on variable rate assets. During the next twelve months, we estimate that an additional $11.0 million will be reclassified as a decrease to interest income.
The following table indicates the gain or (loss) recognized in income on derivatives not designated as hedging instruments for the years ended December 31:

(dollars in thousands)	2022	2021	2020
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$103	$610	$(746)
Interest rate lock commitments—mortgage loans	(396)	(2,499)	1,715
Forward sale contracts—mortgage loans	(2)	389	478
Total Derivatives (Loss) Gain	$(295)	$(1,500)	$1,447
NOTE 13. MORTGAGE SERVICING RIGHTS
For the years ended December 31, 2022, 2021 and 2020, the 1-4 family mortgage loans that were sold to Fannie Mae amounted to $28.6 million, $287.9 million and $345.1 million. At December 31, 2022, 2021 and 2020 our servicing portfolio totaled $772.9 million, $841.7 million and $718.2 million.
The following table indicates MSRs and the net carrying values:

(dollars in thousands)	Servicing Rights	Valuation Allowance	Net Carrying Value
Balance at December 31, 2020	$6,620	$(1,631)	$4,989
Additions	2,974	—	2,974
Amortization	(1,707)	—	(1,707)
Temporary recapture	—	1,421	1,421
Balance at December 31, 2021	$7,887	$(210)	$7,677
Additions	358	—	358
Amortization	(1,098)	—	(1,098)
Temporary recapture	—	210	210
Balance at December 31, 2022	$7,147	$—	$7,147

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
Our total investment in qualified affordable housing projects was $23.6 million at December 31, 2022 and $12.6 million at December 31, 2021. Amortization expense, included in other noninterest expense in the Consolidated Statements of Net Income was $1.4 million, $1.2 million and $3.2 million for the twelve months ended December 31, 2022, 2021 and 2020. The amortization expense was offset by tax credits of $1.2 million, $2.0 million and $2.2 million for the twelve months ended

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 as a reduction to our federal tax provision.
In 2022, we entered into three new qualified affordable housing projects and committed to a total investment of $20.1 million for these new projects. As of December 31, 2022, $4.4 million of funds were invested into these new projects. No amortization expense or tax credits will be recognized for these new projects until complete.
NOTE 15. DEPOSITS
The following table presents the composition of deposits at December 31 and interest expense for the years ended December 31:

	2022		2021		2020
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$2,588,692	$—	$2,748,586	$—	$2,261,994	$—
Interest-bearing demand	846,653	1,025	979,133	809	864,510	2,681
Money market	1,731,521	11,948	2,070,579	3,652	1,937,063	11,645
Savings	1,118,511	1,121	1,110,155	366	969,508	972
Certificates of deposit	934,593	5,813	1,088,071	5,930	1,387,463	20,688
Total	$7,219,970	$19,907	$7,996,524	$10,757	$7,420,538	$35,986
The aggregate of all certificates of deposits over $250,000, including brokered CDs, were $219.2 million and $243.4 million at December 31, 2022 and 2021.
The following table indicates the scheduled maturities of certificates of deposit at December 31, 2022:

(dollars in thousands)	Amount
2023	$733,285
2024	124,661
2025	36,682
2026	23,543
2027	15,168
Thereafter	1,254
Total	$934,593
NOTE 16. SHORT-TERM BORROWINGS
Short-term borrowings are for terms under or equal to one year and at December 31, 2022 are comprised of FHLB advances. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans. During 2022, we discontinued our REPO product. All REPOs were overnight short-term investments not insured by the Federal Deposit Insurance Corporation, or FDIC. During 2021, securities pledged as collateral under these REPO financing arrangements could not be sold or repledged by the secured party and, therefore, the REPOs were accounted for as secured borrowings. Mortgage-backed securities with amortized cost of $86.3 million and carrying value of $88.4 million at December 31, 2021 were pledged as collateral for these secured transactions. The pledged securities were held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral was low. Collateral pledging requirements with REPOs were monitored daily.
The following table presents the composition of short-term borrowings, the weighted average interest rate as of December 31 and interest expense for the years ended December 31:

	2022			2021			2020
(dollars in thousands)	Balance	Weighted Average Interest Rate	Interest Expense	Balance	Weighted Average Interest Rate	Interest Expense	Balance	Weighted Average Interest Rate	Interest Expense
REPOs	$—	—%	$36	$84,491	0.10%	$79	$65,163	0.25%	$169
FHLB advances	370,000	4.49%	1,649	—	—%	12	75,000	0.19%	1,434
Total Short-term Borrowings	$370,000	4.49%	$1,685	$84,491	0.10%	$91	$140,163	0.22%	$1,603

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. LONG-TERM BORROWINGS AND SUBORDINATED DEBT
Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances, finance leases and junior subordinated debt securities. Our long-term borrowings were $14.7 million as of December 31, 2022 and $22.4 million as of December 31, 2021. Long-term FHLB advances are secured by the same loans as short-term FHLB advances. Total loans pledged as collateral at the FHLB were $4.2 billion at December 31, 2022. We were eligible to borrow up to an additional $2.4 billion based on qualifying collateral and up to a maximum borrowing capacity of $2.9 billion at December 31, 2022.
The following table represents the balance of long-term borrowings, the weighted average interest rate as of December 31 and interest expense for the years ended December 31:

(dollars in thousand)	2022	2021	2020
Long-term borrowings	$14,741	$22,430	$23,681
Weighted average interest rate	2.61%	1.94%	2.03%
Interest expense	$411	$458	$1,201
Scheduled annual maturities and average interest rates for all of our long-term debt for each of the five years subsequent to December 31, 2022 and thereafter are as follows:

(dollars in thousands)	Balance	Average Rate
2023	$464	5.74%
2024	13,380	2.27%
2025	81	5.98%
2026	87	6.00%
2027	93	6.02%
Thereafter	636	5.91%
Total	$14,741	2.61%
Junior Subordinated Debt Securities
The following table represents the composition of junior subordinated debt securities at December 31 and the interest expense for the years ended December 31:

	2022		2021		2020
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Junior subordinated debt	$25,000	$850	$25,000	$756	$34,750	$1,007
Junior subordinated debt—trust preferred securities	29,453	1,545	29,393	1,087	29,333	1,279
Total	$54,453	$2,395	$54,393	$1,843	$64,083	$2,286
The following table summarizes the key terms of our junior subordinated debt securities:

(dollars in thousands)	2001 Trust Preferred Securities	2005 Trust Preferred Securities	2006 Junior Subordinated Debt	2008 Trust Preferred Securities
Junior Subordinated Debt	$—	$—	$25,000	$—
Trust Preferred Securities	5,155	4,124	—	20,619
Stated Maturity Date	7/25/2031	5/23/2035	12/15/2036	3/15/2038
Optional redemption date at par	Any time after 7/25/2011	Any time after 5/23/2010	Any time after 9/15/2011	Any time after 3/15/2013
Regulatory Capital	Tier 1	Tier 1	Tier 2	Tier 1
Interest Rate	6 Month LIBOR plus 375 bps	3 Month LIBOR plus 177 bps	3 month LIBOR plus 160 bps	3 month LIBOR plus 350 bps
Interest Rate at December 31, 2022	7.09%	6.46%	6.37%	8.27%

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have completed three private placements of trust preferred securities to financial institutions. As a result, we own 100 percent of the common equity of STBA Capital Trust I, DNB Capital Trust I and DNB Capital Trust II, or the Trusts. The Trusts were formed to issue mandatorily redeemable capital securities to third-party investors. The proceeds from the sale of the securities and the issuance of the common equity by the Trusts were invested in junior subordinated debt securities issued by us. The third-party investors are considered the primary beneficiaries of the Trusts; therefore, the Trusts qualify as variable interest entities, but are not consolidated into our financial statements. The Trusts pay dividends on the securities at the same rate as the interest paid by us on the junior subordinated debt held by the Trusts. DNB Capital Trust I and DNB Capital Trust II were acquired with the DNB merger.
NOTE 18. COMMITMENTS AND CONTINGENCIES
Commitments
The following table sets forth our commitments and letters of credit as of the dates presented:

	December 31,
(dollars in thousands)	2022	2021
Commitments to extend credit	$2,713,586	$2,583,957
Standby letters of credit	64,356	87,335
Total	$2,777,942	$2,671,292
Allowance for Credit Losses on Unfunded Loan Commitments
We maintain an allowance for credit losses on unfunded commercial and consumer lending commitments and letters of credit to provide for the risk of loss in these arrangements.
The activity in the unfunded loan commitments reserve is summarized as of the dates presented:

	December 31,
(dollars in thousands)	2022	2021
Balance at beginning of period	$5,189	$4,467
Provision for credit losses	3,007	722
Total	$8,196	$5,189
Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payments. We have various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents as of December 31, 2022 significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due In
(dollars in thousands)	2023	2024-2025	2026-2027	Later Years	Total
Deposits without a stated maturity(1)	$6,285,377	$—	$—	$—	$6,285,377
Certificates of deposit(1)	733,285	161,343	38,711	1,254	934,593
Short-term borrowings(1)	370,000	—	—	—	370,000
Long-term borrowings(1)	464	13,461	180	636	14,741
Junior subordinated debt securities(1)	—	—	—	54,453	54,453
Operating and finance leases	5,053	9,984	9,587	60,837	85,461
Purchase obligations	32,555	62,656	53,190	—	148,401
Total	$7,426,734	$247,444	$101,668	$117,180	$7,893,026
(1)Excludes interest
Operating lease obligations represent lease arrangements as described in Note 10 Premises and Equipment, to the consolidated financial statements. Purchase obligations primarily represent obligations under agreement with our third-party data processing servicer, low income housing obligations and communications charges.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

		Years ended December 31,
(dollars in thousands)		2022	2021	2020
Revenue Streams (1)	Point of Revenue Recognition
Service charges on deposit accounts	Over a period of time	$1,703	$1,880	$1,797
	At a point in time	15,126	13,160	11,800
		$16,829	$15,040	$13,597

Debit and credit card	Over a period time	$1,709	$919	$738
	At a point in time	17,299	17,033	14,355
		$19,008	$17,952	$15,093

Wealth management	Over a period of time	$8,714	$9,187	$7,919
	At a point in time	4,003	3,702	2,038
		$12,717	$12,889	$9,957

Other fee revenue	At a point in time	$1,550	$1,900	$1,810
(1) Refer to Note 1 Summary of Significant Accounting Policies for the types of revenue streams that are included within each category.
NOTE 20. INCOME TAXES
The following table presents the composition of income tax expense (benefit) for the years ended December 31:

(dollars in thousands)	2022	2021	2020
Federal
Current	$35,514	$22,581	$4,256
Deferred	(2,801)	2,273	(4,273)
Total Federal	32,713	24,854	(17)
State
Current	828	361	145
Deferred	(131)	110	(129)
Total State	697	471	16
Total Federal and State	$33,410	$25,325	$(1)
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31:

	2022	2021	2020
Statutory tax rate	21.0%	21.0%	21.0%
Tax-exempt interest	(1.0)%	(1.3)%	(11.9)%
Low income housing tax credits	(0.7)%	(1.5)%	(11.1)%
Bank owned life insurance	(0.2)%	(0.3)%	(1.8)%
Other	0.7%	0.8%	3.8%
Effective Tax Rate	19.8%	18.7%	—%
The following table presents significant components of our temporary differences as of the dates presented:

	December 31,
(dollars in thousands)	2022	2021
Deferred Tax Assets:
Allowance for loan losses	$23,383	$22,083
Net unrealized holding losses on securities available-for-sale	21,843	—
Lease liabilities	10,767	10,876
State net operating loss carryforwards	5,924	5,565
Net unrealized losses on interest rate swaps	4,562	—
Cumulative adjustment to funded status of pension	4,029	3,922
Low income housing partnerships	3,098	3,270
Other employee benefits	3,070	3,433
Other	3,842	3,973
Deferred Tax Assets	80,518	53,122
Less: Valuation allowance	(5,924)	(5,565)
Total Deferred Tax Assets	74,594	47,557
Deferred Tax Liabilities:
Right-of-use lease assets	(9,385)	(9,603)
Deferred loan income	(6,113)	(6,697)
Prepaid pension	(4,084)	(4,566)
Purchase accounting adjustments	(1,853)	(1,954)
Depreciation on premises and equipment	(629)	(1,107)
Net unrealized holding gains on securities available-for-sale	—	(2,004)
Other	(922)	(1,466)
Total Deferred Tax liabilities	(22,986)	(27,397)
Net Deferred Tax Asset	$51,608	$20,160
We establish a valuation allowance when it is more likely than not that we will not be able to realize the benefit of the deferred tax assets. Except for Pennsylvania net operating losses, or NOLs, we have determined that no valuation allowance is needed for deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income. The valuation allowance is reviewed quarterly and adjusted based on management’s assessments of realizable deferred tax assets. Gross deferred tax assets were reduced by a valuation allowance of $5.9 million in 2022 compared to $5.6 million in 2021 related to Pennsylvania income tax NOLs. The Pennsylvania NOL carryforwards total $59.3 million and will expire in the years 2022-2042.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Tax Benefits
The following table reconciles the change in Federal and State gross unrecognized tax benefits, or UTB, for the years ended December 31:

(dollars in thousands)	2022	2021	2020
Balance at beginning of year	$1,331	$1,277	$1,051
Prior period tax positions	—	—	(18)
Current period tax positions	317	54	244
Balance at End of Year	$1,648	$1,331	$1,277
Amount That Would Impact the Effective Tax Rate if Recognized	$1,148	$1,069	$1,027
We classify interest and penalties as an element of tax expense. We monitor changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2022, no significant changes to UTB are projected; however, tax audit examinations are possible. As of December 31, 2022, all income tax returns filed for the tax years 2019 - 2021 remain subject to examination by the Internal Revenue Service and the New York State Department of Taxation and Finance.
NOTE 21. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in the components of Accumulated Other Comprehensive Income for the periods presented:

	Available-for-Sale Debt Securities	Interest Rate Swaps	Employee Benefit Plans	Total
Balance at December 31, 2019	$8,428	$—	$(20,098)	$(11,670)
Net Change	17,856	—	2,785	20,641
Balance at December 31, 2020	$26,284	$—	$(17,313)	$8,971
Net Change	(18,857)	—	2,796	(16,061)
Balance at December 31, 2021	$7,427	$—	$(14,517)	$(7,090)
Net Change	(87,890)	(16,806)	(339)	(105,035)
Balance at December 31, 2022	$(80,463)	$(16,806)	$(14,856)	$(112,125)
All amounts are net of tax.
NOTE 22. EMPLOYEE BENEFITS
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
Our qualified and nonqualified defined benefit plans, or Plans, were amended to freeze benefit accruals for all persons entitled to benefits under the Plans in 2016. We will continue recording pension expense related to these plans, primarily representing interest costs on the accumulated benefit obligation and amortization of actuarial losses accumulated in the Plans, as well as income from expected investment returns on pension assets. Since the Plans have been frozen, no service costs are included in net periodic pension expense.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity in the benefit obligation and Plan assets deriving the funded status:

(dollars in thousands)	2022	2021
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$104,097	$117,506
Interest cost	3,160	2,950
Actuarial gain	(23,020)	(2,136)
Benefits paid	(10,871)	(14,223)
Projected Benefit Obligation at End of Year	$73,366	$104,097
Change in Plan Assets
Fair value of plan assets at beginning of year	$107,525	$122,344
Actual loss on plan assets	(23,568)	(596)
Benefits paid	(10,871)	(14,223)
Fair Value of Plan Assets at End of Year	$73,086	$107,525
Funded Status	$(280)	$3,428
The following table sets forth the amounts recognized in accumulated OCI at December 31:

(dollars in thousands)	2022	2021
Net actuarial loss	19,409	18,029
Total (Before Tax Effects)	$19,409	$18,029
Below are the actuarial weighted average assumptions used in determining the benefit obligation:

	2022	2021
Discount rate	5.41%	2.80%
Rate of compensation increase(1)	—%	—%
(1)Rate of compensation increase is not applicable due to the plan amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans effective March 31, 2016.
The following table summarizes the components of net periodic pension cost and other changes in Plan assets and benefit obligations recognized in other comprehensive loss for the years ended December 31:

(dollars in thousands)	2022	2021	2020
Components of Net Periodic Pension Cost
Interest cost on projected benefit obligation	$3,160	$2,950	$3,456
Expected return on plan assets	(3,158)	(2,677)	(3,925)
Recognized net actuarial loss	1,229	1,051	1,419
Settlement charge	1,097	1,629	833
Net Periodic Pension Expense	$2,328	$2,953	$1,783
Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income (Loss)
Net actuarial loss/(gain)	$3,706	$1,137	$(1,282)
Recognized net actuarial loss	(1,229)	(1,051)	(1,419)
Settlement loss recognized	(1,097)	$(1,629)	(833)
Total Changes in Plan Assets and Benefit Obligation Before Tax Effects	$1,380	$(1,543)	$(3,534)
Total Recognized in Net Benefit Cost and Other Comprehensive Income/(Loss) (Before Tax Effects)	$3,708	$1,410	$(1,751)
The following table summarizes the actuarial weighted average assumptions used in determining net periodic pension cost:

	2022	2021	2020
Discount rate	2.80%	2.48%	3.25%
Rate of compensation increase(1)	—%	—%	—%
Expected return on assets	3.29%	2.42%	3.45%
(1)Rate of compensation increase is not applicable due to the plan amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans effective March 31, 2016.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation for the Plan was $73.4 million at December 31, 2022 and $104.1 million at December 31, 2021.
We consider many factors when setting the assumed rate of return on Plan assets. As a general guideline the assumed rate of return is equal to the weighted average of the expected returns for each asset category and is estimated based on historical returns as well as expected future returns. The weighted average discount rate is derived from corporate yield curves.
S&T Bank’s Retirement Plan Committee determines the investment policy for the Plan. In general, the targeted asset allocation is 5 percent to 15 percent equities and alternatives and 85 percent to 95 percent fixed income. A strategic allocation within each asset class is based on the Plan’s duration, time horizon, risk tolerances, performance expectations, and asset class preferences. Investment managers have discretion to invest in any equity or fixed-income asset class, subject to the securities guidelines of the Plan’s Investment Policy Statement. At this time, S&T Bank is not required to make a cash contribution to the Plan in 2023.
The following table provides information regarding estimated future benefit payments to be paid in each of the next five years and in the aggregate for the five years thereafter:

(dollars in thousands)	Amount

2023	$6,285
2024	6,071
2025	5,973
2026	5,861
2027	5,858
2028 - 2032	28,021

We maintain a Thrift Plan, a qualified defined contribution plan, in which substantially all employees are eligible to participate. We make matching contributions to the Thrift Plan up to 3.5 percent of participants’ eligible compensation and may make additional profit-sharing contributions as provided by the Thrift Plan. Expense related to these contributions amounted to $2.5 million in 2022 and $2.4 million in 2021 and 2020.
Fair Value Measurements
The following tables present our Plan assets measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2022 and 2021. During the years ended December 31, 2022 and 2021 there were no transfers between Level 1 and Level 2 for items of a recurring basis. There were no purchases or transfers of Level 3 plan assets in 2022 or 2021.

	December 31, 2022
	Fair Value Asset Classes(1)
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(2)	$939	$—	$—	$939
Fixed income(3)	64,878	—	—	64,878
Equities:
Equity index mutual funds—international(4)	2,231	—	—	2,231
Domestic individual equities(5)	5,038	—	—	5,038
Total Assets at Fair Value	$73,086	$—	$—	$73,086
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
Restricted Stock
We periodically issue restricted stock to employees and directors pursuant to our 2021 and 2014 Stock Plans. Restricted stock awards are part of the compensation arrangements approved by the Compensation and Benefits Committee. Restricted shares granted under the plans consist of both time and performance-based awards. The awards are granted in accordance with performance levels set by the Compensation and Benefits Committee. During 2022 and 2021, we granted 181,392 and 30,959 restricted stock awards of common stock under the 2021 Stock Plan. During 2022, we did not grant any shares under the 2014 stock plan. In 2021 and 2020, we granted, 99,711 and 230,703 restricted shares of common stock under the 2014 Stock Plan.
The following table provides information about restricted stock awards granted under the plans for the periods presented:

		December 31,
	Vesting Period	2022	2021	2020
2021 Stock Plan
Directors	One year	16,488	14,650	—
Chief Executive Officer	One year	—	8,309	—
Other Awards	Three years	164,904	8,000	—
2014 Stock Plan
Directors	One year	—	—	23,153
Other Awards	Three years	—	99,711	207,550
Total Restricted Stock Grants		181,392	130,670	230,703
Common stock is issued as vesting restrictions lapse, which varies according to the terms of the vesting schedules in the award agreements. Restricted stock grants are forfeited if a grantee leaves S&T before the end of the vesting period except where accelerated vesting provisions are defined with the award agreements.
During 2022, 2021 and 2020, we recognized compensation expense of $3.2 million, $2.4 million and $0.7 million and realized a tax benefit of $0.7 million, $0.5 million and $0.2 million related to restricted stock grants.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The following table provides information about restricted stock granted under the Plans for the years ended December 31:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	276,680	$24.54
Granted	130,670	33.17
Vested	71,152	27.66
Forfeited	57,810	34.93
Non-vested at December 31, 2021	278,388	$25.64
Granted	181,392	29.51
Vested	87,513	28.17
Forfeited	80,122	31.91
Non-vested at December 31, 2022	292,145	$25.56
As of December 31, 2022, there was $4.1 million of total unrecognized compensation cost related to restricted stock that will be recognized as compensation expense over a weighted average period of 1.93 years.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24. PARENT COMPANY CONDENSED FINANCIAL INFORMATION
The following condensed financial statements summarize the financial position of S&T Bancorp, Inc. as of December 31, 2022 and 2021 and the results of its operations and cash flows for each of the three years ended December 31, 2022, 2021 and 2020.
BALANCE SHEETS

	December 31,
(dollars in thousands)	2022	2021
ASSETS
Cash	$13,817	$10,769
Investments in:
Bank subsidiary	1,184,327	1,209,796
Non-bank subsidiaries	4,662	5,684
Other assets	11,819	9,993
Total Assets	$1,214,625	$1,236,242
LIABILITIES
Long-term debt	$29,713	$29,521
Other liabilities	253	267
Total Liabilities	29,966	29,788
Total Shareholders’ Equity	1,184,659	1,206,454
Total Liabilities and Shareholders’ Equity	$1,214,625	$1,236,242
STATEMENTS OF NET INCOME

	Years ended December 31,
(dollars in thousands)	2022	2021	2020
Dividends from subsidiaries	$61,426	$62,333	$59,315
Investment income	—	—	—
Total Income	61,426	62,333	59,315
Interest expense on long-term debt	1,545	1,400	1,696
Other expenses	4,112	3,947	4,464
Total Expense	5,657	5,347	6,160
Income before income tax and undistributed net income of subsidiaries	55,769	56,986	53,155
Income tax benefit	(1,208)	(1,140)	(1,315)
Income before undistributed net income of subsidiaries	56,977	58,126	54,470
Equity in undistributed net income (distribution in excess of net income) of:
Bank subsidiary	79,566	57,025	(27,529)
Non-bank subsidiaries	(1,023)	(4,808)	(5,901)
Net Income	$135,520	$110,343	$21,040

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

	Years ended December 31,
(dollars in thousands)	2022	2021	2020
OPERATING ACTIVITIES
Net Income	$135,520	$110,343	$21,040
Equity in undistributed (earnings) losses of subsidiaries	(78,543)	(52,217)	33,430
Other	1,468	761	1,708
Net Cash Provided by Operating Activities	58,445	58,887	56,178
FINANCING ACTIVITIES
Repayment of long term debt	—	(9,750)	—
Sale of treasury shares, net	(808)	(629)	(594)
Purchase of treasury shares	(7,637)	—	(12,559)
Cash dividends paid to common shareholders	(46,952)	(44,324)	(43,949)
Net Cash Used in Financing Activities	(55,397)	(54,703)	(57,102)
Net increase (decrease) in cash	3,048	4,184	(924)
Cash at beginning of year	10,769	6,585	7,509
Cash at End of Year	$13,817	$10,769	$6,585

NOTE 25. REGULATORY MATTERS
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
The most recent notifications from the Federal Reserve and the FDIC categorized S&T and S&T Bank as well capitalized under the regulatory framework for corrective action. There have been no conditions or events that we believe have changed S&T's or S&T Bank’s status during 2022 and 2021.
Common equity tier 1 capital includes common stock and related surplus plus retained earnings, less goodwill and intangible assets subject to a limitation and certain deferred tax assets subject to a limitation. In addition, we made a one-time permanent election to exclude accumulated OCI from capital. For regulatory purposes, trust preferred securities totaling $29.0 million, issued by an unconsolidated trust subsidiary of S&T underlying junior subordinated debt, are included in Tier 1 capital for S&T. Total capital consists of Tier 1 capital plus junior subordinated debt and the ACL subject to limitation. We currently have $25.0 million in junior subordinated debt which is included in Tier 2 capital for S&T in accordance with current regulatory reporting requirements.
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2022 and 2021, we met all capital adequacy requirements to which we are subject.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes risk-based capital amounts and ratios for S&T and S&T Bank:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Leverage Ratio
S&T	$967,708	11.06%	$349,914	4.00%	$437,392	5.00%
S&T Bank	938,377	10.73%	349,746	4.00%	437,182	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	938,708	12.81%	329,701	4.50%	476,235	6.50%
S&T Bank	938,377	12.81%	329,565	4.50%	476,038	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	967,708	13.21%	439,602	6.00%	586,135	8.00%
S&T Bank	938,377	12.81%	439,420	6.00%	585,893	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	1,078,897	14.73%	586,135	8.00%	732,669	10.00%
S&T Bank	1,049,566	14.33%	585,893	8.00%	732,367	10.00%
As of December 31, 2021
Leverage Ratio
S&T	$889,785	9.74%	$365,535	4.00%	$456,918	5.00%
S&T Bank	864,127	9.46%	365,544	4.00%	456,930	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	860,785	12.03%	322,109	4.50%	465,268	6.50%
S&T Bank	864,127	12.09%	321,711	4.50%	464,694	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	889,785	12.43%	429,479	6.00%	572,638	8.00%
S&T Bank	864,127	12.09%	428,948	6.00%	571,931	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	987,420	13.79%	572,638	8.00%	715,798	10.00%
S&T Bank	961,762	13.45%	571,931	8.00%	714,913	10.00%

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26. SHARE REPURCHASE PLAN
On January 25, 2023, our Board of Directors authorized an extension of its $50 million share repurchase plan, which was set to expire March 31, 2023. This authorization extended the expiration date of the repurchase plan through March 31, 2024. The plan permits S&T to repurchase shares up to the previously authorized $50 million in aggregate value of S&T's common stock through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and S&T's financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds. Any share repurchases will not begin until permissible under applicable laws.
The following table presents repurchase activity for the periods presented:

	Twelve Months Ended December 31,
(in thousands, except share and per share data)	2022	2021
Value of shares authorized to repurchase	$50,000	$50,000
Remaining plan capacity at the beginning of the period	$37,442	$37,442
Total shares repurchased	268,503	—
Average share price for the period	$28.44	$—
Total cost of repurchases	$7,637	$—
Remaining plan capacity at the end of the period	$29,805	$37,442

S&T BANCORP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&T Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of S&T Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of net income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

S&T BANCORP, INC. AND SUBSIDIARIES

Allowance for Credit Losses (ACL)

Description of the Matter
At December 31, 2022, the Company’s gross portfolio of loans was $7.2 billion with an associated ACL of $101.3 million. As discussed in Notes 1 and 8 to the consolidated financial statements, the ACL is an estimate of expected credit losses, measured over the contractual life of a loan, that considers historical loss experience, current conditions and forecasts of future economic conditions. The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and an individual assessment of loans that do not share risk characteristics with other loans to determine if a specific reserve is appropriate.

The ACL for homogeneous loans is calculated using a life-time loss rate methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. Management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Judgment was required by management to determine the segment specific risk and the reasonable and supportable forecast, which are both part of the qualitative allowance.

Auditing the ACL involves a high degree of subjectivity due to the segment specific risk and the reasonable and supportable forecast, which are both part of the qualitative allowance. Management’s identification and measurement of the segment specific risk and the reasonable and supportable forecast are highly judgmental and could have a significant effect on the ACL.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the ACL process, which include, among others, management’s review and approval controls designed to assess the need for and level of the segment specific risk and the reasonable and supportable forecast, which are both part of the qualitative allowance and the reliability of the data utilized to support management’s assessment.

To test the segment specific risk and reasonable and supportable forecast, which are both part of the qualitative allowance, we evaluated the appropriateness of management’s methodology and assessed the basis for the adjustments and whether all relevant risks were reflected in the ACL. Regarding the measurement of the segment specific risk and the reasonable and supportable forecast, which are both part of the qualitative allowance, we evaluated the completeness, accuracy and relevance of the underlying internal and external data utilized in management’s estimate and considered the existence of additional or contrary information. We evaluated the overall ACL, inclusive of the qualitative adjustments, and whether the amount appropriately reflects a reasonable estimate of lifetime losses by comparing the overall ACL to historical losses and ACL reserves established by peer banking institutions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Pittsburgh, Pennsylvania
February 24, 2023

S&T BANCORP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&T Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited S&T Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, S&T Bancorp, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of net income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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
February 24, 2023

S&T BANCORP, INC. AND SUBSIDIARIES

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None
Item 9A. CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of December 31, 2022. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed S&T’s system of internal control over financial reporting as of December 31, 2022, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concludes that, as of December 31, 2022, S&T’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).”
Management assessed the effectiveness of S&T's internal control over financial reporting as of December 31, 2022, in relation to criteria for effective internal control over financial reporting as described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of December 31, 2022, S&T's internal controls over financial reporting were effective. Our independent registered public accounting firm, has issued a report on the effectiveness of S&T’s internal control over financial reporting as of December 31, 2022, which is included herein.
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

S&T BANCORP, INC. AND SUBSIDIARIES

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Part III, Item 10 of Form 10-K is incorporated herein from the sections entitled “Beneficial Ownership of S&T Common Stock by Directors and Officers - Delinquent Section 16(a) Reports,” “Proposal 1 - Election of Directors,” “Executive Officers of the Registrant,” “Corporate Governance - Audit Committee,” “Corporate Governance - Director Qualifications and Nominations: Board Diversity” and “Corporate Governance - Code of Conduct and Ethics” in our proxy statement to be filed for the 2023 annual meeting of shareholders.
Item 11. EXECUTIVE COMPENSATION
The information required by Part III, Item 11 of Form 10-K is incorporated herein from the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Corporate Governance - Compensation Committee Interlocks and Insider Participation,” “Corporate Governance - The S&T Board’s Role in Risk Oversight” and “Compensation and Benefits Committee Report” in our proxy statement to be filed for the 2023 annual meeting of shareholders.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by Part III, Item 12 of Form 10-K is incorporated herein from the sections entitled “Beneficial Owners of S&T Common Stock” and “Beneficial Ownership of S&T Common Stock by Directors and Officers” in our proxy statement to be filed for the 2023 annual meeting of shareholders.
Equity Compensation Plan Information
The following table provides information as of December 31, 2022 related to the equity compensation plans in effect at that time.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	116,659	(2)		961,242
Equity compensation plans not approved by shareholders	—		—	—
Total	116,659		$—	961,242
(1)Awards granted under the 2014 and 2021 Incentive Stock Plan.
(2) Represents performance shares that can be earned with no associated exercise price.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Part III, Item 13 of Form 10-K is incorporated herein from the sections entitled “Related Person Transactions” and “Corporate Governance - Director Independence” in our proxy statement to be filed for the 2023 annual meeting of shareholders.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Part III, Item 14 of Form 10-K is incorporated herein from the section entitled “Proposal 2: Ratification of the Selection of Independent Registered Public Accounting Firm for Fiscal Year 2023” in our proxy statement to be filed for the 2023 annual meeting of shareholders.

S&T BANCORP, INC. AND SUBSIDIARIES

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

S&T BANCORP, INC. AND SUBSIDIARIES

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

3.2	Amended and Restated By-laws of S&T Bancorp, Inc. Filed as Exhibit 3.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on December 21, 2022, and incorporated herein by reference.

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

S&T BANCORP, INC. AND SUBSIDIARIES

(b) Exhibits
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

10.16
Severance and General Release Agreement, by and between Ernest J. Draganza and S&T Bancorp, Inc. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on June 3, 2021, and incorporated herein by reference.*

10.17
Employment Agreement, dated July 12, 2021, by and between S&T Bancorp, Inc. and Christopher J. McComish. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on July 12, 2021, and incorporated herein by reference.*

10.18
Employment Agreement, dated July 12, 2021, by and between S&T Bancorp, Inc. and David G. Antolik Filed as Exhibit 10.2 to S&T Bancorp, Inc. Current Report on Form 8-K filed on July 12, 2021, and incorporated herein by reference.*

10.19
Severance Agreement dated June 7, 2022 by and between George Basara and S&T Bancorp, Inc. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on June 10, 2022, and incorporated herein by reference.*

10.20
Form of Restricted Stock Unit Award Agreement - LTIP. Filed as Exhibit 10.2 to S&T Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on August 3, 2022, and incorporated herein by reference.*

10.21
Form of Restricted Stock Unit Award Agreement - Non-LTIP. Filed as Exhibit 10.3 to S&T Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on August 3, 2022, and incorporated herein by reference.*

10.23
Form of Restricted Stock Unit Award Agreement - Directors. Filed as Exhibit 10.4 to S&T Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on August 3, 2022, and incorporated herein by reference.*

10.24
Severance and General Release Agreement, dated October 12, 2022, by and between Charles Carroll and S&T Bancorp, Inc., S&T Bank and any of their subsidiaries or affiliated businesses. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K/A filed on October 17, 2022, and incorporated herein by reference.*

10.25	S&T Bancorp, Inc. Deferred Compensation Plan. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on October 21, 2022, and incorporated herein by reference.*

10.26
Confidentiality, Trade Secrets, Non-Solicitation and Severance Agreement, dated October 21, 2020, between Mr. Carroll and S&T Bancorp, Inc. S&T Bank, and their subsidiaries and affiliated companies. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on September 29, 2022, and incorporated herein by reference.*

21	Subsidiaries of the Registrant.

S&T BANCORP, INC. AND SUBSIDIARIES

(b) Exhibits
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)
*Management Contract or Compensatory Plan or Arrangement

S&T BANCORP, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&T BANCORP, INC. (Registrant)
/s/ Christopher J. McComish	2/24/2023
Christopher J. McComish, Chief Executive Officer (Principal Executive Officer)	Date

/s/ Mark Kochvar	2/24/2023
Mark Kochvar Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christopher J. McComish	Chief Executive Officer (Principal Executive Officer)	2/24/2023
Christopher J. McComish

/s/ Mark Kochvar	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2/24/2023
Mark Kochvar

/s/ Melanie Lazzari	Executive Vice President, Controller	2/24/2023
Melanie Lazzari

/s/ David G. Antolik	President and Director	2/24/2023
David G. Antolik

/s/ Christine J. Toretti	Chair of the Board and Director	2/24/2023
Christine J. Toretti

/s/ Lewis W. Adkins, Jr	Director	2/24/2023
Lewis W. Adkins, Jr.

/s/ Peter R. Barsz	Director	2/24/2023

S&T BANCORP, INC. AND SUBSIDIARIES

SIGNATURE	TITLE	DATE
Peter R. Barsz

/s/ Christina A. Cassotis	Director	2/24/2023
Christina A. Cassotis

/s/ Michael J. Donnelly	Director	2/24/2023
Michael J. Donnelly

/s/ Jeffrey D. Grube	Director	2/24/2023
Jeffrey D. Grube

/s/ William J. Hieb	Director	2/24/2023
William J. Hieb

/s/ Frank J. Palermo, Jr.	Director	2/24/2023
Frank J. Palermo, Jr.

/s/ Steven J. Weingarten	Director	2/24/2023
Steven J. Weingarten