Form 10-Q
period 2023-03-31
S&T BANCORP INC
filed 2023-05-05
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Common Stock, $2.50 Par Value - 38,967,075 shares as of April 28, 2023

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $151,209 and $138,149 at March 31, 2023 and December 31, 2022	$244,152	$210,009
Securities, at fair value	998,708	1,002,778
Loans held for sale	81	16
Portfolio loans, net of unearned income	7,251,064	7,183,969
Allowance for credit losses	(108,113)	(101,340)
Portfolio loans, net	7,142,951	7,082,629
Bank owned life insurance	85,476	85,185
Premises and equipment, net	49,126	49,285
Federal Home Loan Bank and other restricted stock, at cost	30,262	23,035
Goodwill	373,424	373,424
Other intangible assets, net	5,039	5,378
Other assets	264,223	278,828
Total Assets	$9,193,442	$9,110,567
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,468,638	$2,588,692
Interest-bearing demand	841,130	846,653
Money market	1,599,814	1,731,521
Savings	1,068,274	1,118,511
Certificates of deposit	1,175,238	934,593
Total Deposits	7,153,094	7,219,970
Short-term borrowings	495,000	370,000
Long-term borrowings	14,628	14,741
Junior subordinated debt securities	54,468	54,453
Other liabilities	248,457	266,744
Total Liabilities	7,965,647	7,925,908
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at March 31, 2023 and December 31, 2022 Outstanding—38,998,156 shares at March 31, 2023 and 38,999,733 shares at December 31, 2022	103,623	103,623
Additional paid-in capital	407,113	406,283
Retained earnings	890,840	863,948
Accumulated other comprehensive loss	(96,658)	(112,125)
Treasury stock — 2,451,288 shares at March 31, 2023 and 2,449,711 shares at December 31, 2022, at cost	(77,123)	(77,070)
Total Shareholders’ Equity	1,227,795	1,184,659
Total Liabilities and Shareholders’ Equity	$9,193,442	$9,110,567
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2023	2022
INTEREST AND DIVIDEND INCOME
Loans, including fees	$102,724	$64,593
Investment Securities:
Taxable	7,457	4,936
Tax-exempt	214	482
Dividends	508	98
Total Interest and Dividend Income	110,903	70,109
INTEREST EXPENSE
Deposits	14,903	1,853
Borrowings, junior subordinated debt securities and other	7,209	523
Total Interest Expense	22,112	2,376
NET INTEREST INCOME	88,791	67,733
Provision for credit losses	922	(512)
Net Interest Income After Provision for Credit Losses	87,869	68,245
NONINTEREST INCOME
Debit and credit card	4,373	5,063
Service charges on deposit accounts	4,076	3,974
Wealth management	2,948	3,242
Mortgage banking	301	1,015
Other	1,492	1,932
Total Noninterest Income	13,190	15,226
NONINTEREST EXPENSE
Salaries and employee benefits	27,601	23,712
Data processing and information technology	4,258	4,435
Occupancy	3,835	3,882
Furniture, equipment and software	2,861	2,777
Marketing	1,853	1,361
Professional services and legal	1,821	1,949
Other taxes	1,790	1,537
FDIC insurance	1,012	937
Other	6,668	6,824
Total Noninterest Expense	51,699	47,414
Income Before Taxes	49,360	36,057
Income tax expense	9,561	6,914
Net Income	$39,799	$29,143
Earnings per share—basic	$1.02	$0.74
Earnings per share—diluted	$1.02	$0.74
Dividends declared per share	$0.32	$0.29
Comprehensive Income (Loss)	$55,266	$(10,810)
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended March 31, 2022
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2022	$103,623	$403,095	$773,659	$(7,090)	$(66,833)	$1,206,454
Net income for the three months ended March 31, 2022	—	—	29,143	—	—	29,143
Other comprehensive loss, net of tax	—	—	—	(39,953)	—	(39,953)
Cash dividends declared ($0.29 per share)	—	—	(11,384)	—	—	(11,384)
Treasury stock issued for restricted stock awards (4,250 shares)		—	(135)	—	135	—
Forfeitures of restricted stock awards (3,756 shares)	—	—	62	—	(118)	(56)
Recognition of restricted stock compensation expense	—	746	—	—	—	746
Balance at March 31, 2022	$103,623	$403,841	$791,345	$(47,043)	$(66,816)	$1,184,950
See Notes to Consolidated Financial Statements

	Three months ended March 31, 2023
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2023	$103,623	$406,283	$863,948	$(112,125)	$(77,070)	$1,184,659
Net Income for the three months ended March 31, 2023	—	—	39,799	—	—	39,799
Other comprehensive income, net of tax	—	—	—	15,467	—	15,467
Impact of adoption of ASU 2022-02	—	—	(447)	—	—	(447)
Cash dividends declared ($0.32 per share)	—	—	(12,494)	—	—	(12,494)
Forfeitures of restricted stock awards (1,577 shares)	—	—	34	—	(53)	(19)
Recognition of restricted stock compensation expense	—	830	—	—	—	830
Balance at March 31, 2023	$103,623	$407,113	$890,840	$(96,658)	$(77,123)	$1,227,795
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(dollars in thousands)	2023	2022
Net Cash Provided by Operating Activities	$41,904	$86,596
INVESTING ACTIVITIES
Purchases of securities	(11,226)	(211,265)
Proceeds from maturities, prepayments and calls of securities	28,140	44,025
Proceeds from redemption of Federal Home Loan Bank stock	15,174	5,818
Purchases of Federal Home Loan Bank stock	(22,401)	(5,648)
Net (increase) decrease in loans	(63,646)	38,449
Proceeds from sale of portfolio loans	1,947	—
Proceeds from sale of other real estate owned	—	6,285
Purchases of premises and equipment	(1,439)	(660)
Proceeds from the sale of premises and equipment	57	56
Net Cash Used in Investing Activities	(53,394)	(122,940)
FINANCING ACTIVITIES
Net (decrease) increase in core deposits	(307,521)	13,419
Net increase (decrease) in certificates of deposit	240,664	(49,465)
Net increase (decrease) in short-term borrowings	125,000	(14,379)
Repayments on long-term borrowings	(113)	(259)
Repurchase of shares for taxes on restricted stock	(19)	(56)
Cash dividends paid to common shareholders	(12,378)	(11,374)
Net Cash Provided by (Used in) Financing Activities	45,633	(62,114)
Net increase (decrease) in cash and cash equivalents	34,143	(98,458)
Cash and cash equivalents at beginning of period	210,009	922,215
Cash and Cash Equivalents at End of Period	$244,152	$823,757

Supplemental Disclosures
Right of use assets obtained in exchange for lease obligations	$1,270	$—
Cash paid for interest	$18,095	$2,507
Cash paid for income taxes, net of refunds	$(7)	$75
Transfers of loans to other real estate owned	$11	$—
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements of S&T have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or SEC, on February 24, 2023 (2022 Form 10-K). In the opinion of management, the accompanying interim financial information reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.
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
Recently Adopted Accounting Standards Updates, or ASU or Updated
Financial Instruments Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures
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
ASU 2022-02 requires a creditor to apply the loan refinancing and restructuring guidance in ASC 310-20 (consistent with the accounting for other loan modifications) to determine whether a modification results in a new loan or a continuation of an existing loan. It also requires enhanced disclosures for modifications in the form of interest rate reductions, principal forgiveness, other-than-insignificant payment delays or term extensions (or combinations thereof) of loans made to borrowers experiencing financial difficulty. Disclosures are required regardless of whether a modification of a loan to a borrower experiencing financial difficulty results in a new loan. The objective of the disclosures is to provide information about the type and magnitude of modifications and the degree of their success in mitigating potential credit losses.
The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, and interim periods therein. We adopted ASU 2022-02, as of January 1, 2023, using a modified retrospective transition approach. Results for reporting periods beginning after January 1, 2023 are presented under ASU 2022-02 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Under the previously applicable accounting guidance, commercial TDRs were individually assessed to determine if a specific reserve was required in the allowance for credit losses, or ACL. The elimination

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of TDRs resulted in these loans being included in homogenous pools. The adoption of this ASU resulted in a day one cumulative effective adjustment recorded as an increase to our ACL of $0.6 million, with the offset being recorded as a decrease to retained earnings, net of tax. Refer to Note 5 Loans and Allowance for Credit Losses for additional disclosures related to modifications of loans to borrowers experiencing financial difficulty as well as gross charge-off vintage disclosures.
Accounting Standards Updates Issued But Not Yet Adopted
Investments Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
In March 2023, the FASB issued ASU 2023-02, Investments Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method to allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. If certain conditions are met, a reporting entity may elect to account for its tax equity investments by using the proportional amortization method regardless of the program from which it receives income tax credits, instead of only low-income-housing tax credit (“LIHTC”) structures. This amendment also eliminates certain LIHTC-specific guidance aligning the accounting with other equity investments in tax credit structures. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We are evaluating the accounting and disclosure requirements of ASU 2023-02 and do not expect them to have a material effect on our consolidated financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. EARNINGS PER SHARE
Diluted earnings per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted earnings per share. The treasury stock method was used to determined earnings per share for the three months ended March 31, 2023 and the two-class method was used to determine earnings per share for the three months ended March 31, 2022. The following table reconciles the numerators and denominators of basic and diluted earnings per share calculations for the periods presented:

	Three months ended March 31,
(in thousands, except share and per share data)	2023	2022
Numerator for Earnings per Share—Basic and Diluted
Net income	$39,799	$29,143
Less: Income allocated to participating shares	45	109
Net Income Allocated to Shareholders	$39,754	$29,034

Denominator for Earnings per Share—Basic:
Weighted Average Shares Outstanding—Basic	38,865,669	39,073,754

Denominator for Earnings per Share—Treasury Stock Method—Diluted:
Weighted Average Shares Outstanding—Basic	38,865,669	39,073,754
Add: Potentially dilutive shares	166,393	112,268
Denominator for Treasury Stock Method—Diluted	39,032,062	39,186,022

Denominator for Earnings per Share—Two Class Method —Diluted:
Weighted Average Shares Outstanding—Basic	38,865,669	39,073,754
Add: Average participating shares outstanding	108,991	16,179
Denominator for Two-Class Method—Diluted	38,974,660	39,089,933

Earnings per share—Basic	$1.02	$0.74
Earnings per share—Diluted	$1.02	$0.74
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	1,133	—
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
There have been no changes in our valuation methodologies during the three months ended March 31, 2023. Refer to Note 1 of the Notes to Consolidated Financial Statements in our 2022 Form 10-K for more information on the valuation methodologies that we use for financial instruments recorded at fair value on a recurring or nonrecurring basis.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	March 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$133,704	$—	$—	$133,704
Obligations of U.S. government corporations and agencies	—	42,095	—	42,095
Collateralized mortgage obligations of U.S. government corporations and agencies	—	432,739	—	432,739
Residential mortgage-backed securities of U.S. government corporations and agencies	—	41,170	—	41,170
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	317,099	—	317,099
Obligations of states and political subdivisions	—	30,895	—	30,895
Total Available-for-sale Debt Securities	133,704	863,998	—	997,702
Marketable equity securities	953	53	—	1,006
Total Securities	134,657	864,051	—	998,708
Securities held in a deferred compensation plan	7,790	—	—	7,790
Derivative financial assets:
Interest rate swaps - commercial loans	—	67,397	—	67,397
Interest rate lock commitments	—	—	6	6
Total Assets	$142,447	$931,448	$6	$1,073,901
LIABILITIES
Derivative financial liabilities:
Interest rate swaps - commercial loans	$—	$67,397	$—	$67,397
Interest rate swaps - cash flow hedge	—	15,288	—	15,288
Total Liabilities	$—	$82,685	$—	$82,685

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$131,695	$—	$—	$131,695
Obligations of U.S. government corporations and agencies	—	41,811	—	41,811
Collateralized mortgage obligations of U.S. government corporations and agencies	—	428,407	—	428,407
Residential mortgage-backed securities of U.S. government corporations and agencies	—	41,587	—	41,587
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	327,313	—	327,313
Corporate obligations	—	500	—	500
Obligations of states and political subdivisions	—	30,471	—	30,471
Total Available-for-sale Debt Securities	131,695	870,089	—	1,001,784
Marketable equity securities	952	42	—	994
Total Securities	132,647	870,131	—	1,002,778
Securities held in a deferred compensation plan	8,087	—	—	8,087
Derivative financial assets:
Interest rate swaps - commercial loans	—	83,449	—	83,449
Interest rate lock commitments	—	—	5	5
Forward sale contracts - mortgage loans	—	—	2	2
Total Assets	$140,734	$953,580	$7	$1,094,321
LIABILITIES
Derivative financial liabilities:
Interest rate swaps - commercial loans	$—	$83,449	$—	$83,449
Interest rate swaps - cash flow hedge	—	21,368	—	21,368
Total Liabilities	$—	$104,817	$—	$104,817
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our consolidated financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either March 31, 2023 or December 31, 2022.
There were no Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2023. Level 3 assets measured at fair value on a nonrecurring basis and the significant unobservable inputs used in the fair value measurements as of December 31, 2022 were as follows:

	December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
(dollars in thousands)
Other real estate owned	3,060	Collateral method	Discount rate	13.00%	13.00%

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the carrying values and fair values of our financial instruments at the dates presented:

	Carrying Value(1)	Fair Value Measurements at March 31, 2023
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$244,152	$244,152	$244,152	$—	$—
Securities	998,708	998,708	134,657	864,051
Loans held for sale	81	81	—	81	—
Portfolio loans, net	7,142,951	6,883,297	—	—	6,883,297
Collateral receivable	4,901	4,901	4,901	—	—
Securities held in a deferred compensation plan	7,790	7,790	7,790	—	—
Mortgage servicing rights	6,935	9,335	—	—	9,335
Interest rate swaps - commercial loans	67,397	67,397	—	67,397	—
Interest rate lock commitments	6	6	—	—	6
LIABILITIES
Deposits	$7,153,094	$7,132,944	$5,977,856	$1,155,088	$—
Collateral payable	55,301	55,301	55,301	—	—
Short-term borrowings	495,000	495,000	—	495,000	—
Long-term borrowings	14,628	14,162	—	14,162	—
Junior subordinated debt securities	54,468	54,468	—	54,468	—
Interest rate swaps - commercial loans	67,397	67,397	—	67,397	—
Interest rate swaps - cash flow hedge	15,288	15,288	—	15,288	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2022
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$210,009	$210,009	$210,009	$—	$—
Securities	1,002,778	1,002,778	132,647	870,131	—
Loans held for sale	16	16	—	16	—
Portfolio loans, net	7,082,629	6,815,167	—	—	6,815,167
Collateral receivable	6,307	6,307	6,307	—	—
Securities held in a deferred compensation plan	8,087	8,087	8,087	—	—
Mortgage servicing rights	7,147	9,994	—	—	9,994
Interest rate swaps - commercial loans	83,449	83,449	—	83,449	—
Interest rate lock commitments	5	5	—	—	5
Forward sale contracts	2	2	—	—	2
LIABILITIES
Deposits	$7,219,970	$7,194,225	$6,285,377	$908,848	$—
Collateral payable	65,065	65,065	65,065	—	—
Short-term borrowings	370,000	370,000	—	370,000	—
Long-term borrowings	14,741	14,174	—	14,174	—
Junior subordinated debt securities	54,453	54,453	—	54,453	—
Interest rate swaps - commercial loans	83,449	83,449	—	83,449	—
Interest rate swaps - cash flow hedge	21,368	21,368	—	21,368	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. SECURITIES
The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	March 31, 2023	December 31, 2022
Available-for-sale debt securities	$997,702	$1,001,784
Marketable equity securities	1,006	994
Total Securities	$998,708	$1,002,778
The following tables present the amortized cost and fair value of available-for-sale debt securities as of the dates presented:

	March 31, 2023				December 31, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$145,139	$19	$(11,454)	$133,704	$145,416	$—	$(13,721)	$131,695
Obligations of U.S. government corporations and agencies	43,445	—	(1,350)	42,095	43,479	—	(1,668)	41,811
Collateralized mortgage obligations of U.S. government corporations and agencies	479,804	309	(47,374)	432,739	482,039	203	(53,835)	428,407
Residential mortgage-backed securities of U.S. government corporations and agencies	48,273	5	(7,108)	41,170	49,418	3	(7,834)	41,587
Commercial mortgage-backed securities of U.S. government corporations and agencies	338,646	115	(21,662)	317,099	352,465	—	(25,152)	327,313
Corporate obligations	—	—	—	—	500	—	—	500
Obligations of states and political subdivisions	30,656	239	—	30,895	30,788	55	(372)	30,471
Total Available-for-Sale Debt Securities (1)	$1,085,963	$687	$(88,948)	$997,702	$1,104,105	$261	$(102,582)	$1,001,784
(1) Excludes interest receivable of $3.3 million at March 31, 2023 and $3.7 million at December 31, 2022. Interest receivable is included in other assets in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category as of the dates presented:

	March 31, 2023
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	1	$9,413	$(112)	12	$114,151	$(11,342)	13	$123,564	$(11,454)
Obligations of U.S. government corporations and agencies	4	27,382	(618)	2	14,713	(732)	6	42,095	(1,350)
Collateralized mortgage obligations of U.S. government corporations and agencies	16	130,667	(3,867)	43	283,266	(43,507)	59	413,933	(47,374)
Residential mortgage-backed securities of U.S. government corporations and agencies	3	1,487	(69)	12	39,280	(7,039)	15	40,767	(7,108)
Commercial mortgage-backed securities of U.S. government corporations and agencies	9	63,174	(1,607)	25	243,481	(20,055)	34	306,655	(21,662)
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total	33	$232,123	$(6,273)	94	$694,891	$(82,675)	127	$927,014	$(88,948)

	December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	6	$57,057	$(3,363)	8	$74,638	$(10,358)	14	$131,695	$(13,721)
Obligations of U.S. government corporations and agencies	6	41,811	(1,668)	—	—	—	6	41,811	(1,668)
Collateralized mortgage obligations of U.S. government corporations and agencies	47	296,509	(28,153)	13	112,902	(25,682)	60	409,411	(53,835)
Residential mortgage-backed securities of U.S. government corporations and agencies	25	7,143	(589)	3	34,223	(7,245)	28	41,366	(7,834)
Commercial mortgage-backed securities of U.S. government corporations and agencies	30	241,009	(11,975)	7	86,304	(13,177)	37	327,313	(25,152)
Obligations of states and political subdivisions	2	20,127	(372)	—	—	—	2	20,127	(372)
Total	116	$663,656	$(46,120)	31	$308,067	$(56,462)	147	$971,723	$(102,582)
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit impairment or other factors. We do not believe any individual unrealized loss as of March 31, 2023 represents a credit impairment. There were 127 debt securities in an unrealized loss position at March 31, 2023 and 147 debt securities in an unrealized loss position at December 31, 2022. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security. We do not intend to sell and it is more likely than not that we will not be required to sell the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated other comprehensive income (loss), for the periods presented:

	March 31, 2023			December 31, 2022
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Total unrealized gains (losses) on available-for-sale debt securities	$687	$(88,948)	$(88,261)	$261	$(102,582)	$(102,321)
Income tax (expense) benefit	(147)	19,005	18,858	(56)	21,915	21,859
Net Unrealized Gains (Losses), Net of Tax Included in Accumulated Other Comprehensive Income (Loss)	$540	$(69,943)	$(69,403)	$205	$(80,667)	$(80,462)
The amortized cost and fair value of available-for-sale debt securities at March 31, 2023 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$9,988	$9,827
Due after one year through five years	159,631	149,422
Due after five years through ten years	38,147	35,922
Due after ten years	11,474	11,523
Available-for-Sale Debt Securities With Fixed Maturities	219,240	206,694
Debt Securities without a single maturity date
Collateralized mortgage obligations of U.S. government corporations and agencies	479,804	432,739
Residential mortgage-backed securities of U.S. government corporations and agencies	48,273	41,170
Commercial mortgage-backed securities of U.S. government corporations and agencies	338,646	317,099
Total Available-for-Sale Debt Securities	$1,085,963	$997,702
Debt securities are pledged in order to meet various regulatory and legal requirements. Restricted pledged securities had a carrying value of $18.3 million at March 31, 2023 and $17.9 million at December 31, 2022. Unrestricted pledged securities had a carrying value of $212.3 million at March 31, 2023 and $251.5 million at December 31, 2022. Any changes to restricted pledged securities require approval of the pledge beneficiary. Approval is not required for unrestricted pledged securities.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are presented net of unearned income. Unearned income consisted of net deferred loan fees and costs of $7.4 million at March 31, 2023 and $7.5 million at December 31, 2022 and a discount related to purchase accounting fair value adjustments of $4.4 million at March 31, 2023 and $4.7 million at December 31, 2022.
The following table summarizes the composition of originated and acquired loans as of the dates presented:

(dollars in thousands)	March 31, 2023	December 31, 2022
Commercial real estate	$2,523,434	$2,538,839
Commercial and industrial	1,493,519	1,510,392
Commercial construction	376,855	381,963
Business banking	1,261,842	1,205,944
Consumer real estate	1,475,575	1,421,953
Other consumer	119,839	124,878
Total Portfolio Loans	$7,251,064	$7,183,969
Loans held for sale	81	16
Total Loans (1)	$7,251,145	$7,183,985
(1) Excludes interest receivable of $29.7 million at March 31, 2023 and $28.3 million at December 31, 2022. Interest receivable is included in other assets in the Consolidated Balance Sheets.
Modifications to Borrowers Experiencing Financial Difficulty
The following table presents the amortized cost of loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the period presented:

	Three Months Ended March 31, 2023
(dollars in thousands)	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Portfolio Segment
Commercial real estate	$15,849	$—	$15,849	0.63%
Commercial industrial	594	—	594	0.04%
Consumer real estate	63	196	259	0.02%
Total(1)	$16,506	$196	$16,702	0.23%
(1) Excludes loans that were fully paid off or fully charged-off by period end.

The following table describes the effect of loan modifications made to borrowers experiencing financial difficulty during the period presented:

	Three Months Ended March 31, 2023
	Weighted-Average Term Extension (in Months)	Weighted-Average Interest Rate Reduction
Commercial real estate	6	—
Commercial industrial	72	—
Consumer real estate	168	2%

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following table presents the aging analysis of modifications to borrowers experiencing financial difficulty in the last 12 months as of the date presented:

	March 31, 2023
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
Commercial real estate	$15,849	$—	$—	$—	$—	$15,849
Commercial and industrial	594	—	—	—	—	594
Consumer real estate	196	—	—	—	63	259
Total	$16,639	$—	$—	$—	$63	$16,702

There were no loans that had a payment default during the three months ended March 31, 2023 that were modified in the 12 months before default to borrowers experiencing financial difficulty. Additionally, we had no commitments to lend additional funds to borrowers experiencing financial difficulty that had a modification during the three months ended March 31, 2023.
The effect of modifications made to borrowers experiencing financial difficulty is already included in the ACL because of the measurement methodologies used to estimate the ACL, therefore, a change to the ACL is generally not recorded upon modification. If principal forgiveness is provided, that portion of the loan will be charged-off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the ACL. An assessment of whether the borrower is experiencing financial difficulty is made on the date of a modification.
Troubled Debt Restructurings
Prior to the adoption of ASU 2022-02, we evaluated all substandard commercial and consumer loans that had experienced a forbearance or modification of existing terms to determine if they should be designated as troubled debt restructurings, or TDRs.
TDRs returned to accruing status if the ultimate collectability of all contractual amounts due, according to the restructured agreement, was not in doubt and there was a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring. There was one $0.2 million TDR returned to accruing status during 2022.
The following tables summarize TDRs as of the dates presented:

	December 31, 2022
(dollars in thousands)	Accruing TDRs	Nonaccruing TDRs	Total TDRs
Commercial real estate	$—	$—	$—
Commercial and industrial	626	—	626
Commercial construction	1,655	—	1,655
Business banking	438	1,087	1,525
Consumer real estate	6,168	1,798	7,966
Other consumer	4	9	13
Total	$8,891	$2,894	$11,785

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the TDRs by portfolio segment and type of concession for the period presented:

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

As of December 31, 2022, we had 16 commitments to lend an additional $0.4 million on TDRs.
Defaulted TDRs were defined as loans having a payment default of 90 days or more after the restructuring took place that were restructured within the last 12 months prior to defaulting. There were no TDRs that defaulted during 2022.
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	March 31, 2023	December 31, 2022
Nonperforming Assets
Nonaccrual Loans	$24,644	$19,052
OREO	3,076	3,065
Total Nonperforming Assets	$27,720	$22,117

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the dates presented:

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2023
	Risk Rating
(dollars in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Pass	$59,710	$264,611	$379,447	$258,879	$409,858	$873,354	$21,283	$—	$2,267,142
Special mention	—	—	—	497	26,721	135,007	—	—	162,225
Substandard	—	—	—	1,293	10,965	81,391	—	—	93,649
Doubtful	—	—	—	—	—	418	—	—	418
Total Commercial Real Estate	59,710	264,611	379,447	260,669	447,544	1,090,170	21,283	—	2,523,434
Current Period Gross Charge-offs	—	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	27,936	249,713	241,929	81,722	58,291	193,317	535,107	—	1,388,015
Special mention	—	4,325	24,761	2,336	4,740	8,156	31,111	—	75,429
Substandard	—	353	—	—	5,517	3,742	16,679	—	26,291
Doubtful	—	—	—	—	—	1,325	2,459	—	3,784
Total Commercial and Industrial	27,936	254,391	266,690	84,058	68,548	206,540	585,356	—	1,493,519
Current Period Gross Charge-offs	—	—	—	—	3,412	—	—	—	3,412

Commercial Construction
Pass	5,249	142,639	153,978	25,115	3,703	4,728	25,985	—	361,397
Special mention	—	—	5,444	—	8,153	—	—	—	13,597
Substandard	—	—	—	—	—	1,861	—	—	1,861
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	5,249	142,639	159,422	25,115	11,856	6,589	25,985	—	376,855
Current Period Gross Charge-offs	—	—	—	—	—	—	—	—	—

Business Banking
Pass	68,827	282,541	228,739	92,571	104,156	351,271	104,495	631	1,233,231
Special mention	—	—	1,940	319	—	6,415	858	95	9,627
Substandard	—	18		3,064	3,301	11,938	114	549	18,984
Doubtful	—	—	—	—	—	—	—	—	—
Total Business Banking	68,827	282,559	230,679	95,954	107,457	369,624	105,467	1,275	1,261,842
Current Period Gross Charge-offs	—	67	43	—	70	447	25	—	652

Consumer Real Estate
Pass	51,356	313,568	146,465	90,586	72,047	213,915	552,909	21,043	1,461,889
Special mention	—	—	—	—	—	867	—	—	867
Substandard	—	48	204	152	427	9,030	470	2,488	12,819
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	51,356	313,616	146,669	90,738	72,474	223,812	553,379	23,531	1,475,575
Current Period Gross Charge-offs	—	—	—	3	—	25	—	49	77

Other Consumer
Pass	4,550	16,527	9,581	4,791	2,575	1,321	78,676	1,737	119,758
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	22	1	26	21	—	11	81
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	4,550	16,527	9,603	4,792	2,601	1,342	78,676	1,748	119,839
Current Period Gross Charge-offs	189	9	60	—	17	3	—	40	318

Pass	217,628	1,269,599	1,160,139	553,664	650,630	1,637,906	1,318,455	23,411	6,831,432
Special mention	—	4,325	32,145	3,152	39,614	150,445	31,969	95	261,745
Substandard	—	419	226	4,510	20,236	107,983	17,263	3,048	153,685
Doubtful	—	—	—	—	—	1,743	2,459	—	4,202
Total Loan Balance	$217,628	$1,274,343	$1,192,510	$561,326	$710,480	$1,898,077	$1,370,146	$26,554	$7,251,064

Current Period Gross Charge-offs	$189	$76	$103	$3	$3,499	$475	$25	$89	$4,459

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Risk Rating
(dollars in thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Pass	$292,732	$360,423	$267,743	$422,872	$227,006	$704,600	$21,666	$—	$2,297,042
Special mention	—	—	—	13,187	20,090	101,112	—	—	134,389
Substandard	—	—	1,306	13,434	14,845	77,823	—	—	107,408
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate	292,732	360,423	269,049	449,493	261,941	883,535	21,666	—	2,538,839
Commercial and Industrial
Pass	253,324	264,012	88,544	63,190	62,874	138,250	559,777	—	1,429,971
Special mention	—	25,436	—	5,103	1,885	7,132	19,280	—	58,836
Substandard	372	—	—	5,705	1,152	1,891	12,465	—	21,585
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial	253,696	289,448	88,544	73,998	65,911	147,273	591,522	—	1,510,392
Commercial Construction
Pass	120,655	159,737	40,762	6,338	3,953	2,297	27,284	—	361,026
Special mention	—	10,954	—	8,104	—	—	—	—	19,058
Substandard	—	—	—	—	—	1,879	—	—	1,879
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	120,655	170,691	40,762	14,442	3,953	4,176	27,284	—	381,963
Business Banking
Pass	287,520	233,499	87,926	107,819	80,549	276,843	104,354	645	1,179,155
Special mention	—	157	146	—	2,790	3,945	793	95	7,926
Substandard	159	67	3,077	1,912	1,550	11,391	124	551	18,831
Doubtful	—	—	—	—	—	32	—	—	32
Total Business Banking	287,679	233,723	91,149	109,731	84,889	292,211	105,271	1,291	1,205,944
Consumer Real Estate
Pass	296,900	148,790	91,477	74,155	30,658	191,228	552,994	21,547	1,407,749
Special mention	—	—	—	—	—	882	—	—	882
Substandard	48	213	136	428	1,373	8,059	655	2,410	13,322
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	296,948	149,003	91,613	74,583	32,031	200,169	553,649	23,957	1,421,953
Other Consumer
Pass	20,046	10,819	5,427	3,242	1,013	724	82,125	1,404	124,800
Special mention	—	—	—	—	—	—	—	—	—
Substandard	8	—	—	28	21	—	—	21	78
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	20,054	10,819	5,427	3,270	1,034	724	82,125	1,425	124,878
Pass	1,271,177	1,177,280	581,879	677,616	406,053	1,313,942	1,348,200	23,596	6,799,743
Special Mention	—	36,547	146	26,394	24,765	113,071	20,073	95	221,091
Substandard	587	280	4,519	21,507	18,941	101,043	13,244	2,982	163,103
Doubtful	—	—	—	—	—	32	—	—	32
Total Loan Balance	$1,271,764	$1,214,107	$586,544	$725,517	$449,759	$1,528,088	$1,381,517	$26,673	$7,183,969

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
The following tables present loan balances by year of origination and accrual and nonaccrual status for our portfolio segments as of the dates presented:

	March 31, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Accrual	$59,710	$264,611	$379,447	$260,669	$447,544	$1,082,745	$21,283	$—	$2,516,009
Nonaccrual	—	—	—	—	—	7,425	—	—	7,425
Total Commercial Real Estate	59,710	264,611	379,447	260,669	447,544	1,090,170	21,283	—	2,523,434
Commercial and Industrial
Accrual	27,936	254,391	266,690	84,058	68,548	203,695	581,126	—	1,486,444
Nonaccrual	—	—	—	—	—	2,845	4,230	—	7,075
Total Commercial and Industrial	27,936	254,391	266,690	84,058	68,548	206,540	585,356	—	1,493,519
Commercial Construction
Accrual	5,249	142,639	159,422	25,115	11,856	6,205	25,985	—	376,471
Nonaccrual	—	—	—	—	—	384	—	—	384
Total Commercial Construction	5,249	142,639	159,422	25,115	11,856	6,589	25,985	—	376,855
Business Banking
Accrual	68,827	282,559	230,679	95,938	107,271	366,007	105,467	1,179	1,257,927
Nonaccrual	—	—	—	16	186	3,617	—	96	3,915
Total Business Banking	68,827	282,559	230,679	95,954	107,457	369,624	105,467	1,275	1,261,842
Consumer Real Estate
Accrual	51,356	313,451	146,543	90,682	71,834	220,441	553,135	22,604	1,470,046
Nonaccrual	—	165	126	56	640	3,371	244	927	5,529
Total Consumer Real Estate	51,356	313,616	146,669	90,738	72,474	223,812	553,379	23,531	1,475,575
Other Consumer
Accrual	4,550	16,519	9,584	4,634	2,601	1,211	78,676	1,748	119,523
Nonaccrual	—	8	19	158	—	131	—	—	316
Total Other Consumer	4,550	16,527	9,603	4,792	2,601	1,342	78,676	1,748	119,839
Accrual	217,628	1,274,170	1,192,365	561,096	709,654	1,880,304	1,365,672	25,531	7,226,420
Nonaccrual	—	173	145	230	826	17,773	4,474	1,023	24,644
Total Loan Balance	$217,628	$1,274,343	$1,192,510	$561,326	$710,480	$1,898,077	$1,370,146	$26,554	$7,251,064

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
(dollars in thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Accrual	$292,732	$360,423	$269,049	$449,493	$261,941	$876,435	$21,666	$—	$2,531,739
Nonaccrual	—	—	—	—	—	7,100	—	—	7,100
Total Commercial Real Estate	292,732	360,423	269,049	449,493	261,941	883,535	21,666	—	2,538,839
Commercial and Industrial
Accrual	253,696	289,448	88,544	73,998	65,858	147,273	591,292	—	1,510,109
Nonaccrual	—	—	—	—	53	—	230	—	283
Total Commercial and Industrial	253,696	289,448	88,544	73,998	65,911	147,273	591,522	—	1,510,392
Commercial Construction
Accrual	120,655	170,691	40,762	14,442	3,953	3,792	27,284	—	381,579
Nonaccrual	—	—	—	—	—	384	—	—	384
Total Commercial Construction	120,655	170,691	40,762	14,442	3,953	4,176	27,284	—	381,963
Business Banking
Accrual	287,679	233,656	91,149	109,479	83,689	289,435	105,172	1,195	1,201,454
Nonaccrual	—	67	—	252	1,200	2,776	99	96	4,490
Total Business Banking	287,679	233,723	91,149	109,731	84,889	292,211	105,271	1,291	1,205,944
Consumer Real Estate
Accrual	296,948	148,868	91,085	73,947	31,646	196,384	553,441	23,108	1,415,427
Nonaccrual	—	135	528	636	385	3,785	208	849	6,526
Total Consumer Real Estate	296,948	149,003	91,613	74,583	32,031	200,169	553,649	23,957	1,421,953
Other Consumer
Accrual	20,054	10,819	5,303	3,270	1,034	593	82,125	1,411	124,609
Nonaccrual	—	—	124	—	—	131	—	14	269
Total Other Consumer	20,054	10,819	5,427	3,270	1,034	724	82,125	1,425	124,878
Accrual	1,271,764	1,213,905	585,892	724,629	448,121	1,513,912	1,380,980	25,714	7,164,917
Nonaccrual	—	202	652	888	1,638	14,176	537	959	19,052
Total Loan Balance	$1,271,764	$1,214,107	$586,544	$725,517	$449,759	$1,528,088	$1,381,517	$26,673	$7,183,969
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	March 31, 2023
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,514,689	$—	$1,320	$7,425	$8,745	$2,523,434
Commercial and industrial	1,486,444	—	—	7,075	7,075	1,493,519
Commercial construction	376,471	—	—	384	384	376,855
Business banking	1,255,124	2,714	89	3,915	6,718	1,261,842
Consumer real estate	1,464,321	4,383	1,342	5,529	11,254	1,475,575
Other consumer	119,285	162	76	316	554	119,839
Total	$7,216,334	$7,259	$2,827	$24,644	$34,730	$7,251,064

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,523,315	$8,424	$—	$7,100	$15,524	$2,538,839
Commercial and industrial	1,505,805	4,304	—	283	4,587	1,510,392
Commercial construction	381,579	—	—	384	384	381,963
Business banking	1,199,586	1,583	285	4,490	6,358	1,205,944
Consumer real estate	1,409,907	3,617	1,903	6,526	12,046	1,421,953
Other consumer	124,384	165	60	269	494	124,878
Total	$7,144,576	$18,093	$2,248	$19,052	$39,393	$7,183,969
The following tables present loans on nonaccrual status by class of loan for the year-to-date periods presented:

	March 31, 2023
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$7,100	$7,425	$5,442	$1
Commercial and industrial	283	7,075	—	—
Commercial construction	384	384	—	—
Business banking	4,490	3,915	—	108
Consumer real estate	6,526	5,529	—	91
Other consumer	269	316	—	1
Total	$19,052	$24,644	$5,442	$201
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

	December 31, 2022
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$31,488	$7,100	$5,649	$580
Commercial and industrial	15,239	283	—	148
Commercial construction	2,471	384	—	171
Business banking	9,641	4,490	933	228
Consumer real estate	7,294	6,526	—	257
Other consumer	158	269	—	1
Total	$66,291	$19,052	$6,582	$1,385
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present collateral-dependent loans by class of loans as of the dates presented:

	March 31, 2023
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets	Investment/Cash	Other
Commercial real estate	$5,442	$595	$—	$—
Commercial and industrial	—	5,385	—	—
Commercial construction	—	—	—	—
Business banking	—	—	—	—
Consumer real estate	—	—	—	—
Total	$5,442	$5,980	$—	$—

	December 31, 2022
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets	Investment/Cash	Other
Commercial real estate	$5,649	$—	$—	$—
Commercial and industrial	—	626	—	—
Commercial construction	1,655	—	—	—
Business banking	260	1,112	—	154
Consumer real estate	561	—	—	—
Total	$8,125	$1,738	$—	$154
The following tables present activity in the ACL for the periods presented:

	Three Months Ended March 31, 2023
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$41,428	$25,710	$6,264	$12,547	$12,105	$3,286	$101,340
Impact of ASU 2022-02	—	75	215	251	278	(251)	568
Provision for credit losses on loans(1)	(1,011)	(476)	412	1,497	488	180	1,090
Charge-offs	—	(3,412)	—	(652)	(77)	(318)	(4,459)
Recoveries	9	9,400	2	37	61	65	9,574
Net Recoveries/(Charge-offs)	9	5,988	2	(615)	(16)	(253)	5,115
Balance at End of Period	$40,426	$31,297	$6,893	$13,680	$12,855	$2,962	$108,113
(1) Excludes the provision for credits losses for unfunded commitments.

	Three Months Ended March 31, 2022
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$50,700	$19,727	$5,355	$11,338	$8,733	$2,723	$98,576
Provision for credit losses on loans(1)	(1,996)	(206)	(27)	765	426	340	(698)
Charge-offs	—	—	—	(606)	(78)	(298)	(982)
Recoveries	199	2,716	1	—	37	66	3,019
Net (Charge-offs)/Recoveries	199	2,716	1	(606)	(41)	(232)	2,037
Balance at End of Period	$48,903	$22,237	$5,329	$11,497	$9,118	$2,831	$99,915
(1) Excludes the provision for credit losses for unfunded commitments.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivatives Designated as Hedging Instruments
The following table indicates the amounts representing the value of derivative assets and derivative liabilities for the dates presented:

	Derivative Assets (Included in Other Assets)				Derivative Liabilities (Included in Other Liabilities)
	March 31, 2023		December 31, 2022		March 31, 2023		December 31, 2022
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts - cash flow hedge	$—	$—	$—	$—	$500,000	$15,288	$500,000	$21,368
Total Derivatives Designated as Hedging Instruments	$—	$—	$—	$—	$500,000	$15,288	$500,000	$21,368

Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	$959,341	$67,397	$976,707	$83,449	$959,341	$67,397	$976,707	$83,449
Interest rate lock commitments - mortgage loans	146	6	126	5	—	—	—	—
Forward sales contracts - mortgage loans	—	—	130	2	—	—	—	—
Total Derivatives Not Designated as Hedging Instruments	$959,487	$67,403	$976,963	$83,456	$959,341	$67,397	$976,707	$83,449

Total Derivatives	$959,487	$67,403	$976,963	$83,456	$1,459,341	$82,685	$1,476,707	$104,817

The following table indicates the gross amounts of interest rate swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Gross amounts recognized	$67,397	$83,449	$82,685	$104,817
Gross amounts offset	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	67,397	83,449	82,685	104,817
Netting adjustments (1)	(11,434)	(15,196)	(11,434)	(15,196)
Cash collateral (2)	(55,301)	(65,065)	(4,901)	(6,307)
Net Amount	$662	$3,188	$66,350	$83,314
(1) Netting adjustments represent the amounts recorded to convert derivatives assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance.
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

The following table presents the effect of the cash flow hedges on OCI and on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three month periods presented:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Income
(dollars in thousands)	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedge	$4,782	$(2,044)	$(1,849)	$107
Total	$4,782	$(2,044)	$(1,849)	$107

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts reported in OCI related to derivatives that are designated as hedging instruments are reclassified to interest income as interest payments are received on variable rate assets. During the next twelve months, we estimate that an additional $10.2 million will be reclassified as a decrease to interest income.
The following table indicates the gain or loss recognized in income on derivatives not designated as hedging instruments for the periods presented:

	Three months ended March 31,
(dollars in thousands)	2023	2022
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$—	$68
Interest rate lock commitments—mortgage loans	1	(217)
Forward sale contracts—mortgage loans	(2)	188
Total Derivatives (Loss) Gain	$(1)	$39
NOTE 7. COMMITMENTS AND CONTINGENCIES
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
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	March 31, 2023	December 31, 2022
Commitments to extend credit	$2,661,977	$2,713,586
Standby letters of credit	65,676	64,356
Total	$2,727,653	$2,777,942
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
The following table presents activity in the allowance for credit losses on unfunded loan commitments for the periods presented:

	Three months ended March 31,
(dollars in thousands)	2023	2022
Balance at beginning of period	$8,196	$5,189
Provision for credit losses	(168)	186
Total	$8,028	$5,375
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the change in components of other comprehensive income (loss) for the periods presented, net of tax effects.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(dollars in thousands)	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
Change in net unrealized gains (losses) on available-for-sale debt securities	$14,060	$(3,001)	$11,059	$(48,261)	$10,332	$(37,929)
Change in interest rate swap	6,080	(1,298)	4,782	(2,601)	557	(2,044)
Adjustment to funded status of employee benefit plans	(475)	101	(374)	(12)	32	20
Other Comprehensive Income (Loss)	$19,665	$(4,198)	$15,467	$(50,874)	$10,921	$(39,953)

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations for the three months ended March 31, 2023 and 2022. Our MD&A should be read in conjunction with our Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.

Important Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position and other matters regarding or affecting S&T and its future business and operations. Forward-looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve,” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses and the credit risk of our commercial and consumer loan products; changes in the level of charge-offs and changes in estimates of the adequacy of the allowance for credit losses, or ACL; cyber-security concerns; rapid technological developments and changes; operational risks or risk management failures by us or critical third parties, including fraud risk; our ability to manage our reputational risks; sensitivity to the interest rate environment, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; the transition from LIBOR as a reference rate; regulatory supervision and oversight, including changes in regulatory capital requirements and our ability to address those requirements; unanticipated changes in our liquidity position; unanticipated changes in regulatory and governmental policies impacting interest rates and financial markets; changes in accounting policies, practices or guidance; legislation affecting the financial services industry as a whole, and S&T, in particular; developments affecting the industry and the soundness of financial institutions and further disruption to the economy and U.S. banking system; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; reliance on significant customer relationships; an interruption or cessation of an important service by a third-party provider; our ability to attract and retain talented executives and employees; general economic or business conditions, including the strength of regional economic conditions in our market area; environmental, social and governance practices and disclosures, including climate change, hiring practices, the diversity of the work force, and racial and social justice issues; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; the stability of our core deposit base and access to contingency funding; re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses.
Many of these factors, as well as other factors, are described elsewhere in this report, and in our 2022 Form 10-K, including Part I, Item 1A, Risk Factors and any of our subsequent filings with the SEC. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. Further, we view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates as of March 31, 2023 remained unchanged from the disclosures presented in our 2022 Form 10-K under Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.2 billion at March 31, 2023. We operate in Pennsylvania and Ohio. We provide a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA”.
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
During the first quarter of 2023, the banking industry experienced significant volatility with several high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, our liquidity position and balance sheet remain strong. We have a well-diversified deposit base with a balance mix of 59 percent personal and 41 percent business accounts. Our total deposits decreased by less than 1 percent compared to December 31, 2022 and can be attributed to normal deposit fluctuations and competition in a higher interest rate environment. We have total uninsured deposits of $2.4 billion, or 33 percent of our total deposit base. We have a strong liquidity position. In addition to our deposit base, we had remaining borrowing availability of $2.3 billion with the FHLB of Pittsburgh, $794 million from the Federal Reserve Borrower-In-Custody program and $731 million from the Federal Reserve Bank Term Funding Program at March 31, 2023. Furthermore, our capital remains strong with a Common Equity Tier 1 Ratio of 13.10 percent and a total capital ratio of 15.09 percent at March 31, 2023.
Earnings Summary
The following table presents a summary of key profitability metrics for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net income	$39,799	$29,143
Earnings per share - diluted	$1.02	$0.74
Return on average assets	1.77%	1.25%
Return on average shareholders' equity	13.38%	9.88%
Return on average tangible shareholders' equity (non-GAAP)	19.61%	14.61%

We recognized net income of $39.8 million, or $1.02 per diluted share, for the three months ended March 31, 2023 compared to net income of $29.1 million, or $0.74 per diluted share for the same period in 2022. Net income increased $10.7 million for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an increase in net interest income of $21.1 million offset by a decrease in noninterest income of $2.0 million, an increase in provision for credit losses of $1.4 million, an increase in noninterest expense of $4.3 million and an increase in income tax expense of $2.7 million.
Net interest income increased $21.1 million for the three months ended March 31, 2023 compared to the same period in 2022. Interest and dividend income increased $40.8 million for the three months ended March 31, 2023. Interest expense increased $19.7 million for the three months ended March 31, 2023. The net interest margin, or NIM, on an FTE basis (non-GAAP) increased 116 basis points to 4.32% for the three months ended March 31, 2023 compared to 3.16% for the same period in 2022. The increases in net interest income and NIM on an FTE basis (non-GAAP) were primarily due to higher interest rates

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
during 2023. NIM is reconciled to net interest margin adjusted to an FTE basis (non-GAAP) below in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.
The increase in the provision for credit losses for the three months ended March 31, 2023 compared to the same period in 2022 was primarily related to a $4.2 million specific reserve for a C&I relationship and a $1.8 million increase in qualitative reserve related to the macro environment. Offsetting the increase in the provision for credit losses during the three months ended March 31, 2023 was a $9.3 million recovery from a customer fraud that occurred in 2020.
Noninterest income decreased $2.0 million to $13.2 million for the three months ended March 31, 2023 compared to the same period in 2022. Mortgage banking income decreased $0.7 million for the three months ended March 31, 2023 due to a decline in loan sale activity caused by rising interest rates and a shift to holding originated mortgage loans. Debit and credit card income decreased $0.7 million for the three months ended March 31, 2023 due to decreased debit card incentive income and timing of referral merchant revenue.
Noninterest expense increased $4.3 million to $51.7 million for the three months ended March 31, 2023 compared to the same period in 2022. Salaries and employee benefits increased $3.9 million for the three months ended March 31, 2023 due to decreases in the fair market value of assets in a nonqualified defined benefit plan, incentives, base rate increases and higher medical costs. Marketing costs increased $0.5 million for the three months ended March 31, 2023 due to increased marketing efforts and timing of various promotions.
The provision for income taxes increased $2.7 million to $9.6 million for the three months ended March 31, 2023 compared to $6.9 million for the same period in 2022. Our effective tax rate was 19.4 percent for the three months ended March 31, 2023 compared to 19.2 percent for the three months ended March 31, 2022. The increase in our effective tax rate for the three month period ended March 31, 2023 was primarily due to an increase in pretax income compared to the same period in 2022.
Explanation of Use of Non-GAAP Financial Measures
In addition to traditional financial measures presented in accordance with GAAP, our management uses, and this quarterly report contains or references, certain non-GAAP financial measures discussed below. We believe these non-GAAP financial measures provide information useful to investors in understanding our underlying business, operational performance and performance trends as they facilitate comparisons with the performance of other companies in the financial services industry. Although we believe that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered alternatives to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor are they necessarily comparable with non-GAAP measures which may be presented by other companies.
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
The following table reconciles interest and dividend income and net interest income per the Condensed Consolidated Statements of Comprehensive Income (Loss) to interest income, net interest income and net interest margin on an FTE basis (non-GAAP) for the periods presented:

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Total interest and dividend income per Condensed Consolidated Statements of Comprehensive Income (Loss)	$110,903	$70,109
Adjustment to FTE basis	555	493
Interest Income on an FTE Basis (Non-GAAP)	$111,458	$70,602

Total interest and dividend income per Condensed Consolidated Statements of Comprehensive Income (Loss)	$110,903	$70,109
Total interest expense	22,112	2,376
Net Interest Income per Condensed Consolidated Statements of Comprehensive Income (Loss)	88,791	67,733
Adjustment to FTE basis	555	493
Net Interest Income on an FTE Basis (Non-GAAP)	$89,346	$68,226

Net interest margin	4.29%	3.14%
Adjustment to FTE basis	0.03%	0.02%
Net Interest Margin on an FTE Basis (Non-GAAP)	4.32%	3.16%

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

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net income (annualized)	$161,407	$118,192
Plus: amortization of intangibles (annualized), net of tax	1,085	1,276
Net income before amortization of intangibles (annualized)	$162,492	$119,468

Average shareholders' equity	$1,206,358	$1,196,694
Less: average goodwill and other intangible assets, net of deferred tax liability	(377,576)	(378,761)
Average tangible shareholders' equity	$828,782	$817,933
Return on Average Tangible Shareholders' Equity (non-GAAP)	19.61%	14.61%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Three Months Ended March 31, 2023 Compared to
Three Months Ended March 31, 2022
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Average Balance Sheet and Net Interest Income Analysis (FTE) (non-GAAP)
The following tables provide information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$140,499	$1,482	4.22%	$756,141	$303	0.16%
Securities, at fair value(1)(2)	1,000,609	6,269	2.51%	1,002,212	5,265	2.10%
Loans held for sale	126	2	6.39%	1,545	14	3.51%
Commercial real estate	3,132,382	42,104	5.45%	3,257,238	29,345	3.65%
Commercial and industrial	1,711,113	28,515	6.76%	1,712,865	16,827	3.98%
Commercial construction	388,795	6,932	7.23%	409,264	3,329	3.30%
Total Commercial Loans	5,232,290	77,551	6.01%	5,379,367	49,501	3.73%
Residential mortgage	1,144,821	12,613	4.43%	896,268	8,962	4.02%
Home equity	650,385	10,067	6.28%	570,781	4,823	3.43%
Installment and other consumer	122,873	2,364	7.80%	109,972	1,475	5.44%
Consumer construction	45,870	528	4.67%	21,833	181	3.37%
Total Consumer Loans	1,963,949	25,572	5.26%	1,598,854	15,441	3.90%
Total Portfolio Loans	7,196,239	103,123	5.81%	6,978,221	64,942	3.77%
Total Loans(1)(3)	7,196,365	103,125	5.81%	6,979,765	64,955	3.77%
Total other earning assets	34,720	581	6.71%	9,280	79	3.40%
Total Interest-earning Assets	8,372,193	111,458	5.39%	8,747,398	70,602	3.27%
Noninterest-earning assets	754,677			709,246
Total Assets	$9,126,870			$9,456,644
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$824,623	$673	0.33%	$986,639	$185	0.08%
Money market	1,670,988	7,748	1.88%	2,055,857	746	0.15%
Savings	1,090,137	806	0.30%	1,109,048	78	0.03%
Certificates of deposit	1,052,460	5,676	2.19%	1,070,189	844	0.32%
Total Interest-bearing Deposits	4,638,208	14,903	1.30%	5,221,733	1,853	0.14%
Securities sold under repurchase agreements	—	—	—%	81,790	20	0.10%
Short-term borrowings	451,668	5,487	4.93%	—	—	—%
Long-term borrowings	14,689	98	2.71%	22,310	107	1.95%
Junior subordinated debt securities	54,458	1,007	7.50%	54,398	395	2.95%
Total Borrowings	520,815	6,592	5.13%	158,498	523	1.34%
Other interest-bearing liabilities	54,669	617	4.58%	—	—	—%
Total Interest-bearing Liabilities	5,213,692	22,112	1.72%	5,380,231	2,376	0.18%
Noninterest-bearing liabilities	2,706,820			2,879,718
Shareholders' equity	1,206,358			1,196,694
Total Liabilities and Shareholders' Equity	$9,126,870			$9,456,644
Net Interest Income (1)(2)		$89,345			$68,226
Net Interest Margin (1)(2)			4.32%			3.16%
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest income on an FTE basis (non-GAAP) increased $21.1 million, or 31.0%, for the three months ended March 31, 2023 compared to the same period in 2022. The net interest margin, or NIM, on an FTE basis (non-GAAP) increased 116 basis points for the three months ended March 31, 2023 compared to the same period in 2022. The increases in net interest income and NIM on an FTE basis (non-GAAP) were primarily due to higher interest rates during 2023.
Interest income on an FTE basis (non-GAAP) increased $40.9 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase in interest income on an FTE basis (non-GAAP) was primarily due to higher interest rates. Average loan balances increased $216.6 million for the three months ended March 31, 2023 compared to the same period in 2022. The average yield on loans increased 204 basis points for the three months ended March 31, 2023 compared to the same period in 2022 due to increased interest rates. Average interest-bearing deposits with banks decreased $615.6 million for the three months ended March 31, 2023 compared to the same period in 2022 due to decreased deposit balances and increased loans. Overall, the FTE rate (non-GAAP) on interest-earning assets increased 212 basis points for the three months ended March 31, 2023 compared to the same period in 2022.
Interest expense increased $19.7 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase in interest expense was primarily due to higher interest rates. Average interest-bearing deposits decreased $583.5 million for the three months ended March 31, 2023 compared to the same period in 2022. The decrease was due to the competitive market driven by rising interest rates. The average rate paid on interest-bearing deposits increased 116 basis points for the three months ended March 31, 2023 compared to the same period in 2022. Average borrowings increased $362.3 million and the average rate paid on borrowings increased 379 basis points for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to decreased deposit balances and increased loans. Overall, the cost of interest-bearing liabilities increased 154 basis points for the three months ended March 31, 2023 compared to the same period in 2022.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2023 Compared to March 31, 2022
(dollars in thousands)	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$(247)	$1,426	$1,179
Securities, at fair value(1)(2)	(8)	1,012	1,004
Loans held for sale	(12)	1	(12)
Commercial real estate	(1,125)	13,884	12,759
Commercial and industrial	(17)	11,705	11,688
Commercial construction	(167)	3,770	3,603
Total Commercial Loans	(1,309)	29,359	28,050
Residential mortgage	2,485	1,165	3,651
Home equity	673	4,571	5,244
Installment and other consumer	173	716	889
Consumer construction	200	148	347
Total Consumer Loans	3,531	6,600	10,131
Total Portfolio Loans	2,222	35,959	38,181
Total Loans (1)(3)	2,210	35,960	38,169
Total other earning assets	216	286	502
Change in Interest Earned on Interest-earning Assets	$2,171	$38,684	$40,854
Interest paid on:
Interest-bearing demand	$(30)	$518	$487
Money market	(140)	7,141	7,002
Savings	(1)	730	728
Certificates of deposit	(14)	4,846	4,832
Total Interest-bearing Deposits	(185)	13,235	13,049
Securities sold under repurchase agreements	(20)	—	(20)
Short-term borrowings	5,487	—	5,487
Long-term borrowings	(37)	28	(9)
Junior subordinated debt securities	—	611	611
Total Borrowings	5,430	639	6,069
Change in Interest Paid on Interest-bearing Liabilities	5,862	13,874	19,735
Change in Net Interest Income	$(3,691)	$24,810	$21,119
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
Provision for Credit Losses
The provision for credit losses includes a provision for losses on loans and on unfunded commitments. The provision for credit losses fluctuates based on changes in loan balances, risk ratings, net loan charge-offs/recoveries, the macro environment and our CECL forecast. The provision for credit losses increased $1.4 million to $0.9 million for the three months ended March 31, 2023 compared to a negative $0.5 million for the same period in 2022. The provision for credit losses included a negative $0.2 million for the reserve for unfunded commitments for the three months ended March 31, 2023 compared to $0.2 million for the same period in 2022.
The increase in the provision for credit losses for the three months ended March 31, 2023 compared to the same period in 2022 was primarily related to a $4.2 million specific reserve for a C&I relationship and a $1.8 million increase in qualitative reserve related to the macro environment. Offsetting the increase in the provision for credit losses during the three months ended March 31, 2023 was a $9.3 million recovery from a customer fraud in 2020.
Net loan recoveries were $5.1 million for the three months ended March 31, 2023 compared to $2.0 million for the same period in 2022. The net recovery was primarily due to the $9.3 million recovery mentioned above. Total gross charge-offs were $4.5 million primarily related to a $3.4 million charge-off related to a strategic note sale of a C&I relationship.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Refer to the "Allowance for Credit Losses" section of this MD&A for further details.
Noninterest Income

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Debit and credit card	$4,373	$5,063	$(690)	(13.6)%
Service charges on deposit accounts	4,076	3,974	102	2.6%
Wealth management	2,948	3,242	(294)	(9.1)%
Mortgage banking	301	1,015	(714)	(70.3)%
Other	1,492	1,932	(440)	(22.8)%
Total Noninterest Income	$13,190	$15,226	$(2,036)	(13.4)%
Noninterest income decreased $2.0 million to $13.2 million for the three months ended March 31, 2023 compared to the same period in 2022. Mortgage banking decreased $0.7 million for the three months ended March 31, 2023 due to a decline in loan sale activity caused by rising interest rates and a shift to holding originated mortgage loans on our balance sheet. Debit and credit card income decreased $0.7 million for the three months ended March 31, 2023 due to decreased debit card incentive income and timing of referral merchant revenue. Wealth management income decreased $0.3 million due to lower assets under management primarily related to declines in the stock market compared to the three months ended March 31, 2022. Other noninterest income decreased $0.4 million for the three months ended March 31, 2023 primarily due to a net gain on sale of OREO in 2022.
Noninterest Expense

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Salaries and employee benefits	$27,601	$23,712	$3,889	16.4%
Data processing and information technology	4,258	4,435	(177)	(4.0)%
Occupancy	3,835	3,882	(47)	(1.2)%
Furniture, equipment and software	2,861	2,777	84	3.0%
Professional services and legal	1,821	1,949	(128)	(6.6)%
Other taxes	1,790	1,537	253	16.5%
Marketing	1,853	1,361	492	36.1%
FDIC insurance	1,012	937	75	8.0%
Other	6,668	6,824	(156)	(2.3)%
Total Noninterest Expense	$51,699	$47,414	$4,285	9.0%
Noninterest expense increased $4.3 million to $51.7 million for the three months ended March 31, 2023 compared to the same period in 2022. Salaries and employee benefits increased $3.9 million for the three months ended March 31, 2023 due to increases in the fair market value of assets in a nonqualified defined benefit plan, incentives, base rate increases and higher medical costs. Marketing costs increased $0.5 million for the three months ended March 31, 2023 due to increased marketing efforts and timing of various promotions.
Provision for Income Taxes
The provision for income taxes increased $2.7 million to $9.6 million for the three months ended March 31, 2023 compared to $6.9 million for the same period in 2022. Our effective tax rate was 19.4 percent for the three months ended March 31, 2023 compared to 19.2 percent for the three months ended March 31, 2022. The increase in our effective tax rate for the three month period ended March 31, 2023 was primarily due to an increase in pretax income compared to the same period in 2022.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Condition as of March 31, 2023
Total assets increased $82.9 million to $9.2 billion at March 31, 2023 compared to $9.1 billion at December 31, 2022. Cash and due from banks increased $34.2 million to $244.2 million at March 31, 2023 compared to $210.0 million at December 31, 2022. Total portfolio loans increased $67.1 million to $7.3 billion at March 31, 2023 compared to $7.2 billion at December 31, 2022. The increase in loans primarily related to consumer loan growth of $65.3 million with an increase in consumer real estate of $70.3 million compared to December 31, 2022.
Securities remained relatively unchanged at $998.7 million at March 31, 2023 from $1.0 billion at December 31, 2022. The bond portfolio was in a net unrealized loss position of $88.3 million at March 31, 2023 compared to a net unrealized loss position of $102.3 million at December 31, 2022.
Our deposits decreased $66.9 million to $7.2 billion at March 31, 2023 compared to December 31, 2022. Certificates of deposit increased $240.6 million mainly due to migration from other deposit categories. Noninterest-bearing demand deposits decreased $120.1 million, money market decreased $131.7 million and savings decreased $50.2 million compared to December 31, 2022. The decreases were primarily attributed to normal deposit fluctuations and competition in a higher interest rate environment.
Total borrowings increased $124.9 million to $564.1 million at March 31, 2023 compared to $439.2 million at December 31, 2022 primarily due to loan growth and lower deposit levels.
Total shareholders’ equity increased by $43.1 million to $1.2 billion at March 31, 2023 compared to December 31, 2022. The increase was primarily due to net income of $39.8 million, other comprehensive income of $15.5 million offset by dividends of $12.5 million.
Securities Activity

(dollars in thousands)	March 31, 2023	December 31, 2022	$ Change
U.S. Treasury securities	$133,704	$131,695	$2,009
Obligations of U.S. government corporations and agencies	42,095	41,811	284
Collateralized mortgage obligations of U.S. government corporations and agencies	432,739	428,407	4,332
Residential mortgage-backed securities of U.S. government corporations and agencies	41,170	41,587	(417)
Commercial mortgage-backed securities of U.S. government corporations and agencies	317,099	327,313	(10,214)
Corporate obligations	—	500	(500)
Obligations of states and political subdivisions	30,895	30,471	424
Available-for-Sale Debt Securities	997,702	1,001,784	(4,082)
Marketable equity securities	1,006	994	12
Total Securities	$998,708	$1,002,778	$(4,070)
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities remained relatively unchanged at $998.7 million at March 31, 2023 compared to $1.0 billion at December 31, 2022.
At March 31, 2023, our bond portfolio was in a net unrealized loss position of $88.3 million compared to a net unrealized loss position of $102.3 million at December 31, 2022. The decline in our net unrealized losses was due to a decrease in long term interest rates since December 31, 2022. At March 31, 2023, our bond portfolio had gross unrealized losses of $88.9 million offset by gross unrealized gains of $0.6 million compared to December 31, 2022, when total gross unrealized losses were $102.6 million offset by gross unrealized gains of $0.3 million.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Loan Composition

	March 31, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	$ Change	% Change
Commercial
Commercial real estate	$3,145,079	43.4%	$3,128,187	43.5%	$16,892	0.5%
Commercial and industrial	1,709,612	23.6%	1,718,976	23.9%	(9,364)	(0.5)%
Commercial construction	393,658	5.4%	399,371	5.6%	(5,713)	(1.4)%
Total Commercial Loans	5,248,349	72.4%	5,246,534	73.0%	1,815	—%
Consumer
Consumer real estate	1,882,872	26.0%	1,812,539	25.2%	70,333	3.9%
Other consumer	119,843	1.6%	124,896	1.8%	(5,053)	(4.0)%
Total Consumer Loans	2,002,715	27.6%	1,937,435	27.0%	65,280	3.4%
Total Portfolio Loans	7,251,064	100.0%	7,183,969	100.0%	67,095	0.9%
Loans held for sale	81		16		65	406.3%
Total Loans	$7,251,145		$7,183,985		$67,160	0.9%
The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower’s industry or the overall economic climate can significantly impact the borrower’s ability to pay.
Total portfolio loans increased $67.1 million, or 0.9 percent, to $7.3 billion at March 31, 2023 compared to $7.2 billion at December 31, 2022.
As of March 31, 2023, 71.0 percent of our total loans were variable rate loans and 29.0 percent were fixed rate loans. Commercial loans, including CRE, C&I and commercial construction, comprised 72.4 percent of total portfolio loans at March 31, 2023 and 73.0 percent at December 31, 2022. The commercial loan portfolio increased $1.8 million at March 31, 2023 compared to December 31, 2022 due to an increase in CRE loans of $16.9 million, which was related to growth in business banking loans. C&I loans decreased $9.4 million and construction decreased $5.7 million compared to December 31, 2022 due to loan pay-offs and lower origination volume due to the current macro environment.
Consumer loans represent 27.6 percent of our total portfolio loans at March 31, 2023 and 27.0 percent at December 31, 2022. The consumer loan portfolio increased $65.3 million at March 31, 2023 due to growth in our consumer real estate portfolio of $70.3 million compared to December 31, 2022. Consistent with 2022, we continue to retain consumer real estate loans on our balance sheet as portfolio loans versus selling these loans in the secondary market due to a higher volume of jumbo loans and the pricing of loans in the secondary market.
Allowance for Credit Losses
We maintain an ACL at a level determined to be adequate to absorb estimated expected credit losses within the loan portfolio over the contractual life of an instrument that considers our historical loss experience, current conditions and forecasts of future economic conditions as of the balance sheet date. We develop and document a systematic ACL methodology based on the following portfolio segments: 1) Commercial Real Estate, or CRE, 2) Commercial and Industrial, or C&I, 3) Commercial Construction, 4) Business Banking, 5) Consumer Real Estate and 6) Other Consumer. Refer to Part 1. Financial Information, Note 5. Loans and Allowance for Credit Losses for details on our portfolio segments.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents activity in the ACL for the periods presented:

	Three Months Ended March 31, 2023
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$41,428	$25,710	$6,264	$12,547	$12,105	$3,286	$101,340
Impact of ASU 2022-02	—	75	215	251	278	(251)	568
Provision for credit losses on loans(1)	(1,011)	(476)	412	1,497	488	180	1,090
Charge-offs	—	(3,412)	—	(652)	(77)	(318)	(4,459)
Recoveries	9	9,400	2	37	61	65	9,574
Net Recoveries/(Charge-offs)	9	5,988	2	(615)	(16)	(253)	5,115
Balance at End of Period	$40,426	$31,297	$6,893	$13,680	$12,855	$2,962	$108,113
(1) Excludes the provision for credit losses for unfunded commitments.
The following table presents key ACL ratios for the periods presented:

	March 31, 2023	December 31, 2022
Ratio of net (recoveries) charge-offs to average loans outstanding(1)	(0.29)%	0.04%
Allowance for credit losses as a percentage of total portfolio loans	1.49%	1.41%
Allowance for credit losses to nonaccrual loans	439%	532%
(1) Year-to-date net charge-offs annualized
The ACL was $108.1 million, or 1.49 percent of total portfolio loans, at March 31, 2023 compared to $101.3 million, or 1.41 percent of total portfolio loans, at December 31, 2022. The increase in the ACL of $6.8 million was related to increases in our qualitative reserve, specific reserves on loans individually assessed and loan growth. The qualitative reserve increased $1.8 million due to a $2.2 million increase in qualitative factors related to the macro environment, which was partially offset by a $0.5 million reduction in qualitative segment specific reserves primarily due to improvement in our hotel portfolio. Specific reserves on loans individually assessed increased $4.2 million, related to a $6.8 million C&I relationship, compared to December 31, 2022.
Net loan recoveries were $5.1 million, or negative 0.29 percent of average loans, for the three months ended March 31, 2023. Refer to the "Provision for Credit Losses" section of this MD&A for further details.
Substandard loans decreased $9.5 million to $153.6 million at March 31, 2023 compared to $163.1 million at December 31, 2022. The decrease in substandard loans was primarily due to loan payoffs. Special mention loans increased $40.7 million to $261.7 million at March 31, 2023 compared to $221.0 million at December 31, 2022. The increase in special mention loans was due primarily to $27.9 million of downgrades in CRE and $15.2 million in C&I.
Our allowance for credit losses on unfunded commercial loan commitments and letters of credit provide for the risk of expected loss in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on our Condensed Consolidated Statements of Comprehensive Income (Loss). The allowance for unfunded loan commitments decreased $0.2 million to $8.0 million at March 31, 2023 compared to $8.2 million at December 31, 2022. This change was primarily related to lower unused commitments in our construction portfolio. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nonperforming assets, or NPA's, consist of nonaccrual loans and OREO. The following represents NPA's as of the dates presented:

(dollars in thousands)	March 31, 2023	December 31, 2022	$ Change
Nonaccrual Loans
Commercial real estate	$7,931	$7,323	$608
Commercial and industrial	9,348	2,974	6,374
Commercial construction	384	384	—
Consumer real estate	6,664	8,093	(1,429)
Other Consumer	317	278	39
Total Nonaccrual Loans	24,644	19,052	5,592
OREO	3,076	3,065	11
Total Nonperforming Assets	$27,720	$22,117	$5,603
Asset Quality Ratios:
Nonaccrual loans as a percent of total portfolio loans	0.34%	0.27%
Nonperforming assets as a percent of total portfolio loans plus OREO	0.38%	0.31%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past the contractual due date. Nonaccrual loans increased $5.6 million, or 29.4 percent, to $24.6 million at March 31, 2023 compared to $19.0 million at December 31, 2022. The increase in nonaccrual loans primarily related to the addition of the $6.8 million C&I relationship.
Deposits
Deposits are our primary source of funds. We have a well-diversified deposit base with a balance mix of 59 percent personal, 36 percent business and 5 percent public funds.

(dollars in thousands)	March 31, 2023%		December 31, 2022%		$ Change	%
Personal	$4,205,608	58.8%	$4,171,701	57.8%	$33,907	0.8%
Business	2,584,246	36.1%	2,666,995	36.9%	(82,749)	(3.1)%
Public funds	363,240	5.1%	381,274	5.3%	(18,034)	(4.7)%
Total Deposits	$7,153,094	100.0%	$7,219,970	100.0%	$(66,876)	(0.9)%
The following table presents the composition of deposits for the periods presented:

(dollars in thousands)	March 31, 2023	December 31, 2022	$ Change
Noninterest-bearing demand	$2,468,638	$2,588,692	$(120,054)
Interest-bearing demand	841,130	846,653	(5,523)
Money market	1,599,814	1,731,521	(131,707)
Savings	1,068,274	1,118,511	(50,237)
Certificates of deposit	1,175,238	934,593	240,645
Total Deposits	$7,153,094	$7,219,970	$(66,876)

Our total deposits decreased by less than 1 percent compared to December 31, 2022 and can be attributed to normal deposit fluctuations and competition in a higher interest rate environment. Certificates of deposit increased $240.6 million compared to December 31, 2022 mainly due to the migration of $153.0 million from other deposit categories as customers seek higher interest rates. We have total uninsured deposits of $2.4 billion, or 33 percent, of our total deposit base compared to $2.5 billion, or 34 percent at December 31, 2022.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Borrowings

(dollars in thousands)	March 31, 2023	December 31, 2022	$ Change
Short-term borrowings	$495,000	$370,000	$125,000
Long-term borrowings	14,628	14,741	(113)
Junior subordinated debt securities	54,468	54,453	15
Total Borrowings	$564,096	$439,194	$124,902

Borrowings are an additional source of funding for us. Total borrowings increased $124.9 million to $564.1 million compared to $439.2 million at December 31, 2022 primarily due to loan growth and deposit declines.
Information pertaining to short-term borrowings is summarized in the table below for the three months ended March 31, 2023 and for the twelve months ended December 31, 2022.

	Short-Term Borrowings
(dollars in thousands)	March 31, 2023	December 31, 2022
Balance at the period end	$495,000	$370,000
Average balance during the period	$451,668	$40,013
Average interest rate during the period	4.93%	4.15%
Maximum month-end balance during the period	$495,000	$370,000
Average interest rate at the period end	5.11%	4.49%
Information pertaining to long-term borrowings is summarized in the tables below for the three months ended March 31, 2023 and for the twelve months ended December 31, 2022.

	Long-Term Borrowings
(dollars in thousands)	March 31, 2023	December 31, 2022
Balance at the period end	$14,628	$14,741
Average balance during the period	$14,689	$19,090
Average interest rate during the period	2.71%	2.15%
Maximum month-end balance during the period	$14,704	$22,344
Average interest rate at the period end	2.70%	2.61%

	Junior Subordinated Debt Securities
(dollars in thousands)	March 31, 2023	December 31, 2022
Balance at the period end	$54,468	$54,453
Average balance during the period	$54,458	$54,421
Average interest rate during the period	7.50%	4.40%
Maximum month-end balance during the period	$54,468	$54,453
Average interest rate at the period end	7.34%	7.09%
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
Condition as of March 31, 2023 - Deposits" section of this MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to S&T include borrowing availability at the Federal Home Loan Bank, or FHLB, of Pittsburgh, federal funds lines with other financial institutions, the brokered deposit market and borrowing availability through the Federal Reserve Borrower-In-Custody program and the Bank Term Funding Program.
In response to recent bank failures, the Federal Reserve authorized additional funding availability to eligible depository institutions through the Bank Term Funding Program. The program is intended to help assure depositors that their institutions have an additional source of liquidity to meet their needs. Under the program, any collateral eligible for purchase by the Federal Reserve Banks in open market operations can be pledged including U.S. Treasuries, U.S. Agencies, U.S. Agency mortgage-backed securities. Collateral advances will be equal to 100% of the par value of the collateral pledged with a term of up to one year. Interest is charged at a fixed rate equal to the one-year overnight index swap rate plus 10 basis points with no prepayment penalty. As of March 31, 2023, we have $731 million of collateral available to pledge under the program and no outstanding balance.
The following table summarizes funding sources available as of the dates presented:

	March 31, 2023			December 31, 2022
(dollars in thousands)	Borrowing Capacity	Balance	Available	Borrowing Capacity	Balance	Available
FHLB	$2,964,932	$624,079	$2,340,853	$2,925,614	$491,288	$2,434,326
Federal Reserve Window	794,393	—	794,393	839,836	—	839,836
Federal Reserve BTLF	730,500	—	730,500	—	—	—
Total	$4,489,825	$624,079	$3,865,746	$3,765,450	$491,288	$3,274,162
We have contractual obligations representing required future payments on certificates of deposit, junior subordinated debt securities, operating and capital leases and purchase obligations. See the Liquidity and Capital Resources portion of our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K for more information on these future cash outflows. Certificates of deposit increased $240.6 million to $1.2 billion at March 31, 2023 compared to December 31, 2022. Short-term borrowings increased $125.0 million to $495.0 million at March 31, 2023 compared to December 31, 2022. Other than these changes, there have been no material changes to the contractual obligations previously disclosed in our 2022 Form 10-K,
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At March 31, 2023, S&T Bank had $917.9 million in highly liquid assets which consisted of $150.7 million in interest-bearing deposits with banks and $767.1 million in unpledged securities. This resulted in a highly liquid assets to total assets ratio of 10.0 percent at March 31, 2023.
We continue to maintain a strong capital position with our leverage ratio at 11.15 percent at March 31, 2023 compared to 11.06 percent at December 31, 2022, both in excess of the regulatory guideline of 5.00 percent. We continue to be well-capitalized with a risk-based Common Equity Tier 1 ratio of 13.10 percent at March 31, 2023 compared to 12.81 percent at December 31, 2022, both in excess of the regulatory guideline of 6.50 percent to be well-capitalized.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	March 31, 2023		December 31, 2022
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$989,316	11.15%	$967,708	11.06%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	960,316	13.10%	938,708	12.81%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	989,316	13.50%	967,708	13.21%
Total capital to risk-weighted assets	8.00%	10.00%	1,106,039	15.09%	1,078,897	14.73%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$957,491	10.80%	$938,377	10.73%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	957,491	13.07%	938,377	12.81%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	957,491	13.07%	938,377	12.81%
Total capital to risk-weighted assets	8.00%	10.00%	1,074,177	14.66%	1,049,566	14.33%
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
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of March 31, 2023, we had not issued any securities pursuant to this shelf registration statement.

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
The table below reflects the rate shock analyses results for the 1-12 and 13-24 month periods of pretax net interest income and EVE.

	March 31, 2023			December 31, 2022
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	14.0	19.6	(13.6)	14.6	22.0	(13.2)
300	10.4	14.5	(9.1)	11.0	16.6	(8.5)
200	6.8	9.5	(5.1)	7.4	11.2	(4.6)
100	3.4	4.8	(1.8)	3.7	5.7	(1.5)
-100	(5.7)	(8.2)	(2.5)	(6.1)	(8.8)	(2.6)
-200	(9.6)	(13.3)	(8.0)	(10.2)	(14.8)	(7.7)
-300	(13.5)	(19.0)	(18.5)	(14.1)	(21.0)	(17.0)
-400	(19.5)	(25.7)	(33.1)	(21.1)	(30.1)	(32.7)

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
Our rate shock analyses show less improvement in the percentage change in pretax net interest income in the rates up scenarios when comparing March 31, 2023 to December 31, 2022 primarily because we have more short-term borrowings. The percentage change in pretax net interest income in the rates down scenario shows an improvement when comparing March 31, 2023 to December 31, 2022 because of our increased ability to cut liability costs as deposit rates have increased and we have more short-term borrowings. Our EVE analyses show a decline in the percentage change in EVE in the rates up and rates down scenarios when comparing March 31, 2023 to December 31, 2022 due to the impact of interest rates on the value of nonmaturity deposits.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of March 31, 2023. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2023, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes to the risk factors that we have previously disclosed in Part I, Item 1A – “Risk Factors” in our 2022 Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023 other than the risks described below.

S&T BANCORP, INC. AND SUBSIDIARIES
Difficult market conditions, including rapidly rising interest rates and several bank receiverships may adversely affect our business, results of operations, liquidity and stock price. Further adverse developments affecting the financial services industry and the soundness of financial institutions and further disruption to the economy and U.S. banking system may adversely affect our business, results of operations, liquidity and stock price.
The rapid rise in interest rates during 2022, the resulting industry-wide reduction in the fair value of securities portfolios, and the related bank runs resulting in the takeover by the FDIC of two banks placed in receivership in March 2023, have caused a current state of volatility in the financial services industry and uncertainty with respect to liquidity and the health of the U.S. banking system. Although we were not directly affected by these bank receiverships, this news caused fear among depositors, which caused them to withdraw or attempt to withdraw their funds from these and other financial institutions. Uncertainty may be compounded by the reach and depth of media attention, including social media, and its ability to disseminate concerns or rumors about any events of these kinds or other similar risks, and have in the past and may in the future lead to market-wide liquidity problems. Additionally, the stock prices of many financial institutions dropped and became volatile. While the FDIC resolution of these two banks was done in a manner that fully protects depositors, it is uncertain whether the steps taken by the government will be sufficient to calm the financial markets, alleviate concerns with respect to the U.S. banking system, reduce the risk of significant depositor withdrawals at other financial institutions and thereby reduce the risk of additional banks becoming insolvent, particularly in light of an additional bank being placed in receivership in the second quarter of 2023. Furthermore, financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships, which may expose us to credit risk and losses in the event of a default by a counterparty or client. As a result of these recent events, we face the potential for reputational risk, deposit outflows and increased credit risk which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations and liquidity.
Furthermore, if such levels of financial market and economic disruption and volatility continue, if actual events or concerns or rumors involving limited liquidity, defaults, or other adverse developments, or if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened due to market-wide liquidity problems. While we maintain liquidity primarily through customer deposits and through access to other short-term funding sources, including advances from the Federal Home Loan Bank (FHLB), our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated increase or reductions in our liquidity, particularly in light of the impact of increased interest rates on the market value of investment securities. This situation could have a material adverse impact on our results of operations and financial condition.
Additionally, regulatory pressures and potential additional regulation of the financial institutions as a result of the industry developments could have material adverse effects on our business, results of operations, financial condition and growth prospects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table is a summary of our purchases of common stock during the first quarter of 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Approximate dollar value of shares that may yet be purchased under the plan
				$29,805,161
01/01/2023 - 01/31/2023	—	$—	—	29,805,161

02/01/2023 - 02/28/2023	—	—	—	29,805,161

03/01/2023 - 03/31/2023	—	—	—	29,805,161
Total	—	$—	—	$29,805,161
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None
Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

S&T BANCORP, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

May 4, 2023	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)