Form 10-Q
period 2023-06-30
S&T BANCORP INC
filed 2023-08-03
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Common Stock, $2.50 Par Value - 38,241,918 shares as of July 31, 2023

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $150,672 and $138,149 at June 30, 2023 and December 31, 2022	$227,867	$210,009
Securities available for sale, at fair value	970,372	1,002,778
Loans held for sale	541	16
Portfolio loans, net of unearned income	7,319,611	7,183,969
Allowance for credit losses	(105,757)	(101,340)
Portfolio loans, net	7,213,854	7,082,629
Bank owned life insurance	85,002	85,185
Premises and equipment, net	48,838	49,285
Federal Home Loan Bank and other restricted stock, at cost	31,271	23,035
Goodwill	373,424	373,424
Other intangible assets, net	4,709	5,378
Other assets	297,044	278,828
Total Assets	$9,252,922	$9,110,567
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,330,237	$2,588,692
Interest-bearing demand	875,174	846,653
Money market	1,583,717	1,731,521
Savings	1,018,936	1,118,511
Certificates of deposit	1,333,146	934,593
Total Deposits	7,141,210	7,219,970
Short-term borrowings	530,000	370,000
Long-term borrowings	39,513	14,741
Junior subordinated debt securities	54,483	54,453
Other liabilities	274,863	266,744
Total Liabilities	8,040,069	7,925,908
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at June 30, 2023 and December 31, 2022 Outstanding—38,241,918 shares at June 30, 2023 and 38,999,733 shares at December 31, 2022	103,623	103,623
Additional paid-in capital	406,969	406,283
Retained earnings	913,974	863,948
Accumulated other comprehensive loss	(114,043)	(112,125)
Treasury stock — 3,207,526 shares at June 30, 2023 and 2,449,711 shares at December 31, 2022, at cost	(97,670)	(77,070)
Total Shareholders’ Equity	1,212,853	1,184,659
Total Liabilities and Shareholders’ Equity	$9,252,922	$9,110,567
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Loans, including fees	$108,699	$71,018	$211,423	$135,611
Investment Securities:
Taxable	7,806	5,995	15,263	10,931
Tax-exempt	215	484	429	966
Dividends	613	102	1,121	200
Total Interest and Dividend Income	117,333	77,599	228,236	147,708
INTEREST EXPENSE
Deposits	20,102	1,790	35,005	3,643
Borrowings, junior subordinated debt securities and other	9,108	615	16,317	1,138
Total Interest Expense	29,210	2,405	51,322	4,781
NET INTEREST INCOME	88,123	75,194	176,914	142,927
Provision for credit losses	10,529	3,204	11,451	2,692
Net Interest Income After Provision for Credit Losses	77,594	71,990	165,463	140,235
NONINTEREST INCOME
Debit and credit card	4,645	4,756	9,018	9,819
Service charges on deposit accounts	3,928	4,181	8,004	8,155
Wealth management	3,185	3,247	6,133	6,489
Mortgage banking	289	466	590	1,481
Other	2,144	(20)	3,636	1,912
Total Noninterest Income	14,191	12,630	27,381	27,856
NONINTEREST EXPENSE
Salaries and employee benefits	25,391	24,811	52,992	48,523
Data processing and information technology	4,177	4,104	8,435	8,539
Occupancy	3,710	3,634	7,545	7,516
Furniture, equipment and software	3,192	2,939	6,053	5,716
Professional services and legal	2,069	2,380	3,890	4,329
Marketing	1,459	1,524	3,312	2,885
Other taxes	1,322	1,682	3,112	3,219
FDIC insurance	1,032	882	2,044	1,819
Other	7,281	6,468	13,949	13,292
Total Noninterest Expense	49,633	48,424	101,332	95,838
Income Before Taxes	42,152	36,196	91,512	72,253
Income tax expense	7,685	7,338	17,246	14,252
Net Income	$34,467	$28,858	$74,266	$58,001
Earnings per share—basic	$0.89	$0.74	$1.92	$1.48
Earnings per share—diluted	$0.89	$0.74	$1.91	$1.48
Dividends declared per share	$0.32	$0.30	$0.64	$0.59
Comprehensive Income (Loss)	$17,082	$8,730	$72,348	$(2,080)
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended June 30, 2022
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at March 31, 2022	$103,623	$403,841	$791,345	$(47,043)	$(66,816)	$1,184,950
Net income for the three months ended June 30, 2022	—	—	28,858	—	—	28,858
Other comprehensive loss, net of tax	—	—	—	(20,128)	—	(20,128)
Cash dividends declared ($0.30 per share)	—	—	(11,791)	—	—	(11,791)
Forfeitures of restricted stock awards (51,469 shares)	—	—	1,232	—	(1,610)	(378)
Repurchase of S&T Stock (151,220 shares)	—	—	—	—	(4,153)	(4,153)
Recognition of restricted stock compensation expense	—	1,000	—	—	—	1,000
Balance at June 30, 2022	$103,623	$404,841	$809,644	$(67,171)	$(72,579)	$1,178,358
See Notes to Consolidated Financial Statements

	Three months ended June 30, 2023
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at March 31, 2023	$103,623	$407,113	$890,840	$(96,658)	$(77,123)	$1,227,795
Net Income for the three months ended June 30, 2023	—	—	34,467	—	—	34,467
Other comprehensive loss, net of tax	—	—	—	(17,385)	—	(17,385)
Cash dividends declared ($0.32 per share)	—	—	(12,416)	—	—	(12,416)
Treasury stock issued for restricted stock awards (32,041 shares)	—	(997)	—	—	997	—
Forfeitures of restricted stock awards (48,853 shares)	—	—	1,083	—	(1,546)	(463)
Repurchase of S&T stock (739,426 shares)	—	—	—	—	(19,998)	(19,998)
Recognition of restricted stock compensation expense	—	853	—	—	—	853
Balance at June 30, 2023	$103,623	$406,969	$913,974	$(114,043)	$(97,670)	$1,212,853
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Six months ended June 30, 2022
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2022	$103,623	$403,095	$773,659	$(7,090)	$(66,833)	$1,206,454
Net income for the six months ended June 30, 2022	—	—	58,001	—	—	58,001
Other comprehensive loss, net of tax	—	—	—	(60,081)	—	(60,081)
Cash dividends declared ($0.59 per share)	—	—	(23,175)	—	—	(23,175)
Treasury stock issued for restricted stock awards (4,250 shares)	—	—	(135)	—	135	—
Forfeitures of restricted stock awards (55,225 shares)	—	—	1,294	—	(1,728)	(434)
Repurchase of common stock (151,220 shares)	—	—	—	—	(4,153)	(4,153)
Recognition of restricted stock compensation expense	—	1,746	—	—	—	1,746
Balance at June 30, 2022	$103,623	$404,841	$809,644	$(67,171)	$(72,579)	$1,178,358
See Notes to Consolidated Financial Statements

	Six months ended June 30, 2023
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2023	$103,623	$406,283	$863,948	$(112,125)	$(77,070)	$1,184,659
Net Income for the six months ended June 30, 2023	—	—	74,266	—	—	74,266
Other comprehensive loss, net of tax	—	—	—	(1,918)	—	(1,918)
Impact of adoption of ASU 2022-02	—	—	(447)	—	—	(447)
Cash dividends declared ($0.64 per share)	—	—	(24,910)	—	—	(24,910)
Treasury stock issued for restricted stock awards (32,041 shares)	—	(997)	—	—	997	—
Forfeitures of restricted stock awards (50,430 shares)	—	—	1,117	—	(1,599)	(482)
Repurchase of S&T Stock (739,426 shares)	—	—	—	—	(19,998)	(19,998)
Recognition of restricted stock compensation expense	—	1,683	—	—	—	1,683
Balance at June 30, 2023	$103,623	$406,969	$913,974	$(114,043)	$(97,670)	$1,212,853
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(dollars in thousands)	2023	2022
Net Cash Provided by Operating Activities	$77,704	$153,301
INVESTING ACTIVITIES
Purchases of securities	(31,725)	(311,969)
Proceeds from maturities, prepayments and calls of securities	61,532	79,759
(Redemption) purchases of Federal Home Loan Bank stock	(8,236)	1,570
Net increase in loans	(149,109)	(45,440)
Proceeds from sale of portfolio loans	8,333	4,326
Proceeds from sale of other real estate owned	24	—
Purchases of premises and equipment	(2,687)	(1,556)
Proceeds from the sale of premises and equipment	705	131
Proceeds from life insurance settlement	338	—
Net Cash Used in Investing Activities	(120,825)	(273,179)
FINANCING ACTIVITIES
Net decrease in core deposits	(477,313)	(277,322)
Net increase (decrease) in certificates of deposit	398,591	(106,915)
Net increase (decrease) in short-term borrowings	160,000	(45,232)
Proceeds from long-term borrowings	25,000	—
Repayments on long-term borrowings	(228)	(442)
Repurchase of shares for taxes on restricted stock	(482)	(434)
Cash dividends paid to common shareholders	(24,781)	(23,145)
Repurchase of common stock	(19,808)	(4,153)
Net Cash Provided by (Used in) Financing Activities	60,979	(457,643)
Net increase (decrease) in cash and cash equivalents	17,858	(577,521)
Cash and cash equivalents at beginning of period	210,009	922,215
Cash and Cash Equivalents at End of Period	$227,867	$344,694

Supplemental Disclosures
Right of use assets obtained in exchange for lease obligations	$1,846	$—
Cash paid for interest	$41,359	$5,028
Cash paid for income taxes, net of refunds	$23,625	$12,225
Transfers of loans to other real estate owned	$29	$—
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
Recently Adopted Accounting Standards Updates, or ASU, or Updated
Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provided optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments provided optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. The optional guidance generally allowed for the modified contract to be accounted for as a continuation of the existing contract and does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The amendments in this ASU were effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Addendum (Topic 848) which clarified that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance was effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this ASU defer the sunset date for applying the reference rate reform relief by two years to December 31, 2024. We adopted ASU 2020-04 and ASU 2021-01 on January 1, 2022 and ASU 2022-06 upon issuance. We utilized the LIBOR transition relief as contract modifications are made during the course of the reference rate reform transition period. ASU 2020-04, ASU 2021-01 and ASU 2022-06 did not have a material impact on our consolidated financial statements.

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
The amendments in this ASU were effective for fiscal years beginning after December 15, 2022, and interim periods therein. We adopted ASU 2022-02, as of January 1, 2023, using a modified retrospective transition approach. Results for reporting periods beginning after January 1, 2023 are presented under ASU 2022-02 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Under the previously applicable accounting guidance, commercial TDRs were individually assessed to determine if a specific reserve was required in the allowance for credit losses, or ACL. The elimination of TDRs resulted in these loans being included in homogenous pools. The adoption of this ASU resulted in a day one cumulative effective adjustment of $0.6 million which increased our ACL and decreased retained earnings. Refer to Note 5 Loans and Allowance for Credit Losses for additional disclosures related to modifications of loans to borrowers experiencing financial difficulty as well as gross charge-off vintage disclosures.
Accounting Standards Updates Issued But Not Yet Adopted
Investments Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
In March 2023, the FASB issued ASU 2023-02, Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method to allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. If certain conditions are met, a reporting entity may elect to account for its tax equity investments by using the proportional amortization method regardless of the program from which it receives income tax credits, instead of only low-income-housing tax credit (“LIHTC”) structures. This amendment also eliminates certain LIHTC specific guidance aligning the accounting with other equity investments in tax credit structures. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We are evaluating the accounting and disclosure requirements of ASU 2023-02 and do not expect them to have a material effect on our consolidated financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. EARNINGS PER SHARE
Diluted earnings per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted earnings per share. The two-class method was used to determine earnings per share for the three and six months ended June 30, 2023 and 2022. The following table reconciles the numerators and denominators of basic and diluted earnings per share calculations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Numerator for Earnings per Share—Basic and Diluted:
Net income	$34,467	$28,858	$74,266	$58,001
Less: Income allocated to participating shares	33	74	107	185
Net Income Allocated to Shareholders	$34,434	$28,784	$74,159	$57,816

Denominator for Earnings per Share—Basic:
Weighted Average Shares Outstanding—Basic	38,510,772	39,083,429	38,687,342	39,077,305

Denominator for Earnings per Share—Treasury Stock Method—Diluted:
Weighted Average Shares Outstanding—Basic	38,510,772	39,083,429	38,687,342	39,077,305
Add: Potentially dilutive shares	131,886	76,491	175,013	96,359
Denominator for Treasury Stock Method—Diluted	38,642,658	39,159,920	38,862,355	39,173,664

Denominator for Earnings per Share—Two-Class Method—Diluted:
Weighted Average Shares Outstanding—Basic	38,510,772	39,083,429	38,687,342	39,077,305
Add: Average participating shares outstanding	103,250	16,202	134,544	18,411
Denominator for Two-Class Method—Diluted	38,614,022	39,099,631	38,821,886	39,095,716

Earnings per share—basic	$0.89	$0.74	$1.92	$1.48
Earnings per share—diluted	$0.89	$0.74	$1.91	$1.48
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	3,331	1,500	1,849	94
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
There have been no changes in our valuation methodologies during the three and six months ended June 30, 2023. Refer to Note 1 Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2022 Form 10-K for more information on the valuation methodologies that we use for financial instruments recorded at fair value on a recurring or nonrecurring basis.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	June 30, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$131,235	$—	$—	$131,235
Obligations of U.S. government corporations and agencies	—	41,865	—	41,865
Collateralized mortgage obligations of U.S. government corporations and agencies	—	428,889	—	428,889
Residential mortgage-backed securities of U.S. government corporations and agencies	—	39,780	—	39,780
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	297,278	—	297,278
Obligations of states and political subdivisions	—	30,378	—	30,378
Total Available-for-Sale Debt Securities	131,235	838,190	—	969,425
Marketable equity securities	899	48	—	947
Total Securities Available for Sale	132,134	838,238	—	970,372
Securities held in a deferred compensation plan	8,625	—	—	8,625
Derivative financial assets:
Interest rate swaps - commercial loans	—	81,968	—	81,968
Total Assets	$140,759	$920,206	$—	$1,060,965
LIABILITIES
Derivative financial liabilities:
Interest rate swaps - commercial loans	$—	$81,968	$—	$81,968
Interest rate swaps - cash flow hedge	—	23,595	—	23,595
Total Liabilities	$—	$105,563	$—	$105,563

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$131,695	$—	$—	$131,695
Obligations of U.S. government corporations and agencies	—	41,811	—	41,811
Collateralized mortgage obligations of U.S. government corporations and agencies	—	428,407	—	428,407
Residential mortgage-backed securities of U.S. government corporations and agencies	—	41,587	—	41,587
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	327,313	—	327,313
Corporate obligations	—	500	—	500
Obligations of states and political subdivisions	—	30,471	—	30,471
Total Available-for-Sale Debt Securities	131,695	870,089	—	1,001,784
Marketable equity securities	952	42	—	994
Total Securities Available for Sale	132,647	870,131	—	1,002,778
Securities held in a deferred compensation plan	8,087	—	—	8,087
Derivative financial assets:
Interest rate swaps - commercial loans	—	83,449	—	83,449
Interest rate lock commitments	—	—	5	5
Forward sale contracts - mortgage loans	—	—	2	2
Total Assets	$140,734	$953,580	$7	$1,094,321
LIABILITIES
Derivative financial liabilities:
Interest rate swaps - commercial loans	$—	$83,449	$—	$83,449
Interest rate swaps - cash flow hedge	—	21,368	—	21,368
Total Liabilities	$—	$104,817	$—	$104,817
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our consolidated financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either June 30, 2023 or December 31, 2022.
At June 30, 2023, there was one Level 3 individually evaluated loan measured at fair value on a nonrecurring basis for $1.5 million. At December 31, 2022, there was one Level 3 OREO property measured at fair value for $3.1 million.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the carrying values and fair values of our financial instruments at the dates presented:

	Carrying Value(1)	Fair Value Measurements at June 30, 2023
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$227,867	$227,867	$227,867	$—	$—
Securities available for sale	970,372	970,372	132,134	838,238
Loans held for sale	541	541	—	541	—
Portfolio loans, net	7,213,854	6,888,525			6,888,525
Collateral receivable	8,761	8,761	8,761	—	—
Securities held in a deferred compensation plan	8,625	8,625	8,625	—	—
Mortgage servicing rights	6,731	9,506	—	—	9,506
Interest rate swaps - commercial loans	81,968	81,968	—	81,968	—
LIABILITIES
Deposits	$7,141,210	$7,120,051	$5,808,064	$1,311,987	$—
Collateral payable	62,449	62,449	62,449	—	—
Short-term borrowings	530,000	530,000	—	530,000	—
Long-term borrowings	39,513	38,985	—	38,985	—
Junior subordinated debt securities	54,483	54,483	—	54,483	—
Interest rate swaps - commercial loans	81,968	81,968	—	81,968	—
Interest rate swaps - cash flow hedge	23,595	23,595	—	23,595	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2022
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$210,009	$210,009	$210,009	$—	$—
Securities available for sale	1,002,778	1,002,778	132,647	870,131	—
Loans held for sale	16	16	—	16	—
Portfolio loans, net	7,082,629	6,815,167	—	—	6,815,167
Collateral receivable	6,307	6,307	6,307	—	—
Securities held in a deferred compensation plan	8,087	8,087	8,087	—	—
Mortgage servicing rights	7,147	9,994	—	—	9,994
Interest rate swaps - commercial loans	83,449	83,449	—	83,449	—
Interest rate lock commitments	5	5	—	—	5
Forward sale contracts	2	2	—	—	2
LIABILITIES
Deposits	$7,219,970	$7,194,225	$6,285,377	$908,848	$—
Collateral payable	65,065	65,065	65,065	—	—
Short-term borrowings	370,000	370,000	—	370,000	—
Long-term borrowings	14,741	14,174	—	14,174	—
Junior subordinated debt securities	54,453	54,453	—	54,453	—
Interest rate swaps - commercial loans	83,449	83,449	—	83,449	—
Interest rate swaps - cash flow hedge	21,368	21,368	—	21,368	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. SECURITIES
The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	June 30, 2023	December 31, 2022
Debt securities	$969,425	$1,001,784
Equity securities	947	994
Total Securities Available for Sale	$970,372	$1,002,778
The following tables present the amortized cost and fair value of available-for-sale debt securities as of the dates presented:

	June 30, 2023				December 31, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$144,858	$—	$(13,623)	$131,235	$145,416	$—	$(13,721)	$131,695
Obligations of U.S. government corporations and agencies	43,411	—	(1,546)	41,865	43,479	—	(1,668)	41,811
Collateralized mortgage obligations of U.S. government corporations and agencies	485,131	—	(56,242)	428,889	482,039	203	(53,835)	428,407
Residential mortgage-backed securities of U.S. government corporations and agencies	46,958	2	(7,180)	39,780	49,418	3	(7,834)	41,587
Commercial mortgage-backed securities of U.S. government corporations and agencies	320,993	—	(23,715)	297,278	352,465	—	(25,152)	327,313
Corporate obligations	—	—	—	—	500	—	—	500
Obligations of states and political subdivisions	30,525	12	(159)	30,378	30,788	55	(372)	30,471
Total Available-for-Sale Debt Securities (1)	$1,071,876	$14	$(102,465)	$969,425	$1,104,105	$261	$(102,582)	$1,001,784
(1) Excludes interest receivable of $3.3 million at June 30, 2023 and $3.7 million at December 31, 2022. Interest receivable is included in other assets in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category as of the dates presented:

	June 30, 2023
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	2	$19,225	$(445)	12	$112,010	$(13,178)	14	$131,235	$(13,623)
Obligations of U.S. government corporations and agencies	—	—	—	6	41,865	(1,546)	6	41,865	(1,546)
Collateralized mortgage obligations of U.S. government corporations and agencies	16	143,488	(6,212)	47	285,401	(50,030)	63	428,889	(56,242)
Residential mortgage-backed securities of U.S. government corporations and agencies	14	179	(2)	14	39,421	(7,178)	28	39,600	(7,180)
Commercial mortgage-backed securities of U.S. government corporations and agencies	3	29,535	(879)	31	267,743	(22,836)	34	297,278	(23,715)
Obligations of states and political subdivisions	3	22,834	(159)	—	—	—	3	22,834	(159)
Total	38	$215,261	$(7,697)	110	$746,440	$(94,768)	148	$961,701	$(102,465)

	December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	6	$57,057	$(3,363)	8	$74,638	$(10,358)	14	$131,695	$(13,721)
Obligations of U.S. government corporations and agencies	6	41,811	(1,668)	—	—	—	6	41,811	(1,668)
Collateralized mortgage obligations of U.S. government corporations and agencies	47	296,509	(28,153)	13	112,902	(25,682)	60	409,411	(53,835)
Residential mortgage-backed securities of U.S. government corporations and agencies	25	7,143	(589)	3	34,223	(7,245)	28	41,366	(7,834)
Commercial mortgage-backed securities of U.S. government corporations and agencies	30	241,009	(11,975)	7	86,304	(13,177)	37	327,313	(25,152)
Obligations of states and political subdivisions	2	20,127	(372)	—	—	—	2	20,127	(372)
Total	116	$663,656	$(46,120)	31	$308,067	$(56,462)	147	$971,723	$(102,582)
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit impairment or other factors. We do not believe any individual unrealized loss as of June 30, 2023 represents a credit impairment. There were 148 debt securities in an unrealized loss position at June 30, 2023 and 147 debt securities in an unrealized loss position at December 31, 2022. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security. We do not intend to sell, and it is more likely than not that we will not be required to sell, the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated other comprehensive income (loss), for the periods presented:

	June 30, 2023			December 31, 2022
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Total unrealized gains (losses) on available-for-sale debt securities	$14	$(102,465)	$(102,451)	$261	$(102,582)	$(102,321)
Income tax (expense) benefit	(3)	21,874	21,871	(56)	21,915	21,859
Net Unrealized Gains (Losses), Net of Tax Included in Accumulated Other Comprehensive Income (Loss)	$11	$(80,591)	$(80,580)	$205	$(80,667)	$(80,462)
The amortized cost and fair value of available-for-sale debt securities at June 30, 2023 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$17,981	$17,624
Due after one year through five years	162,227	148,717
Due after five years through ten years	27,160	25,814
Due after ten years	11,426	11,323
Available-for-Sale Debt Securities With Fixed Maturities	218,794	203,478
Debt Securities without a single maturity date
Collateralized mortgage obligations of U.S. government corporations and agencies	485,131	428,889
Residential mortgage-backed securities of U.S. government corporations and agencies	46,958	39,780
Commercial mortgage-backed securities of U.S. government corporations and agencies	320,993	297,278
Total Available-for-Sale Debt Securities	$1,071,876	$969,425
Debt securities are pledged in order to meet various regulatory and legal requirements. Restricted pledged securities had a carrying value of $18.3 million at June 30, 2023 and $17.9 million at December 31, 2022. Unrestricted pledged securities had a carrying value of $215.1 million at June 30, 2023 and $251.5 million at December 31, 2022. Any changes to restricted pledged securities require approval of the pledge beneficiary. Approval is not required for unrestricted pledged securities.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are presented net of unearned income. Unearned income consisted of net deferred loan fees and costs of $7.3 million at June 30, 2023 and $7.5 million at December 31, 2022 and a discount related to purchase accounting fair value adjustments of $4.0 million at June 30, 2023 and $4.7 million at December 31, 2022.
The following table summarizes the composition of originated and acquired loans as of the dates presented:

(dollars in thousands)	June 30, 2023	December 31, 2022
Commercial real estate	$2,582,262	$2,538,839
Commercial and industrial	1,425,483	1,510,392
Commercial construction	349,843	381,963
Business banking	1,290,871	1,205,944
Consumer real estate	1,555,521	1,421,953
Other consumer	115,631	124,878
Total Portfolio Loans	$7,319,611	$7,183,969
Loans held for sale	541	16
Total Loans (1)	$7,320,152	$7,183,985
(1) Excludes interest receivable of $30.6 million at June 30, 2023 and $28.3 million at December 31, 2022. Interest receivable is included in other assets in the Consolidated Balance Sheets.
Modifications to Borrowers Experiencing Financial Difficulty
The following table presents the amortized cost of loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented:

	Three Months Ended June 30, 2023
(dollars in thousands)	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Portfolio Segment
Commercial real estate	$1,286	$—	$1,286	0.05%
Commercial industrial	5,193	—	5,193	0.36%
Commercial construction	1,621	—	1,621	0.46%
Business banking	1,033	—	1,033	0.08%
Consumer real estate	—	—	—	—%
Total(1)	$9,133	$—	$9,133	0.12%
(1) Excludes loans that were fully paid off or fully charged-off by period end.

	Six Months Ended June 30, 2023
(dollars in thousands)	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Portfolio Segment
Commercial real estate	$14,932	$—	$14,932	0.58%
Commercial industrial	5,762	—	5,762	0.40%
Commercial construction	1,621	—	1,621	0.46%
Business banking	1,033	—	1,033	0.08%
Consumer real estate	62	194	256	0.02%
Total(1)	$23,410	$194	$23,604	0.32%
(1) Excludes loans that were fully paid off or fully charged-off by period end.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    The following table describes the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Three Months Ended June 30, 2023
	Weighted-Average Term Extension (in Months)	Weighted-Average Interest Rate Reduction
Commercial real estate	9	—
Commercial industrial	3	—
Commercial construction	5	—
Business banking	5	—
Consumer real estate	0	—

	Six Months Ended June 30, 2023
	Weighted-Average Term Extension (in Months)	Weighted-Average Interest Rate Reduction
Commercial real estate	7	—
Commercial industrial	9	—
Commercial construction	5	—
Business banking	5	—
Consumer real estate	168	2%
We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following table presents the aging analysis of modifications to borrowers experiencing financial difficulty in the last 12 months as of the date presented:

	June 30, 2023
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
Commercial real estate	$14,932	$—	$—	$—	$—	$14,932
Commercial and industrial	5,762	—	—	—	—	5,762
Commercial construction	1,621	—	—	—	—	1,621
Business banking	1,033	—	—	—	—	1,033
Consumer real estate	194	—	—	—	62	256
Total	$23,542	$—	$—	$—	$62	$23,604
There were no loans that had a payment default during the three and six months ended June 30, 2023 that were modified in the 12 months before default to borrowers experiencing financial difficulty. Additionally, we had one commitment to lend an additional $0.2 million to borrowers experiencing financial difficulty that had a modification during the three and six months ended June 30, 2023.
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
The following table summarizes TDRs as of the date presented:

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

As of June 30, 2022, we had 13 commitments to lend an additional $0.3 million on TDRs.
Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring took place that were restructured within the last 12 months prior to defaulting. There were no TDRs that defaulted during the three months ended June 30, 2022 and one TDR for $0.1 million that defaulted during the six months ended June 30, 2022.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	June 30, 2023	December 31, 2022
Nonperforming Assets
Nonaccrual Loans	$14,319	$19,052
OREO	3,666	3,065
Total Nonperforming Assets	$17,985	$22,117

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
The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the dates presented:

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2023
	Risk Rating
(dollars in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Pass	$165,422	$260,914	$401,730	$254,623	$389,410	$842,076	$27,406	$—	$2,341,581
Special mention	—	—	5,769	490	32,907	100,813	—	—	139,979
Substandard	—	—	—	1,280	13,792	85,630	—	—	100,702
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate	165,422	260,914	407,499	256,393	436,109	1,028,519	27,406	—	2,582,262
Year-to-date Gross Charge-offs	—	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	105,455	243,592	213,147	68,605	57,598	172,237	481,599	—	1,342,233
Special mention	—	683	23,698	—	—	9,640	10,366	—	44,387
Substandard	—	333	759	—	6,317	2,342	29,112	—	38,863
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial	105,455	244,608	237,604	68,605	63,915	184,219	521,077	—	1,425,483
Year-to-date Gross Charge-offs	—	—	—	—	3,412	11,808	—	—	15,220

Commercial Construction
Pass	31,718	161,284	111,178	12,574	2,862	4,538	15,653	—	339,807
Special mention	—	—	—	—	4,632	—	—	—	4,632
Substandard	—	—	—	—	3,559	1,845	—	—	5,404
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	31,718	161,284	111,178	12,574	11,053	6,383	15,653	—	349,843
Year-to-date Gross Charge-offs	—	—	—	—	—	—	—	—	—

Business Banking
Pass	148,334	274,358	219,203	91,734	99,085	331,891	101,290	619	1,266,514
Special mention	—	—	274	229	140	3,762	55	186	4,646
Substandard	—	18	2,540	462	3,168	12,808	124	591	19,711
Doubtful	—	—	—	—	—	—	—	—	—
Total Business Banking	148,334	274,376	222,017	92,425	102,393	348,461	101,469	1,396	1,290,871
Year-to-date Gross Charge-offs	—	67	43	—	70	457	25	—	662

Consumer Real Estate
Pass	124,142	320,092	150,267	102,471	69,254	205,912	550,426	21,795	1,544,359
Special mention	—	—	—	—	—	119	—	—	119
Substandard	—	211	202	150	498	6,936	591	2,455	11,043
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	124,142	320,303	150,469	102,621	69,752	212,967	551,017	24,250	1,555,521
Year-to-date Gross Charge-offs	—	—	—	3	1	29	27	57	117

Other Consumer
Pass	7,328	15,052	8,491	4,117	1,994	901	75,666	1,855	115,404
Special mention	—	—	—	—		—	—	—	—
Substandard	—	—	28	—	23	151	—	25	227
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	7,328	15,052	8,519	4,117	2,017	1,052	75,666	1,880	115,631
Year-to-date Gross Charge-offs	378	39	119	1	28	4	—	113	682

Pass	582,399	1,275,292	1,104,016	534,124	620,203	1,557,555	1,252,040	24,269	6,949,898
Special mention	—	683	29,741	719	37,679	114,334	10,421	186	193,763
Substandard	—	562	3,529	1,892	27,357	109,712	29,827	3,071	175,950
Doubtful	—	—	—	—	—	—	—	—	—
Total Loan Balance	$582,399	$1,276,537	$1,137,286	$536,735	$685,239	$1,781,601	$1,292,288	$27,526	$7,319,611

Current Year-to-date Gross Charge-offs	$378	$106	$162	$4	$3,511	$12,298	$52	$170	$16,681

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
The following tables present loan balances by year of origination and accrual and nonaccrual status for our portfolio segments as of the dates presented:

	June 30, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Accrual	$165,422	$260,914	$407,499	$256,393	$436,109	$1,027,191	$27,406	$—	$2,580,934
Nonaccrual	—	—	—	—	—	1,328	—	—	1,328
Total Commercial Real Estate	165,422	260,914	407,499	256,393	436,109	1,028,519	27,406	—	2,582,262
Commercial and Industrial
Accrual	105,455	244,608	237,604	68,605	63,915	183,887	518,757	—	1,422,831
Nonaccrual	—	—	—	—	—	332	2,320	—	2,652
Total Commercial and Industrial	105,455	244,608	237,604	68,605	63,915	184,219	521,077	—	1,425,483
Commercial Construction
Accrual	31,718	161,284	111,178	12,574	11,053	5,999	15,653	—	349,459
Nonaccrual	—	—	—	—	—	384	—	—	384
Total Commercial Construction	31,718	161,284	111,178	12,574	11,053	6,383	15,653	—	349,843
Business Banking
Accrual	148,334	274,376	222,017	92,323	102,218	345,330	101,469	1,275	1,287,342
Nonaccrual	—	—	—	102	175	3,131	—	121	3,529
Total Business Banking	148,334	274,376	222,017	92,425	102,393	348,461	101,469	1,396	1,290,871
Consumer Real Estate
Accrual	124,142	320,139	150,305	102,567	69,116	209,841	550,642	22,710	1,549,462
Nonaccrual	—	164	164	54	636	3,126	375	1,540	6,059
Total Consumer Real Estate	124,142	320,303	150,469	102,621	69,752	212,967	551,017	24,250	1,555,521
Other Consumer
Accrual	7,328	15,022	8,512	3,924	2,017	921	75,666	1,874	115,264
Nonaccrual	—	30	7	193	—	131	—	6	367
Total Other Consumer	7,328	15,052	8,519	4,117	2,017	1,052	75,666	1,880	115,631
Accrual	582,399	1,276,343	1,137,115	536,386	684,428	1,773,169	1,289,593	25,859	7,305,292
Nonaccrual	—	194	171	349	811	8,432	2,695	1,667	14,319
Total Loan Balance	$582,399	$1,276,537	$1,137,286	$536,735	$685,239	$1,781,601	$1,292,288	$27,526	$7,319,611

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
(dollars in thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Accrual	$292,732	$360,423	$269,049	$449,493	$261,941	$876,435	$21,666	$—	$2,531,739
Nonaccrual	—	—	—	—	—	7,100	—	—	7,100
Total Commercial Real Estate	292,732	360,423	269,049	449,493	261,941	883,535	21,666	—	2,538,839
Commercial and Industrial
Accrual	253,696	289,448	88,544	73,998	65,858	147,273	591,292	—	1,510,109
Nonaccrual	—	—	—	—	53	—	230	—	283
Total Commercial and Industrial	253,696	289,448	88,544	73,998	65,911	147,273	591,522	—	1,510,392
Commercial Construction
Accrual	120,655	170,691	40,762	14,442	3,953	3,792	27,284	—	381,579
Nonaccrual	—	—	—	—	—	384	—	—	384
Total Commercial Construction	120,655	170,691	40,762	14,442	3,953	4,176	27,284	—	381,963
Business Banking
Accrual	287,679	233,656	91,149	109,479	83,689	289,435	105,172	1,195	1,201,454
Nonaccrual	—	67	—	252	1,200	2,776	99	96	4,490
Total Business Banking	287,679	233,723	91,149	109,731	84,889	292,211	105,271	1,291	1,205,944
Consumer Real Estate
Accrual	296,948	148,868	91,085	73,947	31,646	196,384	553,441	23,108	1,415,427
Nonaccrual	—	135	528	636	385	3,785	208	849	6,526
Total Consumer Real Estate	296,948	149,003	91,613	74,583	32,031	200,169	553,649	23,957	1,421,953
Other Consumer
Accrual	20,054	10,819	5,303	3,270	1,034	593	82,125	1,411	124,609
Nonaccrual	—	—	124	—	—	131	—	14	269
Total Other Consumer	20,054	10,819	5,427	3,270	1,034	724	82,125	1,425	124,878
Accrual	1,271,764	1,213,905	585,892	724,629	448,121	1,513,912	1,380,980	25,714	7,164,917
Nonaccrual	—	202	652	888	1,638	14,176	537	959	19,052
Total Loan Balance	$1,271,764	$1,214,107	$586,544	$725,517	$449,759	$1,528,088	$1,381,517	$26,673	$7,183,969
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	June 30, 2023
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,580,469	$465	$—	$1,328	$1,793	$2,582,262
Commercial and industrial	1,422,831	—	—	2,652	2,652	1,425,483
Commercial construction	349,459	—	—	384	384	349,843
Business banking	1,284,602	1,437	1,303	3,529	6,269	1,290,871
Consumer real estate	1,544,967	1,577	2,918	6,059	10,554	1,555,521
Other consumer	115,023	164	77	367	608	115,631
Total	$7,297,351	$3,643	$4,298	$14,319	$22,260	$7,319,611

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,523,315	$8,424	$—	$7,100	$15,524	$2,538,839
Commercial and industrial	1,505,805	4,304	—	283	4,587	1,510,392
Commercial construction	381,579	—	—	384	384	381,963
Business banking	1,199,586	1,583	285	4,490	6,358	1,205,944
Consumer real estate	1,409,907	3,617	1,903	6,526	12,046	1,421,953
Other consumer	124,384	165	60	269	494	124,878
Total	$7,144,576	$18,093	$2,248	$19,052	$39,393	$7,183,969
The following tables present loans on nonaccrual status by class of loan for the year-to-date periods presented:

	June 30, 2023
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$7,100	$1,328	$—	$36
Commercial and industrial	283	2,652	1,500	—
Commercial construction	384	384	—	—
Business banking	4,490	3,529	—	37
Consumer real estate	6,526	6,059	—	65
Other consumer	269	367	—	—
Total	$19,052	$14,319	$1,500	$138
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

	December 31, 2022
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$31,488	$7,100	$5,649	$580
Commercial and industrial	15,239	283	—	148
Commercial construction	2,471	384	—	171
Business banking	9,641	4,490	933	228
Consumer real estate	7,294	6,526	—	257
Other consumer	158	269	—	1
Total	$66,291	$19,052	$6,582	$1,385
(1) Represents only cash payments received and applied to interest on nonaccrual loans.
The following tables present collateral-dependent loans by class of loans as of the dates presented:

June 30, 2023
Type of Collateral
(dollars in thousands)	Real Estate	Business Assets	Investment/Cash	Other
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	1,500
Commercial construction	—	—	—	—
Business banking	—	—	—	—
Consumer real estate	—	—	—	—
Total	$—	$—	$—	$1,500

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets	Investment/Cash	Other
Commercial real estate	$5,649	$—	$—	$—
Commercial and industrial	—	626	—	—
Commercial construction	1,655	—	—	—
Business banking	260	1,112	—	154
Consumer real estate	561	—	—	—
Total	$8,125	$1,738	$—	$154
The following tables present activity in the ACL for the periods presented:

	Three Months Ended June 30, 2023
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$40,426	$31,297	$6,893	$13,680	$12,855	$2,962	$108,113
Provision for credit losses on loans(1)	(544)	8,832	(154)	(157)	550	84	8,611
Charge-offs	—	(11,808)	—	(10)	(40)	(364)	(12,222)
Recoveries	955	7	—	103	53	137	1,255
Net Recoveries/(Charge-offs)	955	(11,801)	—	93	13	(227)	(10,967)
Balance at End of Period	$40,837	$28,328	$6,739	$13,616	$13,418	$2,819	$105,757
(1) Excludes the provision for credits losses for unfunded commitments.

	Three Months Ended June 30, 2022
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$48,903	$22,237	$5,329	$11,497	$9,118	$2,831	$99,915
Provision for credit losses on loans(1)	(3,678)	948	1,254	1,668	582	418	1,192
Charge-offs	(199)	(5,797)	—	(1,141)	(60)	(481)	(7,678)
Recoveries	288	4,138	—	133	33	74	4,666
Net (Charge-offs)/Recoveries	89	(1,659)	—	(1,008)	(27)	(407)	(3,012)
Balance at End of Period	$45,314	$21,526	$6,583	$12,157	$9,673	$2,842	$98,095
(1) Excludes the provision for credit losses for unfunded commitments.

	Six Months Ended June 30, 2023
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$41,428	$25,710	$6,264	$12,547	$12,105	$3,286	$101,340
Impact of ASU 2022-02	—	75	215	251	278	(251)	568
Provision for credit losses on loans(1)	(1,555)	8,356	258	1,340	1,038	264	9,701
Charge-offs	—	(15,220)	—	(662)	(117)	(682)	(16,681)
Recoveries	964	9,407	2	140	114	202	10,829
Net (Charge-offs)/Recoveries	964	(5,813)	2	(522)	(3)	(480)	(5,852)
Balance at End of Period	$40,837	$28,328	$6,739	$13,616	$13,418	$2,819	$105,757
(1) Excludes the provision for credits losses for unfunded commitments.

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

NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivatives Designated as Hedging Instruments
The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivative Assets (Included in Other Assets)				Derivative Liabilities (Included in Other Liabilities)
	June 30, 2023		December 31, 2022		June 30, 2023		December 31, 2022
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts - cash flow hedge	$—	$—	$—	$—	$500,000	$23,595	$500,000	$21,368
Total Derivatives Designated as Hedging Instruments	$—	$—	$—	$—	$500,000	$23,595	$500,000	$21,368

Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	$932,340	$81,968	$976,707	$83,449	$932,340	$81,968	$976,707	$83,449
Interest rate lock commitments - mortgage loans	—	—	126	5	—	—	—	—
Forward sales contracts - mortgage loans	—	—	130	2	—	—	—	—
Total Derivatives Not Designated as Hedging Instruments	$932,340	$81,968	$976,963	$83,456	$932,340	$81,968	$976,707	$83,449

Total Derivatives	$932,340	$81,968	$976,963	$83,456	$1,432,340	$105,563	$1,476,707	$104,817

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table indicates the gross amounts of interest rate swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Gross amounts recognized	$81,968	$83,449	$105,563	$104,817
Gross amounts offset	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	81,968	83,449	105,563	104,817
Netting adjustments (1)	(14,942)	(15,196)	(14,942)	(15,196)
Cash collateral (2)	(62,449)	(65,065)	(8,761)	(6,307)
Net Amount	$4,577	$3,188	$81,860	$83,314
(1) Netting adjustments represent the amounts recorded to convert derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance.
(2) Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess cash collateral, if any, is not reflected above.

The following table presents the effect, net of tax, of the cash flow hedges on OCI and on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three month periods presented:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Income
(dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedge	$(6,534)	$(2,575)	$(2,355)	$619
Total	$(6,534)	$(2,575)	$(2,355)	$619
The following table presents the effect, net of tax, of the cash flow hedges on OCI and on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six month periods presented:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Income
(dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedge	$(1,752)	$(4,619)	$(4,203)	$725
Total	$(1,752)	$(4,619)	$(4,203)	$725
Amounts reported in OCI related to derivatives that are designated as hedging instruments are reclassified to interest income as interest payments are received on variable rate assets. During the next twelve months, we estimate that an additional $13.3 million will be reclassified as a decrease to interest income.
The following table indicates the gain or loss recognized in income on derivatives not designated as hedging instruments for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$—	$(61)	$—	$7
Interest rate lock commitments—mortgage loans	(5)	(129)	(5)	(346)
Forward sale contracts—mortgage loans	(2)	(194)	(2)	(5)
Total Derivatives (Loss) Gain	$(7)	$(384)	$(7)	$(344)

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	June 30, 2023	December 31, 2022
Commitments to extend credit	$2,761,022	$2,713,586
Standby letters of credit	62,831	64,356
Total	$2,823,853	$2,777,942
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
The following table presents activity in the allowance for credit losses on unfunded loan commitments for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at beginning of period	$8,028	$5,375	$8,196	$5,189
Provision for credit losses	1,918	2,012	1,750	2,198
Total	$9,946	$7,387	$9,946	$7,387
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the change in components of other comprehensive income (loss) for the periods presented, net of tax effects.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(dollars in thousands)	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
Change in net unrealized gains (losses) on available-for-sale debt securities	$(14,190)	$3,013	$(11,177)	$(23,009)	$4,872	$(18,137)
Change in interest rate swap	(8,308)	1,774	(6,534)	(3,271)	696	(2,575)
Adjustment to funded status of employee benefit plans	401	(75)	326	766	(182)	584
Other Comprehensive Income (Loss)	$(22,097)	$4,712	$(17,385)	$(25,514)	$5,386	$(20,128)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(dollars in thousands)	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
Change in net unrealized gains (losses) on available-for-sale debt securities	$(130)	$12	$(118)	$(71,270)	$15,204	$(56,066)
Change in interest rate swap	(2,228)	476	(1,752)	(5,872)	1,253	(4,619)
Adjustment to funded status of employee benefit plans	(74)	26	(48)	754	(150)	604
Other Comprehensive Income (Loss)	$(2,432)	$514	$(1,918)	$(76,388)	$16,307	$(60,081)

NOTE 9. SHARE REPURCHASE PLAN
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
The following table presents repurchase activity for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Value of shares authorized to repurchase	$50,000	$50,000	$50,000	$50,000
Remaining plan capacity at the beginning of the period	$29,805	$37,442	$29,805	$37,442
Total shares repurchased	739,426	151,220	739,426	151,220
Average share price for the period	$27.06	$27.46	$27.06	$27.46
Total cost of repurchases	$19,998	$4,153	$19,998	$4,153
Remaining plan capacity at the end of the period	$9,807	$33,289	$9,807	$33,289

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations for the three and six months ended June 30, 2023 and 2022. Our MD&A should be read in conjunction with our Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.

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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. Further, we view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates as of June 30, 2023 remained unchanged from the disclosures presented in our 2022 Form 10-K under Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.3 billion at June 30, 2023. We operate in Pennsylvania and Ohio. We provide a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA”.
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
During the first quarter of 2023, the banking industry experienced significant volatility with several high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, our liquidity position and balance sheet remain strong. We have a well-diversified deposit base with a balance mix of 59 percent personal and 41 percent business accounts. Total deposits decreased by 1.1 percent compared to December 31, 2022 and can be attributed to deposit fluctuations and competition in a higher interest rate environment. We have total uninsured deposits of $2.2 billion, or 30 percent of our total deposit base. We have a strong liquidity position. In addition to our deposit base, we had remaining borrowing availability of $3.8 billion, which includes $2.3 billion with the FHLB of Pittsburgh, $776 million from the Federal Reserve Borrower-In-Custody program and $698 million from the Federal Reserve Bank Term Funding Program at June 30, 2023. Furthermore, our capital remains strong with a Common Equity Tier 1 Ratio of 13.07 percent and a total capital ratio of 15.06 percent at June 30, 2023.
Earnings Summary
The following table presents a summary of key profitability metrics for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Net income	$34,467	$28,858	$74,266	$58,001
Earnings per share - diluted	$0.89	$0.74	$1.91	$1.48
Return on average assets	1.51%	1.25%	1.64%	1.25%
Return on average shareholders' equity	11.23%	9.83%	12.29%	9.85%
Return on average tangible shareholders' equity (non-GAAP)(1)	16.32%	14.63%	17.93%	14.62%
(1) Reconciled to GAAP in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.

We recognized net income of $34.5 million, or $0.89 per diluted share, for the three months ended June 30, 2023 compared to net income of $28.9 million, or $0.74 per diluted share, for the same period in 2022. Net income increased $5.6 million for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to an increase in net interest income of $12.9 million partially offset by an increase in the provision for credit losses of $7.3 million. We recognized net income of $74.3 million, or $1.91 per diluted share, for the six months ended June 30, 2023 compared to net income of $58.0 million, or $1.48 per diluted share, for the same period in 2022. The increase in net income of $16.3 million for the six months ended June 30, 2023 compared to the same period in 2022 is primarily related to an increase in net interest income of $34.0 million offset

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
by an increase in the provision for credit losses of $8.8 million, an increase in noninterest expense of $5.5 million and an increase in income tax expense of $2.9 million.
Net interest income increased $12.9 million and $34.0 million for the three and six months ended June 30, 2023 compared to the same periods in 2022. Interest and dividend income increased $39.7 million and $80.5 million for the three and six months ended June 30, 2023 compared to the same periods in 2022. Interest expense increased $26.8 million and $46.5 million for the three and six months ended June 30, 2023 compared to the same periods in 2022. Net interest margin, or NIM, on an FTE basis (non-GAAP) increased 66 and 92 basis points for the three and six months ended June 30, 2023 compared to the same periods in 2022. The increases in net interest income and NIM on an FTE basis (non-GAAP) were primarily due to higher interest rates during 2023. NIM is reconciled to net interest margin adjusted to an FTE basis (non-GAAP) in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.
The provision for credit losses increased $7.3 million and $8.8 million to $10.5 million and $11.5 million for the three and six months ended June 30, 2023 compared to $3.2 million and $2.7 million for the same periods in 2022. The increase in the provision for credit losses for the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily due to an increase in net loan charge-offs and in our quantitative reserve related to loan growth and risk rating changes.
Noninterest income increased $1.6 million to $14.2 million for the three months ended June 30, 2023 and decreased $0.5 million to $27.4 million for the six months ended June 30, 2023 compared to the same periods in 2022. Other noninterest income increased $2.2 million for the three months ended June 30, 2023 and increased $1.7 million for the six months ended June 30, 2023 primarily due to a change in the valuation of our deferred compensation plan, which has a corresponding offset in salaries and employee benefits resulting in no impact to net income compared to the second quarter of 2022. Mortgage banking decreased $0.2 million for the three months ended June 30, 2023 and decreased $0.9 million for the six months ended June 30, 2023 due to a continued decline in loan sale activity caused by rising interest rates and a shift to holding originated mortgage loans on our balance sheet. Debit and credit card income decreased $0.1 million for the three months ended June 30, 2023 and $0.8 million for the six months ended June 30, 2023 due to decreased debit card incentive income and timing of referral merchant revenue.
Noninterest expense increased $1.2 million to $49.6 million for the three months ended June 30, 2023 and increased $5.5 million to $101.3 million for the six months ended June 30, 2023 compared to the same periods in 2022. Salaries and employee benefits increased $0.6 million for the three months ended June 30, 2023 and $4.5 million for the six months ended June 30, 2023 due to a change in the valuation of our deferred compensation plan, which has a corresponding offset in other income within noninterest income resulting in no impact to net income, higher salary expense due to new positions and annual merit increases and pension due to rising interest rates, partially offset by a decrease in incentive expenses.
The provision for income taxes increased $0.4 million to $7.7 million for the three months ended June 30, 2023 and increased $2.9 million to $17.2 million for the six months ended June 30, 2023 compared to $7.3 million and $14.3 million for the same periods in 2022, primarily due to increases in income before taxes for the 2023 periods. Our effective tax rate was 18.2 percent and 18.8 percent for the three and six months ended June 30, 2023 compared to 20.3 percent and 19.7 percent for the three and six months ended June 30, 2022. The decrease in our effective tax rate for the three and six month periods ended June 30, 2023 was primarily due to an increase in tax credits compared to the same periods in 2022.
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
The following table reconciles interest and dividend income and net interest income per the Condensed Consolidated Statements of Comprehensive Income (Loss) to interest income, net interest income and net interest margin on an FTE basis (non-GAAP) for the periods presented:

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Total interest and dividend income per Condensed Consolidated Statements of Comprehensive Income (Loss)	$117,333	$77,599	$228,236	$147,708
Adjustment to FTE basis	639	506	1,194	999
Interest Income on an FTE Basis (Non-GAAP)	$117,972	$78,105	$229,430	$148,707

Total interest and dividend income per Condensed Consolidated Statements of Comprehensive Income (Loss)	$117,333	$77,599	$228,236	$147,708
Total interest expense	29,210	2,405	51,322	4,781
Net Interest Income per Condensed Consolidated Statements of Comprehensive Income (Loss)	88,123	75,194	176,914	142,927
Adjustment to FTE basis	639	506	1,194	999
Net Interest Income on an FTE Basis (Non-GAAP)	$88,762	$75,700	$178,108	$143,926

Net interest margin	4.19%	3.53%	4.24%	3.33%
Adjustment to FTE basis	0.03%	0.03%	0.03%	0.02%
Net Interest Margin on an FTE Basis (Non-GAAP)	4.22%	3.56%	4.27%	3.35%

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Net income (annualized)	$138,248	$115,750	$149,763	$116,964
Plus: amortization of intangibles (annualized), net of tax	1,046	1,197	1,066	1,236
Net income before amortization of intangibles (annualized)	$139,294	$116,947	$150,829	$118,200

Average shareholders' equity	$1,230,615	$1,177,550	$1,218,553	$1,187,069
Less: average goodwill and other intangible assets, net of deferred tax liability	(377,280)	(378,453)	(377,427)	(378,606)
Average tangible shareholders' equity	$853,335	$799,097	$841,126	$808,463
Return on Average Tangible Shareholders' Equity (non-GAAP)	16.32%	14.63%	17.93%	14.62%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2023 Compared to
Three and Six Months Ended June 30, 2022
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

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$132,900	$1,863	5.61%	$528,413	$1,029	0.78%
Securities, at fair value(1)(2)	983,349	6,240	2.54%	1,024,106	5,601	2.19%
Loans held for sale	92	2	6.87%	1,406	14	3.95%
Commercial real estate	3,176,154	44,508	5.62%	3,197,406	32,978	4.14%
Commercial and industrial	1,684,944	29,960	7.13%	1,685,728	18,119	4.31%
Commercial construction	384,329	7,309	7.63%	404,856	3,812	3.78%
Total Commercial Loans	5,245,427	81,777	6.25%	5,287,990	54,909	4.16%
Residential mortgage	1,229,129	13,877	4.52%	939,756	9,337	3.98%
Home equity	647,070	10,638	6.59%	594,529	5,282	3.56%
Installment and other consumer	118,641	2,448	8.28%	119,041	1,590	5.36%
Consumer construction	42,879	455	4.26%	31,204	261	3.36%
Total Consumer Loans	2,037,719	27,418	5.39%	1,684,530	16,470	3.92%
Total Portfolio Loans	7,283,146	109,195	6.01%	6,972,520	71,379	4.11%
Total Loans(1)(3)	7,283,238	109,197	6.01%	6,973,926	71,393	4.11%
Total other earning assets	37,003	672	7.26%	8,939	82	3.69%
Total Interest-earning Assets	8,436,490	117,972	5.61%	8,535,384	78,105	3.67%
Noninterest-earning assets	740,299			690,207
Total Assets	$9,176,789			$9,225,591
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$847,776	$1,217	0.58%	$979,514	$176	0.07%
Money market	1,599,051	8,474	2.13%	1,930,852	709	0.15%
Savings	1,037,924	986	0.38%	1,118,346	128	0.05%
Certificates of deposit	1,235,496	9,425	3.06%	1,001,775	778	0.31%
Total Interest-bearing Deposits	4,720,247	20,102	1.71%	5,030,487	1,790	0.14%
Securities sold under repurchase agreements	—	—	—%	50,037	13	0.10%
Short-term borrowings	529,013	7,107	5.39%	—	—	—%
Long-term borrowings	32,980	341	4.14%	22,072	111	2.01%
Junior subordinated debt securities	54,474	1,035	7.62%	54,413	492	3.62%
Total Borrowings	616,467	8,483	5.52%	126,522	615	1.95%
Other interest-bearing liabilities	49,572	625	5.06%	—	—	—%
Total Interest-bearing Liabilities	5,386,286	29,210	2.18%	5,157,009	2,405	0.19%
Noninterest-bearing liabilities	2,559,888			2,891,032
Shareholders' equity	1,230,615			1,177,550
Total Liabilities and Shareholders' Equity	$9,176,789			$9,225,591
Net Interest Income (1)(2)		$88,762			$75,700
Net Interest Margin (1)(2)			4.22%			3.56%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six months ended June 30, 2023			Six months ended June 30, 2022
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$136,679	$3,346	4.90%	$641,648	$1,332	0.42%
Securities, at fair value(1)(2)	991,931	12,509	2.52%	1,013,219	10,866	2.14%
Loans held for sale	108	4	6.60%	1,475	27	3.72%
Commercial real estate	3,154,390	86,614	5.54%	3,227,156	62,323	3.89%
Commercial and industrial	1,697,956	58,474	6.94%	1,699,222	34,946	4.15%
Commercial construction	386,549	14,241	7.43%	407,048	7,141	3.54%
Total Commercial Loans	5,238,895	159,329	6.13%	5,333,426	104,410	3.95%
Residential mortgage	1,187,208	26,490	4.48%	918,132	18,299	4.00%
Home equity	648,718	20,704	6.44%	582,721	10,105	3.50%
Installment and other consumer	120,746	4,812	8.04%	114,531	3,065	5.40%
Consumer construction	44,366	984	4.47%	26,544	443	3.36%
Total Consumer Loans	2,001,038	52,990	5.33%	1,641,928	31,912	3.91%
Total Portfolio Loans	7,239,933	212,319	5.91%	6,975,354	136,322	3.94%
Total Loans(1)(3)	7,240,041	212,323	5.91%	6,976,829	136,349	3.94%
Total other earning assets	35,868	1,252	6.99%	9,108	161	3.54%
Total Interest-earning Assets	8,404,519	229,430	5.50%	8,640,804	148,708	3.47%
Noninterest-earning assets	747,464			699,097
Total Assets	$9,151,983			$9,339,901
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$836,263	$1,890	0.46%	$983,057	$361	0.07%
Money market	1,634,820	16,222	2.00%	1,993,009	1,455	0.15%
Savings	1,063,887	1,792	0.34%	1,113,723	206	0.04%
Certificates of deposit	1,144,484	15,101	2.66%	1,035,793	1,621	0.32%
Total Interest-bearing Deposits	4,679,454	35,005	1.51%	5,125,582	3,644	0.14%
Securities sold under repurchase agreements	—	—	—%	65,826	33	0.10%
Short-term borrowings	490,554	12,594	5.18%	—	—	—%
Long-term borrowings	23,885	439	3.71%	22,190	218	1.98%
Junior subordinated debt securities	54,466	2,042	7.56%	54,406	887	3.29%
Total Borrowings	568,905	15,075	5.34%	142,422	1,138	1.61%
Other interest-bearing liabilities	52,107	1,242	4.81%	—	—	—%
Total Interest-bearing Liabilities	5,300,466	51,322	1.95%	5,268,004	4,781	0.18%
Noninterest-bearing liabilities	2,632,964			2,884,828
Shareholders' equity	1,218,553			1,187,069
Total Liabilities and Shareholders' Equity	$9,151,983			$9,339,901
Net Interest Income (1)(2)		$178,108			$143,926
Net Interest Margin (1)(2)			4.27%			3.35%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.

Net interest income on an FTE basis (non-GAAP) increased $13.1 million, or 17.3 percent, and $34.2 million, or 23.7 percent, for the three and six months ended June 30, 2023 compared to the same periods in 2022. The net interest margin, or NIM, on an FTE basis (non-GAAP) increased 66 and 92 basis points for the three and six months ended June 30, 2023 compared to the same periods in 2022. The increases in net interest income and NIM on an FTE basis (non-GAAP) were primarily due to higher interest rates during 2023.
Interest income on an FTE basis (non-GAAP) increased $39.9 million and $80.7 million for the three and six months ended June 30, 2023 compared to the same periods in 2022. The increase in interest income on an FTE basis (non-GAAP) was primarily due to higher interest rates. Average loan balances increased $309.3 million and $263.2 million for the three and six months ended June 30, 2023 compared to the same periods in 2022. The average yield on loans increased 190 and 197 basis points for the three and six months ended June 30, 2023 compared to the same periods in 2022 due to increased interest rates.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Average interest-bearing deposits with banks decreased $395.5 million and $505.0 million for the three and six months ended June 30, 2023 compared to the same periods in 2022 due to decreased deposit balances and increased loans. The average yield on interest-bearing deposits with banks increased 483 and 448 basis points for the three and six months ended June 30, 2023 compared to the same periods in 2022 due to increased interest rates. Overall, the FTE rate (non-GAAP) on interest-earning assets increased 194 and 203 basis points for the three and six months ended June 30, 2023 compared to the same periods in 2022.
Interest expense increased $26.8 million and $46.5 million for the three and six months ended June 30, 2023 compared to the same periods in 2022. The increase in interest expense was primarily due to higher interest rates. Average interest-bearing deposits decreased $310.2 million and $446.1 million for the three and six months ended June 30, 2023 compared to the same periods in 2022. The decrease was due to the competitive market driven by rising interest rates. The average rate paid on interest-bearing deposits increased 157 and 137 basis points for the three and six months ended June 30, 2023 compared to the same periods in 2022. Certificates of deposit increased $233.7 million and $108.7 million and the average rate paid on certificates of deposit increased 275 and 234 basis points for the three and six months ended June 30, 2023 compared to the same periods in 2022. The increase in certificates of deposit was primarily due to higher interest rates resulting in customers moving deposits to higher yield accounts. Average borrowings increased $489.9 million and $426.5 million and the average rate paid on borrowings increased 357 and 373 basis points for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to decreased deposit balances and increased loans. Overall, the cost of interest-bearing liabilities increased 199 and 177 basis points for the three and six months ended June 30, 2023 compared to the same periods in 2022.
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2023 Compared to June 30, 2022			Six Months Ended June 30, 2023 Compared to June 30, 2022
(dollars in thousands)	Volume (4)	Rate (4)	Total	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$(771)	$1,605	$834	$(1,049)	$3,062	$2,013
Securities, at fair value(1)(2)	(223)	862	639	(228)	1,872	1,644
Loans held for sale	(13)	1	(12)	(25)	2	(23)
Commercial real estate	(220)	11,750	11,530	(1,405)	25,696	24,291
Commercial and industrial	(8)	11,849	11,841	(26)	23,554	23,528
Commercial construction	(193)	3,690	3,497	(360)	7,460	7,100
Total Commercial Loans	(421)	27,289	26,868	(1,791)	56,710	54,919
Residential mortgage	2,874	1,665	4,539	5,364	2,828	8,192
Home equity	467	4,889	5,356	1,144	9,455	10,599
Installment and other consumer	(5)	864	859	166	1,581	1,747
Consumer construction	98	96	194	297	244	541
Total Consumer Loans	3,434	7,514	10,948	6,971	14,108	21,079
Total Portfolio Loans	3,013	34,803	37,816	5,180	70,818	75,998
Total Loans (1)(3)	3,000	34,804	37,804	5,155	70,820	75,975
Total other earning assets	260	330	590	474	617	1,091
Change in Interest Earned on Interest-earning Assets	$2,266	$37,601	$39,867	$4,352	$76,371	$80,723
Interest paid on:
Interest-bearing demand	$(24)	$1,065	$1,041	$(54)	$1,583	$1,529
Money market	(122)	7,887	7,765	(262)	15,029	14,767
Savings	(9)	867	858	(9)	1,596	1,587
Certificates of deposit	182	8,466	8,648	170	13,309	13,479
Total Interest-bearing Deposits	27	18,285	18,312	(155)	31,517	31,362
Securities sold under repurchase agreements	(13)	—	(13)	(33)	—	(33)
Short-term borrowings	7,107	—	7,107	12,594	—	12,594
Long-term borrowings	55	175	230	17	205	222
Junior subordinated debt securities	1	543	544	1	1,154	1,155
Total Borrowings	7,150	718	7,868	12,579	1,359	13,938
Other interest-bearing liabilities	625	1	626	1,242	—	1,242
Change in Interest Paid on Interest-bearing Liabilities	7,802	19,004	26,806	13,666	32,876	46,542
Change in Net Interest Income	$(5,536)	$18,597	$13,061	$(9,314)	$43,495	$34,181

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
Provision for Credit Losses
The provision for credit losses includes a provision for losses on loans and on unfunded commitments. The provision for credit losses fluctuates based on changes in loan balances, risk ratings, net loan charge-offs/recoveries, the macro environment and our CECL forecast. The provision for credit losses increased $7.3 million and $8.8 million to $10.5 million and $11.5 million for the three and six months ended June 30, 2023 compared to $3.2 million and $2.7 million for the same periods in 2022. The provision for credit losses included $1.9 million and $1.7 million for the reserve for unfunded commitments for the three and six months ended June 30, 2023 compared to $2.0 million and $2.2 million for the same periods in 2022. The increase in the provision for credit losses for the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily due to an increase in net loan charge-offs and in our quantitative reserve related to loan growth and risk rating changes.
For the three and six months ended June 30, 2023, we had net loan charge-offs of $11.0 million and $5.9 million compared to $3.0 million and $1.0 million for the same periods in 2022. During the three months ended June 30, 2023, our most significant charge-offs were to two C&I relationships totaling $11.0 million. During the six months ended June 30, 2023, in addition to the two charge-offs mentioned above, we had a $3.4 million charge-off of a C&I relationship, which was partially offset by a $9.3 million recovery from a customer fraud.
Refer to the "Allowance for Credit Losses" section of this MD&A for further details.
Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Debit and credit card	$4,645	$4,756	$(111)	(2.3)%	$9,018	$9,819	$(801)	(8.2)%
Service charges on deposit accounts	3,928	4,181	(253)	(6.1)%	8,004	8,155	(151)	(1.9)%
Wealth management	3,185	3,247	(62)	(1.9)%	6,133	6,489	(356)	(5.5)%
Mortgage banking	289	466	(177)	(38.0)%	590	1,481	(891)	(60.2)%
Other	2,144	(20)	2,164	NM	3,636	1,912	1,724	90.2%
Total Noninterest Income	$14,191	$12,630	$1,561	12.4%	$27,381	$27,856	$(475)	(1.7)%
NM - not meaningful

Noninterest income increased $1.6 million to $14.2 million for the three months ended June 30, 2023 and decreased $0.5 million to $27.4 million for the six months ended June 30, 2023 compared to the same periods in 2022. Other noninterest income increased $2.2 million for the three months ended June 30, 2023 primarily due to a change in the valuation of our deferred compensation plan, which has a corresponding offset in salaries and employee benefits resulting in no impact to net income compared to the second quarter of 2022, and a gain on OREO of $0.6 million. Other noninterest income increased $1.7 million for the six months ended June 30, 2023 primarily due to the above noted change in valuation of our deferred compensation plan partially offset by declines in commercial loan swap income of $0.7 million and bank-owned life insurance income of $0.3 million. Mortgage banking decreased $0.2 million for the three months ended June 30, 2023 and decreased $0.9 million for the six months ended June 30, 2023 due to a continued decline in loan sale activity caused by rising interest rates and a shift to holding originated mortgage loans on our balance sheet. Debit and credit card income decreased $0.1 million for the three months ended June 30, 2023 and $0.8 million for the six months ended June 30, 2023 due to decreased debit card incentive income and timing of referral merchant revenue.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Salaries and employee benefits	$25,391	$24,811	$580	2.3%	$52,992	$48,523	$4,469	9.2%
Data processing and information technology	4,177	4,104	73	1.8%	8,435	8,539	(104)	(1.2)%
Occupancy	3,710	3,634	76	2.1%	7,545	7,516	29	0.4%
Furniture, equipment and software	3,192	2,939	253	8.6%	6,053	5,716	337	5.9%
Professional services and legal	2,069	2,380	(311)	(13.1)%	3,890	4,329	(439)	(10.1)%
Marketing	1,459	1,524	(65)	(4.3)%	3,312	2,885	427	14.8%
Other taxes	1,322	1,682	(360)	(21.4)%	3,112	3,219	(107)	(3.3)%
FDIC insurance	1,032	882	150	17.0%	2,044	1,819	225	12.4%
Other	7,281	6,468	813	12.6%	13,949	13,292	657	4.9%
Total Noninterest Expense	$49,633	$48,424	$1,209	2.5%	$101,332	$95,838	$5,494	5.7%
Noninterest expense increased $1.2 million to $49.6 million for the three months ended June 30, 2023 and increased $5.5 million to $101.3 million for the six months ended June 30, 2023 compared to the same periods in 2022. Salaries and employee benefits increased $0.6 million for the three months ended June 30, 2023 and $4.5 million for the six months ended June 30, 2023 due to a change in the valuation of our deferred compensation plan, which has a corresponding offset in other income within noninterest income resulting in no impact to net income, higher salary expense due to new positions and annual merit increases and pension due to rising interest rates, partially offset by a decrease in incentive expenses. Other noninterest expenses increased $0.8 million and $0.7 million for the three and six month periods primarily due to loan related expenses and increased expenses in amortization related to our qualified affordable housing projects.
Provision for Income Taxes
The provision for income taxes increased $0.4 million to $7.7 million for the three months ended June 30, 2023 and increased $2.9 million to $17.2 million for the six months ended June 30, 2023 compared to $7.3 million and $14.3 million for the same periods in 2022, primarily due to increases in income before taxes for the 2023 periods. Our effective tax rate was 18.2 percent and 18.8 percent for the three and six months ended June 30, 2023 compared to 20.3 percent and 19.7 percent for the three and six months ended June 30, 2022. The decrease in our effective tax rate for the three and six month periods ended June 30, 2023 was primarily due to an increase in tax credits compared to the same periods in 2022.
Financial Condition as of June 30, 2023
Total assets increased $142.4 million to $9.3 billion at June 30, 2023 compared to $9.1 billion at December 31, 2022. Cash and due from banks increased $17.9 million to $227.9 million at June 30, 2023 compared to $210.0 million at December 31, 2022. Total portfolio loans increased $135.6 million to $7.3 billion at June 30, 2023 compared to $7.2 billion at December 31, 2022. The increase in loans primarily related to consumer loan growth of $155.5 million with an increase in consumer real estate of $164.8 million compared to December 31, 2022. The commercial loan portfolio decreased $19.9 million at June 30, 2023 compared to December 31, 2022 due to decreases of $79.6 million in C&I and $36.3 million in construction loans offset by an increase of $96.0 million in CRE loans.
Securities decreased $32.4 million to $970.4 million at June 30, 2023 from $1.0 billion at December 31, 2022. The bond portfolio was in a net unrealized loss position of $102.5 million at June 30, 2023 compared to a net unrealized loss position of $102.3 million at December 31, 2022.
Our deposits decreased $78.8 million to $7.1 billion at June 30, 2023 compared to $7.2 billion at December 31, 2022 and can be attributed to current economic conditions and competition in a higher interest rate environment. Certificates of deposit increased $398.6 million mainly due to migration from other deposit categories and an increase in brokered certificates of deposit of $100.0 million. Noninterest-bearing demand deposits decreased $258.5 million, money market decreased $147.8 million and savings decreased $99.6 million compared to December 31, 2022. The decreases were primarily attributed to deposit fluctuations and competition in a higher interest rate environment.
Total borrowings increased $184.8 million to $624.0 million at June 30, 2023 compared to $439.2 million at December 31, 2022 primarily due to loan growth and a decline in deposits.
Total shareholders’ equity increased by $28.2 million to $1.2 billion at June 30, 2023 compared to December 31, 2022. The increase was primarily due to net income of $74.3 million, offset by dividends of $24.9 million, common stock repurchases of $20.0 million and other comprehensive losses of $1.9 million.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Securities Activity

(dollars in thousands)	June 30, 2023	December 31, 2022	$ Change
U.S. Treasury securities	$131,235	$131,695	$(460)
Obligations of U.S. government corporations and agencies	41,865	41,811	54
Collateralized mortgage obligations of U.S. government corporations and agencies	428,889	428,407	482
Residential mortgage-backed securities of U.S. government corporations and agencies	39,780	41,587	(1,807)
Commercial mortgage-backed securities of U.S. government corporations and agencies	297,278	327,313	(30,035)
Corporate obligations	—	500	(500)
Obligations of states and political subdivisions	30,378	30,471	(93)
Available-for-Sale Debt Securities	969,425	1,001,784	(32,359)
Equity securities	947	994	(47)
Total Securities Available for Sale	$970,372	$1,002,778	$(32,406)
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities decreased $32.4 million to $970.4 million at June 30, 2023 compared to $1.0 billion at December 31, 2022.
At June 30, 2023, our bond portfolio was in a net unrealized loss position of $102.5 million compared to a net unrealized loss position of $102.3 million at December 31, 2022. At June 30, 2023, our bond portfolio had gross unrealized losses of $102.5 million and minimal gross unrealized gains, compared to December 31, 2022, when total gross unrealized losses were $102.6 million offset by gross unrealized gains of $0.3 million.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loan Composition

	June 30, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	$ Change	% Change
Commercial
Commercial real estate	$3,224,180	44.0%	$3,128,187	43.5%	$95,993	3.1%
Commercial and industrial	1,639,332	22.4%	1,718,976	23.9%	(79,644)	(4.6)%
Commercial construction	363,100	5.0%	399,371	5.6%	(36,271)	(9.1)%
Total Commercial Loans	5,226,612	71.4%	5,246,534	73.0%	(19,922)	(0.4)%
Consumer
Consumer real estate	1,977,365	27.0%	1,812,539	25.2%	164,826	9.1%
Other consumer	115,634	1.6%	124,896	1.8%	(9,262)	(7.4)%
Total Consumer Loans	2,092,999	28.6%	1,937,435	27.0%	155,564	8.0%
Total Portfolio Loans	7,319,611	100.0%	7,183,969	100.0%	135,642	1.9%
Loans held for sale	541		16		525	NM
Total Loans	$7,320,152		$7,183,985		$136,167	1.9%
NM - not meaningful
The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower’s industry or the overall economic climate can significantly impact the borrower’s ability to pay.
Total portfolio loans increased $135.6 million, or 1.9 percent, to $7.3 billion at June 30, 2023 compared to $7.2 billion at December 31, 2022.
As of June 30, 2023, 68 percent of our total loans were variable rate loans and 32 percent were fixed rate loans compared to 72 percent variable rate and 28 percent fixed rate at December 31, 2022. Commercial loans, including CRE, C&I and commercial construction, comprised 71.4 percent of total portfolio loans at June 30, 2023 and 73.0 percent at December 31, 2022. The commercial loan portfolio decreased $19.9 million at June 30, 2023 compared to December 31, 2022 due to decreases of $79.6 million in C&I and $36.3 million in construction loans as a result of loan pay-offs and lower origination volume due to the current macro environment. The decrease in commercial loans was partially offset by an increase of $96.0 million in CRE loans due to growth in business banking loans and higher origination volume.
Consumer loans represent 28.6 percent of our total portfolio loans at June 30, 2023 and 27.0 percent at December 31, 2022. The consumer loan portfolio increased $155.6 million at June 30, 2023 due to growth in our consumer real estate portfolio of $164.8 million compared to December 31, 2022. Consistent with 2022, we continue to retain consumer real estate loans on our balance sheet as portfolio loans versus selling these loans in the secondary market due to a higher volume of jumbo loans and the pricing of loans in the secondary market.
Allowance for Credit Losses
We maintain an ACL at a level determined to be adequate to absorb estimated expected credit losses within the loan portfolio over the contractual life of an instrument that considers our historical loss experience, current conditions and forecasts of future economic conditions as of the balance sheet date. We develop and document a systematic ACL methodology based on the following portfolio segments: 1) Commercial Real Estate, or CRE, 2) Commercial and Industrial, or C&I, 3) Commercial Construction, 4) Business Banking, 5) Consumer Real Estate and 6) Other Consumer. Refer to Part 1. Financial Information, Note 5 Loans and Allowance for Credit Losses for details on our portfolio segments.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents activity in the ACL for the periods presented:

	Six Months Ended June 30, 2023
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$41,428	$25,710	$6,264	$12,547	$12,105	$3,286	$101,340
Impact of ASU 2022-02	—	75	215	251	278	(251)	568
Provision for credit losses on loans(1)	(1,555)	8,356	258	1,340	1,038	264	9,701
Charge-offs	—	(15,220)	—	(662)	(117)	(682)	(16,681)
Recoveries	964	9,407	2	140	114	202	10,829
Net Recoveries/(Charge-offs)	964	(5,813)	2	(522)	(3)	(480)	(5,852)
Balance at End of Period	$40,837	$28,328	$6,739	$13,616	$13,418	$2,819	$105,757
(1) Excludes the provision for credit losses for unfunded commitments.
The following table presents key ACL ratios for the periods presented:

	June 30, 2023	December 31, 2022
Ratio of net (recoveries) charge-offs to average loans outstanding(1)	0.16%	0.04%
Allowance for credit losses as a percentage of total portfolio loans	1.44%	1.41%
Allowance for credit losses to nonaccrual loans	739%	532%
(1) Year-to-date net charge-offs annualized
The ACL was $105.8 million, or 1.44 percent of total portfolio loans, at June 30, 2023 compared to $101.3 million, or 1.41 percent of total portfolio loans, at December 31, 2022. The increase in the ACL of $4.5 million was primarily related to a $2.8 million increase in our quantitative reserve due to loan growth in our consumer real estate and business banking portfolios and risk rating downgrades in our C&I portfolio. The qualitative reserve increased $1.7 million due to a $2.0 million increase in qualitative factors related to the macro environment, which was partially offset by a $0.3 million reduction in qualitative segment specific reserve primarily due to improvement in our healthcare and hotel portfolios.
Net loan charge-offs were $5.9 million, or 0.16 percent of average loans, for the six months ended June 30, 2023. Refer to the "Provision for Credit Losses" section of this MD&A for further details.
Substandard loans increased $12.9 million to $176.0 million at June 30, 2023 compared to $163.1 million at December 31, 2022. The increase in substandard loans was primarily due to risk rating downgrades from special mention to substandard in our C&I and CRE portfolios which occurred during the three months ended June 30, 2023. Special mention loans decreased $27.3 million to $193.8 million at June 30, 2023 compared to $221.1 million at December 31, 2022. The decrease in special mention loans was primarily due to the risk rating downgrades mentioned above and loan payoffs.
Our allowance for credit losses on unfunded commercial loan commitments and letters of credit provide for the risk of expected loss in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on our Condensed Consolidated Statements of Comprehensive Income (Loss). The allowance for unfunded loan commitments increased $1.7 million to $9.9 million at June 30, 2023 compared to $8.2 million at December 31, 2022. The increase was due to increased loss rates and unused commitments in the C&I portfolio. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nonperforming assets, or NPA's, consist of nonaccrual loans and OREO. The following represents NPA's as of the dates presented:

(dollars in thousands)	June 30, 2023	December 31, 2022	$ Change
Nonaccrual Loans
Commercial real estate	$1,859	$7,323	$(5,464)
Commercial and industrial	4,842	2,974	1,868
Commercial construction	384	384	—
Consumer real estate	6,867	8,093	(1,226)
Other Consumer	367	278	89
Total Nonaccrual Loans	14,319	19,052	(4,733)
OREO	3,666	3,065	601
Total Nonperforming Assets	$17,985	$22,117	$(4,132)
Asset Quality Ratios:
Nonaccrual loans as a percent of total portfolio loans	0.20%	0.27%
Nonperforming assets as a percent of total portfolio loans plus OREO	0.25%	0.31%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past the contractual due date. Nonaccrual loans decreased $4.7 million, or 24.8 percent, to $14.3 million at June 30, 2023 compared to $19.0 million at December 31, 2022. The decrease in nonaccrual loans primarily related to the payoff of a $5.4 million CRE loan.
Deposits
Deposits are our primary source of funds. We have a well-diversified deposit base with a balance mix of 59 percent personal, 36 percent business and 5 percent public funds.

	June 30, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Deposits	Amount	% of Deposits	$ Change	% Change
Personal	$4,212,860	59.0%	$4,171,701	57.8%	$41,159	1.0%
Business	2,578,635	36.1%	2,666,995	36.9%	(88,360)	(3.3)%
Public funds	349,715	4.9%	381,274	5.3%	(31,559)	(8.3)%
Total Deposits	$7,141,210	100.0%	$7,219,970	100.0%	$(78,760)	(1.1)%
The following table presents the composition of deposits for the periods presented:

(dollars in thousands)	June 30, 2023	December 31, 2022	$ Change
Noninterest-bearing demand	$2,330,237	$2,588,692	$(258,455)
Interest-bearing demand	875,174	846,653	28,521
Money market	1,583,717	1,731,521	(147,804)
Savings	1,018,936	1,118,511	(99,575)
Certificates of deposit	1,333,146	934,593	398,553
Total Deposits	$7,141,210	$7,219,970	$(78,760)

Our total deposits decreased by $78.8 million, or 1.1% percent, compared to December 31, 2022 and can be attributed to current economic conditions and competition in a higher interest rate environment. Certificates of deposit increased $398.6 million compared to December 31, 2022 mainly due to the migration of $160.9 million from other deposit categories as customers continue to seek higher interest rates and supplemented by the issuance of $100.0 million of brokered certificates of deposit in 2023. As a member of the IntraFi network, we are able to offer our customers insurance coverage on deposit balances in excess of the FDIC insurance limits. IntraFi balances included in interest-bearing demand increased $114.3 million to $179.8 million at June 30, 2023 compared to $65.5 million at December 31, 2022. We have total uninsured deposits of $2.2 billion, or 30 percent, of our total deposit base compared to $2.5 billion, or 34 percent, at December 31, 2022.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Borrowings

(dollars in thousands)	June 30, 2023	December 31, 2022	$ Change
Short-term borrowings	$530,000	$370,000	$160,000
Long-term borrowings	39,513	14,741	24,772
Junior subordinated debt securities	54,483	54,453	30
Total Borrowings	$623,996	$439,194	$184,802

Borrowings are an additional source of funding for us. Total borrowings increased $184.8 million to $624.0 million compared to $439.2 million at December 31, 2022 primarily due to loan growth and deposit declines.
Information pertaining to short-term borrowings is summarized in the table below for the six months ended June 30, 2023 and for the twelve months ended December 31, 2022.

	Short-Term Borrowings
(dollars in thousands)	June 30, 2023	December 31, 2022
Balance at the period end	$530,000	$370,000
Average balance during the period	$490,554	$40,013
Average interest rate during the period	5.18%	4.15%
Maximum month-end balance during the period	$540,000	$370,000
Average interest rate at the period end	5.43%	4.49%
Information pertaining to long-term borrowings and junior subordinated debt securities is summarized in the tables below for the six months ended June 30, 2023 and for the twelve months ended December 31, 2022.

	Long-Term Borrowings
(dollars in thousands)	June 30, 2023	December 31, 2022
Balance at the period end	$39,513	$14,741
Average balance during the period	$23,885	$19,090
Average interest rate during the period	3.71%	2.15%
Maximum month-end balance during the period	$39,589	$22,344
Average interest rate at the period end	4.29%	2.61%

	Junior Subordinated Debt Securities
(dollars in thousands)	June 30, 2023	December 31, 2022
Balance at the period end	$54,483	$54,453
Average balance during the period	$54,466	$54,421
Average interest rate during the period	7.56%	4.40%
Maximum month-end balance during the period	$54,483	$54,453
Average interest rate at the period end	7.94%	7.09%
On June 12, 2023, notices were provided to holders to redeem $5.0 million in trust preferred securities, along with $0.2 million in common equity issued by the Trust and held by us. As a result, the junior subordinated debt securities, which are due in 2031, will be redeemed concurrently. The redemptions are pursuant to the optional redemption provisions of the underlying indenture and occurred on July 25, 2023.

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
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing and attract new deposits, mitigating any funding dependency on other more volatile sources. Refer to the "Financial Condition as of June 30, 2023 - Deposits" section of this MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to S&T include borrowing availability at the Federal Home Loan Bank, or FHLB, of Pittsburgh, federal funds lines with other financial institutions and the brokered deposit market. Additionally, S&T has borrowing availability through the Federal Reserve Borrower-In-Custody Program and the Bank Term Funding Program, or BTFP.
In response to recent bank failures, the Federal Reserve authorized additional funding availability to eligible depository institutions through the Bank Term Funding Program. The program is intended to help assure depositors that their institutions have an additional source of liquidity to meet their needs. Under the program, any collateral eligible for purchase by the Federal Reserve Banks in open market operations can be pledged including U.S. Treasury securities, U.S. Agencies and U.S. Agency mortgage-backed securities. Collateral advances will be equal to 100% of the par value of the collateral pledged with a term of up to one year. Interest is charged at a fixed rate equal to the one-year overnight index swap rate plus 10 basis points with no prepayment penalty. As of June 30, 2023, we have $698.2 million of collateral available to pledge under the program and no outstanding balance.
Available borrowing capacity exceeds uninsured deposits of $2.2 billion. The following table summarizes funding sources available as of the dates presented:

	June 30, 2023			December 31, 2022
(dollars in thousands)	Borrowing Capacity	Balance	Available	Borrowing Capacity	Balance	Available
FHLB	$3,030,177	$683,507	$2,346,670	$2,925,614	$491,288	$2,434,326
Federal Reserve Window	776,434	—	776,434	839,836	—	839,836
Federal Reserve BTFP	698,195	—	698,195	—	—	—
Total	$4,504,806	$683,507	$3,821,299	$3,765,450	$491,288	$3,274,162
We have contractual obligations representing required future payments on certificates of deposit, junior subordinated debt securities, operating and capital leases and purchase obligations. See the Liquidity and Capital Resources portion of our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K for more information on these future cash outflows. Certificates of deposit increased $398.6 million to $1.3 billion at June
30, 2023 compared to December 31, 2022. Short-term borrowings increased $160.0 million to $530.0 million at June 30, 2023 compared to December 31, 2022. Other than these changes, there have been no material changes to the contractual obligations previously disclosed in our 2022 Form 10-K.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At June 30, 2023, S&T Bank had $886.7 million in highly liquid assets which consisted of $150.1 million in interest-bearing deposits with banks and $736.0 million in unpledged securities. This resulted in a highly liquid assets to total assets ratio of 9.6 percent at June 30, 2023.
We continue to maintain a strong capital position with our leverage ratio at 11.12 percent at June 30, 2023 compared to 11.06 percent at December 31, 2022, both in excess of the regulatory guideline of 5.00 percent. We continue to be well-

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
capitalized with a risk-based Common Equity Tier 1 ratio of 13.07 percent at June 30, 2023 compared to 12.81 percent at December 31, 2022, both in excess of the regulatory guideline of 6.50 percent to be well-capitalized.
The following table summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	June 30, 2023		December 31, 2022
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$991,967	11.12%	$967,708	11.06%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	962,967	13.07%	938,708	12.81%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	991,967	13.47%	967,708	13.21%
Total capital to risk-weighted assets	8.00%	10.00%	1,109,137	15.06%	1,078,897	14.73%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$953,414	10.69%	$938,377	10.73%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	953,414	12.96%	938,377	12.81%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	953,414	12.96%	938,377	12.81%
Total capital to risk-weighted assets	8.00%	10.00%	1,070,490	14.55%	1,049,566	14.33%
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
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of June 30, 2023, we had not issued any securities pursuant to this shelf registration statement.

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
The table below reflects the rate shock analyses results for the 1-12 and 13-24 month periods of pretax net interest income and EVE.

	June 30, 2023			December 31, 2022
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	10.8	13.9	(25.4)	14.6	22.0	(13.2)
300	8.0	10.2	(18.6)	11.0	16.6	(8.5)
200	5.3	6.6	(11.9)	7.4	11.2	(4.6)
100	2.6	3.3	(5.3)	3.7	5.7	(1.5)
-100	(4.7)	(6.4)	2.4	(6.1)	(8.8)	(2.6)
-200	(7.3)	(9.6)	2.0	(10.2)	(14.8)	(7.7)
-300	(10.2)	(14.1)	(3.1)	(14.1)	(21.0)	(17.0)
-400	(15.9)	(21.3)	(17.0)	(21.1)	(30.1)	(32.7)

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
Our rate shock analyses show less improvement in the percentage change in pretax net interest income in the rates up scenarios when comparing June 30, 2023 to December 31, 2022 primarily because we have a different deposit mix and more short-term borrowings. The percentage change in pretax net interest income in the rates down scenario shows an improvement when comparing June 30, 2023 to December 31, 2022 because of our increased ability to cut liability costs as deposit rates have increased and we have more short-term borrowings. Our EVE analyses show a decline in the percentage change in EVE in the rates up scenarios and an improvement in rates down scenarios when comparing June 30, 2023 to December 31, 2022. These changes are mainly the result of deposit valuation enhancements and the impact of interest rates on the value of nonmaturity deposits.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of June 30, 2023. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2023, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.
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
The following table is a summary of our purchases of common stock during the second quarter of 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Approximate dollar value of shares that may yet be purchased under the plan
				$29,805,161
04/01/2023 - 04/30/2023	29,569	$27.6235	29,569	28,988,362

05/01/2023 - 05/31/2023	675,804	27.0001	675,804	10,741,586

06/01/2023 - 06/30/2023	34,053	27.6727	34,053	$9,807,158
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
(c) During the three months ended June 30, 2023, no director or Section 16 officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item
408(a) of Regulation S-K.
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

S&T Bancorp, Inc. (Registrant)

August 3, 2023	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)