Form 10-Q
period 2023-09-30
S&T BANCORP INC
filed 2023-11-03
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $2.50 par value	STBA	NASDAQ Global Select Market
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
Common Stock, $2.50 Par Value - 38,234,797 shares as of October 31, 2023

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $163,117 and $138,149 at September 30, 2023 and December 31, 2022	$238,453	$210,009
Securities available for sale, at fair value	955,262	1,002,778
Loans held for sale	257	16
Portfolio loans, net of unearned income	7,515,918	7,183,969
Allowance for credit losses	(108,206)	(101,340)
Portfolio loans, net	7,407,712	7,082,629
Bank owned life insurance	84,724	85,185
Premises and equipment, net	49,522	49,285
Federal Home Loan Bank and other restricted stock, at cost	38,576	23,035
Goodwill	373,424	373,424
Other intangible assets, net	4,379	5,378
Other assets	313,768	278,828
Total Assets	$9,466,077	$9,110,567
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,276,009	$2,588,692
Interest-bearing demand	868,624	846,653
Money market	1,615,445	1,731,521
Savings	974,940	1,118,511
Certificates of deposit	1,487,879	934,593
Total Deposits	7,222,897	7,219,970
Short-term borrowings	630,000	370,000
Long-term borrowings	39,396	14,741
Junior subordinated debt securities	49,343	54,453
Other liabilities	300,909	266,744
Total Liabilities	8,242,545	7,925,908
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at September 30, 2023 and December 31, 2022 Outstanding—38,244,309 shares at September 30, 2023 and 38,999,733 shares at December 31, 2022	103,623	103,623
Additional paid-in capital	407,976	406,283
Retained earnings	935,162	863,948
Accumulated other comprehensive loss	(125,636)	(112,125)
Treasury stock — 3,205,135 shares at September 30, 2023 and 2,449,711 shares at December 31, 2022, at cost	(97,593)	(77,070)
Total Shareholders’ Equity	1,223,532	1,184,659
Total Liabilities and Shareholders’ Equity	$9,466,077	$9,110,567
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Loans, including fees	$114,258	$83,035	$325,681	$218,646
Investment Securities:
Taxable	7,857	6,305	23,120	17,236
Tax-exempt	213	380	642	1,346
Dividends	631	115	1,752	315
Total Interest and Dividend Income	122,959	89,835	351,195	237,543
INTEREST EXPENSE
Deposits	24,910	5,197	59,915	8,840
Borrowings, junior subordinated debt securities and other	10,662	840	26,979	1,978
Total Interest Expense	35,572	6,037	86,894	10,818
NET INTEREST INCOME	87,387	83,798	264,301	226,725
Provision for credit losses	5,498	2,498	16,949	5,190
Net Interest Income After Provision for Credit Losses	81,889	81,300	247,352	221,535
NONINTEREST INCOME
Net gain on sale of securities	—	198	—	198
Debit and credit card	4,690	4,768	13,708	14,587
Service charges on deposit accounts	4,060	4,333	12,064	12,488
Wealth management	3,003	3,212	9,136	9,701
Mortgage banking	294	425	884	1,906
Other	135	1,824	3,771	3,736
Total Noninterest Income	12,182	14,760	39,563	42,616
NONINTEREST EXPENSE
Salaries and employee benefits	27,521	26,700	80,513	75,223
Data processing and information technology	4,479	4,220	12,914	12,759
Occupancy	3,671	3,490	11,216	11,006
Furniture, equipment and software	3,125	2,915	9,178	8,631
Professional services and legal	1,965	1,851	5,855	6,180
Marketing	1,741	1,367	5,053	4,252
Other taxes	1,831	1,559	4,943	4,778
FDIC insurance	1,029	598	3,073	2,417
Other	7,441	6,933	21,390	20,225
Total Noninterest Expense	52,803	49,633	154,135	145,471
Income Before Taxes	41,268	46,427	132,780	118,680
Income tax expense	7,800	9,178	25,046	23,430
Net Income	$33,468	$37,249	$107,734	$95,250
Earnings per share—basic	$0.88	$0.95	$2.79	$2.43
Earnings per share—diluted	$0.87	$0.95	$2.78	$2.43
Dividends declared per share	$0.32	$0.30	$0.96	$0.89
Comprehensive Income (Loss)	$21,875	$(10,547)	$94,223	$(12,627)
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended September 30, 2022
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at June 30, 2022	$103,623	$404,841	$809,644	$(67,171)	$(72,579)	$1,178,358
Net income for the three months ended September 30, 2022	—	—	37,249	—	—	37,249
Other comprehensive loss, net of tax	—	—	—	(47,796)	—	(47,796)
Cash dividends declared ($0.30 per share)	—	—	(11,747)	—	—	(11,747)
Forfeitures of restricted stock awards (18,943 shares)	—	—	538	—	(602)	(64)
Repurchase of S&T Stock (117,283 shares)	—	—	—	—	(3,484)	(3,484)
Recognition of restricted stock compensation expense	—	665	—	—	—	665
Balance at September 30, 2022	$103,623	$405,506	$835,684	$(114,967)	$(76,665)	$1,153,181
See Notes to Consolidated Financial Statements

	Three months ended September 30, 2023
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at June 30, 2023	$103,623	$406,969	$913,974	$(114,043)	$(97,670)	$1,212,853
Net Income for the three months ended September 30, 2023	—	—	33,468	—	—	33,468
Other comprehensive loss, net of tax	—	—	—	(11,593)	—	(11,593)
Cash dividends declared ($0.32 per share)	—	—	(12,280)	—	—	(12,280)
Treasury stock issued for restricted stock awards (3,795 shares)	—	(116)	—	—	116	—
Forfeitures of restricted stock awards (1,404 shares)	—	—	—	—	(39)	(39)
Recognition of restricted stock compensation expense	—	1,123	—	—	—	1,123
Balance at September 30, 2023	$103,623	$407,976	$935,162	$(125,636)	$(97,593)	$1,223,532
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Nine months ended September 30, 2022
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2022	$103,623	$403,095	$773,659	$(7,090)	$(66,833)	$1,206,454
Net income for the nine months ended September 30, 2022	—	—	95,250	—	—	95,250
Other comprehensive loss, net of tax	—	—	—	(107,877)	—	(107,877)
Cash dividends declared ($0.89 per share)	—	—	(34,922)	—	—	(34,922)
Treasury stock issued for restricted stock awards (4,250 shares)	—	—	(135)	—	135	—
Forfeitures of restricted stock awards (74,168 shares)	—	—	1,832	—	(2,330)	(498)
Repurchase of S&T stock (268,503 shares)	—	—	—	—	(7,637)	(7,637)
Recognition of restricted stock compensation expense	—	2,411	—	—	—	2,411
Balance at September 30, 2022	$103,623	$405,506	$835,684	$(114,967)	$(76,665)	$1,153,181
See Notes to Consolidated Financial Statements

	Nine months ended September 30, 2023
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2023	$103,623	$406,283	$863,948	$(112,125)	$(77,070)	$1,184,659
Net Income for nine months ended September 30, 2023	—	—	107,734	—	—	107,734
Other comprehensive loss, net of tax	—	—	—	(13,511)	—	(13,511)
Impact of adoption of ASU 2022-02	—	—	(447)	—	—	(447)
Cash dividends declared ($0.96 per share)	—	—	(37,190)	—	—	(37,190)
Treasury stock issued for restricted stock awards (35,836 shares)	—	(1,113)	—	—	1,113	—
Forfeitures of restricted stock awards (51,834 shares)	—	—	1,117	—	(1,638)	(521)
Repurchase of S&T Stock (739,426 shares)	—	—	—	—	(19,998)	(19,998)
Recognition of restricted stock compensation expense	—	2,806	—	—	—	2,806
Balance at September 30, 2023	$103,623	$407,976	$935,162	$(125,636)	$(97,593)	$1,223,532
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(dollars in thousands)	2023	2022
Net Cash Provided by Operating Activities	$132,070	$205,236
INVESTING ACTIVITIES
Purchases of securities	(65,148)	(353,088)
Proceeds from maturities, prepayments and calls of securities	95,967	117,377
Proceeds from sales of securities	—	30,490
(Purchases) redemption of Federal Home Loan Bank stock	(15,541)	(1,381)
Net increase in loans	(348,844)	(101,919)
Proceeds from sale of portfolio loans	8,333	4,326
Proceeds from sale of other real estate owned	30	—
Purchases of premises and equipment	(4,921)	(2,877)
Proceeds from the sale of premises and equipment	698	251
Proceeds from life insurance settlement	597	214
Net Cash Used in Investing Activities	(328,829)	(306,607)
FINANCING ACTIVITIES
Net decrease in demand, money market and savings deposits	(550,359)	(450,642)
Net increase (decrease) in certificates of deposit	553,333	(135,227)
Net increase (decrease) in short-term borrowings	260,000	(49,491)
Proceeds from long-term borrowings	25,000	—
Repayments on long-term borrowings	(5,346)	(7,577)
Repurchase of shares for taxes on restricted stock	(521)	(498)
Cash dividends paid to common shareholders	(37,096)	(34,869)
Repurchase of common stock	(19,808)	(7,637)
Net Cash Provided by (Used in) Financing Activities	225,203	(685,941)
Net increase (decrease) in cash and due from banks	28,444	(787,312)
Cash and due from banks at beginning of period	210,009	922,215
Cash and Due From Banks at End of Period	$238,453	$134,903

Supplemental Disclosures
Right of use assets obtained in exchange for lease obligations	$1,846	$—
Cash paid for interest	$74,939	$10,152
Cash paid for income taxes, net of refunds	$27,727	$19,725
Transfers of loans to other real estate owned	$88	$23
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
Recently Adopted Accounting Standards Updates, or ASU, or Updated
Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provided optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments provided optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts and other transactions affected by the anticipated transition away from the London Inter-Bank Offered Rate, or LIBOR, toward new interest rate benchmarks. The optional guidance generally allowed for the modified contract to be accounted for as a continuation of the existing contract and does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The amendments in this ASU were effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Addendum (Topic 848) which clarified that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance was effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this ASU defer the sunset date for applying the reference rate reform relief by two years to December 31, 2024. We adopted ASU 2020-04 and ASU 2021-01 on January 1, 2022 and ASU 2022-06 upon issuance. We utilized the LIBOR transition relief as contract modifications were made during the course of the reference rate reform transition period. ASU 2020-04, ASU 2021-01 and ASU 2022-06 did not have a material impact on our consolidated financial statements.

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. EARNINGS PER SHARE
Diluted earnings per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted earnings per share. The two-class method was used to determine earnings per share for the three and nine months ended September 30, 2023 and 2022. The following table reconciles the numerators and denominators of basic and diluted earnings per share calculations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Numerator for Earnings per Share—Basic and Diluted:
Net income	$33,468	$37,249	$107,734	$95,250
Less: Income allocated to participating shares	32	98	138	223
Net Income Allocated to Shareholders	$33,436	$37,151	$107,596	$95,027

Denominator for Earnings per Share—Basic:
Weighted Average Shares Outstanding—Basic	38,174,804	38,937,771	38,514,617	39,030,325

Denominator for Earnings per Share—Two-Class Method—Diluted:
Weighted Average Shares Outstanding—Basic	38,174,804	38,937,771	38,514,617	39,030,325
Add: Average participating shares outstanding	161,212	37,374	154,347	18,826
Denominator for Two-Class Method—Diluted	38,336,016	38,975,145	38,668,964	39,049,151

Earnings per share—basic	$0.88	$0.95	$2.79	$2.43
Earnings per share—diluted	$0.87	$0.95	$2.78	$2.43
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	721	655	231	1,027
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There have been no changes in our valuation methodologies during the three and nine months ended September 30, 2023. Refer to Note 1 Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2022 Form 10-K for more information on the valuation methodologies that we use for financial instruments recorded at fair value on a recurring or nonrecurring basis.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	September 30, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$130,037	$—	$—	$130,037
Obligations of U.S. government corporations and agencies	—	42,049	—	42,049
Collateralized mortgage obligations of U.S. government corporations and agencies	—	429,978	—	429,978
Residential mortgage-backed securities of U.S. government corporations and agencies	—	36,886	—	36,886
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	286,107	—	286,107
Obligations of states and political subdivisions	—	29,210	—	29,210
Total Available-for-Sale Debt Securities	130,037	824,230	—	954,267
Equity securities	923	72	—	995
Total Securities Available for Sale	130,960	824,302	—	955,262
Securities held in a deferred compensation plan	8,289	—	—	8,289
Derivative financial assets:
Interest rate swaps - commercial loans	—	93,601	—	93,601
Total Assets	$139,249	$917,903	$—	$1,057,152
LIABILITIES
Derivative financial liabilities:
Interest rate swaps - commercial loans	$—	$94,438	$—	$94,438
Interest rate swaps - cash flow hedge	—	25,668	—	25,668
Total Liabilities	$—	$120,106	$—	$120,106

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$131,695	$—	$—	$131,695
Obligations of U.S. government corporations and agencies	—	41,811	—	41,811
Collateralized mortgage obligations of U.S. government corporations and agencies	—	428,407	—	428,407
Residential mortgage-backed securities of U.S. government corporations and agencies	—	41,587	—	41,587
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	327,313	—	327,313
Corporate obligations	—	500	—	500
Obligations of states and political subdivisions	—	30,471	—	30,471
Total Available-for-Sale Debt Securities	131,695	870,089	—	1,001,784
Equity securities	952	42	—	994
Total Securities Available for Sale	132,647	870,131	—	1,002,778
Securities held in a deferred compensation plan	8,087	—	—	8,087
Derivative financial assets:
Interest rate swaps - commercial loans	—	83,449	—	83,449
Interest rate lock commitments	—	—	5	5
Forward sale contracts - mortgage loans	—	—	2	2
Total Assets	$140,734	$953,580	$7	$1,094,321
LIABILITIES
Derivative financial liabilities:
Interest rate swaps - commercial loans	$—	$83,449	$—	$83,449
Interest rate swaps - cash flow hedge	—	21,368	—	21,368
Total Liabilities	$—	$104,817	$—	$104,817
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our consolidated financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either September 30, 2023 or December 31, 2022. There were no Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2023. At December 31, 2022, there was one Level 3 OREO property measured at fair value for $3.1 million.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the carrying values and fair values of our financial instruments at the dates presented:

	Carrying Value(1)	Fair Value Measurements at September 30, 2023
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$238,453	$238,453	$238,453	$—	$—
Securities available for sale	955,262	955,262	130,960	824,302
Loans held for sale	257	257	—	257	—
Portfolio loans, net	7,407,712	7,059,741	—	—	7,059,741
Collateral receivable	10,506	10,506	10,506	—	—
Securities held in a deferred compensation plan	8,289	8,289	8,289	—	—
Mortgage servicing rights	6,534	9,411	—	—	9,411
Interest rate swaps - commercial loans	93,601	93,601	—	93,601	—
LIABILITIES
Deposits	$7,222,897	$7,205,014	$5,735,018	$1,469,996	$—
Collateral payable	77,049	77,049	77,049	—	—
Short-term borrowings	630,000	630,000	—	630,000	—
Long-term borrowings	39,396	38,983	—	38,983	—
Junior subordinated debt securities	49,343	49,343	—	49,343	—
Interest rate swaps - commercial loans	94,438	94,438	—	94,438	—
Interest rate swaps - cash flow hedge	25,668	25,668	—	25,668	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2022
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$210,009	$210,009	$210,009	$—	$—
Securities available for sale	1,002,778	1,002,778	132,647	870,131	—
Loans held for sale	16	16	—	16	—
Portfolio loans, net	7,082,629	6,815,167	—	—	6,815,167
Collateral receivable	6,307	6,307	6,307	—	—
Securities held in a deferred compensation plan	8,087	8,087	8,087	—	—
Mortgage servicing rights	7,147	9,994	—	—	9,994
Interest rate swaps - commercial loans	83,449	83,449	—	83,449	—
Interest rate lock commitments	5	5	—	—	5
Forward sale contracts	2	2	—	—	2
LIABILITIES
Deposits	$7,219,970	$7,194,225	$6,285,377	$908,848	$—
Collateral payable	65,065	65,065	65,065	—	—
Short-term borrowings	370,000	370,000	—	370,000	—
Long-term borrowings	14,741	14,174	—	14,174	—
Junior subordinated debt securities	54,453	54,453	—	54,453	—
Interest rate swaps - commercial loans	83,449	83,449	—	83,449	—
Interest rate swaps - cash flow hedge	21,368	21,368	—	21,368	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. SECURITIES
The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	September 30, 2023	December 31, 2022
Debt securities	$954,267	$1,001,784
Equity securities	995	994
Total Securities Available for Sale	$955,262	$1,002,778
The following tables present the amortized cost and fair value of available-for-sale debt securities as of the dates presented:

	September 30, 2023				December 31, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$144,575	$—	$(14,538)	$130,037	$145,416	$—	$(13,721)	$131,695
Obligations of U.S. government corporations and agencies	43,377	—	(1,328)	42,049	43,479	—	(1,668)	41,811
Collateralized mortgage obligations of U.S. government corporations and agencies	493,359	—	(63,381)	429,978	482,039	203	(53,835)	428,407
Residential mortgage-backed securities of U.S. government corporations and agencies	45,802	—	(8,916)	36,886	49,418	3	(7,834)	41,587
Commercial mortgage-backed securities of U.S. government corporations and agencies	312,191	—	(26,084)	286,107	352,465	—	(25,152)	327,313
Corporate obligations	—	—	—	—	500	—	—	500
Obligations of states and political subdivisions	30,391	—	(1,181)	29,210	30,788	55	(372)	30,471
Total Available-for-Sale Debt Securities(1)	$1,069,695	$—	$(115,428)	$954,267	$1,104,105	$261	$(102,582)	$1,001,784
(1) Excludes interest receivable of $3.4 million at September 30, 2023 and $3.7 million at December 31, 2022. Interest receivable is included in other assets in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category as of the dates presented:

	September 30, 2023
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	1	$9,895	$(203)	13	$120,142	$(14,335)	14	$130,037	$(14,538)
Obligations of U.S. government corporations and agencies	—	—	—	6	42,049	(1,328)	6	42,049	(1,328)
Collateralized mortgage obligations of U.S. government corporations and agencies	8	78,608	(2,402)	57	351,370	(60,979)	65	429,978	(63,381)
Residential mortgage-backed securities of U.S. government corporations and agencies	12	319	(7)	14	36,567	(8,909)	26	36,886	(8,916)
Commercial mortgage-backed securities of U.S. government corporations and agencies	2	18,525	(591)	31	267,582	(25,493)	33	286,107	(26,084)
Obligations of states and political subdivisions	5	29,210	(1,181)	—	—	—	5	29,210	(1,181)
Total	28	$136,557	$(4,384)	121	$817,710	$(111,044)	149	$954,267	$(115,428)

	December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	6	$57,057	$(3,363)	8	$74,638	$(10,358)	14	$131,695	$(13,721)
Obligations of U.S. government corporations and agencies	6	41,811	(1,668)	—	—	—	6	41,811	(1,668)
Collateralized mortgage obligations of U.S. government corporations and agencies	47	296,509	(28,153)	13	112,902	(25,682)	60	409,411	(53,835)
Residential mortgage-backed securities of U.S. government corporations and agencies	25	7,143	(589)	3	34,223	(7,245)	28	41,366	(7,834)
Commercial mortgage-backed securities of U.S. government corporations and agencies	30	241,009	(11,975)	7	86,304	(13,177)	37	327,313	(25,152)
Obligations of states and political subdivisions	2	20,127	(372)	—	—	—	2	20,127	(372)
Total	116	$663,656	$(46,120)	31	$308,067	$(56,462)	147	$971,723	$(102,582)
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit impairment or other factors. We do not believe any individual unrealized loss as of September 30, 2023 represents a credit impairment. There were 149 debt securities in an unrealized loss position at September 30, 2023 and 147 debt securities in an unrealized loss position at December 31, 2022. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security. We do not intend to sell, and it is more likely than not that we will not be required to sell, the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated other comprehensive income (loss), for the periods presented:

	September 30, 2023			December 31, 2022
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Total unrealized gains (losses) on available-for-sale debt securities	$—	$(115,428)	$(115,428)	$261	$(102,582)	$(102,321)
Income tax (expense) benefit	—	24,567	24,567	(56)	21,915	21,859
Net Unrealized Gains (Losses), Net of Tax Included in Accumulated Other Comprehensive Income (Loss)	$—	$(90,861)	$(90,861)	$205	$(80,667)	$(80,462)
The amortized cost and fair value of available-for-sale debt securities at September 30, 2023 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies and obligations of states and political subdivisions
Due in one year or less	$28,010	$27,485
Due after one year through five years	162,599	147,194
Due after five years through ten years	16,357	15,835
Due after ten years	11,377	10,782
Available-for-Sale Debt Securities With Fixed Maturities	218,343	201,296
Debt Securities without a single maturity date
Collateralized mortgage obligations of U.S. government corporations and agencies	493,359	429,978
Residential mortgage-backed securities of U.S. government corporations and agencies	45,802	36,886
Commercial mortgage-backed securities of U.S. government corporations and agencies	312,191	286,107
Total Available-for-Sale Debt Securities	$1,069,695	$954,267
Debt securities are pledged in order to meet various regulatory and legal requirements. Restricted pledged securities had a carrying value of $18.3 million at September 30, 2023 and $17.9 million at December 31, 2022. Unrestricted pledged securities had a carrying value of $213.2 million at September 30, 2023 and $251.5 million at December 31, 2022. Any changes to restricted pledged securities require approval of the pledge beneficiary. Approval is not required for unrestricted pledged securities.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are presented net of unearned income. Unearned income consisted of net deferred loan fees and costs of $7.1 million at September 30, 2023 and $7.5 million at December 31, 2022 and a discount related to purchase accounting fair value adjustments of $3.6 million at September 30, 2023 and $4.7 million at December 31, 2022.
The following table summarizes the composition of originated and acquired loans as of the dates presented:

(dollars in thousands)	September 30, 2023	December 31, 2022
Commercial real estate	$2,591,189	$2,538,839
Commercial and industrial	1,424,141	1,510,392
Commercial construction	372,839	381,963
Business banking	1,363,314	1,205,944
Consumer real estate	1,649,056	1,421,953
Other consumer	115,379	124,878
Total Portfolio Loans	$7,515,918	$7,183,969
Loans held for sale	257	16
Total Loans(1)	$7,516,175	$7,183,985
(1) Excludes interest receivable of $34.2 million at September 30, 2023 and $28.3 million at December 31, 2022. Interest receivable is included in other assets in the Consolidated Balance Sheets.
Modifications to Borrowers Experiencing Financial Difficulty
The following table presents the amortized cost of loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented:

Three Months Ended September 30, 2023
(dollars in thousands)	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Portfolio Segment
Commercial real estate	$—	$—	$—	—%
Commercial industrial	6,347	—	6,347	0.45%
Commercial construction	—	—	—	—%
Business banking	—	—	—	—%
Consumer real estate	—	—	—	—%
Total(1)	$6,347	$—	$6,347	0.08%
(1) Excludes loans that were fully paid off or fully charged-off by period end.

	Nine Months Ended September 30, 2023
(dollars in thousands)	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Portfolio Segment
Commercial real estate	$13,505	$—	$13,505	0.52%
Commercial industrial	6,892	—	6,892	0.48%
Commercial construction	1,610	—	1,610	0.43%
Business banking	658	—	658	0.05%
Consumer real estate	62	191	253	0.02%
Total(1)	$22,727	$191	$22,918	0.30%
(1) Excludes loans that were fully paid off or fully charged-off by period end.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    The following table describes the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Weighted-Average Term Extension (in Months)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Weighted-Average Interest Rate Reduction
Commercial real estate	0	—	7	—
Commercial industrial	2	—	6	—
Commercial construction	0	—	5	—
Business banking	0	—	5	—
Consumer real estate	0	—	168	2%
We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following table presents the aging analysis of modifications to borrowers experiencing financial difficulty in the last 12 months as of the date presented:

	September 30, 2023
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$13,505	$—	$—	$—	$13,505
Commercial and industrial	6,447	—	—	445	6,892
Commercial construction	—	1,610	—	—	1,610
Business banking	658	—	—	—	658
Consumer real estate	191	—	62	—	253
Total	$20,801	$1,610	$62	$445	$22,918
A payment default is defined as a loan having a payment past due 90 days or more after a modification took place. There were no loans that were modified within the last 12 months that had a payment default during the three and nine months ended September 30, 2023. Additionally, we had one commitment to lend an additional $0.2 million to borrowers experiencing financial difficulty that had a modification during the three and nine months ended September 30, 2023.
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
Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring took place that were restructured within the last 12 months prior to defaulting. There was one TDR totaling $0.1 million that defaulted during the three months ended September 30, 2022 and two TDRs totaling $0.2 million that defaulted during the nine months ended September 30, 2022.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	September 30, 2023	December 31, 2022
Nonperforming Assets
Nonaccrual Loans	$12,677	$19,052
OREO	3,715	3,065
Total Nonperforming Assets	$16,392	$22,117

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
Commercial Construction—Loans made to finance construction of buildings or other structures, as well as to finance the acquisition and development of raw land for various purposes. While these loans are generally confined to the construction/development period, if there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the type of project and the experience and resources of the developer.
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
Consumer Real Estate—Loans secured by first and second liens such as 1-4 family residential mortgages, home equity loans and home equity lines of credit. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The state of the local housing market can also have a significant impact on this segment because low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.
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
The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the dates presented:

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2023
	Risk Rating
(dollars in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Pass	$221,775	$268,261	$416,345	$242,965	$377,358	$785,748	$35,469	$—	$2,347,921
Special mention	—	—	6,000	1,107	38,236	106,995	—	—	152,338
Substandard	—	—	—	1,267	10,776	78,887	—	—	90,930
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate	221,775	268,261	422,345	245,339	426,370	971,630	35,469	—	2,591,189
Year-to-date Gross Charge-offs	—	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	143,170	234,153	199,719	56,549	53,214	173,188	478,363	—	1,338,356
Special mention	—	651	11,698	1,689	—	8,461	15,359	—	37,858
Substandard	—	254	13,476	—	6,059	2,691	25,447	—	47,927
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial	143,170	235,058	224,893	58,238	59,273	184,340	519,169	—	1,424,141
Year-to-date Gross Charge-offs	—	—	—	—	3,412	11,808	3,033	—	18,253

Commercial Construction
Pass	44,519	188,037	97,525	13,266	2,575	4,368	12,475	—	362,765
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	8,240	1,834	—	—	10,074
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	44,519	188,037	97,525	13,266	10,815	6,202	12,475	—	372,839
Year-to-date Gross Charge-offs	—	—	—	—	—	—	—	—	—

Business Banking
Pass	230,663	270,093	213,953	90,386	99,541	337,456	98,434	781	1,341,307
Special mention	—	—	263	227	—	3,307	37	179	4,013
Substandard	—	17	2,513	554	3,220	10,706	114	870	17,994
Doubtful	—	—	—	—	—	—	—	—	—
Total Business Banking	230,663	270,110	216,729	91,167	102,761	351,469	98,585	1,830	1,363,314
Year-to-date Gross Charge-offs	—	67	43	1	88	1,018	35	—	1,252

Consumer Real Estate
Pass	225,529	326,499	149,042	101,799	67,478	192,173	553,737	22,393	1,638,650
Special mention	—	—	—	—	—	116	—	—	116
Substandard	—	208	200	139	506	6,186	610	2,441	10,290
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	225,529	326,707	149,242	101,938	67,984	198,475	554,347	24,834	1,649,056
Year-to-date Gross Charge-offs	—	1	—	5	1	43	75	99	224

Other Consumer
Pass	10,284	13,136	7,503	3,483	1,523	728	75,803	2,703	115,163
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	26	4	21	149	—	16	216
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	10,284	13,136	7,529	3,487	1,544	877	75,803	2,719	115,379
Year-to-date Gross Charge-offs	551	116	148	8	28	5	—	173	1,029

Pass	875,940	1,300,179	1,084,087	508,448	601,689	1,493,661	1,254,281	25,877	7,144,162
Special mention	—	651	17,961	3,023	38,236	118,879	15,396	179	194,325
Substandard	—	479	16,215	1,964	28,822	100,453	26,171	3,327	177,431
Doubtful	—	—	—	—	—	—	—	—	—
Total Loan Balance	$875,940	$1,301,309	$1,118,263	$513,435	$668,747	$1,712,993	$1,295,848	$29,383	$7,515,918

Current Year-to-date Gross Charge-offs	$551	$184	$191	$14	$3,529	$12,874	$3,143	$272	$20,758

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
The following tables present loan balances by year of origination and accrual and nonaccrual status for our portfolio segments as of the dates presented:

	September 30, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Accrual	$221,775	$268,261	$422,345	$245,339	$426,370	$970,368	$35,469	$—	$2,589,927
Nonaccrual	—	—	—	—	—	1,262	—	—	1,262
Total Commercial Real Estate	221,775	268,261	422,345	245,339	426,370	971,630	35,469	—	2,591,189
Commercial and Industrial
Accrual	143,170	235,058	224,893	58,238	59,273	183,651	518,939	—	1,423,222
Nonaccrual	—	—	—	—	—	689	230	—	919
Total Commercial and Industrial	143,170	235,058	224,893	58,238	59,273	184,340	519,169	—	1,424,141
Commercial Construction
Accrual	44,519	188,037	97,525	13,266	10,815	5,818	12,475	—	372,455
Nonaccrual	—	—	—	—	—	384	—	—	384
Total Commercial Construction	44,519	188,037	97,525	13,266	10,815	6,202	12,475	—	372,839
Business Banking
Accrual	230,663	270,110	216,729	91,128	102,469	347,909	98,585	1,711	1,359,304
Nonaccrual	—	—	—	39	292	3,560	—	119	4,010
Total Business Banking	230,663	270,110	216,729	91,167	102,761	351,469	98,585	1,830	1,363,314
Consumer Real Estate
Accrual	225,529	326,331	149,205	101,895	67,487	195,678	554,139	23,024	1,643,288
Nonaccrual	—	376	37	43	497	2,797	208	1,810	5,768
Total Consumer Real Estate	225,529	326,707	149,242	101,938	67,984	198,475	554,347	24,834	1,649,056
Other Consumer
Accrual	10,284	13,136	7,522	3,291	1,544	746	75,803	2,719	115,045
Nonaccrual	—	—	7	196	—	131	—	—	334
Total Other Consumer	10,284	13,136	7,529	3,487	1,544	877	75,803	2,719	115,379
Accrual	875,940	1,300,933	1,118,219	513,157	667,958	1,704,170	1,295,410	27,454	7,503,241
Nonaccrual	—	376	44	278	789	8,823	438	1,929	12,677
Total Loan Balance	$875,940	$1,301,309	$1,118,263	$513,435	$668,747	$1,712,993	$1,295,848	$29,383	$7,515,918

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
(dollars in thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Accrual	$292,732	$360,423	$269,049	$449,493	$261,941	$876,435	$21,666	$—	$2,531,739
Nonaccrual	—	—	—	—	—	7,100	—	—	7,100
Total Commercial Real Estate	292,732	360,423	269,049	449,493	261,941	883,535	21,666	—	2,538,839
Commercial and Industrial
Accrual	253,696	289,448	88,544	73,998	65,858	147,273	591,292	—	1,510,109
Nonaccrual	—	—	—	—	53	—	230	—	283
Total Commercial and Industrial	253,696	289,448	88,544	73,998	65,911	147,273	591,522	—	1,510,392
Commercial Construction
Accrual	120,655	170,691	40,762	14,442	3,953	3,792	27,284	—	381,579
Nonaccrual	—	—	—	—	—	384	—	—	384
Total Commercial Construction	120,655	170,691	40,762	14,442	3,953	4,176	27,284	—	381,963
Business Banking
Accrual	287,679	233,656	91,149	109,479	83,689	289,435	105,172	1,195	1,201,454
Nonaccrual	—	67	—	252	1,200	2,776	99	96	4,490
Total Business Banking	287,679	233,723	91,149	109,731	84,889	292,211	105,271	1,291	1,205,944
Consumer Real Estate
Accrual	296,948	148,868	91,085	73,947	31,646	196,384	553,441	23,108	1,415,427
Nonaccrual	—	135	528	636	385	3,785	208	849	6,526
Total Consumer Real Estate	296,948	149,003	91,613	74,583	32,031	200,169	553,649	23,957	1,421,953
Other Consumer
Accrual	20,054	10,819	5,303	3,270	1,034	593	82,125	1,411	124,609
Nonaccrual	—	—	124	—	—	131	—	14	269
Total Other Consumer	20,054	10,819	5,427	3,270	1,034	724	82,125	1,425	124,878
Accrual	1,271,764	1,213,905	585,892	724,629	448,121	1,513,912	1,380,980	25,714	7,164,917
Nonaccrual	—	202	652	888	1,638	14,176	537	959	19,052
Total Loan Balance	$1,271,764	$1,214,107	$586,544	$725,517	$449,759	$1,528,088	$1,381,517	$26,673	$7,183,969
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	September 30, 2023
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,589,832	$—	$95	$1,262	$1,357	$2,591,189
Commercial and industrial	1,423,222	—	—	919	919	1,424,141
Commercial construction	366,269	6,186	—	384	6,570	372,839
Business banking	1,356,627	1,826	851	4,010	6,687	1,363,314
Consumer real estate	1,638,157	2,104	3,027	5,768	10,899	1,649,056
Other consumer	114,792	212	41	334	587	115,379
Total	$7,488,899	$10,328	$4,014	$12,677	$27,019	$7,515,918

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,523,315	$8,424	$—	$7,100	$15,524	$2,538,839
Commercial and industrial	1,505,805	4,304	—	283	4,587	1,510,392
Commercial construction	381,579	—	—	384	384	381,963
Business banking	1,199,586	1,583	285	4,490	6,358	1,205,944
Consumer real estate	1,409,907	3,617	1,903	6,526	12,046	1,421,953
Other consumer	124,384	165	60	269	494	124,878
Total	$7,144,576	$18,093	$2,248	$19,052	$39,393	$7,183,969
The following tables present loans on nonaccrual status by class of loan for the year-to-date periods presented:

	September 30, 2023
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$7,100	$1,262	$—	$5
Commercial and industrial	283	919	—	1
Commercial construction	384	384	—	—
Business banking	4,490	4,010	—	37
Consumer real estate	6,526	5,768	—	93
Other consumer	269	334	—	—
Total	$19,052	$12,677	$—	$136
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

	December 31, 2022
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$31,488	$7,100	$5,649	$580
Commercial and industrial	15,239	283	—	148
Commercial construction	2,471	384	—	171
Business banking	9,641	4,490	933	228
Consumer real estate	7,294	6,526	—	257
Other consumer	158	269	—	1
Total	$66,291	$19,052	$6,582	$1,385
(1) Represents only cash payments received and applied to interest on nonaccrual loans.
There were no collateral-dependent loans as of September 30, 2023. The following table presents collateral-dependent loans by class of loans as of December 31, 2022:

	December 31, 2022
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets	Other
Commercial real estate	$5,649	$—	$—
Commercial and industrial	—	626	—
Commercial construction	1,655	—	—
Business banking	260	1,112	154
Consumer real estate	561	—	—
Total	$8,125	$1,738	$154

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present activity in the ACL for the periods presented:

	Three Months Ended September 30, 2023
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$40,837	$28,328	$6,739	$13,616	$13,418	$2,819	$105,757
Provision for credit losses on loans(1)	(1,081)	6,068	93	(15)	896	198	6,159
Charge-offs	—	(3,033)	—	(590)	(107)	(347)	(4,077)
Recoveries	1	161	—	90	42	73	367
Net Recoveries/(Charge-offs)	1	(2,872)	—	(500)	(65)	(274)	(3,710)
Balance at End of Period	$39,757	$31,524	$6,832	$13,101	$14,249	$2,743	$108,206
(1) Excludes the provision for credits losses for unfunded commitments.

	Three Months Ended September 30, 2022
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$45,314	$21,516	$6,583	$12,157	$9,673	$2,842	$98,085
Provision for credit losses on loans(1)	(2,997)	3,806	(1,159)	950	1,075	634	2,309
Charge-offs	(628)	—	—	(178)	(161)	(272)	(1,239)
Recoveries	145	6	—	242	39	97	529
Net (Charge-offs)/Recoveries	(483)	6	—	64	(122)	(175)	(710)
Balance at End of Period	$41,834	$25,338	$5,424	$13,171	$10,626	$3,301	$99,694
(1) Excludes the provision for credit losses for unfunded commitments.

	Nine Months Ended September 30, 2023
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$41,428	$25,710	$6,264	$12,547	$12,105	$3,286	$101,340
Impact of ASU 2022-02	—	75	215	251	278	(251)	568
Provision for credit losses on loans(1)	(2,636)	14,424	351	1,325	1,934	462	15,860
Charge-offs	—	(18,253)	—	(1,252)	(224)	(1,029)	(20,758)
Recoveries	965	9,568	2	230	156	275	11,196
Net Recoveries/(Charge-offs)	965	(8,685)	2	(1,022)	(68)	(754)	(9,562)
Balance at End of Period	$39,757	$31,524	$6,832	$13,101	$14,249	$2,743	$108,206
(1) Excludes the provision for credits losses for unfunded commitments.

	Nine Months Ended September 30, 2022
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$50,700	$19,727	$5,355	$11,338	$8,733	$2,723	$98,576
Provision for credit losses on loans(1)	(8,471)	4,573	68	3,158	2,083	1,393	2,804
Charge-offs	(827)	(5,797)	—	(1,924)	(299)	(1,052)	(9,899)
Recoveries	432	6,835	1	599	109	237	8,213
Net (Charge-offs)/Recoveries	(395)	1,038	1	(1,325)	(190)	(815)	(1,686)
Balance at End of Period	$41,834	$25,338	$5,424	$13,171	$10,626	$3,301	$99,694
(1) Excludes the provision for credits losses for unfunded commitments.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivatives Designated as Hedging Instruments
The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivative Assets (Included in Other Assets)				Derivative Liabilities (Included in Other Liabilities)
	September 30, 2023		December 31, 2022		September 30, 2023		December 31, 2022
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts - cash flow hedge	$—	$—	$—	$—	$500,000	$25,668	$500,000	$21,368
Total Derivatives Designated as Hedging Instruments	$—	$—	$—	$—	$500,000	$25,668	$500,000	$21,368

Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	$905,409	$93,601	$976,707	$83,449	$905,409	$94,438	$976,707	$83,449
Interest rate lock commitments - mortgage loans	—	—	126	5	—	—	—	—
Forward sales contracts - mortgage loans	—	—	130	2	—	—	—	—
Total Derivatives Not Designated as Hedging Instruments	$905,409	$93,601	$976,963	$83,456	$905,409	$94,438	$976,707	$83,449

Total Derivatives	$905,409	$93,601	$976,963	$83,456	$1,405,409	$120,106	$1,476,707	$104,817
The following table indicates the gross amounts of interest rate swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Gross amounts recognized	$93,601	$83,449	$120,106	$104,817
Gross amounts offset	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	93,601	83,449	120,106	104,817
Netting adjustments(1)	(16,465)	(15,196)	(16,465)	(15,196)
Cash collateral(2)	(77,049)	(65,065)	(10,506)	(6,307)
Net Amount	$87	$3,188	$93,135	$83,314
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

The following table presents the effect, net of tax, of the cash flow hedges on OCI and on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three month periods presented:

	Amount of Loss Recognized in Other Comprehensive Income (Loss)		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Income
(dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedge	$(1,647)	$(13,256)	$(2,749)	$222
Total	$(1,647)	$(13,256)	$(2,749)	$222

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect, net of tax, of the cash flow hedges on OCI and on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine month periods presented:

	Amount of Loss Recognized in Other Comprehensive Income (Loss)		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Income
(dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedge	$(3,399)	$(17,875)	$(6,958)	$947
Total	$(3,399)	$(17,875)	$(6,958)	$947
Amounts reported in OCI related to derivatives that are designated as hedging instruments are reclassified to interest income as interest payments are received on variable rate assets. During the next twelve months, we estimate that an additional $13.7 million will be reclassified as a decrease to interest income.
The following table indicates the gain or loss recognized in income on derivatives not designated as hedging instruments for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(851)	$64	$(851)	$71
Interest rate lock commitments—mortgage loans	—	(58)	(5)	(404)
Forward sale contracts—mortgage loans	—	9	(2)	4
Total Derivatives (Loss) Gain	$(851)	$15	$(858)	$(329)
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
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	September 30, 2023	December 31, 2022
Commitments to extend credit	$2,697,493	$2,713,586
Standby letters of credit	53,061	64,356
Total	$2,750,554	$2,777,942
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents activity in the allowance for credit losses on unfunded loan commitments for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at beginning of period	$9,946	$7,387	$8,196	$5,189
Provision for credit losses	(661)	189	1,089	2,387
Total	$9,285	$7,576	$9,285	$7,576
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.
NOTE 8. OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the change in components of other comprehensive income (loss) for the periods presented, net of tax effects.

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(dollars in thousands)	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
Change in net unrealized gains (losses) on available-for-sale debt securities	$(12,977)	$2,696	$(10,281)	$(42,741)	$9,121	$(33,620)
Change in interest rate swap	(2,073)	426	(1,647)	(16,852)	3,596	(13,256)
Adjustment to funded status of employee benefit plans	440	(105)	335	(1,170)	250	(920)
Other Comprehensive Income (Loss)	$(14,610)	$3,017	$(11,593)	$(60,763)	$12,967	$(47,796)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(dollars in thousands)	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
Change in net unrealized gains (losses) on available-for-sale debt securities	$(13,107)	$2,708	$(10,399)	$(114,011)	$24,325	$(89,686)
Change in interest rate swap	(4,300)	902	(3,399)	(22,724)	4,849	(17,875)
Adjustment to funded status of employee benefit plans	365	(79)	287	(416)	100	(316)
Other Comprehensive Income (Loss)	$(17,042)	$3,531	$(13,511)	$(137,151)	$29,274	$(107,877)

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table presents repurchase activity for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Value of shares authorized to repurchase	$50,000	$50,000	$50,000	$50,000
Remaining plan capacity at the beginning of the period	$9,807	$33,289	$29,805	$37,442
Total shares repurchased	—	117,283	739,426	268,503
Average share price for the period	$—	$29.71	$27.05	$28.44
Total cost of repurchases(1)	$(1)	$3,484	$19,998	$7,637
Remaining plan capacity at the end of the period	$9,808	$29,805	$9,808	$29,805
(1) Includes excise tax on repurchases, net of issuances for restricted stock awards.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations for the three and nine months ended September 30, 2023 and 2022. Our MD&A should be read in conjunction with our Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. Further, we view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates as of September 30, 2023 remained unchanged from the disclosures presented in our 2022 Form 10-K under Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.5 billion at September 30, 2023. We operate in Pennsylvania and Ohio providing a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA”.
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
During the first quarter of 2023, the banking industry experienced significant volatility with several high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, our liquidity position and balance sheet remain well-positioned. We have a well-diversified deposit base with a balance mix of 57.4 percent personal, 35.2 percent business, 5.0 percent public funds and 2.4 percent brokered deposits at September 30, 2023. Total deposits were relatively unchanged compared to December 31, 2022. We have total uninsured deposits of $2.2 billion, or 31 percent of our total deposit base. At September 30, 2023, we had remaining borrowing availability of $3.8 billion, which includes $2.3 billion with the FHLB of Pittsburgh, $770 million from the Federal Reserve Discount Window and $676 million from the Federal Reserve Bank Term Funding Program. Furthermore, our capital remains strong with a Common Equity Tier 1 Ratio of 13.11 percent and a total capital ratio of 15.01 percent at September 30, 2023.
Earnings Summary
The following table presents a summary of key profitability metrics for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Net income	$33,468	$37,249	$107,734	$95,250
Earnings per share - diluted	$0.87	$0.95	$2.78	$2.43
Return on average assets	1.42%	1.64%	1.56%	1.38%
Return on average shareholders' equity	10.84%	12.47%	11.80%	10.73%
Return on average tangible shareholders' equity (non-GAAP)(1)	15.78%	18.46%	17.20%	15.91%
(1) Reconciled to GAAP in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.
We recognized net income of $33.5 million, or $0.87 per diluted share, for the three months ended September 30, 2023 compared to net income of $37.2 million, or $0.95 per diluted share, for the same period in 2022. Net income decreased $3.7 million for the three months ended September 30, 2023 compared to the same period in 2022 due to an increase in the provision for credit losses of $3.0 million, a decrease in noninterest income of $2.6 million and an increase in noninterest expense of $3.2 million offset by an increase in net interest income of $3.6 million and a decrease in income tax expense of $1.4 million. We recognized net income of $107.7 million, or $2.78 per diluted share, for the nine months ended September 30, 2023 compared to net income of $95.3 million, or $2.43 per diluted share, for the same period in 2022. The increase in net income of $12.4 million for the nine months ended September 30, 2023 compared to the same period in 2022 is primarily related to an increase

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
in net interest income of $37.6 million offset by an increase in the provision for credit losses of $11.8 million, an increase in noninterest expense of $8.7 million, a decrease in noninterest income of $3.1 million and an increase in income tax expense of $1.6 million.
Net interest income increased $3.6 million and $37.6 million for the three and nine months ended September 30, 2023 compared to the same periods in 2022. Interest and dividend income increased $33.1 million and $113.7 million for the three and nine months ended September 30, 2023 compared to the same periods in 2022. Interest expense increased $29.5 million and $76.1 million for the three and nine months ended September 30, 2023 compared to the same periods in 2022. Net interest margin, or NIM, on an FTE basis (non-GAAP) increased 5 and 63 basis points for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The increases in net interest income and NIM on an FTE basis (non-GAAP) were primarily due to higher interest rates during 2023. NIM is reconciled to net interest margin adjusted to an FTE basis (non-GAAP) in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.
The provision for credit losses increased $3.0 million and $11.8 million to $5.5 million and $17.0 million for the three and nine months ended September 30, 2023 compared to $2.5 million and $5.2 million for the same periods in 2022. The increase in the provision for credit losses for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was due to increases in net loan charge-offs and in our qualitative reserve.
Noninterest income decreased $2.6 million and $3.1 million to $12.2 million and $39.6 million for the three and nine months ended September 30, 2023 compared to the same periods in 2022. Other noninterest income decreased $1.7 million for the three months ended September 30, 2023 primarily due to a valuation adjustment for our commercial loan swaps of $0.9 million as well a gain on the sale of OREO of $0.6 million in the same period in 2022. Mortgage banking decreased $0.1 million and $1.0 million for the three and nine months ended September 30, 2023 compared to the same periods in 2022 due to a continued decline in loan sale activity caused by rising interest rates and a shift to holding originated mortgage loans on our balance sheet. Debit and credit card income decreased $0.1 million and $0.9 million for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 due to decreased debit card incentive income and timing of referral merchant revenue.
Noninterest expense increased $3.2 million to $52.8 million for the three months ended September 30, 2023 and increased $8.7 million to $154.1 million for the nine months ended September 30, 2023 compared to the same periods in 2022. Salaries and employee benefits increased $0.8 million for the three months ended September 30, 2023 due to higher salary expense caused by new positions and increased restricted stock expense, offset by decreases in expense for medical claims, employee pension and incentive payouts. Salaries and employee benefits increased $5.3 million for the nine months ended September 30, 2023 due to higher salary expense as well as a change in the valuation of our deferred compensation plan, which has a corresponding offset in other income within noninterest income resulting in no impact to net income, partially offset by a decrease in incentive expense.
The provision for income taxes decreased $1.4 million to $7.8 million for the three months ended September 30, 2023 compared to $9.2 million for the same period in 2022 due to an increase in tax credits and increased $1.6 million to $25.0 million for the nine months ended September 30, 2023 compared to $23.4 million for the same period in 2022 mainly due to an increase in income before taxes. Our effective tax rate was 18.9 percent for both the three and nine months ended September 30, 2023 compared to 19.8 percent and 19.7 percent for the three and nine months ended September 30, 2022. The decrease in our effective tax rate for the three and nine month periods ended September 30, 2023 was primarily due to an increase in tax credits compared to the same periods in 2022.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table reconciles interest and dividend income and net interest income per the Condensed Consolidated Statements of Comprehensive Income (Loss) to interest income, net interest income and net interest margin on an FTE basis (non-GAAP) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Total interest and dividend income per Condensed Consolidated Statements of Comprehensive Income (Loss)	$122,959	$89,835	$351,195	$237,543
Adjustment to FTE basis	674	521	1,868	1,520
Interest Income on an FTE Basis (Non-GAAP)	$123,633	$90,356	$353,063	$239,063

Total interest and dividend income per Condensed Consolidated Statements of Comprehensive Income (Loss)	$122,959	$89,835	$351,195	$237,543
Total interest expense	35,572	6,037	86,894	10,818
Net Interest Income per Condensed Consolidated Statements of Comprehensive Income (Loss)	87,387	83,798	264,301	226,725
Adjustment to FTE basis	674	521	1,868	1,520
Net Interest Income on an FTE Basis (Non-GAAP)	$88,061	$84,319	$266,169	$228,245

Net interest margin	4.06%	4.02%	4.18%	3.56%
Adjustment to FTE basis	0.03%	0.02%	0.03%	0.02%
Net Interest Margin on an FTE Basis (Non-GAAP)	4.09%	4.04%	4.21%	3.58%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Net income (annualized)	$132,779	$147,781	$144,040	$127,350
Plus: amortization of intangibles (annualized), net of tax	1,034	1,181	1,055	1,217
Net income before amortization of intangibles (annualized)	$133,813	$148,962	$145,095	$128,567

Average shareholders' equity	$1,224,905	$1,185,162	$1,220,694	$1,186,427
Less: average goodwill and other intangible assets, net of deferred tax liability	(377,020)	(378,154)	(377,290)	(378,454)
Average tangible shareholders' equity	$847,885	$807,008	$843,404	$807,973
Return on Average Tangible Shareholders' Equity (non-GAAP)	15.78%	18.46%	17.20%	15.91%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2023 Compared to
Three and Nine Months Ended September 30, 2022
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

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$144,303	$1,778	4.93%	$158,700	$813	2.05%
Securities, at fair value(1)(2)	964,928	6,372	2.64%	1,051,534	5,994	2.28%
Loans held for sale	207	4	6.70%	1,032	14	5.36%
Commercial real estate	3,243,056	47,685	5.83%	3,159,543	36,865	4.63%
Commercial and industrial	1,646,572	29,952	7.22%	1,704,271	21,896	5.10%
Commercial construction	373,111	7,334	7.80%	405,460	5,163	5.05%
Total Commercial Loans	5,262,739	84,971	6.41%	5,269,274	63,924	4.81%
Residential mortgage	1,332,913	15,576	4.66%	1,005,139	10,376	4.12%
Home equity	645,949	11,063	6.80%	629,827	6,891	4.34%
Installment and other consumer	115,111	2,473	8.52%	123,010	1,890	6.10%
Consumer construction	52,783	651	4.89%	40,975	358	3.47%
Total Consumer Loans	2,146,756	29,763	5.52%	1,798,951	19,515	4.31%
Total Portfolio Loans	7,409,495	114,734	6.15%	7,068,225	83,439	4.69%
Total Loans(1)(3)	7,409,702	114,738	6.15%	7,069,257	83,453	4.69%
Total other earning assets	42,645	745	6.97%	8,398	96	4.55%
Total Interest-earning Assets	8,561,578	123,633	5.74%	8,287,889	90,356	4.33%
Noninterest-earning assets	763,243			721,480
Total Assets	$9,324,821			$9,009,369
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$868,782	$1,998	0.91%	$872,302	$165	0.07%
Money market	1,595,964	9,414	2.34%	1,861,389	3,258	0.69%
Savings	996,999	1,178	0.47%	1,131,575	290	0.10%
Certificates of deposit	1,382,532	12,320	3.54%	962,898	1,484	0.61%
Total Interest-bearing Deposits	4,844,277	24,910	2.04%	4,828,164	5,197	0.43%
Securities sold under repurchase agreements	—	—	—%	12,668	3	0.10%
Short-term borrowings	585,196	8,335	5.65%	10,379	83	3.16%
Long-term borrowings	39,458	445	4.47%	17,278	98	2.25%
Junior subordinated debt securities	50,649	1,041	8.16%	54,428	656	4.78%
Total Borrowings	675,303	9,821	5.77%	94,753	840	3.52%
Other interest-bearing liabilities	62,584	841	5.33%	—	—	—%
Total Interest-bearing Liabilities	5,582,164	35,572	2.53%	4,922,917	6,037	0.49%
Noninterest-bearing liabilities	2,517,752			2,901,290
Shareholders' equity	1,224,905			1,185,162
Total Liabilities and Shareholders' Equity	$9,324,821			$9,009,369
Net Interest Income(1)(2)		$88,061			$84,319
Net Interest Margin(1)(2)			4.09%			4.04%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$139,248	$5,124	4.91%	$478,896	$2,146	0.60%
Securities, at fair value(1)(2)	982,831	18,882	2.56%	1,026,131	16,860	2.19%
Loans held for sale	142	7	6.63%	1,326	42	4.15%
Commercial real estate	3,184,270	134,299	5.64%	3,204,371	99,187	4.14%
Commercial and industrial	1,680,640	88,426	7.03%	1,700,923	56,843	4.47%
Commercial construction	382,020	21,575	7.55%	406,513	12,304	4.05%
Total Commercial Loans	5,246,930	244,300	6.23%	5,311,807	168,334	4.24%
Residential mortgage	1,236,310	42,066	4.54%	947,454	28,674	4.04%
Home equity	647,785	31,768	6.56%	598,595	16,995	3.80%
Installment and other consumer	118,846	7,285	8.20%	117,388	4,955	5.64%
Consumer construction	47,203	1,634	4.63%	31,407	801	3.41%
Total Consumer Loans	2,050,144	82,753	5.39%	1,694,844	51,425	4.05%
Total Portfolio Loans	7,297,074	327,053	5.99%	7,006,651	219,759	4.19%
Total Loans(1)(3)	7,297,216	327,060	5.99%	7,007,977	219,801	4.19%
Total other earning assets	38,152	1,998	6.98%	8,869	256	3.86%
Total Interest-earning Assets	8,457,447	353,064	5.58%	8,521,873	239,063	3.75%
Noninterest-earning assets	752,326			706,640
Total Assets	$9,209,773			$9,228,513
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$847,222	$3,888	0.61%	$945,733	$526	0.07%
Money market	1,621,726	25,636	2.11%	1,948,653	4,714	0.32%
Savings	1,041,346	2,970	0.38%	1,119,739	496	0.06%
Certificates of deposit	1,224,704	27,421	2.99%	1,011,228	3,105	0.41%
Total Interest-bearing Deposits	4,734,998	59,915	1.69%	5,025,353	8,841	0.24%
Securities sold under repurchase agreements	—	—	—%	47,912	36	0.10%
Short-term borrowings	522,448	20,929	5.36%	3,498	83	3.16%
Long-term borrowings	29,133	883	4.05%	20,535	316	2.06%
Junior subordinated debt securities	53,180	3,083	7.75%	54,413	1,542	3.79%
Total Borrowings	604,761	24,895	5.50%	126,358	1,977	2.09%
Other interest-bearing liabilities	55,637	2,085	5.01%	—	—	—%
Total Interest-bearing Liabilities	5,395,396	86,895	2.15%	5,151,711	10,818	0.28%
Noninterest-bearing liabilities	2,593,683			2,890,375
Shareholders' equity	1,220,694			1,186,427
Total Liabilities and Shareholders' Equity	$9,209,773			$9,228,513
Net Interest Income(1)(2)		$266,169			$228,245
Net Interest Margin(1)(2)			4.21%			3.58%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.
Net interest income on an FTE basis (non-GAAP) increased $3.7 million, or 4.4 percent, and $37.9 million, or 16.6 percent, for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The net interest margin, or NIM, on an FTE basis (non-GAAP) increased 5 and 63 basis points for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The increases in net interest income and NIM on an FTE basis (non-GAAP) were primarily due to higher interest rates during 2023.
Interest income on an FTE basis (non-GAAP) increased $33.3 million and $114.0 million for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The increase in interest income on an FTE basis (non-GAAP) was primarily due to higher interest rates. Average loan balances increased $340.4 million and $289.2 million for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The average yield on loans increased 146 and

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
180 basis points for the three and nine months ended September 30, 2023 compared to the same periods in 2022 due to higher interest rates. Average interest-bearing deposits with banks decreased $14.4 million and $339.6 million for the three and nine months ended September 30, 2023 compared to the same periods in 2022 due to declines in deposit balances and loan growth. The average yield on interest-bearing deposits with banks increased 288 and 431 basis points for the three and nine months ended September 30, 2023 compared to the same periods in 2022 due to increased interest rates. Overall, the FTE rate (non-GAAP) on interest-earning assets increased 141 and 183 basis points for the three and nine months ended September 30, 2023 compared to the same periods in 2022.
Interest expense increased $29.5 million and $76.1 million for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The increase in interest expense was primarily due to higher interest rates. Average interest-bearing deposits increased $16.1 million and decreased $290.4 million for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The decrease for the nine months ended September 30, 2023 was due to the competitive market driven by rising interest rates. The average rate paid on interest-bearing deposits increased 161 and 145 basis points for the three and nine months ended September 30, 2023 compared to the same periods in 2022. Certificates of deposit increased $419.6 million and $213.5 million and the average rate paid increased 293 and 258 basis points for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The increase in certificates of deposit was primarily due to higher interest rates resulting in customers moving deposits to higher yield accounts. Average borrowings increased $580.5 million and $478.4 million and the average rate paid on borrowings increased 225 and 341 basis points for the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to decreased deposit balances and increased loans. Overall, the cost of interest-bearing liabilities increased 204 and 187 basis points for the three and nine months ended September 30, 2023 compared to the same periods in 2022.
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended September 30, 2023 Compared to September 30, 2022			Nine Months Ended September 30, 2023 Compared to September 30, 2022
(dollars in thousands)	Volume (4)	Rate (4)	Total	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$(74)	$1,039	$965	$(1,522)	$4,500	$2,979
Securities, at fair value(1)(2)	(494)	871	378	(711)	2,733	2,021
Loans held for sale	(11)	1	(10)	(37)	3	(34)
Commercial real estate	974	9,847	10,821	(622)	35,734	35,111
Commercial and industrial	(741)	8,797	8,055	(678)	32,261	31,583
Commercial construction	(412)	2,582	2,170	(741)	10,012	9,271
Total Commercial Loans	(179)	21,226	21,046	(2,041)	78,007	75,965
Residential mortgage	3,383	1,818	5,201	8,742	4,649	13,392
Home equity	176	3,996	4,173	1,397	13,376	14,773
Installment and other consumer	(121)	704	583	62	2,269	2,330
Consumer construction	103	189	293	403	431	834
Total Consumer Loans	3,541	6,707	10,250	10,604	20,725	31,329
Total Portfolio Loans	3,362	27,933	31,296	8,563	98,732	107,294
Total Loans(1)(3)	3,351	27,934	31,286	8,526	98,735	107,260
Total other earning assets	390	259	649	848	892	1,740
Change in Interest Earned on Interest-earning Assets	$3,173	$30,103	$33,278	$7,141	$106,860	$114,000
Interest paid on:
Interest-bearing demand	$(1)	$1,834	$1,833	$(55)	$3,417	$3,362
Money market	(465)	6,619	6,155	(791)	21,713	20,922
Savings	(34)	922	888	(35)	2,509	2,474
Certificates of deposit	647	10,190	10,837	655	23,661	24,316
Total Interest-bearing Deposits	147	19,565	19,713	(226)	51,300	51,074
Securities sold under repurchase agreements	(3)	—	(3)	(36)	—	(36)
Short-term borrowings	4,584	3,668	8,252	12,282	8,565	20,847
Long-term borrowings	126	221	346	132	435	568
Junior subordinated debt securities	(46)	431	386	(35)	1,575	1,540
Total Borrowings	4,661	4,320	8,981	12,343	10,575	22,919
Other interest-bearing liabilities	841	—	841	2,084	—	2,084
Change in Interest Paid on Interest-bearing Liabilities	5,649	23,885	29,535	14,201	61,875	76,077
Change in Net Interest Income	$(2,476)	$6,218	$3,743	$(7,060)	$44,985	$37,923
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
Provision for Credit Losses
The provision for credit losses includes a provision for losses on loans and on unfunded commitments. The provision for credit losses fluctuates based on changes in loan balances, risk ratings, net loan charge-offs/recoveries, the macro environment and our Current Expected Credit Loss, or CECL, forecast. The provision for credit losses increased $3.0 million and $11.8 million to $5.5 million and $17.0 million for the three and nine months ended September 30, 2023 compared to $2.5 million and $5.2 million for the same periods in 2022. The increase in the provision for credit losses for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily due to increases in net loan charge-offs and in our qualitative reserve. The increase in qualitative reserve was primarily due to deterioration in the CRE price index and our qualitative reserve capturing additional expected losses in commercial loans that are not included in the model. We also had an increase in our quantitative reserve due to downgrades in our C&I portfolio and loan growth in our consumer real estate portfolio.
For the three and nine months ended September 30, 2023, we had net loan charge-offs of $3.7 million and $9.6 million compared to $0.7 million and $1.7 million for the same periods in 2022. During the nine months ended September 30, 2023, our most significant charge-offs were three C&I relationships totaling $15.9 million, which was partially offset by a $9.3 million recovery from a customer fraud that occurred in 2020.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Refer to the "Allowance for Credit Losses" section of this MD&A for further details.
Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net gain on sale of securities	$—	$198	$(198)	(100.0)%	$—	$198	$(198)	(100.0)%
Debit and credit card	4,690	4,768	(78)	(1.6)%	13,708	14,587	(879)	(6.0)%
Service charges on deposit accounts	4,060	4,333	(273)	(6.3)%	12,064	12,488	(424)	(3.4)%
Wealth management	3,003	3,212	(209)	(6.5)%	9,136	9,701	(565)	(5.8)%
Mortgage banking	294	425	(131)	(30.8)%	884	1,906	(1,022)	(53.6)%
Other	135	1,824	(1,689)	(92.6)%	3,771	3,736	35	0.9%
Total Noninterest Income	$12,182	$14,760	$(2,578)	(17.5)%	$39,563	$42,616	$(3,053)	(7.2)%
Noninterest income decreased $2.6 million and $3.1 million to $12.2 million and $39.6 million for the three and nine months ended September 30, 2023 compared to the same periods in 2022. Other noninterest income decreased $1.7 million for the three months ended September 30, 2023 primarily due to a valuation adjustment for our commercial loan swaps of $0.9 million as well as a gain on the sale of OREO of $0.6 million that occurred in the three months ending September 30, 2022 compared to no OREO activity in the same period for 2023. Other noninterest income remained relatively unchanged for the nine months ended September 30, 2023 compared to the same period in 2022 despite an increase of $3.0 million related to a change in the valuation of our deferred compensation plan, which has a corresponding offset in salaries and employee benefits resulting in no impact to net income. This increase was offset by a decrease of $0.8 million related to a reduction of commercial loan swap income and a $0.9 million valuation adjustment for our commercial loan swaps as well as a decrease of $0.5 million in gain on the sale of OREO compared to the same period in 2022. Wealth management decreased $0.2 million and $0.6 million for the three months and nine months ended September 30, 2023 compared to the same periods in 2022 due to decreased trust income fees. Mortgage banking decreased $0.1 million and $1.0 million for the three and nine months ended September 30, 2023 compared to the same periods in 2022 due to a continued decline in loan sale activity caused by rising interest rates and a shift to holding originated mortgage loans on our balance sheet. Debit and credit card income decreased $0.1 million and $0.9 million for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 due to decreased debit card incentive income and timing of referral merchant revenue.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Salaries and employee benefits	$27,521	$26,700	$821	3.1%	$80,513	$75,223	$5,290	7.0%
Data processing and information technology	4,479	4,220	259	6.1%	12,914	12,759	155	1.2%
Occupancy	3,671	3,490	181	5.2%	11,216	11,006	210	1.9%
Furniture, equipment and software	3,125	2,915	210	7.2%	9,178	8,631	547	6.3%
Professional services and legal	1,965	1,851	114	6.2%	5,855	6,180	(325)	(5.3)%
Marketing	1,741	1,367	374	27.4%	5,053	4,252	801	18.8%
Other taxes	1,831	1,559	272	17.4%	4,943	4,778	165	3.5%
FDIC insurance	1,029	598	431	72.1%	3,073	2,417	656	27.1%
Other	7,441	6,933	508	7.3%	21,390	20,225	1,165	5.8%
Total Noninterest Expense	$52,803	$49,633	$3,170	6.4%	$154,135	$145,471	$8,664	6.0%
Noninterest expense increased $3.2 million to $52.8 million for the three months ended September 30, 2023 and increased $8.7 million to $154.1 million for the nine months ended September 30, 2023 compared to the same periods in 2022. Salaries and employee benefits increased $0.8 million for the three months ended September 30, 2023 due to higher salary expense caused by new positions and increased restricted stock expense offset by decreases in expense for medical claims, employee pension and incentive payouts. Salaries and employee benefits increased $5.3 million for the nine months ended September 30, 2023 due to higher salary expense as well as a change in the valuation of our deferred compensation plan, which has a corresponding offset in other income within noninterest income resulting in no impact to net income, partially offset by a decrease in incentive expense. Other noninterest expense increased $0.5 million for the three months ended September 30, 2023 and increased $1.2 million for the nine months ended September 30, 2023 primarily due to higher loan related expense and increased expense in amortization related to our qualified affordable housing projects. FDIC Insurance expense increased $0.4 million for the three months ended September 30, 2023 and increased $0.7 million for the nine months ended September 30, 2023 due to an increase in the assessment rate. Marketing expense increased $0.4 million for the three months and $0.8 million for the nine months ended September 30, 2023 due to increased marketing efforts.
Provision for Income Taxes
The provision for income taxes decreased $1.4 million to $7.8 million for the three months ended September 30, 2023 compared to $9.2 million for the same period in 2022 due an increase in tax credits and increased $1.6 million to $25.0 million for the nine months ended September 30, 2023 compared to $23.4 million for the same periods in 2022, mainly due to an increase in income before taxes. Our effective tax rate was 18.9 percent for both the three and nine months ended September 30, 2023 compared to 19.8 percent and 19.7 percent for the three and nine months ended September 30, 2022. The decrease in our effective tax rate for the three and nine month periods ended September 30, 2023 was primarily due to an increase in tax credits compared to the same periods in 2022.
Financial Condition as of September 30, 2023
Total assets increased $355.5 million to $9.5 billion at September 30, 2023 compared to $9.1 billion at December 31, 2022. Cash and due from banks increased $28.5 million to $238.5 million at September 30, 2023 compared to $210.0 million at December 31, 2022. Total portfolio loans increased $331.9 million to $7.5 billion at September 30, 2023 compared to $7.2 billion at December 31, 2022. The increase in loans primarily related to consumer loan growth of $268.4 million with an increase in consumer real estate of $277.9 million compared to December 31, 2022. The commercial loan portfolio increased $63.6 million at September 30, 2023 compared to December 31, 2022 due to an increase of $158.1 million in CRE loans offset by decreases of $83.6 million in C&I and $10.9 million in construction.
Securities decreased $47.5 million to $955.3 million at September 30, 2023 from $1.0 billion at December 31, 2022. The bond portfolio was in a net unrealized loss position of $115.4 million at September 30, 2023 compared to a net unrealized loss position of $102.3 million at December 31, 2022.
Our deposits were $7.2 billion at both September 30, 2023 and December 31, 2022. Certificates of deposit increased $553.3 million compared to December 31, 2022 mainly due to migration from other deposit categories and an increase in brokered certificates of deposit of $175.0 million. Noninterest-bearing demand deposits decreased $312.7 million, money market decreased $116.1 million and savings decreased $143.6 million compared to December 31, 2022. The decreases were primarily attributed to deposit fluctuations and competition in a higher interest rate environment.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total borrowings increased $279.5 million to $718.7 million at September 30, 2023 compared to $439.2 million at December 31, 2022 primarily due to loan growth.
Total shareholders’ equity increased by $38.9 million to $1.2 billion at September 30, 2023 compared to December 31, 2022. The increase was primarily due to net income of $107.7 million, offset by dividends of $37.2 million, common stock repurchases of $20.0 million and other comprehensive losses of $13.5 million.
Securities Activity

(dollars in thousands)	September 30, 2023	December 31, 2022	$ Change
U.S. Treasury securities	$130,037	$131,695	$(1,658)
Obligations of U.S. government corporations and agencies	42,049	41,811	238
Collateralized mortgage obligations of U.S. government corporations and agencies	429,978	428,407	1,571
Residential mortgage-backed securities of U.S. government corporations and agencies	36,886	41,587	(4,701)
Commercial mortgage-backed securities of U.S. government corporations and agencies	286,107	327,313	(41,206)
Corporate obligations	—	500	(500)
Obligations of states and political subdivisions	29,210	30,471	(1,261)
Available-for-Sale Debt Securities	954,267	1,001,784	(47,517)
Equity securities	995	994	1
Total Securities Available for Sale	$955,262	$1,002,778	$(47,516)
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities decreased $47.5 million to $955.3 million at September 30, 2023 compared to $1.0 billion at December 31, 2022.
At September 30, 2023, our bond portfolio was in a net unrealized loss position of $115.4 million compared to a net unrealized loss position of $102.3 million at December 31, 2022. At September 30, 2023, our bond portfolio had gross unrealized losses of $115.4 million and no gross unrealized gains, compared to December 31, 2022, when total gross unrealized losses were $102.6 million offset by gross unrealized gains of $0.3 million.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Loan Composition

	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	$ Change	% Change
Commercial
Commercial real estate	$3,286,272	43.7%	$3,128,187	43.5%	$158,085	5.1%
Commercial and industrial	1,635,354	21.8%	1,718,976	23.9%	(83,622)	(4.9)%
Commercial construction	388,470	5.2%	399,371	5.6%	(10,901)	(2.7)%
Total Commercial Loans	5,310,096	70.7%	5,246,534	73.0%	63,562	1.2%
Consumer
Consumer real estate	2,090,443	27.8%	1,812,539	25.2%	277,904	15.3%
Other consumer	115,379	1.5%	124,896	1.8%	(9,517)	(7.6)%
Total Consumer Loans	2,205,822	29.3%	1,937,435	27.0%	268,387	13.9%
Total Portfolio Loans	7,515,918	100.0%	7,183,969	100.0%	331,949	4.6%
Loans held for sale	257		16		241	NM
Total Loans	$7,516,175		$7,183,985		$332,190	4.6%
NM - not meaningful
The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower’s industry or the overall economic climate can significantly impact the borrower’s ability to pay.
Total portfolio loans increased $331.9 million, or 4.6 percent, to $7.5 billion at September 30, 2023 compared to $7.2 billion at December 31, 2022.
As of September 30, 2023, 67 percent of our total loans were variable rate loans and 33 percent were fixed rate loans compared to 72 percent variable rate and 28 percent fixed rate at December 31, 2022. Commercial loans, including CRE, C&I and commercial construction, comprised 70.7 percent of total portfolio loans at September 30, 2023 and 73.0 percent at December 31, 2022. The commercial loan portfolio increased $63.6 million at September 30, 2023 compared to December 31, 2022 due to an increase of $158.1 million in CRE primarily due to fewer loan prepayments and decreases of $83.6 million in C&I and $10.9 million in construction loans as a result of loan pay-offs and lower origination volume due to the current macro environment.
Consumer loans represent 29.3 percent of our total portfolio loans at September 30, 2023 and 27.0 percent at December 31, 2022. The consumer loan portfolio increased $268.4 million at September 30, 2023 due to growth in our consumer real estate portfolio of $277.9 million compared to December 31, 2022. Consistent with 2022, we continue to retain consumer real estate loans on our balance sheet as portfolio loans versus selling these loans due to the loan pricing in the secondary market.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents activity in the ACL for the periods presented:

	Nine Months Ended September 30, 2023
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$41,428	$25,710	$6,264	$12,547	$12,105	$3,286	$101,340
Impact of ASU 2022-02	—	75	215	251	278	(251)	568
Provision for credit losses on loans(1)	(2,636)	14,424	351	1,325	1,934	462	15,860
Charge-offs	—	(18,253)	—	(1,252)	(224)	(1,029)	(20,758)
Recoveries	965	9,568	2	230	156	275	11,196
Net Recoveries/(Charge-offs)	965	(8,685)	2	(1,022)	(68)	(754)	(9,562)
Balance at End of Period	$39,757	$31,524	$6,832	$13,101	$14,249	$2,743	$108,206
(1) Excludes the provision for credit losses for unfunded commitments.
The following table presents key ACL ratios for the periods presented:

	September 30, 2023	December 31, 2022
Ratio of net charge-offs to average loans outstanding(1)	0.18%	0.04%
Allowance for credit losses as a percentage of total portfolio loans	1.44%	1.41%
Allowance for credit losses to nonaccrual loans	854%	532%
(1) Year-to-date net charge-offs annualized
Net loan charge-offs were $9.6 million, or 0.18 percent of average loans, for the nine months ended September 30, 2023. Refer to the "Provision for Credit Losses" section of this MD&A for further details.
The ACL was $108.2 million, or 1.44 percent of total portfolio loans, at September 30, 2023 compared to $101.3 million, or 1.41 percent of total portfolio loans, at December 31, 2022. The increase in the ACL of $6.9 million was primarily due to a $4.9 million increase in our qualitative reserve due to deterioration in the CRE price index and our qualitative reserve capturing additional expected losses in commercial loans that are not included in the model. We also had a $2.0 million increase in our quantitative reserve primarily due to downgrades in our C&I portfolio and loan growth in our consumer real estate portfolio.
Substandard loans increased $14.3 million to $177.4 million at September 30, 2023 compared to $163.1 million at December 31, 2022. The increase in substandard loans was primarily due to risk rating downgrades from special mention to substandard in our C&I and CRE portfolios which occurred during the nine months ended September 30, 2023. Special mention loans decreased $26.8 million to $194.3 million at September 30, 2023 compared to $221.1 million at December 31, 2022. The decrease in special mention loans was primarily due to the risk rating downgrades from special mention to substandard and loan payoffs.
Our allowance for credit losses on unfunded commercial loan commitments and letters of credit provide for the risk of expected loss in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on our Condensed Consolidated Statements of Comprehensive Income (Loss). The allowance for unfunded loan commitments increased $1.1 million to $9.3 million at September 30, 2023 compared to $8.2 million at December 31, 2022. The increase was due to increased loss rates and an increase in unused C&I commitments. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nonperforming assets, or NPA's, consist of nonaccrual loans and OREO. The following represents NPA's as of the dates presented:

(dollars in thousands)	September 30, 2023	December 31, 2022	$ Change
Nonaccrual Loans
Commercial real estate	$1,735	$7,323	$(5,588)
Commercial and industrial	3,468	2,974	494
Commercial construction	384	384	—
Consumer real estate	6,756	8,093	(1,337)
Other Consumer	334	278	56
Total Nonaccrual Loans	12,677	19,052	(6,375)
OREO	3,715	3,065	650
Total Nonperforming Assets	$16,392	$22,117	$(5,725)
Asset Quality Ratios:
Nonaccrual loans as a percent of total portfolio loans	0.17%	0.27%
Nonperforming assets as a percent of total portfolio loans plus OREO	0.22%	0.31%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past the contractual due date. Nonaccrual loans decreased $6.4 million, or 33.5 percent, to $12.7 million at September 30, 2023 compared to $19.1 million at December 31, 2022. The decrease in nonaccrual loans primarily related to the payoff of a $5.4 million CRE loan during the nine months ended September 30, 2023.
Deposits
Deposits are our primary source of funds. We have a well-diversified deposit base with a balance mix of 57.4 percent personal, 35.2 percent business, 5.0 percent public funds and 2.4 percent brokered at September 30, 2023.

	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Deposits	Amount	% of Deposits	$ Change	% Change
Personal	$4,143,246	57.4%	$4,171,701	57.8%	$(28,455)	(0.4)%
Business	2,546,849	35.2%	2,666,995	36.9%	(120,146)	(1.7)%
Public funds	357,802	5.0%	381,274	5.3%	(23,472)	(0.3)%
Brokered	175,000	2.4%	—	—%	175,000	2.4%
Total Deposits	$7,222,897	100.0%	$7,219,970	100.0%	$2,927	—%
The following table presents the composition of deposits for the periods presented:

(dollars in thousands)	September 30, 2023	December 31, 2022	$ Change
Noninterest-bearing demand	$2,276,009	$2,588,692	$(312,683)
Interest-bearing demand	868,624	846,653	21,971
Money market	1,615,445	1,731,521	(116,076)
Savings	974,940	1,118,511	(143,571)
Certificates of deposit	1,487,879	934,593	553,286
Total Deposits	$7,222,897	$7,219,970	$2,927
Our total deposits were $7.2 billion at both September 30, 2023 and December 31, 2022. Certificates of deposit increased $553.3 million compared to December 31, 2022 due to migration from other deposit categories as customers continue to seek higher interest rates, new deposit inflows and the issuance of $175.0 million of brokered certificates of deposit in 2023. We had no brokered deposits at December 31, 2022. As a member of the IntraFi network, we are able to offer our customers insurance coverage on interest-bearing demand, money market and certificate of deposit balances in excess of the FDIC insurance limits. IntraFi balances increased $154.5 million to $221.8 million at September 30, 2023 compared to $67.3 million at December 31, 2022. We have total uninsured deposits of $2.2 billion, or 31 percent of our total deposit base, compared to $2.5 billion, or 34 percent, at December 31, 2022.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Borrowings

(dollars in thousands)	September 30, 2023	December 31, 2022	$ Change
Short-term borrowings	$630,000	$370,000	$260,000
Long-term borrowings	39,396	14,741	24,655
Junior subordinated debt securities	49,343	54,453	(5,110)
Total Borrowings	$718,739	$439,194	$279,545
Borrowings are an additional source of funding for us. Total borrowings increased $279.5 million to $718.7 million compared to $439.2 million at December 31, 2022 primarily due to loan growth.
Information pertaining to short-term borrowings is summarized in the table below for the nine months ended September 30, 2023 and for the twelve months ended December 31, 2022.

	Short-Term Borrowings
(dollars in thousands)	September 30, 2023	December 31, 2022
Balance at the period end	$630,000	$370,000
Average balance during the period	$522,448	$40,013
Average interest rate during the period	5.36%	4.15%
Maximum month-end balance during the period	$630,000	$370,000
Average interest rate at the period end	5.66%	4.49%
Information pertaining to long-term borrowings and junior subordinated debt securities is summarized in the tables below for the nine months ended September 30, 2023 and for the twelve months ended December 31, 2022.

	Long-Term Borrowings
(dollars in thousands)	September 30, 2023	December 31, 2022
Balance at the period end	$39,396	$14,741
Average balance during the period	$29,133	$19,090
Average interest rate during the period	4.05%	2.15%
Maximum month-end balance during the period	$39,589	$22,344
Average interest rate at the period end	4.46%	2.61%

	Junior Subordinated Debt Securities
(dollars in thousands)	September 30, 2023	December 31, 2022
Balance at the period end	$49,343	$54,453
Average balance during the period	$53,180	$54,421
Average interest rate during the period	7.75%	4.40%
Maximum month-end balance during the period	$54,483	$54,453
Average interest rate at the period end	8.00%	7.09%
We redeemed $5.0 million of junior subordinated debt securities, along with $0.2 million in common equity issued by the Trust and held by us, on July 25, 2023.

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
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing and attract new deposits, mitigating any funding dependency on other more volatile funding sources. Refer to the "Financial Condition as of September 30, 2023 - Deposits" section of this MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program. Additional funding sources accessible to S&T include borrowing availability at the Federal Home Loan Bank, or FHLB, of Pittsburgh, federal funds lines with other financial institutions and the brokered deposit market. Additionally, S&T has borrowing availability through the Federal Reserve Discount Window and the Federal Reserve Bank Term Funding Program, or BTFP.
In response to recent bank failures, the Federal Reserve authorized additional funding availability to eligible depository institutions through the BTFP. The program is intended to help assure depositors that their institutions have an additional source of liquidity to meet their needs. Under the program, any collateral eligible for purchase by the Federal Reserve Banks in open market operations can be pledged including U.S. Treasury securities, U.S. Agencies and U.S. Agency mortgage-backed securities. Collateral advances will be equal to 100 percent of the par value of the collateral pledged with a term of up to one year. Interest is charged at a fixed rate equal to the one-year overnight index swap rate plus 10 basis points with no prepayment penalty. As of September 30, 2023, we have $675.8 million of collateral available to pledge under the program and no outstanding balance.
Available borrowing capacity exceeds uninsured deposits of $2.2 billion. The following table summarizes funding sources available as of the dates presented:

	September 30, 2023			December 31, 2022
(dollars in thousands)	Borrowing Capacity	Balance	Available	Borrowing Capacity	Balance	Available
FHLB	$3,125,638	$787,701	$2,337,937	$2,925,614	$491,288	$2,434,326
Federal Reserve Discount Window	769,550	—	769,550	839,836	—	839,836
Federal Reserve BTFP(1)	675,784	—	675,784	—	—	—
Total	$4,570,972	$787,701	$3,783,271	$3,765,450	$491,288	$3,274,162
(1) Emergency lending program created by the Federal Reserve in March 2023.
We have contractual obligations representing required future payments on certificates of deposit, junior subordinated debt securities, short-term borrowings, long-term borrowings, operating and capital leases and purchase obligations. See the Liquidity and Capital Resources portion of our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K for more information on these future cash outflows. Certificates of deposit increased $553.3 million to $1.5 billion at September 30, 2023 compared to December 31, 2022 and short-term borrowings increased $260.0 million to $630.0 million at September 30, 2023 compared to December 31, 2022. Other than these changes, there have been no material changes to the contractual obligations previously disclosed in our 2022 Form 10-K.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At September 30, 2023, S&T Bank had $885.6 million in highly liquid assets which consisted primarily of $162.6 million in interest-bearing deposits with banks and $722.7 million in unpledged securities. This resulted in a highly liquid assets to total assets ratio of 9.4 percent at September 30, 2023.
We continue to maintain a strong capital position with our leverage ratio at 11.12 percent at September 30, 2023 compared to 11.06 percent at December 31, 2022, both in excess of the well-capitalized regulatory guideline of 5.00 percent. We continue

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
to be well-capitalized with a risk-based Common Equity Tier 1 ratio of 13.11 percent at September 30, 2023 compared to 12.81 percent at December 31, 2022, both in excess of the well-capitalized regulatory guideline of 6.50 percent.
The following table summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	September 30, 2023		December 31, 2022
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$1,009,448	11.12%	$967,708	11.06%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	985,448	13.11%	938,708	12.81%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,009,448	13.43%	967,708	13.21%
Total capital to risk-weighted assets	8.00%	10.00%	1,128,526	15.01%	1,078,897	14.73%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$972,966	10.72%	$938,377	10.73%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	972,966	12.95%	938,377	12.81%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	972,966	12.95%	938,377	12.81%
Total capital to risk-weighted assets	8.00%	10.00%	1,091,980	14.53%	1,049,566	14.33%
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
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of September 30, 2023, we had not issued any securities pursuant to this shelf registration statement.

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
The table below reflects the rate shock analyses results for the 1-12 and 13-24 month periods of pretax net interest income and EVE.

	September 30, 2023			December 31, 2022
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	7.7	10.9	(28.1)	14.6	22.0	(13.2)
300	5.7	7.9	(20.9)	11.0	16.6	(8.5)
200	3.7	5.0	(13.7)	7.4	11.2	(4.6)
100	1.7	2.4	(6.3)	3.7	5.7	(1.5)
-100	(4.1)	(5.8)	4.0	(6.1)	(8.8)	(2.6)
-200	(5.9)	(8.4)	5.7	(10.2)	(14.8)	(7.7)
-300	(7.9)	(12.1)	4.0	(14.1)	(21.0)	(17.0)
-400	(13.0)	(19.0)	(5.8)	(21.1)	(30.1)	(32.7)

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
Our rate shock analyses show less improvement in the percentage change in pretax net interest income in the rates up scenarios when comparing September 30, 2023 to December 31, 2022 primarily because we have a different deposit mix, more short-term borrowings and a larger fixed-rate loan portfolio. The percentage change in pretax net interest income in the rates down scenario shows an improvement when comparing September 30, 2023 to December 31, 2022 because of our increased ability to cut liability costs as deposit rates have increased and we have more short-term borrowings. Our EVE analyses show a decline in the percentage change in EVE in the rates up scenarios and an improvement in rates down scenarios when comparing September 30, 2023 to December 31, 2022. These changes are mainly the result of the impact of interest rates on the value of nonmaturity deposits and deposit valuation methodology enhancements.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of September 30, 2023. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2023, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.
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
The following table is a summary of our purchases of common stock during the third quarter of 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Approximate dollar value of shares that may yet be purchased under the plan(2)
				$9,807,857
07/01/2023 - 07/31/2023	—	$—	—	9,807,857

08/01/2023 - 08/31/2023	—	—	—	9,807,857

09/01/2023 - 09/30/2023	—	—	—	$9,807,857
(1) On January 25, 2023, our Board of Directors authorized an extension of its $50 million share repurchase plan, which was set to expire March 31, 2023. This authorization extended the expiration date of the repurchase plan through March 31, 2024. The plan permits S&T to repurchase shares up to the previously authorized $50 million in aggregate value of S&T's common stock through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and S&T's financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund repurchases from cash on hand and internally generated funds. Share repurchases will not occur unless permissible under applicable laws.
(2)Includes excise tax on repurchases, net of issuances for restricted stock awards.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
(c) During the three months ended September 30, 2023, no director or Section 16 officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.
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

S&T Bancorp, Inc. (Registrant)

November 2, 2023	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)