Form 10-K
period 2023-12-31
S&T BANCORP INC
filed 2024-02-27
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 0-12508
S&T BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania			25-1434426
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

800 Philadelphia Street	Indiana	PA	15701
(Address of principal executive offices)			(zip code)
Registrant’s telephone number, including area code (800) 325-2265
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $2.50 per share	STBA	NASDAQ Global Select Market
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.                Yes ☒     No   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes  ☐    No   ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate estimated fair value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023:
Common Stock, $2.50 par value – $1,025,756,372
The number of shares outstanding of each of the registrant's classes of common stock as of February 23, 2024:
Common Stock, $2.50 par value –38,233,365
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of S&T Bancorp, Inc., to be filed pursuant to Regulation 14A for the 2024 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
PART I
Item 1. BUSINESS
General
S&T Bancorp, Inc. was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and is registered with the Board of Governors of the Federal Reserve System, or the Federal Reserve Board, under the Bank Holding Company Act of 1956, as amended, or the BHCA, as a bank holding company and a financial holding company. S&T Bancorp, Inc. has four active direct wholly-owned subsidiaries including S&T Bank, 9th Street Holdings, Inc., STBA Capital Trust I and DNB Capital Trust II, and owns a 50 percent interest in Commonwealth Trust Credit Life Insurance Company, or CTCLIC. When used in this Report, “S&T,” “we,” “us” or “our” may refer to S&T Bancorp, Inc. individually, S&T Bancorp, Inc. and its consolidated subsidiaries or certain of S&T Bancorp, Inc.’s subsidiaries or affiliates, depending on the context. As of December 31, 2023, we had approximately $9.6 billion in assets, $7.7 billion in total loans, $7.5 billion in deposits and $1.3 billion in shareholders’ equity.
S&T Bank is a full-service bank that operates in Pennsylvania and Ohio. S&T Bank deposits are insured by the Federal Deposit Insurance Corporation, or FDIC, to the maximum extent provided by law. S&T Bank has four active wholly-owned operating subsidiaries including S&T Insurance Group, LLC, S&T Bancholdings, Inc., Stewart Capital Advisors, LLC and DN Acquisition Company, Inc.
Through S&T Bank and our non-bank subsidiaries, we offer consumer, commercial and small business banking services, which include accepting time and demand deposits and originating commercial and consumer loans, brokerage services and trust services including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits. We also manage private investment accounts for individuals and institutions through our registered investment advisor. Total Wealth Management assets under administration, which are not accounted for as part of our assets, were $2.2 billion at December 31, 2023.
The main office of both S&T Bancorp, Inc. and S&T Bank is located at 800 Philadelphia Street, Indiana, Pennsylvania, and our phone number is (800) 325-2265.
Human Capital Management
Our commitment to every customer starts with a talented team. To attract and retain our talented team, we strive to make S&T an inclusive, safe and healthy workplace that provides our employees with opportunities to grow and develop. As of December 31, 2023, we had approximately 1,244 full time equivalent employees.
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

S&T BANCORP, INC. AND SUBSIDIARIES
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
Diversity, equity and inclusion, or DEI, is a commitment that we are focused on through various avenues to create awareness, provide education, support our colleagues and communities, develop and improve products and services, partner with diverse vendors and drive results tied to our overall organizational strategy. As part of our DEI strategy, we launched our DEI Advisory Council during 2022. The DEI Advisory Council is co-chaired by our Chief Executive Officer and Chief Human Resources Officer and is made up of colleagues from departments across our organization. We conduct an ongoing S&T Commemorates webinar series that is designed to explore a wide scope of DEI topics.
Talent Development and Training
Our training plan strives to provide all departments with access to comprehensive training to enhance all job positions. Our Corporate Training Department maintains oversight of all training to ensure that it is implemented and monitored properly and encourages career development for our employees. Our training program offers a blended learning approach comprised of classroom and online course delivery. We have many training sessions that are a virtual format through webinars and learning management system delivery for regulatory, compliance, skill-based, technology, leadership and career development. Certain trainings are conducted live based on the needs of the program. In 2023, our employees logged approximately 78,532 training hours, on average 63 hours per employee, which is an increase of approximately 7 percent compared to 2022.
Safety, Health and Wellness
The safety, health and well-being of our employees is a top priority. We offer our employees and their families access to a variety of flexible and convenient health and welfare programs that provide resources to help them maintain and/or improve their physical and mental health. We also have a financial wellness program that assists our employees and their families with budgeting and various personal financial content consisting of an online personal financial program and internally produced webinars. We believe in the education and offering of programs and initiatives that make lasting positive impacts in the lives of our employees.
Access to United States Securities and Exchange Commission Filings
All of our reports filed electronically with the United States Securities and Exchange Commission, or the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our prior annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our annual proxy statements, as well as any amendments to those reports, are accessible at no cost on our website at www.stbancorp.com under Financials, SEC Filings. These filings are also accessible on the SEC’s website at www.sec.gov. The charters of the Audit Committee, the Compensation and Benefits Committee, the Credit Risk Committee, the Executive Committee, the Nominating and Corporate Governance Committee and the Risk Committee as well as the Complaints Regarding Accounting, Internal Accounting Controls or Auditing Matters ("Whistleblower Policy"), the Code of Conduct for the CEO and CFO, the General Code of Conduct, the Shareholder Communications Policy, and the Corporate Governance Guidelines are also available at www.stbancorp.com under Governance.

S&T BANCORP, INC. AND SUBSIDIARIES
Supervision and Regulation
General
S&T is extensively regulated under federal and state law. Regulation of bank holding companies and banks is intended primarily for the protection of consumers, depositors, borrowers, the Federal Deposit Insurance Fund, or DIF, and the banking system as a whole, and not for the protection of shareholders or creditors. The following describes certain aspects of that regulation and does not purport to be a complete description of all regulations that affect S&T, or all aspects of any regulation discussed here. To the extent statutory or regulatory provisions are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions. The discussion of the regulations applicable to S&T provided below is based on our status as an institution with less than $10 billion in assets. If S&T’s assets cross the $10 billion threshold, we will be subject to different and additional regulations than those described below.
The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, enacted in July 2010, has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes addressing, among other things: (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; (v) enhanced corporate governance and executive compensation requirements and disclosures; and (vi) numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC. While many requirements called for in the Dodd-Frank Act have been implemented, these regulations are subject to continuing interpretation and potential amendment. Given the continued uncertainty associated with the ongoing implementation of the requirements of the Dodd-Frank Act by the various regulatory agencies, including the manner in which the remaining provisions will be implemented and the interpretation of and potential amendments to existing regulations, the full extent of the impact of such requirements on financial institutions’ operations remains unclear, but management expects will continue to affect us in some way. The continuing changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, increase our operating and compliance costs, or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.
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

S&T BANCORP, INC. AND SUBSIDIARIES
We elected to become a financial holding company under the BHCA in 2001 and thereby may engage in a broader range of financial activities than are permissible for traditional bank holding companies. In order to maintain our status as a financial holding company, we must remain “well-capitalized” and “well-managed” and the depository institutions controlled by us must remain “well-capitalized,” “well-managed” (as defined in federal law) and have at least a “satisfactory” Community Reinvestment Act, or CRA, rating. Refer to Note 23 Regulatory Matters to the consolidated financial statements contained in Part II, Item 8 of this Report for information concerning the current capital ratios of S&T and S&T Bank. No prior regulatory approval is required for a financial holding company with total consolidated assets less than $50 billion to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board, unless the total consolidated assets to be acquired exceed $10 billion. The BHCA identifies several activities as “financial in nature” including, among others, securities underwriting; dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and sales agency; investment advisory activities; merchant banking activities and activities that the Federal Reserve Board has determined to be closely related to banking. Banks may also engage in, subject to limitations on investment, activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is “well-capitalized,” “well-managed” and has at least a “satisfactory” CRA rating.
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

S&T BANCORP, INC. AND SUBSIDIARIES
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
Under the current assessment system, for an institution with less than $10 billion in assets, assessment rates are determined based on a combination of financial ratios and CAMELS (capital adequacy, asset quality, management, earnings, liquidity and sensitivity) composite ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly. Assessments are calculated as a percentage of average consolidated total assets less average tangible equity during the assessment period. As part of its semiannual update of the restoration plan established by the FDIC to facilitate restoration of the reserve ratio of the DIF to the statutory minimum in the mandated time frame the FDIC adopted a final rule in October 2022. The new rule, applicable to all insured depository institutions, increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023 (January 1 through March 31, 2023). The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35 percent by the statutory deadline of September 30, 2028. Second, the proposed change in assessment rates is further intended to support growth in the DIF in progressing toward the 2 percent Designated Reserve Ratio, or DRR, established by the FDIC. The FDIC has indicated that the new assessment rate schedules will remain in effect unless and until the DRR meets or exceeds 2 percent, absent further FDIC action. Under the new rule, the total base assessment rates on an annualized basis range from 2.5 basis points for certain “well-capitalized,” “well-managed” banks, with the highest ratings, to 42 basis points for complex institutions posing the most risk to the DIF, compared to the 2022 rates that ranged from 1.5 to 40. S&T’s total assets were below $10 billion at December 31, 2023.
In November 2023, the FDIC approved a final rule to implement special assessments to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessment is equal to estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. The special assessment will be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods, beginning in the first quarterly assessment period of 2024 (January 1 through March 31, 2024). Because the Bank's uninsured deposits were below $5 billion at December. 31, 2022, this special assessment is not applicable to S&T.
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

S&T BANCORP, INC. AND SUBSIDIARIES
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
Capital
The Federal Reserve Board and the FDIC have issued substantially similar minimum risk-based and leverage capital rules applicable to the banking organizations they supervise. On December 31, 2023, both S&T and S&T Bank met the applicable minimum regulatory capital requirements.
The following table summarizes the leverage and risk-based capital ratios for S&T and S&T Bank:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Leverage Ratio
S&T	$1,034,828	11.21%	$369,297	4.00%	$461,621	5.00%
S&T Bank	995,824	10.79%	369,133	4.00%	461,416	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	1,010,828	13.37%	340,159	4.50%	491,341	6.50%
S&T Bank	995,824	13.18%	339,954	4.50%	491,045	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	1,034,828	13.69%	453,545	6.00%	604,727	8.00%
S&T Bank	995,824	13.18%	453,272	6.00%	604,362	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	1,154,376	15.27%	604,727	8.00%	755,909	10.00%
S&T Bank	1,115,315	14.76%	604,362	8.00%	755,453	10.00%

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

S&T BANCORP, INC. AND SUBSIDIARIES
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
Other Safety and Soundness Regulations
There are a number of obligations and restrictions imposed on bank holding companies such as us and our depository institution subsidiary by federal law and regulatory policy. These obligations and restrictions are designed to reduce potential loss exposure to the FDIC’s DIF in the event an insured depository institution becomes in danger of default or is in default. Under current federal law, for example, the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” as defined by the law. As of December 31, 2023, S&T Bank was classified as “well-capitalized.” New definitions of these categories, as set forth in the federal banking agencies’ final rule to implement Basel III and the minimum leverage and risk-based capital requirements of the Dodd-Frank Act, became effective as of January 1, 2015. Refer to the above section titled Capital within this Item 1. Business section for capital requirements. The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of any financial institution.
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

S&T BANCORP, INC. AND SUBSIDIARIES
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
Community Reinvestment, Fair Lending and Consumer Protection Laws
In connection with its lending activities, S&T Bank is subject to a number of state and federal laws and regulations designed to protect consumers and promote lending to various sectors of the economy and population. The federal laws include, among others, the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Truth-in-Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act and the CRA. In addition, federal rules require disclosure of privacy policies to consumers.
The purpose of the CRA is to help address inequities in credit access for low- and moderate-income (LMI) individuals and communities. It is designed to encourage regulated banks to help meet the credit needs of the local communities in which they are chartered. The FRB, the FDIC and the OCC implement the CRA through their CRA regulations, which establish the framework for how the agencies assess a bank’s record of helping to meet the credit needs of the communities that they serve, including LMI neighborhoods, consistent with safe and sound operations. The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including LMI neighborhoods. Furthermore, such assessment is required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. In the case of a bank holding company, including a financial holding company, applying for approval to acquire a bank or bank holding company, the Federal Reserve Board will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory.” S&T Bank was rated “satisfactory” in its most recent CRA performance evaluation.
More recently, on October 24, 2023, the FDIC, OCC and FRB jointly issued a final rule to the CRA designed to strengthen and modernize the regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in LMI communities, adapt to changes in the banking industry, including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. Most of the final rule’s requirements will be applicable beginning in January 2026, while the remaining requirements, including data reporting requirements, will be applicable in January 2027.

S&T BANCORP, INC. AND SUBSIDIARIES
With respect to consumer protection, the Dodd-Frank Act created the Consumer Financial Protection Bureau, or the CFPB, which took over rulemaking responsibility on July 21, 2011 for the principal federal consumer financial protection laws, such as those identified above. Institutions that have assets of $10 billion or less, such as S&T Bank, are subject to the rules established by the CFPB, but will continue to be supervised in this area by their state and primary federal regulators, which in the case of S&T Bank is the FDIC.
Fair lending laws prohibit discrimination in the provision of bank's lending practices, and the enforcement of these laws has been a focus for bank regulators. Fair lending laws include the Equal Credit Opportunity Act and the Fair Housing Act, which outlaw discrimination in credit transactions and residential real estate on the basis of prohibited factors including, among others, race, color, national origin, sex and religion. A lender may be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency is required to refer the matter to the U.S. Department of Justice, or DOJ, for investigation. S&T Bank is required to have a fair lending program that is of sufficient scope to monitor the inherent fair lending risk of the institution and that appropriately remediates issues which are identified.
During 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing, which became effective in 2014. In particular, on January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth-in-Lending Act, as amended by the Dodd-Frank Act (“QM Rule.”) The ability-to-repay provision requires creditors to make reasonable, good-faith determinations that borrowers are able to repay their mortgage loans before extending the credit, based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The QM Rule also adds an explicit maximum
43 percent debt-to-income ratio (DTI) for borrowers if the loan is to meet the QM definition, though some mortgages that meet government-sponsored enterprise, or GSE, Federal Housing Administration, or FHA, and Veterans Affairs, or VA, underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the
43 percent DTI limits (GSE Patch). In December 2020, the CFPB published a final rule that replaced the 43 percent DTI ratio limit in the general QM definition (the “General QM Rule”) with a limit based on the loan’s pricing. The final rule also created a new category of qualified mortgage, called a seasoned qualified mortgage, for first lien, fixed rate covered loans that meet certain performance requirements, are held in portfolio by the originating creditor or first purchaser for a 36-month period, comply with general restrictions on product features and points and fees, and meet certain underwriting requirements. The compliance date of the final rules was October 1, 2022. These rules did not have a material impact on our mortgage business.
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

S&T BANCORP, INC. AND SUBSIDIARIES
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
Cybersecurity
We are subject to a variety of regulatory expectations and requirements regarding cybersecurity and data privacy. Federal regulators have issued statements regarding cybersecurity addressing the controls that financial institutions should design and business continuity planning and recovery processes that should be in place. Additionally, the FDIC, OCC and Federal Reserve Board issued a final rule that became effective in May 2022, requiring banking organizations that experience a computer-security incident to notify certain entities and its federal regulator of the computer-security incident as soon as possible and no later than 36 hours after the bank determines a computer-security incident has occurred. This rule also requires banking organizations to notify their customers of a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption or degradation for four or more hours. Moreover, in March 2022, the Cyber Incident Reporting for Critical Infrastructure Act was enacted and once final rules are adopted, will require certain covered entities to report a covered cyber incident to the U.S. Department of Homeland Security’s Cybersecurity & Infrastructure Security Agency, or CISA, within 72 hours after a covered entity reasonably believes an incident has occurred. Separate reporting to CISA will also be required within 24 hours if a ransom payment is made as a result of a ransomware attack. Furthermore, in September 2023, the SEC’s Cybersecurity Risk Management, Strategy, Governance and Incident Disclosure rules went into effect now requiring, among other disclosure obligations, companies to publicly disclose the occurrence of a material cybersecurity incident, including the material aspects of the nature, scope and timing of the incident and the material impact on the company including financial condition and results of operation beginning with any material cybersecurity incidents occurring on or after December 18, 2023.
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
Our customers are primarily in Pennsylvania and the contiguous states of Ohio, New York, West Virginia, New Jersey, Delaware and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in these states resulting in a geographic concentration. Our market area has a high density of financial institutions, some of which are significantly larger institutions with greater financial resources than us, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, mortgage banking companies, credit unions, online lenders and other financial service companies. Our most direct competition for deposits has historically come from commercial banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms, insurance companies and financial technology companies. Since larger competitors have advantages in attracting business from larger corporations, we do not generally attempt to compete for that business. Instead, we concentrate our efforts on attracting the business of individuals, and small and medium-size businesses. We consider our competitive advantages to be customer service and responsiveness to customer needs, the convenience of banking offices and hours, access to electronic banking services and the availability and pricing of our customized banking solutions. We emphasize personalized banking and the advantage of local decision-making in our banking business.
The financial services industry is likely to become more competitive as further technological advances enable more companies to provide financial services on a more efficient and convenient basis. Technological innovations have lowered traditional barriers to entry and enabled many companies to compete in financial services markets. Many customers now expect

S&T BANCORP, INC. AND SUBSIDIARIES
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
We incur credit risk by virtue of making loans and extending loan commitments and letters of credit. Credit risk is one of our most significant risks. We manage our exposure to credit risk through the use of consistent underwriting standards that emphasize “in-market” lending while avoiding excessive industry and other concentrations. Our credit administration function employs risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. There can be no assurance that such measures will be effective in avoiding undue credit risk. If the models and approaches that we use to select, manage and underwrite our consumer and commercial loan products change and our underwriting standards do not reflect or capture the rapid changes in the economy, we may have higher credit losses.
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
Like other lenders, we face the risk that our customers will not repay their loans. We reserve for losses in our loan portfolio based on our assessment of expected credit losses. Management determines the amount of ACL through undergoing a periodic review of the loan portfolio, where it considers historical losses, the national unemployment forecast produced by the Federal Reserve combined with qualitative factors around current conditions including changes in lending policies and practices, economic conditions, changes in the loan portfolio, changes in lending management, results of internal loan reviews, asset quality trends, collateral values, concentrations of credit risk and other external factors. This process, which is critical to our financial results and condition, requires complex judgment including our assessment of economic conditions, which are difficult to predict. The amount of future losses is difficult to predict because it is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control. Although we have policies and procedures in place to determine future losses, due to the subjective nature of this area, there can be no assurance that our management has accurately assessed the level of allowances reflected in our consolidated financial statements. We may underestimate our expected credit losses and fail to hold an ACL sufficient to account for these losses. Incorrect assumptions could lead to material underestimates of expected losses and an inadequate ACL. As our assessment of expected losses changes, we may need to increase or decrease our ACL, which could significantly impact our financial results and profitability.

S&T BANCORP, INC. AND SUBSIDIARIES
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
Various aspects of our business could be impacted by general macroeconomic conditions including, among others, inflation, which has increased to levels not experienced in years, interest rates, rising or elevated unemployment, declines in GDP, consumer spending, property values, supply chain complications and economic uncertainty. These conditions generally have a negative impact on businesses, financial markets and consumers, which may impact the underlying credit quality of our customers. The following could increase the risk of our customers defaulting or becoming delinquent in their obligations to us, which could increase credit losses and adversely affect our credit portfolios and provision for credit losses: (i) increased cost of borrowings, (ii) additional borrowings and increased leverage, (iii) drawdown from savings due to business disruption, (iv) financial difficulties, or (v) business losses, particularly for borrowers in our C&I or CRE portfolio. If the macroeconomic environment worsens, our credit portfolio and allowance for credit losses could be adversely impacted. These unfavorable economic conditions could also impact the demand for loans and other products and services offered by us, the level of customer deposits, the value of our investment securities, loans held for sale or other assets secured by residential or commercial real estate, or the level of net interest income or net interest margin. Any of these developments could adversely impact our business, financial condition, results of operations or cash flows.
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

S&T BANCORP, INC. AND SUBSIDIARIES
monetary policies and interest rates or the precise effects that they may have on our activities and financial results, which could negatively impact our financial condition and results of operations.
Financial challenges at other banking institutions and further adverse developments affecting the financial services industry, and the soundness of financial institutions, and further disruption to the economy and U.S. banking system may adversely affect our business, results of operations, liquidity and stock price.
Several bank receiverships in 2023 caused a state of volatility in the financial services industry and uncertainty with respect to liquidity and the health of the U.S. banking system. Although we were not directly affected by these bank receiverships, this news caused fear among depositors, which caused them to withdraw or attempt to withdraw their funds from these and other financial institutions. Uncertainty may be compounded by the reach and depth of media attention, including social media, and its ability to disseminate concerns or rumors about any events of these kinds or other similar risks, and have in the past and may in the future lead to market-wide liquidity problems. Additionally, the stock prices of many financial institutions dropped and became volatile. While the FDIC resolution of these banks was done in a manner that protected depositors, there remains concern over the U.S. banking system as a result of continued economic volatility. Furthermore, financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships, which may expose us to credit risk and losses in the event of a default by a counterparty or client. As a result of these recent events, we face the potential for reputational risk, deposit outflows and increased credit risk which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations and liquidity.
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
Additionally, regulatory pressures and additional regulation of financial institutions as a result of the industry developments could have material adverse effects on our business, results of operations, financial condition and growth prospects.
Geopolitical tensions and conflicts between nations has created significant economic and financial disruptions and uncertainties, which could adversely affect our business, financial condition and results of operations.
In late February 2022, Russia launched a large-scale military attack on Ukraine. In response to the military action by Russia, government actions, including broad-ranging economic sanctions against Russia, have been taken by the United States, the United Kingdom, the European Union and other countries. The U.S. and global markets have experienced volatility and disruption as a result of this military conflict and imposition of sanctions, impacting the financial and commodities markets. The continued impact on financial markets, including the level and volatility of interest rates, could impact our earnings. Russian military actions and the resulting sanctions could further adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. In addition, Russia may take retaliatory actions and other counter measures including cyberattacks against the U.S., its government, infrastructure and businesses, including S&T.
Additionally, an armed conflict began in October 2023 involving Hamas and Israel. This conflict, as well as further escalation of tensions between Israel and various countries in the Middle East and North Africa may cause additional detrimental effects on the global economy, including capital markets.
Although the extent and duration of these military conflicts and any future escalation of such hostilities, market disruptions and volatility, and the result of any diplomatic negotiations remains uncertain, these consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our common stock to be adversely affected.

S&T BANCORP, INC. AND SUBSIDIARIES
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
Financial services institutions, and third parties whom they conduct business with, have been subject to, and are likely to continue to be the target of, cyber attacks, including computer viruses, malicious or destructive code, phishing attacks, denial of service or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the institution, its employees or customers or of third parties, or otherwise materially disrupt network access or business operations. For example, denial of service attacks have been launched against a number of large financial institutions and several large retailers have disclosed substantial cyber security breaches affecting debit accounts of their customers. We have experienced cyber security incidents in the past, such as vendor malware attacks, phishing and other social engineering schemes designed to gain access to confidential information from our employees,customers or vendors and, although not material, we anticipate that we could experience further incidents. There can be no assurance that we will not suffer material losses or other material consequences relating to technology failure, cyber incidents or other information or security breaches.
In addition to external threats, insider threats also present a risk to us. Insiders, having legitimate access to our systems and the information contained in them, have the opportunity to make inappropriate use of the systems and information, or as a result of human error, misconduct or malfeasance, expose us to risk. We have policies, procedures, and controls in place designed to prevent or limit this risk, but we cannot guarantee that these policies, procedures and controls fully mitigate this risk. Additionally, a number of our employees have shifted to working from remote locations, which we expect to remain high for the foreseeable future, increasing the number of surfaces that require protection and the overall risks and exposures to cyber threats.
Moreover, we are subject to laws and regulations in the United States and other jurisdictions regarding privacy, data protection and data security and there continues to be heightened legislative and regulatory focus in this area. These laws and regulations are rapidly evolving and increasing in complexity and will require us to incur costs, some of which may be significant, to achieve and maintain compliance and could restrict our ability to provide certain products and services which could have an adverse effect on our business, financial condition and results of operations. Furthermore, as cybersecurity incidents increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations.

S&T BANCORP, INC. AND SUBSIDIARIES
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
Fraudulent activity associated with our products and services could adversely affect our results of operations, financial condition and stock price, negatively impact our brand and reputation and result in regulatory intervention or sanctions.
As a financial institution we are exposed to operational risk in the form of fraudulent activity that may be committed by customers, other third parties, or employees, targeting us and our customers. The risk of fraud continues to increase for the financial services industry. Fraudulent activity has escalated, become more sophisticated, and continues to evolve, as there are more options to access financial services. While we believe we have operational risk controls in place to prevent or detect fraud or to mitigate the impact of any fraud, we cannot provide assurance that we can prevent or detect fraud or that we will not experience future fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect our results of operation, financial condition or stock price. Furthermore, fraudulent activity could negatively impact our brand and reputation, which could also adversely affect our results of operation, financial condition or stock price. Fraudulent activity could also lead to regulatory intervention or regulatory sanctions.
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
As discussed above, under :Supervision and regulation" in Item 1, we are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of our operations. The regulations are primarily intended to protect depositors, customers and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or policies could affect us in substantial and unpredictable ways. The regulatory environment of the current administration may take a more active approach to financial services regulation with respect to its major policy goals, such as climate change, racial equity, and consumer protection. Any regulatory changes could subject us to additional costs of regulatory compliance and of doing business, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things, and could divert management’s time from other business activities. Failure to comply with applicable laws, regulations, policies or supervisory guidance could lead to enforcement and other legal actions by federal or state authorities, including criminal or civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, and/or damage to our reputation. The ramifications and uncertainties of the level of government intervention in the U.S. financial system could also adversely affect us.
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
Reputational risk, or the risk to our business, earnings, liquidity and capital from negative public opinion, is inherent in our operations. Negative public opinion could result from our actual or alleged conduct in a variety of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, ethical issues or inadequate protection of customer information. Financial companies are highly vulnerable to reputational damage when they are found to have harmed customers, particularly retail customers, through conduct that is illegal or viewed as unfair, deceptive, manipulative or otherwise wrongful. We are dependent on third-party providers for a number of services that are important to our business. Refer to the risk factor titled, “We rely on certain critical third-party providers for a number of services that are important to our business. An interruption or cessation of an important service by any third-party provider could have a material adverse effect on our business.” for additional information. A failure by any of these third-party service providers could cause a disruption in our operations, which could result in negative public opinion about us or damage to our reputation. We expend significant resources to comply with regulatory requirements, and the failure to comply with such regulations could result in reputational harm or significant legal or remedial costs. Damage to our reputation could adversely affect our ability to retain and attract new customers and employees, expose us to litigation and regulatory action and adversely impact our earnings and liquidity.
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
We are subject to remaining uncertainty associated with the transition away from LIBOR.
Following publication on June 30, 2023, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. We had a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that were either directly or indirectly dependent on LIBOR. While we believe that we have successfully managed our transition from LIBOR to alternative reference rates, given the inherent difference between LIBOR and the alternative reference rates, there remain some uncertainties regarding the transition from LIBOR. In addition, due in part to the limited history of the alternative reference rates, and continued uncertainty regarding their future performance, the impact on interest income and expense, the return on and market value of assets and the impact on certain derivative financial instruments may vary from expectations. While we do not expect the transition from LIBOR and the risks related thereto to have a material adverse effect on us, there remains some uncertainty as to the ultimate impact on our business and results of operations.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Furthermore, new government regulations with respect to other ESG matters could also result in new or more stringent forms of ESG oversight and expanded mandatory and voluntary reporting, diligence, disclosure and ESG-related compliance costs. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards with respect to ESG matters could have a material adverse impact on our future results of operations, financial position, cash flows, ability to do business with certain third parties and our stock price.
Risks Related to Liquidity
We rely on a stable core deposit base as our primary source of liquidity.
We are dependent for our funding on a stable base of core deposits. Our ability to maintain a stable core deposit base is a function of our financial performance, our reputation and the security provided by FDIC insurance, which combined, gives customers confidence in us. If any of these considerations deteriorates, the stability of our core deposits could be harmed. In addition, deposit levels may be affected by factors such as general interest rate levels, rates paid by competitors, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on other sources of liquidity to meet withdrawal demands or otherwise fund operations. Additional funding sources accessible to S&T include borrowing availability at the Federal Home Loan Bank of Pittsburgh, or FHLB, federal funds lines with other financial institutions, the Federal Reserve Borrower-in-Custody Program and the Federal Reserve Bank Term Funding Program, or BTFP.
Our ability to meet contingency funding needs, in the event of a crisis that causes a disruption to our core deposit base, is dependent on access to wholesale markets, including funds provided by the FHLB of Pittsburgh and other short-term funding sources, including the Federal Reserve Discount Window and brokered deposits.
We own stock in the Federal Home Loan Bank of Pittsburgh, or FHLB, in order to qualify for membership in the FHLB system, which enables us to borrow on our line of credit with the FHLB that is secured by a blanket lien on a significant portion of our loan portfolio. Changes or disruptions to the FHLB or the FHLB system in general may materially impact our ability to meet short and long-term liquidity needs or meet growth plans. Additionally, we cannot be assured that the FHLB will be able to provide funding to us when needed, nor can we be certain that the FHLB will provide funds specifically to us, should our financial condition and/or our regulators prevent access to our line of credit. We have other funding sources that can be used such as the Federal Reserve Borrower-in-Custody Program, as well as the Federal Reserve BTFP which is available to us through March 11, 2024 and brokered deposits. The inability to access this source of funds could have a materially adverse effect on our ability to meet our customer’s needs. Our financial flexibility could be severely constrained if we were unable to maintain our access to funding or if adequate financing is not available at acceptable interest rates.

S&T BANCORP, INC. AND SUBSIDIARIES
Risks Related to Owning Our Stock
The market price of our common stock may fluctuate significantly in response to a number of factors.
Our quarterly and annual operating results have varied significantly in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing U.S. economic environment and changes in the commercial and residential real estate market, any of which may cause our stock price to fluctuate. If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Additionally, our stock price can fluctuate significantly in response to a variety of factors including, among other things:
•volatility of stock market prices and volumes in general;
•changes in market valuations of similar companies;
•the nature and composition of our ownership base;
•investor views on the attractiveness of a given sector in the market;
•the flow of capital among market sectors;
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
Item 1C. CYBERSECURITY
Risk Management and Strategy
S&T’s Information Security Program provides policies, procedures, controls and technical measures to assess, identify and manage material cybersecurity risks. The Information Security Program is a part of S&T’s overall Enterprise Risk Management, or ERM Program. The Information Security Program is designed to achieve the following objectives:
a.Protecting data through the use of automated and manual processes;
b.Periodically assessing and updating the program to address an evolving threat environment;
c.Maintaining a team of IT security professionals that continually monitor, detect, analyze, investigate and report cybersecurity threats; and
d.Ensuring business continuity and disaster recovery.
We based and tailored our framework on the National Institute of Standards and Technology, or NIST, Cybersecurity Framework and the Center for Internet Security, or CIS, Critical Security Controls.
The S&T Information Security Program utilizes a defense in depth strategy that leverages multiple security measures to protect the bank's assets. We encrypt and leverage data loss prevention technology for sensitive data and use advanced transport

S&T BANCORP, INC. AND SUBSIDIARIES
layer security encryption for our applications. S&T employees are required to undergo annual information security awareness training, which includes information regarding evolving threats such as phishing, malware and social engineering testing.
S&T performs periodic risk assessments that seek to identify both technical and physical risks to information systems. The assessments incorporate cybersecurity-related principles from the Federal Financial Institutions Examination Council, or FFIEC, Information Technology Examination Handbook, regulatory guidance and concepts from other industry standards, including the NIST Cybersecurity Framework. An assessment typically includes:
a.Identifying reasonably foreseeable internal and external threats that could result in a cybersecurity incident;
b.Assessing the likelihood and potential impact of those threats; and
c.Assessing the sufficiency of policies, procedures, practices, and technical measures in place to manage risks.
In addition to periodic risk assessments, S&T evaluates changes to IT systems or physical systems for any information security impacts. S&T utilizes staff and independent third parties to conduct annual penetration testing and IT security health assessments. We engage third parties to facilitate tabletop incident response and business continuity exercises. Additionally, we participate in various cybersecurity industry forums and have access to law enforcement analysis regarding current threats.
Our third-party risk management program is integrated into our Information Security Program within our ERM Program. The policies, procedures and practices applicable to the cybersecurity components of the third-party risk management program were developed and are maintained consistent with the FFEIC IT Examination Handbook, as well as guidance from our prudential regulators. We perform a risk assessment, including cyber threats, associated with use of third-party vendors and exercise appropriate due diligence before entering into a vendor arrangement. We also engage a third-party to actively monitor our cybersecurity risks and gather threat intelligence of select vendors and their products and services. Additionally, we conduct information security assessments before sharing or allowing the hosting of sensitive data in computing environments managed by third parties. Our contracts governing third party engagements require certain security and privacy protections where applicable. All third parties with access to our information systems must review and acknowledge our Acceptable Use Policy before access is granted.
When a cybersecurity incident occurs, whether detected internally or from third-party cybersecurity incidents, we evaluate the incident for criticality across a range of contributing indicators, including service availability, impact to operations, reputational impact, regulatory and legal considerations, data sensitivity and direct financial impact. The potential impact of the incident, individually or in aggregate, is evaluated by the Chief Security Officer, or CSO, continuously across these criteria. We have escalation procedures to notify members of senior and executive management, the Board (or an applicable subset) and regulators in a timely manner based on the criticality of the cybersecurity incident. S&T also has in place incident response and business continuity plans. The Incident Response Program outlines the policies, procedures and technical measures for identifying an incident, assessing its nature and scope, minimizing and containing the impact, investigating the root cause and reporting, as applicable. S&T uses data from incidents to reassess risk, evaluate and implement any additional controls deemed necessary and measure the success of the incident response team. The Incident Response Program also includes staff training, annual updates and testing. The Business Continuity Plan defines the policies, procedures and technical measures to restore systems and critical operations. S&T also maintains business continuity plans for critical systems and applications managed or hosted by third-party vendors.
To date, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition. We may nevertheless be unsuccessful in the future in preventing or mitigating a cybersecurity incident that could have a material impact on our business, results of operations or financial condition. At December 31, 2023, management has assessed known cybersecurity incidents for potential materiality and disclosure using formal documented processes and has determined that there have been no material cybersecurity incidents, individually or in aggregate.
Governance
Board Oversight
The Risk Committee is appointed by the Board and is authorized to perform its functions in assisting the Board with fulfilling its fiduciary responsibilities with respect to its oversight and assessment of S&T’s enterprise-wide risk management framework. The Risk Committee oversees risk from cybersecurity threats as a part of its oversight of the ERM Program. The Risk Committee regularly reviews reports from, and has discussions with, S&T’s Chief Risk Officer, or CRO, Chief Operating Officer, or COO, CSO, Chief Information and Technology Officer and Director of Operational Risk Management regarding cybersecurity risks, the threat landscape, updates on incidents and reports on our investments in cybersecurity risk mitigation and governance. The Risk Committee chairperson reports activities and recommendations with respect to such matters to the Board as are relevant and deemed appropriate by the Risk Committee. In the event of a material cybersecurity event, the CSO is responsible for promptly reporting such incidents to the CRO, executive management and the Board. A special meeting of the Board will be held, as deemed necessary by the Chairperson of the Board in consultation with the Chair of the Risk Committee.

S&T BANCORP, INC. AND SUBSIDIARIES
Management’s Role
At the management level, the ERM Committee, CRO, COO, CSO, Chief Information and Technology Officer, Director of Information Technology and Director of Operational Risk Management are responsible for assessing and managing material risks from cybersecurity threats. The ERM Committee reports information to the Risk Committee on a quarterly basis, or more often as needed.
Risk Management leadership, which assists the ERM Committee in assessing and managing cybersecurity threats, include our CRO, COO, CSO, Chief Information and Technology Officer, Director of Information Technology and Director of Operational Risk Management. Our CRO who oversees the risk management information security program reports to our CEO, but has direct access to the Risk Committee. Our CRO is a Certified Public Accountant, holds a Certification in Risk Management Assurance and has over 25 years of financial services experience. Our COO has over 20 years of banking technology and operations experience, including serving as head of digital for a business unit at a large national bank. Our CSO reports to the CRO and has 17 years of information technology and cybersecurity experience, including prior roles as chief information officer, assistant director of information technology, chief information security officer and chief security officer in federal law enforcement and banking organizations. Our Chief Information and Technology Officer has nine years of information technology and cybersecurity experience. Our Director of Information Technology has 25 years of information technology and cybersecurity experience. Our Director of Operational Risk Management has 10 years of information technology and cybersecurity experience, including serving as a former chief information officer for a financial institution.
For more information regarding the risks associated with cybersecurity that may impact our business strategy, results of operations or financial condition, see “ Part I, “Item 1A. Risk Factors” of this Annual Report on Form10-K.
Item 2. PROPERTIES
S&T Bancorp, Inc. headquarters is located in Indiana, Pennsylvania. We operate in Pennsylvania and Ohio. At December 31, 2023, we operate 73 banking branches and four loan production offices, of which 43 are leased facilities.
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

S&T BANCORP, INC. AND SUBSIDIARIES
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Prices and Dividend Information
Our common stock is listed on the NASDAQ Global Select Market System, or NASDAQ, under the symbol STBA. As of the close of business on January 31, 2024, we had approximately 2,539 shareholders of record. The number of record-holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.
As discussed under "Our ability to pay dividends on our common stock may be limited." included in Item 1A. Risk Factors in Part I, the amount and timing of dividends is subject to the discretion of the Board and depends upon business conditions and regulatory requirements. The Board has the discretion to change the dividend at any time for any reason. The Board of Directors presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results and other factors, including applicable government regulations and policies. S&T’s Board of Directors approved a quarterly cash dividend of $0.33 per share on January 24, 2024.
Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Report.
Purchases of Equity Securities
The following table is a summary of our purchases of common stock during the fourth quarter of 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Approximate dollar value of shares that may yet be purchased under the plan (2)
10/1/2023 - 10/31/2023	—	$—	—	$9,807,925

11/1/2023 - 11/30/2023	—	—	—	9,807,925

12/1/2023 - 12/31/2023	—	—	—	9,807,925
Total	—	$—	—	$9,807,925
(1) On January 25, 2023, our Board of Directors authorized an extension of its $50 million share repurchase plan, which was set to expire March 31, 2023. This authorization extended the expiration date of the repurchase plan through March 31, 2024. The plan permitted S&T to repurchase shares up to the previously authorized $50 million in aggregate value of S&T's common stock through a combination of open market and privately negotiated repurchases. On January 24, 2024, our Board of Directors authorized a new $50 million share repurchase plan.The new plan replaced the existing share repurchase plan effective immediately and is set to expire May 30, 2025. This repurchase authorization permits S&T to repurchase shares of S&T's common stock from time to time through a combination of open market and privately negotiated repurchases up to the authorized $50 million aggregate value of S&T's common stock. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and S&T’s financial performance. The repurchase plan does not obligate S&T to repurchase any particular number of shares. S&T expects to fund any repurchases from cash on hand and internally generated funds. Any share repurchases will not begin until permissible under applicable laws.
(2)Includes excise tax on repurchases, net of issuances for restricted stock awards.

S&T BANCORP, INC. AND SUBSIDIARIES
Five-Year Cumulative Total Return
The following chart compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the NASDAQ Composite Index(1) and the NASDAQ Bank Index(2) assuming a $100 investment in each on December 31, 2018 and the reinvestment of dividends.

Total Return Performance
$250
$200
$150
$100
$50
Index Value
2018
2019
2020
2021
2022
2023
S&T Bancorp, Inc.
NASDAQ Composite
NASDAQ Bank

Source: Bloomberg

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
S&T Bancorp, Inc.	100.00	109.49	70.73	93.13	104.88	107.06
NASDAQ Composite(1)	100.00	136.73	198.33	242.38	163.58	236.70
NASDAQ Bank(2)	100.00	124.38	115.04	164.41	137.65	132.92
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
Item 6. [RESERVED]

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section reviews our financial condition for each of the past two fiscal years and results of operations for each of the past three fiscal years. The Company's discussion and analysis focuses on significant factors impacting the financial condition and results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Supplementary Data and related notes within this Annual Report on Form 10-K. A similar discussion and analysis that compares the year ended December 31, 2022 to the year ended December 31, 2021 may be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations” on our Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or SEC, on February 24, 2023. Certain reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation.
Important Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position and other matters regarding or affecting S&T and its future business and operations. Forward-looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve,” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses and the credit risk of our commercial and consumer loan products; changes in the level of charge-offs and changes in estimates of the adequacy of the allowance for credit losses, or ACL; cyber-security concerns; rapid technological developments and changes; operational risks or risk management failures by us or critical third parties, including fraud risk; our ability to manage our reputational risks; sensitivity to the interest rate environment, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; any remaining uncertainties with the transition from LIBOR as a reference rate; regulatory supervision and oversight, including changes in regulatory capital requirements and our ability to address those requirements; unanticipated changes in our liquidity position; unanticipated changes in regulatory and governmental policies impacting interest rates and financial markets; changes in accounting policies, practices or guidance; legislation affecting the financial services industry as a whole, and S&T, in particular; developments affecting the industry and the soundness of financial institutions and further disruption to the economy and U.S. banking system; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; reliance on significant customer relationships; an interruption or cessation of an important service by a third-party provider; our ability to attract and retain talented executives and employees; general economic or business conditions, including the strength of regional economic conditions in our market area; ESG practices and disclosures, including climate change, hiring practices, the diversity of the work force, and racial and social justice issues; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; the stability of our core deposit base and access to contingency funding; re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses and geopolitical tensions and conflicts between nations.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions and judgments. Certain policies are based, to a greater extent, on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported.
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
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the consolidated financial statements. Further, we view critical accounting estimates as those estimates made in accordance with
GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We currently view the determination of the ACL and goodwill and other intangible assets to be critical accounting policies. We did not significantly change the manner in which we applied our critical accounting policies or developed related assumptions or estimates during 2023. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee.
Allowance for Credit Losses
Our expected credit loss methodology requires consideration of a broader range of information to estimate expected credit losses over the lifetime of an asset. The ACL is a valuation reserve established and maintained by charges against operating income. It is an estimate of expected credit losses, measured over the contractual life of a loan, that considers historical loss experience, current conditions and forecasts of future economic conditions.
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
In conjunction with our capital stress testing process, we consider different economic scenarios that impact the ACL. Among other balance sheet and income statement changes, our severely adverse scenario would have resulted in an increase to the ACL of approximately 70 percent. This severely adverse scenario shows how sensitive the ACL can be to key qualitative and quantitative assumptions underlying the overall ACL calculation. To the extent actual losses are higher than management estimates, additional provision for credit losses could be required and could adversely affect our earnings or financial position in future periods.
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
Based upon our qualitative assessment performed for our annual impairment analysis as of October 1, 2023, we concluded that goodwill is not impaired.
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
Explanation of Use of Non-GAAP Financial Measures
In addition to traditional financial measures presented in accordance with GAAP, our management uses, and this report contains or references, certain non-GAAP financial measures discussed below. We believe these non-GAAP financial measures provide information useful to investors in understanding our underlying business, operational performance and performance trends as they facilitate comparisons with the performance of other companies in the financial services industry. Although we believe that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered alternatives to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor are they necessarily comparable with non-GAAP measures which may be presented by other companies.
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
The following table reconciles interest and dividend income and net interest income per the Consolidated Statements of Net Income to interest income, net interest income and net interest margin on an FTE basis (non-GAAP) for the periods presented:

	Years ended December 31,
(dollars in thousands)	2023	2022	2021
Interest and dividend income per Consolidated Statements of Net Income	$477,901	$340,751	$289,262
Plus: taxable equivalent adjustment	2,550	2,052	2,316
Interest Income on an FTE Basis (Non-GAAP)	$480,451	$342,803	$291,578

Interest and dividend income per Consolidated Statements of Net Income	$477,901	$340,751	$289,262
Less: Interest expense	(128,491)	(24,968)	(13,150)
Net Interest Income per Consolidated Statements of Net Income	349,410	315,783	276,112
Plus: taxable equivalent adjustment	2,550	2,052	2,316
Net Interest Income on an FTE Basis (Non-GAAP)	$351,960	$317,835	$278,428

Net interest margin	4.10%	3.74%	3.19%
Plus: taxable equivalent adjustment	0.03%	0.02%	0.03%
Net Interest Margin on an FTE Basis (Non-GAAP)	4.13%	3.76%	3.22%

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

	Years ended December 31,
(dollars in thousands)	2023	2022	2021
Efficiency Ratio (Non-GAAP)
Noninterest expense per Consolidated Statements of Net Income	$210,334	$196,746	$188,925

Net interest income per Consolidated Statements of Net Income	$349,410	$315,783	$276,112
Plus: taxable equivalent adjustment	2,550	2,052	2,316
Net interest income (FTE) (non-GAAP)	351,960	317,835	278,428
Noninterest income per Consolidated Statements of Net Income	57,620	58,259	64,696
Less: net gains on sale of securities	—	(198)	(29)
Net interest income (FTE) (non-GAAP) plus noninterest income	$409,580	$375,896	$343,095
Efficiency Ratio (Non-GAAP)	51.35%	52.34%	55.06%
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

	Years ended December 31,
(dollars in thousands)	2023	2022	2021
Net income	$144,781	$135,520	$110,343
Plus: amortization of intangibles, net of tax	1,042	1,199	1,400
Net income before amortization of intangibles	$145,823	$136,719	$111,743

Average shareholders' equity	$1,227,332	$1,181,788	$1,186,161
Less: average goodwill and other intangible assets, net of deferred tax liability	(377,157)	(378,303)	(379,612)
Average tangible shareholders' equity	$850,175	$803,485	$806,549
Return on Average Tangible Shareholders' Equity (non-GAAP)	17.15%	17.02%	13.85%
Executive Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.6 billion at December 31, 2023. We operate in Pennsylvania and Ohio providing a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA”.
We earn revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. We incur expenses for the cost of deposits and other funding sources, provision for credit losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.
Our purpose is building a better future together through people-forward banking. We believe that all banking should be personal. We cultivate relationships rooted in trust, strengthened by going above and beyond and renewed with every interaction. Our strategic priorities for 2024 and beyond will be focused on our deposit franchise, core profitability, asset quality and talent and engagement.
During the first quarter of 2023, the banking industry experienced significant volatility with several high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, our liquidity position and balance sheet remain well-positioned. We have a well-diversified deposit base with a balance mix of 56.4 percent personal, 34.1 percent business, 4.5 percent public funds and 5.0 percent brokered deposits at December 31, 2023. We have total uninsured deposits of $2.3 billion, or 30 percent of our total deposit base. At December 31, 2023, we had remaining borrowing availability of $4.1 billion, which includes $2.7 billion with the FHLB of Pittsburgh, $769.7 million from the Federal Reserve Borrower-in-Custody Program and $637.0 million from the Federal Reserve Bank Term Funding Program, or BTFP. Furthermore, our capital remains strong with a Common Equity Tier 1 Ratio of 13.37 percent and a total capital ratio of 15.27 percent at December 31, 2023.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Year Ended December 31, 2023
Earnings Summary
The following table presents a summary of key profitability metrics for the periods presented:

	Years ended December 31,
(dollars in thousands)	2023	2022	2021
Net income	$144,781	$135,520	$110,343
Earnings per share - diluted	$3.74	$3.46	$2.81
Return on average assets	1.56%	1.48%	1.18%
Return on average shareholders' equity	11.80%	11.47%	9.30%
Return on average tangible shareholders' equity (non-GAAP)(1)	17.15%	17.02%	13.85%
(1) Reconciled to GAAP in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.
We earned record net income of $144.8 million for the second consecutive year, representing an increase of $9.3 million or 6.83 percent, compared to net income of $135.5 million in 2022. Earnings per diluted share increased 8.1 percent to a record $3.74 in 2023 compared to $3.46 in 2022. The increase in net income was primarily due to higher net interest income related to higher interest rates. Return on average assets increased 8 basis points to 1.56 percent for 2023 compared to 1.48 percent for 2022. Return on average shareholders' equity increased 33 basis points to 11.80 percent for 2023 compared to 11.47 percent for 2022.
Net interest income increased $33.6 million, or 10.65 percent, to $349.4 million compared to $315.8 million in 2022. Interest and dividend income increased $137.2 million and interest expense increased $103.5 million compared to 2022. The net interest margin, or NIM, on an FTE basis (non-GAAP) increased 37 basis points to 4.13 percent compared to 3.76 percent in 2022. The increases in net interest income and NIM on an FTE basis (non-GAAP) were primarily due to higher interest rates during 2023 and an asset sensitive balance sheet. NIM is reconciled to net interest margin adjusted to an FTE basis (non-GAAP) above in the "Explanation of Use of Non-GAAP Financial Measures" section of this Management’s Discussion and Analysis, or MD&A.
The provision for credit losses increased $9.5 million to $17.9 million for 2023 compared to $8.4 million for 2022. The increase in the provision for credit losses was mainly due to an increase in net charge-offs in 2023 and our qualitative reserve. Net loan charge-offs were $13.2 million, or 0.18 percent of average loans, in 2023 compared to $2.6 million, or 0.04 percent of average loans, in 2022.
Noninterest income was relatively consistent at $57.6 million compared to $58.3 million in 2022. Mortgage banking income decreased $1.1 million due to a decline in loan sale activity caused by rising interest rates and a shift to holding originated mortgage loans on the balance sheet. Various other customer fees were down compared to the prior year due to lower activity. Offsetting these decreases was an increase of $2.5 million in other noninterest income primarily related to valuation adjustments and a $0.8 million increase in net gain on the sale of OREO partially offset by a $0.8 million decrease in fees on commercial loan swaps.
Noninterest expense increased $13.6 million to $210.3 million compared to $196.7 million in 2022. Salaries and employee benefits increased $8.2 million primarily due to higher salaries related to inflationary wage pressure, the acquisition of new talent and a change in the valuation adjustment on a nonqualified benefit plan. Loan-related expense increased $2.1 million primarily due to an increase in loan collection and legal expenses for the workout of criticized and classified loans. Furniture, equipment and software expense increased $1.3 million due to new software implemented in 2023. FDIC insurance increased $1.3 million due to a two basis point increase in the assessment rate. The efficiency ratio (non-GAAP) for 2023 improved to 51.35 percent compared to 52.34 percent for 2022 due to higher revenue in 2023. A reconciliation of the efficiency ratio (non-GAAP) is provided above in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.
The provision for income taxes increased $0.6 million to $34.0 million in 2023 compared to $33.4 million in 2022. The increase in our income tax provision was primarily due to a $9.9 million increase in pretax income in 2023 compared to 2022. The effective tax rate decreased 0.8 percent to 19.0 percent in 2023 compared to 19.8 percent in 2022. The decrease in the effective tax rate was primarily due to an increase in Low Income Housing Tax Credits, or LIHTCs, in 2023 compared to 2022.
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
As part of our interest rate risk management strategy, we use interest rate swaps to add stability to net interest income by managing our exposure to interest rate movements. During 2022, we entered into interest rate swaps with a total notional amount of $500.0 million with original maturities ranging from three to five years. There were no new interest rates swaps entered into in 2023. Our strategy is to reduce our exposure to variability in expected future cash flows related to interest payments on commercial loans that are currently indexed to the 1-month SOFR rate. Interest rates have increased substantially in 2022 and 2023 resulting in an unrealized loss on the cash flow hedges of $11.6 million, which is reported in Other Comprehensive Income (Loss), or OCI, net of applicable taxes.
Average Balance Sheet and Net Interest Income Analysis (FTE) (non-GAAP)
The following tables provide information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	2023			2022			2021
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$141,954	$7,344	5.17%	$378,323	$2,952	0.78%	$722,057	$973	0.13%
Securities, at fair value(1)(2)	976,095	25,445	2.61%	1,017,471	22,880	2.25%	832,304	18,135	2.18%
Loans held for sale	121	8	6.71%	1,115	49	4.38%	4,094	124	3.03%
Commercial real estate	3,216,593	183,204	5.70%	3,182,821	139,575	4.39%	3,249,559	119,594	3.68%
Commercial and industrial	1,665,630	118,221	7.10%	1,706,861	83,568	4.90%	1,829,563	75,860	4.15%
Commercial construction	381,838	28,835	7.55%	401,780	18,795	4.68%	471,286	15,443	3.28%
Total Commercial Loans	5,264,061	330,260	6.27%	5,291,462	241,938	4.57%	5,550,407	210,897	3.80%
Residential mortgage	1,282,078	59,170	4.62%	980,134	40,146	4.10%	881,494	36,211	4.11%
Home equity	648,525	43,158	6.65%	611,134	25,887	4.24%	543,777	18,822	3.46%
Installment and other consumer	117,807	9,929	8.43%	119,703	7,177	6.00%	90,129	5,351	5.94%
Consumer construction	51,146	2,462	4.81%	33,922	1,198	3.53%	14,748	668	4.53%
Total Consumer Loans	2,099,556	114,719	5.46%	1,744,893	74,408	4.26%	1,530,148	61,052	3.99%
Total Portfolio Loans	7,363,617	444,979	6.04%	7,036,355	316,346	4.50%	7,080,555	271,949	3.84%
Total Loans(1)(3)	7,363,738	444,987	6.04%	7,037,470	316,395	4.50%	7,084,649	272,073	3.84%
Total other earning assets	37,988	2,675	7.04%	12,694	576	4.54%	10,363	397	3.83%
Total Interest-earning Assets	8,519,775	$480,451	5.64%	8,445,958	$342,803	4.06%	8,649,372	$291,578	3.37%
Noninterest-earning assets	756,481			721,080			726,478
Total Assets	$9,276,256			$9,167,038			$9,375,850
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$844,588	$6,056	0.72%	$918,222	$1,025	0.11%	$956,211	$809	0.08%
Money market	1,677,584	39,480	2.33%	1,909,208	11,948	0.63%	2,033,631	3,651	0.18%
Savings	1,020,314	4,352	0.43%	1,121,818	1,121	0.10%	1,047,855	366	0.03%
Certificates of deposit	1,302,478	42,948	3.30%	993,722	5,813	0.58%	1,255,370	5,930	0.47%
Total Interest-bearing Deposits	4,844,964	92,836	1.92%	4,942,970	19,907	0.40%	5,293,066	10,757	0.20%
Securities sold under repurchase agreements	—	—	—%	35,836	36	0.10%	69,964	79	0.11%
Short-term borrowings	500,421	27,238	5.44%	40,013	1,659	4.15%	6,301	12	0.19%
Long-term borrowings	31,706	1,332	4.20%	19,090	411	2.15%	22,995	458	1.99%
Junior subordinated debt securities	52,215	4,110	7.87%	54,420	2,395	4.40%	61,653	1,843	2.99%
Total Borrowings	584,342	32,680	5.59%	149,359	4,501	3.01%	160,913	2,392	1.49%
Other interest-bearing liabilities	58,135	2,975	5.12%	15,163	560	3.69%
Total Interest-bearing Liabilities	5,487,441	128,491	2.34%	5,107,492	24,968	0.49%	5,453,979	13,150	0.24%
Noninterest-bearing liabilities	2,561,483			2,877,758			2,735,710
Shareholders' equity	1,227,332			1,181,788			1,186,161
Total Liabilities and Shareholders' Equity	$9,276,256			$9,167,038			$9,375,850
Net Interest Income(1)(2)		$351,960			$317,835			$278,428
Net Interest Margin(1)(2)			4.13%			3.76%			3.22%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.
Net interest income on an FTE basis (non-GAAP) increased $34.1 million, or 10.7 percent, compared to 2022. The net interest margin, or NIM, on an FTE basis (non-GAAP) increased 37 basis points to 4.13 percent compared to 3.76 percent in 2022. The increases in net interest income and NIM on an FTE basis (non-GAAP) were primarily due to higher interest rates during 2023.
Interest income on an FTE basis (non-GAAP) increased $137.6 million compared to 2022. The increase in interest income on an FTE basis (non-GAAP) was primarily due to higher interest rates. Average loan balances increased $326.3 million compared to 2022. The average yield on loan balances increased 154 basis points compared to 2022 due to higher interest rates. Average interest-bearing deposits with banks decreased $236.4 million compared to 2022 due to declines in deposit balances and loan growth. The average yield on interest-bearing deposits with banks increased 439 basis points compared to 2022 due to

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
increased interest rates. Overall, the FTE rate (non-GAAP) on interest-earning assets increased 158 basis points compared to 2022.
Interest expense increased $103.5 million compared to 2022. The increase in interest expense was primarily due to higher interest rates and a shift in our funding mix to higher cost certificates of deposits and borrowings. Average interest-bearing deposits decreased $98.0 million compared to 2022 due to the competitive market driven by rising interest rates. The average rate paid on interest-bearing deposits increased 152 basis points due to higher interest rates. Certificates of deposit increased $308.8 million compared to 2022. The increase in certificates of deposits was primarily due to higher interest rates resulting in customers moving deposits to higher yield accounts. Average borrowings increased $435.0 million compared to 2022 primarily due to decreased deposit balances and increased loans. The average rate paid on borrowings increased 258 basis points compared to 2022 due to higher interest rates. Overall, the cost of interest-bearing liabilities increased 185 basis points compared to 2022.
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	2023 Compared to 2022 Increase (Decrease) Due to			2022 Compared to 2021 Increase (Decrease) Due to
(dollars in thousands)	Volume (4)	Rate (4)	Total	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$(1,845)	$6,236	$4,392	$(463)	$2,443	$1,980
Securities, at fair value(2)(3)	(930)	3,495	2,565	4,035	710	4,745
Loans held for sale	(44)	3	(41)	(90)	15	(75)
Commercial real estate	1,481	42,149	43,630	(2,456)	22,437	19,981
Commercial and industrial	(2,019)	36,671	34,653	(5,088)	12,796	7,708
Commercial construction	(933)	10,973	10,040	(2,278)	5,630	3,352
Total Commercial Loans	(1,471)	89,793	88,322	(9,822)	40,863	31,041
Residential mortgage	12,368	6,656	19,024	4,052	(117)	3,935
Home equity	1,584	15,688	17,272	2,332	4,733	7,065
Installment and other consumer	(114)	2,866	2,752	1,756	70	1,826
Consumer construction	608	654	1,263	868	(338)	530
Total Consumer Loans	14,446	25,864	40,311	9,008	4,348	13,356
Total Portfolio Loans	12,976	115,657	128,633	(814)	45,211	44,397
Total Loans(1)(2)	12,932	115,660	128,592	(904)	45,226	44,322
Total other earning assets	1,149	950	2,099	89	90	179
Change in Interest Earned on Interest-earning Assets	$11,306	$126,341	$137,647	$2,757	$48,469	$51,226
Interest paid on:
Interest-bearing demand	$(82)	$5,114	$5,031	$(32)	$248	$216
Money market	(1,449)	28,981	27,532	(224)	8,520	8,296
Savings	(101)	3,332	3,231	26	728	754
Certificates of deposit	1,806	35,329	37,135	(1,236)	1,119	(117)
Total Interest-bearing Deposits	173	72,756	72,929	(1,466)	10,615	9,149
Securities sold under repurchase agreements	(36)	—	(36)	(38)	(5)	(43)
Short-term borrowings	19,095	6,484	25,578	65	1,582	1,647
Long-term borrowings	272	650	921	(78)	31	(47)
Junior subordinated debt securities	(97)	1,811	1,714	(216)	768	552
Total Borrowings	19,233	8,945	28,178	(267)	2,376	2,109
Other interest-bearing liabilities	1,587	829	2,416	560	—	560
Change in Interest Paid on Interest-bearing Liabilities	20,993	82,530	103,523	(1,173)	12,991	11,818
Change in Net Interest Income	$(9,687)	$43,812	$34,124	$3,930	$35,478	$39,408
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Provision for Credit Losses
The provision for credit losses includes a provision for losses on loans and on unfunded commitments. The provision for credit losses fluctuates based on changes in loan balances, risk ratings, net loan charge-offs/recoveries, the macro environment and our Current Expected Credit Loss, or CECL, forecast. The provision for credit losses increased $9.5 million to $17.9 million for 2023 compared to $8.4 million for 2022. The provision for credit losses included a reduction of $1.4 million for the reserve for unfunded commitments for 2023 compared to an increase of $3.0 million for 2022.
The increase in the provision for credit losses for 2023 compared to 2022 was primarily due to increases in net loan charge-offs and our qualitative reserve. Net loan charge-offs for 2023 were $13.2 million, or 0.18 percent of average loans, compared to $2.6 million, or 0.04 percent of average loans for 2022. Offsetting loan charge-offs during 2023 were $11.5 million of loan recoveries which included a $9.3 million recovery related to a 2020 customer fraud compared to $9.0 million of loan recoveries during 2022. The increase in qualitative reserve was primarily due to deterioration in the CRE Price Index and our qualitative reserve capturing additional expected losses in commercial loans that are not included in the model. Offsetting the increase in provision for credit losses during 2023 was a $4.4 million decrease in the provision for unfunded loan commitments primarily due to a decrease in loss rates and unused commitments in the construction portfolio.
Refer to the "Credit Quality" section of this MD&A for further details.
Noninterest Income

	Years Ended December 31,
	Twelve Months Ended December 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Net gain on sale of securities	$—	$198	$(198)	(100.0)%
Debit and credit card	18,248	19,008	(760)	(4.0)%
Service charges on deposit accounts	16,193	16,829	(636)	(3.8)%
Wealth management	12,186	12,717	(531)	(4.2)%
Mortgage banking	1,164	2,215	(1,051)	(47.4)%
Other noninterest income	9,829	7,292	2,537	34.8%
Total Noninterest Income	$57,620	$58,259	$(639)	(1.1)%
NM - not meaningful
Noninterest income decreased $0.6 million to $57.6 million compared to $58.2 million in 2022. Mortgage banking income decreased $1.1 million due to a decline in loan sale activity caused by rising interest rates and a shift to holding originated mortgage loans on the balance sheet. Debit and credit card income decreased by $0.8 million due to decreased customer activity. Service charges on deposit accounts decreased by $0.6 million due to decreases in returned check and the elimination of non-sufficient funds, or NSF, fees. Other noninterest income increased $2.5 million primarily related to a $3.3 million increase in the fair value of assets in a nonqualified benefit plan, which has a corresponding offset in salaries and benefits resulting in no impact to net income, and an increase in net gain on the sale of OREO of $0.8 million, partially offset by a $0.7 million decrease in the valuation of our commercial loan swaps and a $0.8 million decrease in fees on our commercial loan swaps.
Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Salaries and employee benefits	$111,462	$103,221	$8,241	8.0%
Data processing and information technology	17,437	16,918	519	3.1%
Occupancy	14,814	14,812	2	—%
Furniture, equipment and software	12,912	11,606	1,306	11.3%
Professional services and legal	7,823	8,318	(495)	(6.0)%
Other taxes	6,813	6,620	193	2.9%
Marketing	6,488	5,600	888	15.9%
FDIC insurance	4,122	2,854	1,268	44.4%
Loan-related expense	5,391	3,337	2,054	61.6%
Other	23,072	23,460	(388)	(1.7)%
Total Noninterest Expense	$210,334	$196,746	$13,588	6.9%
Noninterest expense increased $13.6 million to $210.3 million compared to $196.7 million in 2022. Salaries and employee benefits increased $8.2 million during 2023 primarily due to inflationary wage pressure, the acquisition of new talent, higher

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
medical costs and an increase in the fair value of assets in a nonqualified benefit plan, partially offset by a decrease in incentives. Loan-related expense increased $2.1 million primarily due to an increase in loan collection and legal expenses for the workout of criticized and classified loans. Furniture, equipment and software expense increased $1.3 million mainly due to new software implemented in 2023. FDIC insurance increased $1.3 million due to a two basis point increase in the assessment rate.
Provision for Income Taxes
The provision for income taxes increased $0.6 million to $34.0 million in 2023 compared to $33.4 million for 2022. The increase in our income tax provision was primarily due to a $9.9 million increase in income before taxes in 2023 compared to 2022.
The effective tax rate, which is total tax expense as a percentage of income before taxes, decreased to 19.0 percent in 2023 compared to 19.8 percent in 2022. The decrease in the effective tax rate was primarily due to an increase in LIHTCs in 2023 compared to 2022. We have generated an annual effective tax rate that is less than the statutory rate of 21 percent due to benefits resulting from tax-exempt interest, excludable dividend income, tax-exempt income on Bank Owned Life Insurance, or BOLI, and tax benefits associated with LIHTCs.
Financial Condition as of December 31, 2023
Total assets increased $441.0 million to $9.6 billion at December 31, 2023 compared to $9.1 billion at December 31, 2022. Total portfolio loans increased $469.4 million to $7.7 billion at December 31, 2023 compared to $7.2 billion at December 31, 2022. The increase in loans is primarily related to consumer loan growth of $352.9 million with an increase in consumer real estate of $362.9 million compared to December 31, 2022. The commercial loan portfolio increased $116.5 million at December 31, 2023 compared to December 31, 2022 due to an increase of $229.4 million in CRE loans offset by decreases of $76.9 million in C&I and $36.1 million in construction.
Securities remained relatively unchanged at $970.4 million at December 31, 2023 compared to $1.0 billion at December 31, 2022. The bond portfolio was in a net unrealized loss position of $82.0 million at December 31, 2023 compared to a net unrealized loss position of $102.3 million at December 31, 2022. The decrease in the net unrealized loss portion of the bond portfolio of $20.3 million was due to a change in interest rates.
Our deposits increased $301.8 million to $7.5 billion at December 31, 2023 compared to $7.2 billion at December 31, 2022. The increase related to the addition of $375.7 million of brokered deposits, including $200.7 million of brokered money market accounts and $175.0 million of brokered certificates of deposit. Customer deposits decreased $73.9 million compared to the prior year with decreases in noninterest-bearing demand deposits of $366.8 million and savings of $168.0 million partially offset by an increase in certificates of deposit of $472.1 million. Customer deposits decreased primarily due to lower commercial and consumer deposits due to the competitive pricing in this higher interest rate environment. Additionally, noninterest-bearing demand decreased due to the shift into interest-bearing deposits as a result of the elevated interest rate environment.
Total borrowings increased $64.4 million to $503.6 million at December 31, 2023 compared to $439.2 million at December 31, 2022 primarily due to loan growth.
Total shareholders’ equity increased by $98.8 million to $1.3 billion at December 31, 2023 compared to $1.2 billion at December 31, 2022. The increase was primarily due to net income of $144.8 million and other comprehensive income of $21.2 million, offset by dividends of $49.9 million and common stock repurchases of $20.0 million.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Securities Activity
The balances and average rates of our securities portfolio are presented below as of December 31:

	2023		2022		2021
(dollars in thousands)	Balance	Weighted-Average Yield	Balance	Weighted-Average Yield	Balance	Weighted-Average Yield
U.S. Treasury securities	$133,786	1.71%	$131,695	1.71%	$95,327	1.26%
Obligations of U.S. government corporations and agencies	32,513	2.28%	41,811	2.32%	70,348	2.29%
Collateralized mortgage obligations of U.S. government corporations and agencies	460,939	3.04%	428,407	2.56%	270,294	1.97%
Residential mortgage-backed securities of U.S. government corporations and agencies	38,177	1.86%	41,587	1.86%	56,793	1.57%
Commercial mortgage-backed securities of U.S. government corporations and agencies	273,425	2.42%	327,313	2.28%	341,300	2.09%
Corporate obligations	—	—%	500	7.67%	500	3.22%
Obligations of states and political subdivisions	30,468	3.34%	30,471	3.35%	75,089	3.28%
Available-for-Sale Debt Securities	969,308		1,001,784		909,651
Equity securities	1,083	3.06%	994	3.32%	1,142	2.93%
Total Securities Available for Sale	$970,391	2.62%	$1,002,778	2.34%	$910,793	2.05%
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Our securities portfolio represents 10.2 percent of total assets and is classified as available for sale.The portfolio primarily consists of structured agency backed fixed income securities with limited credit exposure. Securities decreased $32.4 million to $970.4 million at December 31, 2023 compared to $1.0 billion at December 31, 2022.
At December 31, 2023, our bond portfolio was in a net unrealized loss position of $82.0 million compared to a net unrealized loss position of $102.3 million at December 31, 2022. At December 31, 2023, our bond portfolio had gross unrealized losses of $83.8 million offset by $1.8 million in gross unrealized gains, compared to December 31, 2022, when total gross unrealized losses were $102.6 million offset by gross unrealized gains of $0.3 million.
Management evaluates the securities portfolio to determine if an ACL is needed each quarter. We did not record an ACL related to the securities portfolio at December 31, 2023 or December 31, 2022. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security at December 31, 2023. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. We did not recognize any impairment charges on our securities portfolio in 2023, 2022 or 2021. The securities portfolio could generate impairments in future periods requiring realized losses to be reported.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth the maturities of securities at December 31, 2023 and the weighted average yields of such securities. Taxable-equivalent adjustments for 2023 have been made in calculating yields on obligations of state and political subdivisions.

	Maturing
	Within One Year		After One But within Five Years		After Five But Within Ten Years		After Ten Years		No Fixed Maturity
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
U.S. Treasury securities	$—	—%	$133,786	1.71%	$—	—%	$—	—%	$—	—%
Obligations of U.S. government corporations and agencies	17,719	2.40%	14,794	2.14%	—	—%	—	—%	—	—%
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—%	11,127	2.86%	48,724	3.66%	401,088	2.97%	—	—%
Residential mortgage-backed securities of U.S. government corporations and agencies	8	5.00%	1,458	2.79%	—	—%	36,711	1.82%	—	—%
Commercial mortgage-backed securities of U.S. government corporations and agencies	41,495	2.61%	171,483	2.11%	60,447	3.16%	—	—%	—	—%
Obligations of states and political subdivisions (1)	—	—%	2,656	3.22%	16,368	3.48%	11,444	3.18%	—	—%
Corporate bonds	—	—%	—	—%	—	—%	—	—%	—	—%
Marketable equity securities	—	—%	—	—%	—	—%	—	—%	1,083	3.06%
Total	$59,222		$335,304		$125,539		$449,243		$1,083
Weighted Average Yield		2.55%		1.99%		3.40%		2.88%		3.06%
(1) Weighted-average yields are calculated on a taxable-equivalent basis using the federal statutory tax rate of 21 percent for 2023.
Lending Activity
The following table summarizes our loan portfolio as of December 31:

	2023		2022		2021		2020		2019
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial
Commercial real estate	$3,357,603	43.9%	$3,128,187	43.5%	$3,236,653	46.2%	$3,244,974	44.9%	$3,416,518	47.9%
Commercial and industrial	1,642,106	21.5%	1,718,976	23.9%	$1,728,969	24.7%	$1,954,453	27.0%	$1,720,833	24.1%
Commercial construction	363,284	4.7%	399,371	5.6%	440,962	6.3%	474,280	6.6%	375,445	5.3%

Total Commercial Loans	5,362,993	70.1%	5,246,534	73.0%	5,406,584	77.2%	5,673,706	78.5%	5,512,796	77.2%
Consumer
Consumer real estate	2,175,451	28.4%	1,812,539	25.2%	1,485,478	21.2%	1,471,238	20.4%	1,545,323	21.7%
Other consumer	114,897	1.5%	124,896	1.7%	107,928	1.5%	80,915	1.1%	79,033	1.1%
Total Consumer Loans	2,290,348	29.9%	1,937,435	27.0%	1,593,406	22.8%	1,552,153	21.5%	1,624,356	22.8%
Total Portfolio Loans	$7,653,341	100.0%	$7,183,969	100.0%	$6,999,990	100.0%	$7,225,859	100.0%	$7,137,152	100.0%
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
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we assess the credit risk within those segments to determine if additional reserve is needed in the qualitative portion of the ACL. Total commercial loans represented 70.1 percent of total portfolio loans at December 31, 2023 compared to 73.0 percent at December 31, 2022. Within our commercial portfolio, the CRE and commercial construction portfolios combined comprised $3.7 billion, or 69.4 percent, of total commercial loans and 48.6 percent of total portfolio loans at December 31, 2023 compared to $3.5 billion, or 67.2 percent, of total commercial loans and 49.1 percent of total portfolio loans at December 31, 2022.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our multi-family and office segments are the most significant CRE and commercial construction concentrations for us. The multi-family segment was $658.9 million, or 8.6 percent of total portfolio loans at December 31, 2023 compared to $568.3 million, or 7.9 percent at December 31, 2022. Criticized and classified loans in the multi-family segment are minimal at only $7.4 million at December 31, 2023. The office segment represents $516.5 million, or 6.7 percent of total portfolio loans at December 31, 2023 compared to $511.8 million, or 7.1 percent at December 31, 2022. Criticized and classified loans in the office segment were only $11.6 million at December 31, 2023. Approximately 85 percent of the office portfolio is located in non central business districts, or CBD, with the remaining 15 percent in CBD within our direct markets. We completed a target review of the office portfolio in the third quarter of 2023 and did not identify any material credit risk.
We lend primarily in Pennsylvania and the contiguous states of Ohio, New York, West Virginia, New Jersey, Delaware and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in these states resulting in a geographic concentration. We believe our knowledge of these markets outweighs the geographic concentration risk. Our operating knowledge at the local and regional level is derived from our front-line connection to the customer and our understanding of their businesses. We also have a portfolio management group that utilizes multiple data sources including customer information, publicly available data and subscription service data to assess risk on an on-going basis and strong overall risk management practices which help us understand and evaluate concentration risk. Our CRE and commercial construction portfolios have exposure outside this geography of 3.9 percent of the combined portfolios and 1.9 percent of total portfolio loans at December 31, 2023. This compares to 5.8 percent of the combined portfolios and 2.9 percent of total portfolio loans at December 31, 2022.
Total portfolio loans increased $469.4 million, or 6.5 percent, to $7.7 billion at December 31, 2023 compared to $7.2 billion at December 31, 2022. As of December 31, 2023, 65.0 percent of our total loans were variable rate loans and 35.0 percent were fixed rate loans.
Commercial loans increased $116.5 million related to an increase of $229.4 million in CRE offset by decreases of $76.9 million in C&I and $36.1 million in commercial construction compared to December 31, 2022. Our loan demand was influenced by the uncertain macroeconomic environment during 2023.
Consumer loans represent 29.9 percent of our total portfolio loans at December 31, 2023 and 27.0 percent at December 31, 2022. Consumer loans increased $352.9 million compared to December 31, 2022 primarily due to an increase of $343.2 million in the residential real estate portfolio and $19.7 million in consumer construction. Portfolio consumer real estate loans increased in 2023 based on a shift from mortgage loans sold to loans held in the portfolio on our balance sheet due to increased jumbo loans and the pricing of loans in the secondary market compared to December 31, 2022.
We originate traditional fixed rate mortgage loans and adjustable rate mortgages with a maximum amortization term of 30 years. The loan to value, or LTV, policy guideline is 80 percent for residential first lien mortgages. Higher LTV loans may be approved within unique program guidelines. We may originate home equity loans with a lien position that is second to unrelated third-party lenders, but normally only to the extent that the combined LTV considering both the first and second liens does not exceed 100 percent of the fair value of the property. Combo mortgage loans consisting of a residential first mortgage and a home equity second mortgage are also available.
We typically originate and sell loans into the secondary market, primarily to Fannie Mae. We sell these loans in order to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing of the loans. During 2023, our strategy changed whereby we held more mortgages on our balance sheet versus selling these loans in the secondary market. This shift in strategy was mainly due to loan pricing in the secondary market and the desire to reduce our variable rate loan exposure in this interest rate environment. We continue to monitor this strategy and could shift back to selling more residential mortgages into the secondary market in future periods. We sold $0.2 million of 1-4 family mortgages in 2023 and $28.6 million in 2022 to Fannie Mae. Our servicing portfolio of mortgage loans that we had originated and sold into the secondary market was $707.8 million at December 31, 2023 compared to $772.9 million at December 31, 2022. We also offer a variety of unsecured and secured consumer loan products.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents the maturity of commercial and consumer loans outstanding as of December 31, 2023:

	Maturity
(dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years through 15 years	After 15 years	Total
Fixed interest rates	$307,894	$833,408	$391,828	$5,750	$1,538,880
Variable interest rates	824,171	1,958,597	972,491	68,854	3,824,113
Total Commercial Loans	$1,132,065	$2,792,005	$1,364,319	$74,604	$5,362,993
Fixed interest rates	$183,841	$525,698	$330,538	$88,373	$1,128,450
Variable interest rates	191,615	441,854	438,758	89,671	1,161,898
Total Consumer Loans	$375,456	$967,552	$769,296	$178,044	$2,290,348
Total Portfolio Loans	$1,507,521	$3,759,557	$2,133,615	$252,648	$7,653,341
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
The following table sets forth our commitments and letters of credit as of the dates presented:

	December 31,
(dollars in thousands)	2023	2022
Commitments to extend credit	$2,566,154	$2,713,586
Standby letters of credit	61,889	64,356
Total	$2,628,043	$2,777,942
See Note 16 Commitments and Contingencies in Part II, Item 8. Financial Statements and Supplementary Data of this Report for details on allowance for credit losses on unfunded commitments.
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
Additional credit risk management practices include periodic review, at least annually, and updates of our lending policies and procedures to support sound underwriting practices and portfolio management through portfolio stress testing. We have a portfolio monitoring group that performs an annual review of all commercial relationships greater than $1.5 million and a quarterly review of our Watch rated portfolio. Business banking relationships less than $1.5 million are monitored through portfolio management software that identifies credit risk indicators. Our credit risk review process serves to independently monitor credit quality and assess the effectiveness of credit risk management practices to provide oversight of all corporate lending activities. The credit risk review function has the primary responsibility for assessing commercial credit administration and credit decision functions of consumer and mortgage underwriting, as well as providing input to the loan risk rating process.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nonperforming assets, or NPAs, consist of nonaccrual loans and OREO. The following represents NPAs as of December 31:

(dollars in thousands)	2023	2022
Nonaccrual Loans
Commercial real estate	$7,267	$7,323
Commercial and industrial	3,244	2,974
Commercial construction	4,960	384
Consumer real estate	7,146	8,093
Other consumer	330	278
Total Nonaccrual Loans	22,947	19,052
OREO	75	3,065
Total Nonperforming Assets	$23,022	$22,117
Nonaccrual loans as a percent of total loans	0.30%	0.27%
Nonperforming assets as a percent of total loans plus OREO	0.30%	0.31%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due.
Nonperforming assets increased $0.9 million, or 4.1 percent, resulting in a nonperforming assets to total loans plus OREO ratio of 0.30% at December 31, 2023 compared to 0.31% at December 31, 2022. Nonaccrual loans increased $3.9 million, or 20.4 percent, to $22.9 million at December 31, 2023 compared to $19.1 million at December 31, 2022. The decrease in OREO related to the sale of a commercial property that resulted in a gain on sale of OREO of $3.9 million, which is included in other noninterest income.
The following represents delinquency as of December 31:

	2023		2022
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
90 days or more:
Commercial real estate	$7,267	0.22%	$7,323	0.23%
Commercial and industrial	3,244	0.20%	2,974	0.17%
Commercial construction	4,960	1.37%	384	0.10%
Consumer real estate	7,146	0.33%	8,093	0.45%
Other consumer	330	0.29%	278	0.22%
Total Loans	$22,947	0.30%	$19,052	0.27%
30 to 89 days:
Commercial real estate	$7,665	0.23%	$8,772	0.28%
Commercial and industrial	710	0.04%	5,076	0.30%
Commercial construction	22	0.01%	—	—%
Consumer real estate	6,295	0.29%	6,268	0.35%
Other consumer	429	0.37%	225	0.18%
Total Loans	$15,121	0.20%	$20,341	0.28%
Closed-end installment loans, amortizing loans secured by real estate and any other loans with payments scheduled monthly are reported past due when the borrower is in arrears two or more monthly payments. Other multi-payment obligations with payments scheduled other than monthly are reported past due when one scheduled payment is due and unpaid for 30 days or more. We monitor delinquency on a monthly basis, including early-stage delinquencies of 30 to 89 days past due for early identification of potential problem loans. Loans past due 90 days or more increased $3.9 million compared to December 31, 2022 and represented 0.30 percent of total loans at December 31, 2023. Loans past due by 30 to 89 days decreased $5.2 million and represented 0.20 percent of total loans at December 31, 2023.
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
Our charge-off policy for commercial loans requires that loans and other obligations that are not collectible be promptly charged-off when the loss is confirmed, regardless of the delinquency status of the loan. We may elect to recognize a partial charge-off when management has determined that the value of collateral or present value of expected future cash flows is less than the remaining investment in the loan. A loan or obligation does not need to be charged-off, regardless of delinquency status, if (i) management has determined that sufficient collateral exists to protect the remaining loan balance and a strategy exists to liquidate the collateral, or (ii) management has determined that the present value of expected future cash flows is sufficient to protect the remaining loan balance. Management may also consider a number of other factors to determine when a charge-off is appropriate. These factors may include, but are not limited to:
•The status of a bankruptcy proceeding;
•The value of collateral and probability of successful liquidation; and/or
•The status of adverse proceedings or litigation that may result in collection.
Consumer loans are evaluated for charge-off after the loan becomes 90 days past due. Unsecured loans are fully charged off and secured loans are charged down to the estimated fair value of the collateral less the cost to sell.
The following table presents activity in the ACL for each of the three years presented below:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
ACL Balance at Beginning of Year:	$101,340	$98,576	$117,612
Charge-offs:
Commercial real estate	(1,706)	(1,820)	(13,493)
Commercial and industrial	(20,535)	(7,801)	(22,305)
Commercial construction	(451)	—	(55)
Consumer real estate	(446)	(621)	(719)
Other consumer	(1,500)	(1,375)	(952)
Total	(24,638)	(11,617)	(37,524)
Recoveries:
Commercial real estate	1,084	1,052	1,196
Commercial and industrial	9,796	7,366	822
Commercial construction	2	1	14
Consumer real estate	214	203	310
Other consumer	360	400	652
Total	11,456	9,022	2,994
Net Charge-offs	(13,182)	(2,595)	(34,530)
Impact of adoption of ASU 2022-02	568	—	—
Provision for credit losses	19,240	5,359	15,494
ACL Balance at End of Year:	$107,966	$101,340	$98,576
Net loan charge-offs for 2023 were $13.2 million, or 0.18 percent of average loans, compared to $2.6 million, or 0.04 percent of average loans for 2022. The most significant charge-offs during 2023 were for three C&I relationships totaling $16.9 million. Offsetting loan charge-offs during 2023 were $11.5 million of loan recoveries, which included a $9.3 million recovery related to a 2020 customer fraud compared to $9.0 million of loan recoveries during 2022.
The following table summarizes net charge-offs as a percentage of average loans for the years presented:

	2023	2022	2021
Commercial real estate	0.02%	0.02%	0.38%
Commercial and industrial	0.64%	0.03%	1.17%
Commercial construction	0.12%	—%	0.01%
Consumer real estate	0.01%	0.03%	0.03%
Other consumer	0.97%	0.81%	0.33%
Net charge-offs to average loans outstanding	0.18%	0.04%	0.49%
Allowance for credit losses as a percentage of total portfolio loans	1.41%	1.41%	1.41%
Allowance for credit losses to total nonaccrual loans	471%	532%	149%
Provision for credit losses as a percentage of net loan charge-offs	146%	207%	45%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is the ACL balance by portfolio segment as of December 31:

	2023		2022
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial real estate	$37,886	35.1%	$41,428	40.9%
Commercial and industrial	34,538	32.0%	25,710	25.4%
Commercial construction	5,382	5.0%	6,264	6.2%
Business banking	12,858	11.9%	12,547	12.4%
Consumer real estate	14,663	13.6%	12,105	11.9%
Other consumer	2,639	2.4%	3,286	3.2%
Total	$107,966	100.0%	$101,340	100.0%
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
The ACL was $108.0 million, or 1.41 percent of total portfolio loans, at December 31, 2023, compared to $101.3 million, or 1.41 percent of total portfolio loans, at December 31, 2022. The increase in the ACL of $6.7 million was primarily due to a $7.7 million increase in our qualitative reserve mainly related to deterioration in the Commercial Real Estate Price Index and a higher C&I segment specific reserve which captures additional expected losses that are not included in the quantitative model. Our quantitative reserve decreased $1.0 million primarily due to a reduction in criticized and classified loans mainly in our CRE healthcare and CRE hotel portfolios partially offset by higher C&I substandard loans and loan growth during 2023.
Federal Home Loan Bank and Other Restricted Stock
At December 31, 2023, we held FHLB of Pittsburgh stock of $24.0 million compared to $22.0 million at December 31, 2022. This investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Pittsburgh. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value. We reviewed and evaluated the FHLB capital stock for impairment at December 31, 2023. The FHLB exceeds all required capital ratios. Additionally, we considered that the FHLB has been paying dividends and actively redeeming stock throughout 2023 and 2022. Accordingly, we believe sufficient evidence exists to conclude that no impairment existed at December 31, 2023.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Deposits
Deposits are our primary source of funds. We have a well-diversified deposit base with a balance mix of 56.4 percent personal, 34.1 percent business, 4.5 percent public funds and 5.0 percent brokered at December 31, 2023.

	December 31, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Deposits	Amount	% of Deposits	$ Change	% Change
Personal	$4,244,386	56.4%	$4,171,701	57.8%	$72,685	1.0%
Business	2,565,853	34.1%	2,666,995	36.9%	(101,142)	(1.4)%
Public funds	335,876	4.5%	381,274	5.3%	(45,398)	(0.6)%
Brokered	375,654	5.0%	—	—%	375,654	5.2%
Total Deposits	$7,521,769	100.0%	$7,219,970	100.0%	$301,799	4.2%
The following table presents the composition of deposits at December 31:

(dollars in thousands)	2023	2022	$ Change
Customer deposits
Noninterest-bearing demand	$2,221,942	$2,588,692	$(366,750)
Interest-bearing demand	825,787	846,653	(20,866)
Money market	1,741,189	1,731,521	9,668
Savings	950,546	1,118,511	(167,965)
Certificates of deposit	1,406,652	934,593	472,059
Total customer deposits	7,146,116	7,219,970	(73,854)
Brokered deposits
Money market	200,653	—	200,653
Certificates of deposit	175,000	—	175,000
Total brokered deposits	375,653	—	375,653
Total Deposits	$7,521,769	$7,219,970	$301,799
Total deposits increased $301.8 million, or 4.18 percent, at December 31, 2023 compared to December 31, 2022. Total customer deposits decreased $73.9 million from December 31, 2022 primarily due to lower commercial and consumer deposits due to the competitive pricing in this higher interest rate environment. Additionally, noninterest-bearing demand decreased due to the shift into interest-bearing deposits as a result of the elevated interest rate environment. Total brokered deposits increased $375.7 million from December 31, 2022. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
As a member of the IntraFi network, we are able to offer our customers insurance coverage on interest-bearing demand, money market and certificate of deposit balances in excess of the FDIC insurance limits. IntraFi balances increased $210.4 million to $277.7 million at December 31, 2023 compared to $67.3 million at December 31, 2022.
We have total uninsured deposits of $2.3 billion, or 30.0 percent of our total deposit base, compared to $2.5 billion, or 34.0 percent, at December 31, 2022. Included in uninsured deposits is $296.0 million, or 4.0 percent of our total deposit base, of municipal deposits which are fully collateralized.
The daily average balance of deposits and rates paid on deposits are summarized in the following table for the years ended December 31:

	2023		2022		2021
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$2,349,919	—	$2,705,210	—	$2,594,152	—
Interest-bearing demand	844,588	0.72%	918,222	0.11%	956,211	0.08%
Money market	1,638,947	2.28%	1,909,209	0.63%	2,026,083	0.18%
Savings	1,020,314	0.43%	1,121,818	0.10%	1,047,855	0.03%
Certificates of deposit	1,226,989	3.17%	991,396	0.58%	1,246,499	0.46%
Brokered deposits	114,322	5.43%	2,323	2.10%	16,419	1.15%
Total	$7,195,079	1.29%	$7,648,178	0.26%	$7,887,219	0.14%
CDs of $250,000 and over accounted for 4.7 percent and 3.0 percent of total deposits at December 31, 2023 and December 31, 2022. These primarily represent deposit relationships with local customers in our market area.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Maturities of CDs of $250,000 or more outstanding at December 31, 2023 are summarized as follows:

(dollars in thousands)	2023
Three months or less	$199,437
Over three through six months	60,757
Over six through twelve months	61,953
Over twelve months	28,580
Total	$350,727
Borrowings

(dollars in thousands)	December 31, 2023	December 31, 2022	$ Change
Short-term borrowings	$415,000	$370,000	$45,000
Long-term borrowings	39,277	14,741	24,536
Junior subordinated debt securities	49,358	54,453	(5,095)
Total Borrowings	$503,635	$439,194	$64,441
Borrowings are an additional source of funding for us. Total borrowings increased $64.4 million to $503.6 million compared to $439.2 million at December 31, 2022 primarily due to loan growth.
Information pertaining to short-term borrowings is summarized in the table below for the years ended December 31, 2023 and December 31, 2022.

	Short-Term Borrowings
(dollars in thousands)	2023	2022
Balance at the period end	$415,000	$370,000
Average balance during the period	$500,421	$40,013
Average interest rate during the period	5.44%	4.15%
Maximum month-end balance during the period	$630,000	$370,000
Average interest rate at the period end	5.65%	4.49%
Information pertaining to long-term borrowings and junior subordinated debt securities is summarized in the tables below for the years ended December 31, 2023 and December 31, 2022.

	Long-Term Borrowings
(dollars in thousands)	2023	2022
Balance at the period end	$39,277	$14,741
Average balance during the period	$31,706	$19,090
Average interest rate during the period	4.20%	2.15%
Maximum month-end balance during the period	$39,589	$22,344
Average interest rate at the period end	4.52%	2.61%

	Junior Subordinated Debt Securities
(dollars in thousands)	2023	2022
Balance at the period end	$49,358	$54,453
Average balance during the period	$52,215	$54,421
Average interest rate during the period	7.87%	4.40%
Maximum month-end balance during the period	$54,483	$54,453
Average interest rate at the period end	7.98%	7.09%
In 2023, we redeemed $5.0 million of junior subordinated debt securities, along with $0.2 million in common equity issued by DNB Capital Trust I and held by us.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wealth Management Assets
The fair value of the S&T Bank Wealth Management assets under administration, which are not accounted for as part of our assets, remained unchanged at $2.2 billion at December 31, 2023 and December 31, 2022. Assets under administration consisted of $1.0 billion in S&T Trust, $1.0 billion in S&T Financial Services and $0.2 billion in Stewart Capital Advisors.
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
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing deposits and attract new deposits, mitigating any funding dependency on other more volatile funding sources. Refer to the "Financial Condition as of December 31, 2023 - Deposits" section of this MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program. Additional funding sources accessible to S&T include borrowing availability at the Federal Home Loan Bank of Pittsburgh, or FHLB, federal funds lines with other financial institutions and the brokered deposit market. Additionally, S&T has borrowing availability through the Federal Reserve Borrower-in-Custody Program and the Federal Reserve BTFP.
In response to recent bank failures, the Federal Reserve authorized additional funding availability to eligible depository institutions through the BTFP. The program is intended to help assure depositors that their institutions have an additional source of liquidity to meet their needs. Under the BTFP, any collateral eligible for purchase by the Federal Reserve Banks in open market operations can be pledged including U.S. Treasury securities, U.S. Agencies and U.S. Agency mortgage-backed securities. Collateral advances will be equal to 100 percent of the par value of the collateral pledged with a term of up to one year. Interest was charged at a fixed rate equal to the one-year overnight index swap rate plus 10 basis points with no prepayment penalty. The rate on new advances, beginning on January 25, 2024, is set to be no lower than the interest rate on reserve balances in effect on the day the loan is made. As of December 31, 2023, we have $637.0 million of collateral available to pledge under the program and no outstanding balance. The Federal Reserve has announced that it is ending the BTFP and will cease making new loans under this program on March 11, 2024.
Available borrowing capacity exceeds uninsured deposits of $2.3 billion at December 31, 2023 and $2.5 billion at December 31, 2022. The following table summarizes borrowing funding sources available as of the dates presented:

	December 31, 2023			December 31, 2022
(dollars in thousands)	Borrowing Capacity	Balance	Available	Borrowing Capacity	Balance	Available
FHLB	$3,241,098	$552,136	$2,688,962	$2,925,614	$491,288	$2,434,326
Borrower-in-Custody Program	$769,653	$—	$769,653	839,836	—	839,836
Federal Reserve BTFP(1)	$636,963	$—	$636,963	—	—	—
Total	$4,647,714	$552,136	$4,095,578	$3,765,450	$491,288	$3,274,162
(1) Emergency lending program created by the Federal Reserve in March 2023.
At December 31, 2023, we had available borrowing capacity of $4.1 billion, of which $2.7 billion was remaining borrowing availability with the FHLB of Pittsburgh. We believe that these funding sources will provide adequate resources to fund our short-term and long-term operating and financing needs. In addition, our ability to access capital markets provides additional sources of funding with respect to strategic investing opportunities. Our access to and the availability of funds in the future will be affected by many factors, including, but not limited to our financial condition and prospects, the liquidity of the overall capital markets and the current state of the economy.
In the normal course of business, we enter into various contractual obligations, which require future payments that could impact our liquidity and capital resources. We also utilize interest rate swaps to add stability and manage exposure to interest rate movements, under which we are required to either receive cash from, or pay cash to, counterparties depending on changes

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
in interest rates. Derivative contracts are carried at fair value representing the net present value of expected future cash receipts or payments based on market rates as of the balance sheet date.
The following table summarizes our material contractual obligations as of December 31, 2023:

	Payments Due In
(dollars in thousands)	2024	2025-2026	2027-2028	Later Years	Total
Certificates of deposit(1)	1,320,588	239,190	19,099	2,775	1,581,652
Short-term borrowings(1)	415,000	—	—	—	415,000
Long-term borrowings(1)	38,381	167	187	542	39,277
Junior subordinated debt securities(1)	—	—	—	49,358	49,358
Operating and finance leases	4,995	9,881	9,302	59,550	83,728
Funding commitments on Low Income Housing Partnerships	7,262	4,727	—	—	11,989
Total	$1,786,226	$253,965	$28,588	$112,225	$2,181,004
(1)Excludes interest
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At December 31, 2023, S&T Bank had $897.4 million in highly liquid assets, which consisted primarily of $160.3 million in interest-bearing deposits with banks and $736.9 million in unpledged securities. This resulted in a highly liquid assets to total assets ratio of 9.4 percent at December 31, 2023 compared to 9.6 percent at December 31, 2022. Highly liquid assets have increased by $27.3 million when comparing December 31, 2023 to December 31, 2022. The majority of the increase in liquid assets is attributed to increases in cash balances. Refer to Note 12. Qualified Affordable Housing, Note 13 Deposits, Note 14 Short Term Borrowings, Note 15 Long Term Borrowings and Subordinated Debt and Note 7 Right-Of-Use Assets and Lease Liabilities to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data, and the Deposits and Borrowings section of this MD&A, for more details.
Capital Resources
Shareholders’ equity increased $98.8 million, or 8.3 percent, to $1.3 billion at December 31, 2023 compared to $1.2 billion at December 31, 2022. The increase was primarily due to net income of $144.8 million and other comprehensive income of $21.2 million, partially offset by dividends of $49.9 million and common stock repurchases of $20.0 million. The other comprehensive income was primarily due to a $15.9 million improvement in unrealized losses on our available-for-sale debt securities, net of tax and an improvement of $5.2 million in unrealized losses on our interest rate swaps, net of tax.
We continue to maintain a strong capital position with a leverage ratio of 11.21 percent as compared to the regulatory guideline of 5.00 percent to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 13.37 percent compared to the regulatory guideline of 6.50 percent to be well-capitalized. Our risk-based Tier 1 and Total capital ratios were 13.69 percent and 15.27 percent, which places us above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00 percent and 10.00 percent, respectively. Our ratios are also above the required minimum ratios after the capital conservation buffer, discussed further below, of common equity tier 1 risk-based capital ratio greater than 7.00 percent, tier 1 risk-based capital ratio greater than 8.50 percent and a total risk-based capital ratio greater than 10.50 percent. We believe that we have the ability to raise additional capital, if necessary.
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
In July 2013, the federal banking agencies issued a final rule to implement Basel III and the minimum leverage and risk-based capital requirements of the Dodd-Frank Act. The rule requires a banking organization to maintain a capital conservation buffer composed of common equity tier 1 capital in an amount greater than 2.50 percent of total risk-weighted assets. Banking organizations must maintain a common equity tier 1 risk-based capital ratio greater than 7.00 percent, a tier 1 risk-based capital ratio greater than 8.50 percent and a total risk-based capital ratio greater than 10.50 percent; otherwise, it will be subject to restrictions on capital distributions and discretionary bonus payments. The minimum capital requirements plus the capital conservation buffer exceeds the regulatory capital ratios required for an insured depository institution to be well-capitalized under the FDIC's prompt corrective action framework.

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
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of December 31, 2023, we had not issued any securities pursuant to the shelf registration statement.
Inflation
Inflation can have a significant impact on interest rates and, accordingly, can impact our financial performance. Inflation can influence our asset growth, deposits, noninterest income and expense and credit quality. As a result, we closely monitor the the rate of inflation in the economy. We do so by analyzing our capability to respond to changing interest rates and our ability to manage noninterest income and expense. We monitor the mix of interest-rate sensitive assets and liabilities through our management committee, ALCO, in order to manage the impact of inflation and the level of interest rates on net interest income. We also manage the effects of inflation on S&T by reviewing the prices of our products and services, by introducing new products and services and by controlling overhead expenses. Additionally, management is aware of the potential impacts that inflation can have on our loan portfolio and our customer's ability to operate their businesses. We seek to minimize the various inflationary inputs through a robust annual review process and sensitivity analysis when considering extensions of credit. Additionally, we leverage our internal credit risk review in support of the current economic cycle. We continuously monitor our portfolio for potential and emerging risks. See Risk Factors in Item 1A for further information regarding the impact of inflation on the economy and on S&T.

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
The table below reflects the rate shock analyses results for the 1-12 and 13-24 month periods of pretax net interest income and EVE.

	December 31, 2023			December 31, 2022
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	3.5	7.6	(31.4)	14.6	22.0	(13.2)
300	2.4	5.4	(23.5)	11.0	16.6	(8.5)
200	1.2	3.4	(15.2)	7.4	11.2	(4.6)
100	0.2	1.6	(7.3)	3.7	5.7	(1.5)
-100	(3.5)	(5.1)	3.7	(6.1)	(8.8)	(2.6)
-200	(4.2)	(6.7)	3.8	(10.2)	(14.8)	(7.7)
-300	(6.6)	(11.2)	(0.5)	(14.1)	(21.0)	(17.0)
-400	(9.3)	(15.1)	(13.7)	(21.1)	(30.1)	(32.7)

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
Our rate shock analyses show less improvement in the percentage change in pretax net interest income in the rates up scenarios when comparing December 31, 2023 to December 31, 2022 primarily because we have a different deposit mix, more short-term borrowings and a larger fixed-rate loan portfolio. The percentage change in pretax net interest income in the rates down scenario shows an improvement when comparing December 31, 2023 to December 31, 2022 because of our increased ability to cut liability costs as deposit rates have increased and we have more short-term borrowings. The changes in our percentage changes in pretax net interest income reflect our strategic efforts to reduce our exposure to changes in interest rates. Our EVE analyses show a decline in the percentage change in EVE in the rates up scenarios and an improvement in rates down scenarios when comparing December 31, 2023 to December 31, 2022. These changes are mainly the result of the impact of interest rates on the value of nonmaturity deposits and deposit valuation methodology enhancements that recognize changes in customer behavior.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2023	2022
ASSETS
Cash and due from banks, including interest-bearing deposits of $160,802 and $138,149 at December 31, 2023 and December 31, 2022	$233,612	$210,009
Securities available for sale, at fair value	970,391	1,002,778
Loans held for sale	153	16
Portfolio loans, net of unearned income	7,653,341	7,183,969
Allowance for credit losses	(107,966)	(101,340)
Portfolio loans, net	7,545,375	7,082,629
Bank owned life insurance	84,008	85,185
Premises and equipment, net	49,006	49,285
Federal Home Loan Bank and other restricted stock, at cost	25,082	23,035
Goodwill	373,424	373,424
Other intangible assets, net	4,059	5,378
Other assets	266,416	278,828
Total Assets	$9,551,526	$9,110,567
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,221,942	$2,588,692
Interest-bearing demand	825,787	846,653
Money market	1,941,842	1,731,521
Savings	950,546	1,118,511
Certificates of deposit	1,581,652	934,593
Total Deposits	7,521,769	7,219,970
Short-term borrowings	415,000	370,000
Long-term borrowings	39,277	14,741
Junior subordinated debt securities	49,358	54,453
Other liabilities	242,677	266,744
Total Liabilities	8,268,081	7,925,908
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at December 31, 2023 and December 31, 2022 Outstanding—38,232,806 shares at December 31, 2023 and 38,999,733 shares at December 31, 2022	103,623	103,623
Additional paid-in capital	409,034	406,283
Retained earnings	959,604	863,948
Accumulated other comprehensive loss	(90,901)	(112,125)
Treasury stock — 3,216,638 shares at December 31, 2023 and 2,449,711 shares at December 31, 2022, at cost	(97,915)	(77,070)
Total Shareholders’ Equity	1,283,445	1,184,659
Total Liabilities and Shareholders’ Equity	$9,551,526	$9,110,567
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME

	Years ended December 31,
(dollars in thousands, except per share data)	2023	2022	2021
INTEREST AND DIVIDEND INCOME
Loans, including fees	$443,124	$314,866	$270,460
Investment Securities:
Taxable	31,611	23,743	15,706
Tax-exempt	852	1,579	2,593
Dividends	2,314	563	503
Total Interest and Dividend Income	477,901	340,751	289,262
INTEREST EXPENSE
Deposits	92,836	19,907	10,757
Borrowings, junior subordinated debt securities and other	35,655	5,061	2,393
Total Interest Expense	128,491	24,968	13,150
NET INTEREST INCOME	349,410	315,783	276,112
Provision for credit losses	17,892	8,366	16,215
Net Interest Income After Provision for Credit Losses	331,518	307,417	259,897
NONINTEREST INCOME
Net gain on sale of securities	—	198	29
Debit and credit card	18,248	19,008	17,952
Service charges on deposit accounts	16,193	16,829	15,040
Wealth management	12,186	12,717	12,889
Mortgage banking	1,164	2,215	9,734
Other	9,829	7,292	9,052
Total Noninterest Income	57,620	58,259	64,696
NONINTEREST EXPENSE
Salaries and employee benefits	111,462	103,221	100,214
Data processing and information technology	17,437	16,918	16,681
Occupancy	14,814	14,812	14,544
Furniture, equipment and software	12,912	11,606	10,684
Professional services and legal	7,823	8,318	6,368
Other taxes	6,813	6,620	6,644
Marketing	6,488	5,600	4,553
FDIC insurance	4,122	2,854	4,224
Other	28,463	26,797	25,013
Total Noninterest Expense	210,334	196,746	188,925
Income Before Taxes	178,804	168,930	135,668
Income tax expense	34,023	33,410	25,325
Net Income	$144,781	$135,520	$110,343
Earnings per share—basic	$3.76	$3.47	$2.81
Earnings per share—diluted	$3.74	$3.46	$2.81
Dividends declared per share	$1.29	$1.20	$1.13
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(dollars in thousands)	2023	2022	2021
Net Income	$144,781	$135,520	$110,343
Available-for-Sale Debt Securities
Net change in fair value of available-for-sale debt securities	20,317	(111,539)	(23,972)
Tax effect	(4,407)	23,805	5,115
Net available-for-sale securities gains reclassified into earnings(1)	—	(198)	—
Tax effect	—	42	—
Net effect on other comprehensive income	15,910	(87,890)	(18,857)
Interest Rate Swaps
Net change in fair value of interest rate swaps	(5,753)	(21,459)	—
Tax effect	1,237	4,581	—
Net interest rate swap losses reclassified into earnings(2)	12,382	91	—
Tax effect	(2,662)	(19)	—
Net effect on other comprehensive income	5,204	(16,806)	—
Employee Benefit Plans
Adjustment to funded status of employee benefit plans	142	(2,526)	363
Tax effect	(32)	608	(78)
Net employee benefit plan losses reclassified into earnings(3)	—	2,080	3,198
Tax effect	—	(501)	(687)
Net effect on other comprehensive income	110	(339)	2,796
Other Comprehensive Income (Loss)	21,224	(105,035)	(16,061)
Comprehensive Income	$166,005	$30,485	$94,282
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
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2021	$103,623	$400,668	$710,061	$8,971	$(68,612)	$1,154,711
Net income for the year ended December 31, 2021	—	—	110,343	—	—	110,343
Other comprehensive loss, net of tax	—	—	—	(16,061)	—	(16,061)
Cash dividends declared ($1.13 per share)	—	—	(44,336)	—	—	(44,336)
Treasury stock issued for restricted stock awards (130,670 shares)	—	—	(4,163)	—	4,163	—
Forfeitures of restricted stock awards (77,483 shares)	—	—	1,754	—	(2,384)	(630)
Recognition of restricted stock compensation expense	—	2,427	—	—	—	2,427
Balance at December 31, 2021	$103,623	$403,095	$773,659	$(7,090)	$(66,833)	$1,206,454
Net income for the year ended December 31, 2022	—	—	135,520	—	—	135,520
Other comprehensive loss, net of tax	—	—	—	(105,035)	—	(105,035)
Cash dividends declared ($1.20 per share)	—	—	(47,023)	—	—	(47,023)
Treasury stock issued for restricted stock awards (4,250 shares)	—	—	(135)	—	135	—
Forfeitures of restricted stock awards (87,208 shares)	—	—	1,927	—	(2,735)	(808)
Repurchase of S&T stock (268,503 shares)	—	—	—	—	(7,637)	(7,637)
Recognition of restricted stock compensation expense	—	3,188	—	—	—	3,188
Balance at December 31, 2022	$103,623	$406,283	$863,948	$(112,125)	$(77,070)	$1,184,659
Net income for the year ended December 31, 2023	—	—	144,781	—	—	144,781
Other comprehensive income, net of tax	—	—	—	21,224	—	21,224
Impact of adoption of ASU 2022-02	—	—	(447)	—	—	(447)
Cash dividends declared ($1.29 per share)	—	—	(49,850)	—	—	(49,850)
Treasury stock issued for restricted stock awards (36,166 shares)	—	(1,123)	—	—	1,123	—
Forfeitures of restricted stock awards (63,667 shares)	—	—	1,172	—	(1,970)	(798)
Repurchase of S&T Stock (739,426 shares)	—	—	—	—	(19,998)	(19,998)
Recognition of restricted stock compensation expense	—	3,874	—	—	—	3,874
Balance at December 31, 2023	$103,623	$409,034	$959,604	$(90,901)	$(97,915)	$1,283,445
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
OPERATING ACTIVITIES
Net income	$144,781	$135,520	$110,343
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	17,892	8,366	16,215
Net depreciation, amortization and accretion	7,520	9,027	11,480
Net amortization of discounts and premiums on securities	4,666	6,062	5,482
Stock-based compensation expense	3,874	3,188	2,427
Gain on sale of securities	—	(198)	(29)
Deferred income taxes	601	(2,932)	2,383
(Gain) loss on sale of fixed assets	(100)	61	30
Gain on sale of loans, net	(81)	(1,229)	(8,856)
(Gain) loss on sale and fair value adjustments of other real estate owned, net	(3,898)	(3,119)	420
Proceeds from the sale of mortgage loans	3,839	38,583	311,479
Mortgage loans originated for sale	(3,895)	(35,848)	(286,257)
Net change in:
Net (increase) decrease in interest receivable	(7,094)	(10,033)	3,561
Net increase (decrease) in interest payable	17,763	2,901	(2,087)
Net decrease (increase) in other assets	14,311	(24,628)	83,830
Net (decrease) increase in other liabilities	(28,430)	114,804	(35,569)
Net Cash Provided by Operating Activities	$171,749	$240,525	$214,852
INVESTING ACTIVITIES
Purchases of securities	(99,583)	(401,054)	(313,617)
Proceeds from maturities, prepayments and calls of securities	147,710	160,830	144,905
Proceeds from sales of securities	—	30,490	1,917
(Purchases) redemption of Federal Home Loan Bank stock	(2,047)	(13,515)	3,511
Net (increase) decrease in loans	(492,795)	(192,403)	173,401
Proceeds from sale of portfolio loans	11,641	8,024	5,107
Proceeds from sale of other real estate owned	7,051	12,529	1,259
Purchases of premises and equipment	(6,219)	(3,863)	(3,611)
Proceeds from the sale of premises and equipment	710	161	14
Proceeds from life insurance settlement	1,696	214	353
Net payments from cash flow hedge	(12,383)	(91)	—
Net Cash (Used in) Provided by Investing Activities	(444,219)	(398,678)	13,239
FINANCING ACTIVITIES
Net (decrease) increase in demand, money market and savings deposits	(345,260)	(623,076)	875,378
Net increase (decrease) in certificates of deposit	647,111	(153,400)	(299,292)
Net increase (decrease) in short-term borrowings	45,000	285,509	(55,672)
Proceeds from long-term borrowings	25,000	—	—
Repayments on long-term borrowings	(5,464)	(7,689)	(11,001)
Repurchase of shares for taxes on restricted stock	(798)	(808)	(630)
Cash dividends paid to common shareholders	(49,708)	(46,952)	(44,325)
Repurchase of common stock	(19,808)	(7,637)	—
Net Cash Provided by (Used in) Financing Activities	296,073	(554,053)	464,458
Net increase (decrease) in cash and due from banks	23,603	(712,206)	692,549
Cash and due from banks at beginning of period	210,009	922,215	229,666
Cash and Due From Banks at End of Period	$233,612	$210,009	$922,215
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Supplemental Disclosures
Loans transferred to portfolio from held for sale	$—	$—	$4,467
Right of use assets obtained in exchange for lease obligations	$2,009	$—	$2,987
Cash paid for interest	$111,303	$22,068	$15,236
Cash paid for income taxes, net of refunds	$36,886	$31,175	$24,213
Transfers of loans to other real estate owned	$163	$23	$12,392
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
S&T Bancorp, Inc., or S&T, was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and has four active direct wholly owned subsidiaries, S&T Bank, 9th Street Holdings, Inc., STBA Capital Trust I and DNB Capital Trust II, and owns a 50 percent interest in Commonwealth Trust Credit Life Insurance Company, or CTCLIC.
We are presently engaged in non-banking activities through the following six entities: 9th Street Holdings, Inc.; S&T Bancholdings, Inc.; CTCLIC; S&T Insurance Group, LLC; Stewart Capital Advisors, LLC; and DN Acquisition Company, Inc.
Our investment holding companies are 9th Street Holdings, Inc. and S&T Bancholdings, Inc. CTCLIC, which is a joint venture with another financial institution, acts as a reinsurer of credit life, accident and health insurance policies sold by S&T Bank and the other institution. S&T Insurance Group, LLC, through its subsidiaries, offers a variety of insurance products. Stewart Capital Advisors, LLC is a registered investment advisor that manages private investment accounts for individuals and institutions. DN Acquisition Company, Inc. was acquired with the DNB merger and was incorporated for the purpose of acquiring and holding OREO acquired through foreclosure or deed in-lieu-of foreclosure, as well as Bank-occupied real estate.
Accounting Policies
Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods then ended. Actual results could differ from those estimates. Our significant accounting policies are described below.
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
Acquired loans are recorded at fair value on the date of acquisition with no carryover of the related ACL. Determining the fair value of acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. In estimating the fair value of our acquired loans, we consider a number of factors including loss rates, internal risk rating, delinquency status, loan type, loan term, prepayment rates, recovery periods and the current interest rate environment. The premium or discount estimated through the loan fair value calculation is recognized into interest income on a level yield basis over the remaining life of the loans.
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
Loans Individually Evaluated
Loans that are individually evaluated to determine whether a specific allocation of ACL is needed are reported at the lower of amortized cost or fair value. Fair value is determined using either the present value of expected future cash flows discounted at the loan's original effective interest rate, the loan’s observable market price or the fair value of the collateral less estimated selling costs when the loan is collateral dependent and we expect to liquidate the collateral. However, if repayment is expected to come from the operation of the collateral, rather than liquidation, then we do not consider estimated selling costs in determining the fair value of the collateral. Collateral values are generally based upon appraisals by approved, independent state certified appraisers. Appraisals may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or our knowledge of the borrower and the borrower’s business. If the fair value of loans individually evaluated is determined based on an independent market based appraisal less estimated costs to sell, it is classified as Level 2. If the fair value of loans individually evaluated is determined using an internal valuation, it is classified as Level 3.
OREO and Other Repossessed Assets
OREO and other repossessed assets obtained in partial or total satisfaction of a loan are recorded at fair value less cost to sell. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. If the fair value for OREO is determined based on an independent market-based appraisal less estimated costs to sell or an executed sales agreement, it is classified as Level 2. If the fair value for OREO is determined using an internal valuation, it is classified as Level 3.
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
Loans
Our methodology to fair value loans includes an exit price notion. The fair value of loans is estimated using discounted cash flow analyses that utilize interest rates currently being offered for similar loans and adjusted for liquidity and credit risk. The valuation models include significant unobservable inputs; therefore, loans are classified as Level 3. The carrying amount of interest receivable approximates fair value.
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
A determination will be made on whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Any impairment that is not credit-related is recognized in OCI, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet with a corresponding adjustment to provision for credit losses in the Consolidated Statements of Net Income. Both the allowance and the adjustment to net income can be reversed if conditions change. Our policy for credit impairment within the available-for-sale debt securities portfolio is based upon a number of factors, including but not limited to, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its estimated fair value and whether management intends to sell the security or if it is more likely than not that management will be required to sell the investment security prior to the security’s recovery of any decline in its estimated fair value.
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
Loans
Loans are reported at the principal amount outstanding net of unearned income. Unearned income consists of net deferred loan origination fees and costs and a discount or premium on acquired loans. Loan origination fees and direct loan origination costs are deferred and amortized as an adjustment of loan yield over the lives of the loans without consideration of anticipated prepayments. If a loan is paid off, the remaining unaccreted or unamortized net origination fees and costs are immediately recognized into income. Accretion of discounts and amortization of premiums on loans are included in interest income in the Consolidated Statements of Net Income. Interest is accrued and interest income is recognized on loans as earned.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share similar risk characteristics with other loans and are individually evaluated.
The ACL for homogeneous loans is calculated using a life-time loss rate methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. The ACL model is comprised of six distinct portfolio segments: 1) Commercial Construction, 2) Commercial Real Estate, or CRE, 3) Commercial and Industrial, or C&I, 4) Business Banking, 5) Consumer Real Estate and 6) Other Consumer. Each segment has a distinct set of risk characteristics monitored by management. We further evaluate the ACL at a disaggregated level which includes type of collateral and our internal risk rating system for the commercial and business banking segments and type of collateral, lien position and FICO score, for the consumer segments. Historical credit loss experience is the basis for the estimation of expected credit losses. Our quantitative model uses historic data back to the second quarter of 2009. We apply historical loss rates to pools of loans with similar risk characteristics. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and supportable forecast is for a period of two years and is based on the unemployment forecast and management judgment. For periods beyond our two year reasonable and supportable forecast, we revert to historical loss rates utilizing a straight-line method over a one year reversion period. The qualitative adjustments for current conditions are based upon changes in lending policies and practices, experience and ability of lending staff, quality of the bank’s loan review system, value of underlying collateral, the existence of and changes in concentrations, other external factors and segment specific risks. These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve.
The ACL for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and therefore, should be individually assessed. We evaluate all commercial loans greater than $1.0 million that meet the following criteria: 1) when it is determined that foreclosure is probable, 2) substandard, doubtful and nonaccrual loans when repayment is expected to be provided substantially through the operation or sale of the collateral, 3) when it is determined by management that a loan does not share similar risk characteristics with other loans. Specific reserves are established based on the following three acceptable methods for measuring the ACL: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral when the loan is collateral dependent. Our individual loan evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. Collateral values are discounted to consider disposition costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the loan is less than the loan balance.
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
Bank Owned Life Insurance
We have purchased life insurance policies on certain executive officers and employees. We receive the cash surrender value of each policy upon its termination or benefits are payable to us upon the death of the insured. Changes in net cash surrender value are recognized in other noninterest income in the Consolidated Statements of Net Income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Premises and Equipment
Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred, while improvements that extend an asset’s useful life are capitalized and depreciated over the estimated remaining life of the asset. Depreciation expense is computed by the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the particular assets. Depreciation expense is included in occupancy on the Consolidated Statements of Net Income. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No events or changes in circumstances occurred during the years ended December 31, 2023 and 2022.
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
The carrying value of goodwill is tested annually for impairment each October 1st or more frequently if events and circumstances indicate that it may be impaired. A qualitative assessment is performed to determine whether it is more likely than not that the reporting unit's fair value is less than its carrying value. We perform a quantitative impairment test only if we conclude that it is more likely than not that a reporting unit's fair value is less than the carrying amount. Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The fair value of the

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reporting unit is determined by using both a discounted cash flow model and a market based model. The discounted cash flow model has many assumptions including future earnings projections, a long-term growth rate and discount rate. The market based model calculates fair value based on observed price multiples for similar companies. The fair values of each method are then weighted based on relevance and reliability in the current economic environment.
We determine the amount of identifiable intangible assets based upon independent core deposit and insurance contract valuations at the time of acquisition. Intangible assets with finite useful lives, consisting primarily of core deposit and customer list intangibles, are amortized using straight-line or accelerated methods over their estimated weighted average useful lives, ranging from 10 to 20 years. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No such events or changes in circumstances occurred during the years ended December 31, 2023 and 2022.
Variable Interest Entities
Variable interest entities, or VIEs, are legal entities that generally either do not have equity investors with voting rights or that have equity investors that do not provide sufficient financial resources for the entity to support its activities. When an enterprise has both the power to direct the economic activities of the VIE and the obligation to absorb losses of the VIE or the right to receive benefits of the VIE, the entity has a controlling financial interest in the VIE. A VIE often holds financial assets, including loans, receivables or other property. The company with a controlling financial interest, the primary beneficiary, is required to consolidate the VIE into its Consolidated Balance Sheets. S&T has two wholly-owned trust subsidiaries, STBA Capital Trust I and DNB Capital Trust II, or the Trusts, for which it does not absorb a majority of expected losses or receive a majority of the expected residual returns. DNB Capital Trust II was acquired with the DNB merger. At inception, these Trusts issued floating rate trust preferred securities to the Trustees and used the proceeds from the sale to invest in junior subordinated debt securities issued by us. The Trusts pay dividends on the trust preferred securities at the same rate as the interest we pay on the junior subordinated debt held by the Trusts. The Trusts are VIEs with the third-party investors as their primary beneficiaries, and accordingly, the Trusts and their net assets are not included in our consolidated financial statements. However, the junior subordinated debt securities issued by S&T are included in liabilities in our Consolidated Balance Sheets.
Qualified Affordable Housing
We have made investments directly in Low Income Housing Tax Credit, or LIHTC, partnerships formed with third parties. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. These investments are amortized over a maximum of 10 years, which represents the period over which the tax credits will be utilized. Our investments in Low Income Housing Partnerships, or LIHPs, represent unconsolidated VIEs and the assets and liabilities of the partnerships are not recorded on our balance sheet. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact the economic performance of the partnership nor do we have both the obligation to absorb expected losses and the right to receive benefits. We use the cost method to account for these partnerships. These investments are recorded in other assets in our Consolidated Balance Sheets. Amortization expense is included in other noninterest expense in the Consolidated Statements of Net Income.
OREO and Other Repossessed Assets
OREO and other repossessed assets are included in other assets in the Consolidated Balance Sheets and are comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of a foreclosure. OREO and other repossessed assets are recorded at fair value less cost to sell at the time of acquisition and when subsequent declines in fair value occur. Subsequent declines in the fair value of OREO are recorded through a valuation allowance. Subsequent increases in the fair value reduce the valuation allowance, but only to the amount that does not exceed the OREO foreclosure date cost basis. Loan losses arising from the acquisition of any such property initially are charged against the ACL. Gains or losses realized upon disposition of these assets are recorded in other noninterest income or expense in the Consolidated Statements of Net Income depending on whether the net position is a gain or loss.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities Held in a Deferred Compensation Plan
A nonqualified deferred compensation plan is offered to certain management employees providing an opportunity to continue to defer income on a tax deferred basis in excess of annual contribution or compensation limits for qualified plans. The plan assets are held in a grantor trust, are legally assets of S&T and are beneficially owned by the participants. The assets are available to satisfy the claims of general creditors in the event we would need to file bankruptcy. Securities held in the nonqualified deferred compensation plan are recorded in other assets in the Consolidated Balance Sheets at fair value. A corresponding deferred compensation liability is recorded in other liabilities in the Consolidated Balance Sheets. Gains and losses related to the change in value of plan assets are recorded in other noninterest income and salaries and employee benefits expense in our Consolidated Statements of Net Income, resulting in no impact to net income.
Mortgage Servicing Rights
MSRs are recognized as separate assets when a mortgage loan is sold. MSRs represents the estimated fair value of future net cash flows expected to be realized for performing the servicing activities. The fair value of the MSRs is estimated by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. MSRs are reported in other assets in the Consolidated Balance Sheets and are amortized into mortgage banking in noninterest income in the Consolidated Statements of Net Income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.
MSRs are evaluated for impairment based on the estimated fair value of those rights. MSRs are stratified by certain risk characteristics, primarily loan term and note rate. If temporary impairment exists within a risk stratification tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the estimated fair value. If it is later determined that all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced.
Derivative Financial Instruments
Derivatives are recognized as either other assets or other liabilities on the balance sheet at fair value. All derivatives are evaluated at inception to determine whether it is a hedging or non-hedging activity. The accounting for changes in the fair value of derivatives depends on whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting based on whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.
Pursuant to our agreements with various financial institutions, we may receive collateral or may be required to post collateral based upon mark-to-market positions. Beyond unsecured threshold levels, collateral in the form of cash or securities may be made available to counterparties of interest rate swap transactions. Interest income on collateral receivable is included in loan interest income in the Consolidated Statements of Net Income. Interest expense on collateral payable is included in borrowings, junior subordinated debt securities and other interest expense in the Consolidated Statements of Net Income.
Derivatives contain an element of credit risk, the possibility that we will incur a loss because a counterparty, which may be a financial institution or a customer, fails to meet its contractual obligations. All derivative contracts with financial institutions may be executed only with counterparties approved by our Asset and Liability Committee, or ALCO, and derivatives with customers may only be executed with customers within credit exposure limits approved in accordance with our credit policy. We have entered into agreements with counterparty financial institutions, which include master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. We elect, however, to account for all derivatives with counterparty institutions on a gross basis in the Consolidated Balance Sheets.
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
Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the earnings effect of the hedged forecasted transactions in a cash flow hedge. As long as the cash flow hedge continues to qualify for hedge accounting, the entire change in the fair value of the hedging instrument is recognized in OCI, net of applicable taxes, and reclassified into interest income as interest payments are received. The change in the fair value is included in the change in other liabilities in the Consolidated Statements of Cash Flows.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Interest rate swaps with customers and the corresponding offsetting interest rate swap with a financial institution are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives are recorded in current earnings and included in other noninterest income in the Consolidated Statements of Net Income and included in the change in other assets and other liabilities in the Consolidated Statements of Cash Flows.
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
Treasury Stock
The repurchase of our common stock is recorded at cost. At the time of reissuance, the treasury stock account is reduced using the average cost method. Gains and losses on the reissuance of common stock are recorded in additional paid-in capital. The Inflation Reduction Act of 2022 created a new excise tax equal to 1 percent of the fair value of shares repurchased, effective after December 31, 2022. The excise tax is included in the cost of treasury stock with an offset to other liabilities in the Consolidated Balance Sheets. The excise tax liability is reduced by the fair market value of any reissuance occurring in the same taxable year.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Stock-Based Compensation
Stock-based compensation includes restricted stock awards and restricted stock units, which are measured using the fair value at the time of issuance. A Monte Carlo simulation is used to estimate the fair value of performance-based restricted stock with a market condition. The grant date fair value is recognized over the period during which the recipient is required to provide service in exchange for the award. Compensation expense for time-based restricted stock is recognized ratably over the period of service based on fair value on the grant date. Compensation expense for performance-based restricted stock is recognized ratably over the remaining vesting period if the likelihood of meeting the performance measure is probable, based on the fair value on the grant date. We estimate expected forfeitures when stock-based awards are granted and record compensation expense only for awards that are expected to vest.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Tax positions are recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the more likely than not test, no tax benefit is recorded.
Earnings Per Share
Basic and diluted earnings per share, or EPS, are calculated using the more dilutive of either the treasury stock method or the two-class method. Unvested share-based payment awards that contain nonforfeitable rights to dividends are considered participating securities under the two-class method. Income allocated to common shareholders is then divided by the weighted average number of common shares outstanding during the period. Potentially dilutive securities are excluded from the basic EPS calculation.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The amendments in this ASU were effective for fiscal years beginning after December 15, 2022, and interim periods therein. We adopted ASU 2022-02, as of January 1, 2023, using a modified retrospective transition approach. Results for reporting periods beginning after January 1, 2023 are presented under ASU 2022-02 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Under the previously applicable accounting guidance, commercial TDRs were individually assessed to determine if a specific reserve was required in the allowance for credit losses, or ACL. The elimination of TDRs resulted in these loans being included in homogenous pools. The adoption of this ASU resulted in a day one cumulative effective adjustment of $0.6 million which increased our ACL and decreased retained earnings. Refer to Note 6 Loans and Allowance for Credit Losses for additional disclosures related to modifications of loans to borrowers experiencing financial difficulty as well as gross charge-off vintage disclosures.
Accounting Standards Issued But Not Yet Adopted
Investments Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
In March 2023, the FASB issued ASU 2023-02, Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method to allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. If certain conditions are met, a reporting entity may elect to account for its tax equity investments by using the proportional amortization method regardless of the program from which it receives income tax credits, instead of only low-income-housing tax credit, or LIHTC, structures. This amendment also eliminates certain LIHTC specific guidance aligning the accounting with other equity investments in tax credit structures. Under the proportional amortization method, the equity investment is amortized in proportion to the income tax credits and other income tax benefits received, Amortization expense and the income tax benefits are required to be presented on a net basis in income tax expense on the Consolidated Statements of Net Income. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We adopted this ASU, as of January 1, 2024, using a modified retrospective transition approach, which resulted in an immaterial cumulative effect adjustment being recorded to retained earnings related to the transition of the cost method to the proportional amortization method on LIHTC partnerships. Additional disclosure requirements will have minimal impact to our consolidated financial statements.
Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This update does not change how a public entity identifies its operating segments; however, it does require that an entity that has single reportable segment provide all the disclosures required by the amendments in this update. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. A public entity should apply the amendments in this update retrospectively to all prior periods presented in the consolidated financial statements. Early adoption is permitted. We currently have one reportable operating segment, Community Banking. This ASU will not impact our consolidated financial statements and will have minimal impact to to our disclosures, requiring identification of the chief operating decision maker and the information used to make operating decisions and to allocate resources.
Income Taxes (Topic 740) Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of the disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual consolidated financial statements that have not yet been issued. This ASU is not expected to have a significant impact on disclosures, and will not impact our consolidated financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. EARNINGS PER SHARE
Diluted EPS is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted EPS. The two-class method was used to determine EPS for the twelve months ended December 31, 2023, 2022 and 2021. The following table reconciles the numerators and denominators of basic and diluted EPS calculations for the periods presented:

	Twelve months ended December 31,
(in thousands, except share and per share data)	2023	2022	2021
Numerator for Earnings per Share—Basic and Diluted:
Net income	$144,781	$135,520	$110,343
Less: Income allocated to participating shares	156	381	492
Net Income Allocated to Shareholders	$144,625	$135,139	$109,851

Denominator for Earnings per Share—Basic:
Weighted Average Shares Outstanding—Basic	38,432,447	38,988,174	39,050,241

Denominator for Earnings per Share—Two-Class Method—Diluted:
Weighted Average Shares Outstanding—Basic	38,432,447	38,988,174	39,050,241
Add: Average participating shares outstanding	222,958	42,760	2,720
Denominator for Two-Class Method—Diluted	38,655,405	39,030,934	39,052,961

Earnings per share—basic	$3.76	$3.47	$2.81
Earnings per share—diluted	$3.74	$3.46	$2.81
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	293	12,654	793

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. FAIR VALUE MEASUREMENTS
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$133,786	$—	$—	$133,786
Obligations of U.S. government corporations and agencies	—	32,513	—	32,513
Collateralized mortgage obligations of U.S. government corporations and agencies	—	460,939	—	460,939
Residential mortgage-backed securities of U.S. government corporations and agencies	—	38,177	—	38,177
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	273,425	—	273,425
Obligations of states and political subdivisions	—	30,468	—	30,468
Total Available-for-Sale Debt Securities	133,786	835,522	—	969,308
Equity securities	1,010	73	—	1,083
Total Securities Available for Sale	134,796	835,595	—	970,391
Securities held in a deferred compensation plan	9,399	—	—	9,399
Derivative financial assets:
Interest rate swaps - commercial loans	—	63,018	—	63,018
Total Assets	$144,195	$898,613	$—	$1,042,808
LIABILITIES
Derivative financial liabilities:
Interest rate swaps - commercial loans	$—	$63,554	$—	$63,554
Interest rate swaps - cash flow hedge	—	14,739	—	14,739
Total Liabilities	$—	$78,293	$—	$78,293

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$131,695	$—	$—	$131,695
Obligations of U.S. government corporations and agencies	—	41,811	—	41,811
Collateralized mortgage obligations of U.S. government corporations and agencies	—	428,407	—	428,407
Residential mortgage-backed securities of U.S. government corporations and agencies	—	41,587	—	41,587
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	327,313	—	327,313
Corporate obligations	—	500	—	500
Obligations of states and political subdivisions	—	30,471	—	30,471
Total Available-for-Sale Debt Securities	131,695	870,089	—	1,001,784
Equity securities	952	42	—	994
Total Securities Available for Sale	132,647	870,131	—	1,002,778
Securities held in a deferred compensation plan	8,087	—	—	8,087
Derivative financial assets:
Interest rate swaps - commercial loans	—	83,449	—	83,449
Interest rate lock commitments	—	—	5	5
Forward sale contracts - mortgage loans	—	—	2	2
Other Assets
Total Assets	$140,734	$953,580	$7	$1,094,321
LIABILITIES
Derivative financial liabilities:
Interest rate swaps - commercial loans	$—	$83,449	$—	$83,449
Interest rate swaps - cash flow hedge	—	21,368	—	21,368
Total Liabilities	$—	$104,817	$—	$104,817

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our consolidated financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either December 31, 2023 or December 31, 2022. There were no Level 3 assets and one Level 2 individually assessed loan measured at fair value on a nonrecurring basis as of December 31, 2023 for $5.9 million. At December 31, 2022, there was one Level 3 OREO property measured at fair value for $3.1 million which was sold in 2023.
Fair Value of Financial Instruments
The following tables present the carrying values and fair values of our financial instruments at the dates presented:

	Carrying Value(1)	Fair Value Measurements at December 31, 2023
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$233,612	$233,612	$233,612	$—	$—
Securities available for sale	970,391	970,391	134,796	835,595	—
Loans held for sale	153	153	—	153	—
Portfolio loans, net	7,545,375	7,263,270	—	—	7,263,270
Collateral receivable	5,356	5,356	5,356	—	—
Securities held in a deferred compensation plan	9,399	9,399	9,399	—	—
Mortgage servicing rights	6,345	8,704	—	—	8,704
Interest rate swaps - commercial loans	63,018	63,018	—	63,018	—
LIABILITIES
Deposits	$7,521,769	$7,511,598	$5,940,117	$1,571,481	$—
Collateral payable	50,920	50,920	50,920	—	—
Short-term borrowings	415,000	415,000	—	415,000	—
Long-term borrowings	39,277	38,995	—	38,995	—
Junior subordinated debt securities	49,358	49,358	—	49,358	—
Interest rate swaps - commercial loans	63,554	63,554	—	63,554	—
Interest rate swaps - cash flow hedge	14,739	14,739	—	14,739	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2022
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$210,009	$210,009	$210,009	$—	$—
Securities available for sale	1,002,778	1,002,778	132,647	870,131	—
Loans held for sale	16	16	—	16	—
Portfolio loans, net	7,082,629	6,815,167	—	—	6,815,167
Collateral receivable	6,307	6,307	6,307	—	—
Securities held in a deferred compensation plan	8,087	8,087	8,087	—	—
Mortgage servicing rights	7,147	9,994	—	—	9,994
Interest rate swaps - commercial loans	83,449	83,449	—	83,449	—
Interest rate lock commitments	5	5	—	—	5
Forward sale contracts	2	2	—	—	2
LIABILITIES
Deposits	$7,219,970	$7,194,225	$6,285,377	$908,848	$—
Collateral payable	65,065	65,065	65,065	—	—
Short-term borrowings	370,000	370,000	—	370,000	—
Long-term borrowings	14,741	14,174	—	14,174	—
Junior subordinated debt securities	54,453	54,453	—	54,453	—
Interest rate swaps - commercial loans	83,449	83,449	—	83,449	—
Interest rate swaps - cash flow hedge	21,368	21,368	—	21,368	—
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
NOTE 5. SECURITIES
The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	December 31, 2023	December 31, 2022
Debt securities	$969,308	$1,001,784
Equity securities	1,083	994
Total Securities Available for Sale	$970,391	$1,002,778
The following tables present the amortized cost and fair value of available-for-sale debt securities as of the dates presented:

	December 31, 2023				December 31, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$144,292	$—	$(10,506)	$133,786	$145,416	$—	$(13,721)	$131,695
Obligations of U.S. government corporations and agencies	33,342	—	(829)	32,513	43,479	—	(1,668)	41,811
Collateralized mortgage obligations of U.S. government corporations and agencies	507,942	1,068	(48,071)	460,939	482,039	203	(53,835)	428,407
Residential mortgage-backed securities of U.S. government corporations and agencies	44,707	7	(6,537)	38,177	49,418	3	(7,834)	41,587
Commercial mortgage-backed securities of U.S. government corporations and agencies	290,775	458	(17,808)	273,425	352,465	—	(25,152)	327,313
Corporate obligations	—	—	—	—	500	—	—	500
Obligations of states and political subdivisions	30,255	213	—	30,468	30,788	55	(372)	30,471
Total Available-for-Sale Debt Securities(1)	$1,051,313	$1,746	$(83,751)	$969,308	$1,104,105	$261	$(102,582)	$1,001,784
(1) Excludes interest receivable of $3.8 million at December 31, 2023 and $3.7 million at December 31, 2022. Interest receivable is included in other assets in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category as of the dates presented:

	December 31, 2023
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	1	$10,036	$(52)	13	$123,750	$(10,454)	14	$133,786	$(10,506)
Obligations of U.S. government corporations and agencies	—	—	—	5	32,513	(829)	5	32,513	(829)
Collateralized mortgage obligations of U.S. government corporations and agencies	4	35,161	(318)	57	351,220	(47,753)	61	386,381	(48,071)
Residential mortgage-backed securities of U.S. government corporations and agencies	10	100	(1)	14	37,877	(6,536)	24	37,977	(6,537)
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—	—	29	249,005	(17,808)	29	249,005	(17,808)
Obligations of states and political subdivisions	—	—	—	—			—	—	—
Total	15	$45,297	$(371)	118	$794,365	$(83,380)	133	$839,662	$(83,751)

	December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	6	$57,057	$(3,363)	8	$74,638	$(10,358)	14	$131,695	$(13,721)
Obligations of U.S. government corporations and agencies	6	41,811	(1,668)	—	—	—	6	41,811	(1,668)
Collateralized mortgage obligations of U.S. government corporations and agencies	47	296,509	(28,153)	13	112,902	(25,682)	60	409,411	(53,835)
Residential mortgage-backed securities of U.S. government corporations and agencies	25	7,143	(589)	3	34,223	(7,245)	28	41,366	(7,834)
Commercial mortgage-backed securities of U.S. government corporations and agencies	30	241,009	(11,975)	7	86,304	(13,177)	37	327,313	(25,152)
Obligations of states and political subdivisions	2	20,127	(372)	—	—	—	2	20,127	(372)
Total	116	$663,656	$(46,120)	31	$308,067	$(56,462)	147	$971,723	$(102,582)
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit impairment or other factors. We do not believe any individual unrealized loss as of December 31, 2023 represents a credit impairment. There were 133 debt securities in an unrealized loss position at December 31, 2023 and 147 debt securities in an unrealized loss position at December 31, 2022. The unrealized losses on debt securities were attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security. We do not intend to sell, and it is more likely than not that we will not be required to sell, the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated other comprehensive income (loss), for the periods presented:

	December 31, 2023			December 31, 2022
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Total unrealized gains (losses) on available-for-sale debt securities	$1,746	$(83,751)	$(82,005)	$261	$(102,582)	$(102,321)
Income tax (expense) benefit	(372)	17,824	17,452	(56)	21,915	21,859
Net Unrealized Gains (Losses), Net of Tax Included in Accumulated Other Comprehensive Income (Loss)	$1,374	$(65,927)	$(64,553)	$205	$(80,667)	$(80,462)
The amortized cost and fair value of available-for-sale debt securities at December 31, 2023 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2023
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies and obligations of states and political subdivisions
Due in one year or less	$17,997	$17,719
Due after one year through five years	162,281	151,236
Due after five years through ten years	16,284	16,368
Due after ten years	11,327	11,444
Available-for-Sale Debt Securities With Fixed Maturities	207,889	196,767
Debt Securities without a single maturity date
Collateralized mortgage obligations of U.S. government corporations and agencies	507,942	460,939
Residential mortgage-backed securities of U.S. government corporations and agencies	44,707	38,177
Commercial mortgage-backed securities of U.S. government corporations and agencies	290,775	273,425
Total Available-for-Sale Debt Securities	$1,051,313	$969,308
Debt securities are pledged in order to meet various regulatory and legal requirements. Restricted pledged securities had a carrying value of $18.4 million at December 31, 2023 and $17.9 million at December 31, 2022. Unrestricted pledged securities had a carrying value of $214.0 million at December 31, 2023 and $251.5 million at December 31, 2022. Any changes to restricted pledged securities require approval of the pledge beneficiary. Approval is not required for unrestricted pledged securities.

NOTE 6. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are presented net of unearned income. Unearned income consisted of net deferred loan fees and costs of $6.6 million at December 31, 2023 and $7.4 million at December 31, 2022 and a discount related to purchase accounting fair value adjustments of $3.1 million at December 31, 2023 and $4.5 million at December 31, 2022.
The following table summarizes the composition of originated and acquired loans as of the dates presented:

(dollars in thousands)	December 31, 2023	December 31, 2022
Commercial real estate	$2,659,135	$2,538,839
Commercial and industrial	1,436,183	1,510,392
Commercial construction	350,583	381,963
Business banking	1,360,765	1,205,944
Consumer real estate	1,731,778	1,421,953
Other consumer	114,897	124,878
Total Portfolio Loans	$7,653,341	$7,183,969
Loans held for sale	153	16
Total Loans(1)	$7,653,494	$7,183,985
(1) Excludes interest receivable of $35.3 million at December 31, 2023 and $28.3 million at December 31, 2022. Interest receivable is included in other assets in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Modifications to Borrowers Experiencing Financial Difficulty
The following table presents the amortized cost of loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented:

	Twelve Months Ended December 31, 2023
(dollars in thousands)	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Portfolio Segment
Commercial real estate	$13,836	$—	$13,836	0.52%
Commercial industrial	16,877	—	16,877	1.18%
Commercial construction	—	—	—	—%
Business banking	120	—	120	0.01%
Consumer real estate	61	189	250	0.01%
Total(1)	$30,894	$189	$31,083	0.41%
(1) Excludes loans that were fully paid off or fully charged-off by period end.
    The following table describes the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Twelve Months Ended December 31, 2023
	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Commercial real estate	4	—
Commercial industrial	5	—
Commercial construction	—	—
Business banking	19	—
Consumer real estate	168	2%
We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following table presents the aging analysis of modifications to borrowers experiencing financial difficulty in the last 12 months as of the date presented:

	December 31, 2023
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$13,836	$—	$—	$—	$13,836
Commercial industrial	16,468	—	—	409	16,877
Commercial construction	—	—	—	—	—
Business banking	120	—	—	—	120
Consumer real estate	250	—	—	—	250
Total	$30,674	$—	$—	$409	$31,083
A payment default is defined as a loan having a payment past due 90 days or more after a modification took place. There were no loans that were modified within the last 12 months that had a payment default during the twelve months ended December 31, 2023. Additionally, we had three commitments to lend an additional $1.6 million to borrowers experiencing financial difficulty that had a modification during 2023.
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
Troubled Debt Restructurings
Prior to the adoption of ASU 2022-02, Financial Instruments Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures , we evaluated all substandard commercial and consumer loans that had experienced a forbearance or modification of existing terms to determine if they should be designated as troubled debt restructurings, or TDRs.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TDRs were returned to accruing status when the ultimate collectability of all contractual amounts due, according to the restructured agreement, was not in doubt and there was a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring. There was one $0.2 million TDR returned to accruing status during 2022.
The following table summarizes TDRs as of the date presented:

	December 31, 2022
(dollars in thousands)	Accruing TDRs	Nonaccruing TDRs	Total TDRs
Commercial real estate	$—	$—	$—
Commercial and industrial	626	—	626
Commercial construction	1,655	—	1,655
Business banking	438	1,087	1,525
Consumer real estate	6,168	1,798	7,966
Other consumer	4	9	13
Total	$8,891	$2,894	$11,785
The following table presents the TDRs by portfolio segment and type of concession for the periods presented:

	Twelve Months Ended December 31, 2022
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
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	December 31, 2023	December 31, 2022
Nonperforming Assets
Nonaccrual Loans	$22,947	$19,052
OREO	75	3,065
Total Nonperforming Assets	$23,022	$22,117

The following table presents a summary of the aggregate amount of loans to certain officers and directors of S&T or any affiliates of such persons as of the dates presented:

	December 31,
(dollars in thousands)	2023	2022
Balance at beginning of year	$4,128	$6,157
New loans	936	1,085
Repayments or no longer considered a related party	(881)	(3,114)
Balance at End of Year	$4,183	$4,128

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the dates presented:

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Risk Rating
(dollars in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Pass	$276,677	$323,463	$433,308	$237,901	$383,799	$781,465	$32,418	$—	$2,469,031
Special mention	—	1,006	6,000	—	24,887	75,428	—	—	107,321
Substandard	—	—	—	2,355	10,685	69,743	—	—	82,783
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate	276,677	324,469	439,308	240,256	419,371	926,636	32,418	—	2,659,135
Year-to-date Gross Charge-offs	—	—	—	—	—	1,706	—	—	1,706

Commercial and Industrial
Pass	171,672	231,114	185,884	53,101	47,063	183,165	482,490	—	1,354,489
Special mention	189	620	10,242	—	—	8,848	4,126	—	24,025
Substandard	—	244	14,510	1,595	5,795	1,892	33,633	—	57,669
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial	171,861	231,978	210,636	54,696	52,858	193,905	520,249	—	1,436,183
Year-to-date Gross Charge-offs	—	—	—	—	3,412	15,842	—	—	19,254

Commercial Construction
Pass	75,596	154,456	82,313	14,845	151	4,054	14,208	—	345,623
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	4,576	384	—	—	4,960
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	75,596	154,456	82,313	14,845	4,727	4,438	14,208	—	350,583
Year-to-date Gross Charge-offs	—	—	—	—	451	—	—	—	451

Business Banking
Pass	270,129	262,535	204,874	87,346	96,371	321,360	96,618	523	1,339,756
Special mention	—	55	251	224	33	3,508	37	172	4,280
Substandard	—	16	2,486	448	3,170	9,898	99	612	16,729
Doubtful	—	—	—	—	—	—	—	—	—
Total Business Banking	270,129	262,606	207,611	88,018	99,574	334,766	96,754	1,307	1,360,765
Year-to-date Gross Charge-offs	—	67	43	1	88	1,073	34	—	1,306

Consumer Real Estate
Pass	311,887	334,879	147,652	101,999	67,402	183,283	551,368	22,206	1,720,676
Special mention	—	—	—	—	—	189	—	—	189
Substandard	—	583	198	42	488	6,322	712	2,568	10,913
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	311,887	335,462	147,850	102,041	67,890	189,794	552,080	24,774	1,731,778
Year-to-date Gross Charge-offs	—	1	—	5	1	43	75	296	421

Other Consumer
Pass	11,286	11,965	6,483	3,842	1,062	526	76,426	3,109	114,699
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	24	5	20	146	—	3	198
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	11,286	11,965	6,507	3,847	1,082	672	76,426	3,112	114,897
Year-to-date Gross Charge-offs	830	146	175	19	37	5	—	288	1,500

Pass	1,117,247	1,318,412	1,060,514	499,034	595,848	1,473,853	1,253,528	25,838	7,344,274
Special mention	189	1,681	16,493	224	24,920	87,973	4,163	172	135,815
Substandard	—	843	17,218	4,445	24,734	88,385	34,444	3,183	173,252
Doubtful	—	—	—	—	—	—	—	—	—
Total Loan Balance	$1,117,436	$1,320,936	$1,094,225	$503,703	$645,502	$1,650,211	$1,292,135	$29,193	$7,653,341

Current Year-to-date Gross Charge-offs	$830	$214	$218	$25	$3,989	$18,669	$109	$584	$24,638

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
The following tables present loan balances by year of origination and accrual and nonaccrual status for our portfolio segments as of the dates presented:

	December 31, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Accrual	$276,677	$324,469	$439,308	$240,256	$419,371	$920,316	$32,418	$—	$2,652,815
Nonaccrual	—	—	—	—	—	6,320	—	—	6,320
Total Commercial Real Estate	276,677	324,469	439,308	240,256	419,371	926,636	32,418	—	2,659,135
Commercial and Industrial
Accrual	171,861	231,978	210,636	54,696	52,858	193,257	520,019	—	1,435,305
Nonaccrual	—	—	—	—	—	648	230	—	878
Total Commercial and Industrial	171,861	231,978	210,636	54,696	52,858	193,905	520,249	—	1,436,183
Commercial Construction
Accrual	75,596	154,456	82,313	14,845	151	4,054	14,208	—	345,623
Nonaccrual	—	—	—	—	4,576	384	—	—	4,960
Total Commercial Construction	75,596	154,456	82,313	14,845	4,727	4,438	14,208	—	350,583
Business Banking
Accrual	270,129	262,606	207,611	87,979	99,354	330,902	96,754	1,283	1,356,618
Nonaccrual	—	—	—	39	220	3,864	—	24	4,147
Total Business Banking	270,129	262,606	207,611	88,018	99,574	334,766	96,754	1,307	1,360,765
Consumer Real Estate
Accrual	311,887	335,086	147,689	101,518	67,577	186,909	551,858	22,942	1,725,466
Nonaccrual	—	376	161	523	313	2,885	222	1,832	6,312
Total Consumer Real Estate	311,887	335,462	147,850	102,041	67,890	189,794	552,080	24,774	1,731,778
Other Consumer
Accrual	11,286	11,965	6,499	3,656	1,082	541	76,426	3,112	114,567
Nonaccrual	—	—	8	191	—	131	—	—	330
Total Other Consumer	11,286	11,965	6,507	3,847	1,082	672	76,426	3,112	114,897
Accrual	1,117,436	1,320,560	1,094,056	502,950	640,393	1,635,979	1,291,683	27,337	7,630,394
Nonaccrual	—	376	169	753	5,109	14,232	452	1,856	22,947
Total Loan Balance	$1,117,436	$1,320,936	$1,094,225	$503,703	$645,502	$1,650,211	$1,292,135	$29,193	$7,653,341

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
(dollars in thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Accrual	$292,732	$360,423	$269,049	$449,493	$261,941	$876,435	$21,666	$—	$2,531,739
Nonaccrual	—	—	—	—	—	7,100	—	—	7,100
Total Commercial Real Estate	292,732	360,423	269,049	449,493	261,941	883,535	21,666	—	2,538,839
Commercial and Industrial
Accrual	253,696	289,448	88,544	73,998	65,858	147,273	591,292	—	1,510,109
Nonaccrual	—	—	—	—	53	—	230	—	283
Total Commercial and Industrial	253,696	289,448	88,544	73,998	65,911	147,273	591,522	—	1,510,392
Commercial Construction
Accrual	120,655	170,691	40,762	14,442	3,953	3,792	27,284	—	381,579
Nonaccrual	—	—	—	—	—	384	—	—	384
Total Commercial Construction	120,655	170,691	40,762	14,442	3,953	4,176	27,284	—	381,963
Business Banking
Accrual	287,679	233,656	91,149	109,479	83,689	289,435	105,172	1,195	1,201,454
Nonaccrual	—	67	—	252	1,200	2,776	99	96	4,490
Total Business Banking	287,679	233,723	91,149	109,731	84,889	292,211	105,271	1,291	1,205,944
Consumer Real Estate
Accrual	296,948	148,868	91,085	73,947	31,646	196,384	553,441	23,108	1,415,427
Nonaccrual	—	135	528	636	385	3,785	208	849	6,526
Total Consumer Real Estate	296,948	149,003	91,613	74,583	32,031	200,169	553,649	23,957	1,421,953
Other Consumer
Accrual	20,054	10,819	5,303	3,270	1,034	593	82,125	1,411	124,609
Nonaccrual	—	—	124	—	—	131	—	14	269
Total Other Consumer	20,054	10,819	5,427	3,270	1,034	724	82,125	1,425	124,878
Accrual	1,271,764	1,213,905	585,892	724,629	448,121	1,513,912	1,380,980	25,714	7,164,917
Nonaccrual	—	202	652	888	1,638	14,176	537	959	19,052
Total Loan Balance	$1,271,764	$1,214,107	$586,544	$725,517	$449,759	$1,528,088	$1,381,517	$26,673	$7,183,969
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	December 31, 2023
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,649,412	$—	$3,403	$6,320	$9,723	$2,659,135
Commercial and industrial	1,435,301	4	—	878	882	1,436,183
Commercial construction	345,623	—	—	4,960	4,960	350,583
Business banking	1,351,048	3,525	2,045	4,147	9,717	1,360,765
Consumer real estate	1,719,751	3,352	2,363	6,312	12,027	1,731,778
Other consumer	114,138	366	63	330	759	114,897
Total	$7,615,273	$7,247	$7,874	$22,947	$38,068	$7,653,341

	December 31, 2022
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,523,315	$8,424	$—	$7,100	$15,524	$2,538,839
Commercial and industrial	1,505,805	4,304	—	283	4,587	1,510,392
Commercial construction	381,579	—	—	384	384	381,963
Business banking	1,199,586	1,583	285	4,490	6,358	1,205,944
Consumer real estate	1,409,907	3,617	1,903	6,526	12,046	1,421,953
Other consumer	124,384	165	60	269	494	124,878
Total	$7,144,576	$18,093	$2,248	$19,052	$39,393	$7,183,969

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loans on nonaccrual status by class of loan for the year-to-date periods presented:

	December 31, 2023
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$7,100	$6,320	$5,940	$46
Commercial and industrial	283	878	—	38
Commercial construction	384	4,960	4,576	—
Business banking	4,490	4,147	—	209
Consumer real estate	6,526	6,312	—	308
Other consumer	269	330	—	2
Total	$19,052	$22,947	$10,516	$603
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

	December 31, 2022
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$31,488	$7,100	$5,649	$580
Commercial and industrial	15,239	283	—	148
Commercial construction	2,471	384	—	171
Business banking	9,641	4,490	933	228
Consumer real estate	7,294	6,526	—	257
Other consumer	158	269	—	1
Total	$66,291	$19,052	$6,582	$1,385
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents collateral-dependent loans as of December 31, 2023:

	December 31, 2023
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets	Other
Commercial real estate	$5,940	$—	$—
Commercial and industrial	—	—	—
Commercial construction	4,576	—	—
Business banking	—	—	—
Consumer real estate	—	—	—
Total	$10,516	$—	$—
The following table presents collateral-dependent loans by class of loans as of December 31, 2022:

	December 31, 2022
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets	Other
Commercial real estate	$5,649	$—	$—
Commercial and industrial	—	626	—
Commercial construction	1,655	—	—
Business banking	260	1,112	154
Consumer real estate	561	—	—
Total	$8,125	$1,738	$154
The following tables present activity in the ACL for the periods presented:

	Twelve Months Ended December 31, 2023
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$41,428	$25,710	$6,264	$12,547	$12,105	$3,286	$101,340
Impact of ASU 2022-02	—	75	215	251	278	(251)	568
Provision for credit losses on loans(1)	(2,803)	18,366	(648)	1,088	2,493	744	19,240
Charge-offs	(1,706)	(19,254)	(451)	(1,306)	(421)	(1,500)	(24,638)
Recoveries	967	9,641	2	278	208	360	11,456
Net (Charge-offs)/ Recoveries	(739)	(9,613)	(449)	(1,028)	(213)	(1,140)	(13,182)
Balance at End of Period	$37,886	$34,538	$5,382	$12,858	$14,663	$2,639	$107,966
(1) Excludes the provision for credits losses for unfunded commitments.

	Twelve Months Ended December 31, 2022
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$50,700	$19,727	$5,355	$11,338	$8,733	$2,723	$98,576
Provision for credit losses on loans(1)	(9,064)	4,797	908	3,644	3,536	1,538	5,359
Charge-offs	(827)	(5,797)	—	(3,314)	(304)	(1,375)	(11,617)
Recoveries	619	6,983	1	879	140	400	9,022
Net (Charge-offs)/Recoveries	(208)	1,186	1	(2,435)	(164)	(975)	(2,595)
Balance at End of Period	$41,428	$25,710	$6,264	$12,547	$12,105	$3,286	$101,340
(1) Excludes the provision for credits losses for unfunded commitments.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES
We have 42 lease contracts, including 40 operating leases and 2 finance leases at December 31, 2023. These leases are for our branch, loan production and support services facilities. Included in the lease expense for premises are leases with one S&T director, which totaled approximately $0.2 million for each of the three years 2023, 2022 and 2021. One new lease agreement was entered into in 2023.
The following table presents our lease expense for finance and operating leases for the years ended December 31:

(dollars in thousands)	2023	2022	2021
Operating lease expense	$5,199	$5,169	$5,135
Amortization of ROU assets - finance leases	90	179	224
Interest on lease liabilities - finance leases	60	65	74
Total Lease Expense	$5,349	$5,413	$5,433
The following table presents our ROU assets, weighted average term and the discount rates for finance and operating leases as of December 31:

(dollars in thousands)	2023	2022
Operating Leases
ROU assets	$42,100	$43,089
Operating cash flows	$6,996	$6,826
Finance Leases
ROU assets	$786	$876
Operating cash flows	$60	$65
Financing cash flows	$69	$160
Weighted Average Lease Term - Years
Operating leases	17.8	17.9
Finance leases	12.0	12.7
Weighted Average Discount Rate
Operating leases	5.93%	5.83%
Finance leases	6.02%	6.01%
The following table presents the maturity analysis of lease liabilities for finance and operating leases as of December 31, 2023:

(dollars in thousands)	Finance	Operating	Total
Maturity Analysis
2024	$130	$4,865	$4,995
2025	132	4,864	4,996
2026	133	4,752	4,885
2027	135	4,499	4,634
2028	130	4,538	4,668
Thereafter	748	58,802	59,550
Total	1,408	82,320	83,728
Less: Present value discount	(437)	(33,614)	(34,051)
Lease Liabilities	$971	$48,706	$49,677

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. PREMISES AND EQUIPMENT
The following table is a summary of premises and equipment as of the dates presented:

	December 31,
(dollars in thousands)	2023	2022
Land	$8,651	$8,651
Premises	62,150	61,904
Furniture and equipment	52,638	48,941
Leasehold improvements	12,527	12,083
	135,966	131,579
Accumulated depreciation	(86,960)	(82,294)
Total	$49,006	$49,285
Depreciation expense related to premises and equipment was $6.5 million in 2023, $6.4 million in 2022 and $6.6 million in 2021.
NOTE 9. GOODWILL AND OTHER INTANGIBLES
The following table presents goodwill as of the dates presented:

	December 31,
(dollars in thousands)	2023	2022
Balance at beginning of year	$373,424	$373,424
Additions	—	—
Balance at End of Year	$373,424	$373,424
Goodwill is reviewed for impairment annually or more frequently if it is determined that a triggering event has occurred. In our qualitative assessment performed for our annual impairment analysis as of October 1, 2023, we concluded that it is not more likely than not that fair value is less than carrying value. Based on this conclusion, a quantitative impairment test was not performed and we concluded that goodwill was not impaired. No events or circumstances since the October 1, 2023 annual impairment test were noted that would indicate goodwill was impaired at December 31, 2023.
The following table presents a summary of intangible assets as of the dates presented:

	December 31,
(dollars in thousands)	2023	2022
Gross carrying amount at beginning of year	$31,340	$31,340
Additions	—	—
Accumulated amortization	(27,281)	(25,962)
Balance at End of Year	$4,059	$5,378

Intangible assets of $4.1 million at December 31, 2023 relate to core deposit and wealth management customer relationships resulting from acquisitions. We determined the amount of identifiable intangible assets for our core deposits based upon an independent valuation. Other intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. There were no triggering events in 2023 requiring an impairment analysis to be completed.
Amortization expense on finite-lived intangible assets totaled $1.3 million, $1.5 million and $1.8 million for 2023, 2022 and 2021.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of the expected amortization expense for finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2023 and thereafter:

(dollars in thousands)	Amount
2024	$1,151
2025	$820
2026	$671
2027	$562
2028	$480
Thereafter	$375
Total	$4,059
NOTE 10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivatives Designated as Hedging Instruments
The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivative Assets (Included in Other Assets)				Derivative Liabilities (Included in Other Liabilities)
	December 31, 2023		December 31, 2022		December 31, 2023		December 31, 2022
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts - cash flow hedge	$—	$—	$—	$—	$500,000	$14,739	$500,000	$21,368
Total Derivatives Designated as Hedging Instruments	$—	$—	$—	$—	$500,000	$14,739	$500,000	$21,368

Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	$892,712	$63,018	$976,707	$83,449	$892,712	$63,554	$976,707	$83,449
Interest rate lock commitments - mortgage loans	—	—	126	5	—	—	—	—
Forward sales contracts - mortgage loans	—	—	130	2	—	—	—	—
Total Derivatives Not Designated as Hedging Instruments	$892,712	$63,018	$976,963	$83,456	$892,712	$63,554	$976,707	$83,449

Total Derivatives	$892,712	$63,018	$976,963	$83,456	$1,392,712	$78,293	$1,476,707	$104,817

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table indicates the gross amounts of interest rate swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Gross amounts recognized	$63,018	$83,449	$78,293	$104,817
Gross amounts offset	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	63,018	83,449	78,293	104,817
Netting adjustments(1)	(10,424)	(15,196)	(10,424)	(15,196)
Cash collateral(2)	(50,920)	(65,065)	(5,356)	(6,307)
Net Amount	$1,674	$3,188	$62,513	$83,314
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

The following table presents the effect, net of tax, of the cash flow hedges on OCI and on the Consolidated Statements of Comprehensive Income for the years presented:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Income
(dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedge	$5,204	$(16,806)	$(9,720)	$(72)
Total	$5,204	$(16,806)	$(9,720)	$(72)
Amounts reported in OCI related to derivatives that are designated as hedging instruments are reclassified to interest income as interest payments are received on variable rate assets. During the next twelve months, we estimate that an additional $10.6 million will be reclassified as a decrease to interest income. Our current interest rate swap agreements have 3-5 year terms with maturity dates extending into 2027.
The following table indicates the gain or loss recognized in income on derivatives not designated as hedging instruments for the periods presented:

	Twelve months ended December 31,
(dollars in thousands)	2023	2022	2021
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(554)	$103	$610
Interest rate lock commitments—mortgage loans	(5)	(396)	(2,499)
Forward sale contracts—mortgage loans	(2)	(2)	389
Total Derivatives (Loss) Gain	$(561)	$(295)	$(1,500)

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. MORTGAGE SERVICING RIGHTS
For the years ended December 31, 2023, 2022 and 2021, the 1-4 family mortgage loans that were sold to Fannie Mae amounted to $0.2 million, $28.6 million and $287.9 million. At December 31, 2023, 2022 and 2021, our servicing portfolio unpaid principal balance was $707.8 million, $772.9 million and $841.7 million,.
The following table indicates MSRs and the net carrying values:

(dollars in thousands)	Servicing Rights	Valuation Allowance	Net Carrying Value
Balance at December 31, 2021	$7,887	$(210)	$7,677
Additions	358	—	358
Amortization	(1,098)	—	(1,098)
Temporary recapture	—	210	210
Balance at December 2022	$7,147	$—	$7,147
Additions	2	—	2
Amortization	(804)	—	(804)
Temporary recapture	—	—	—
Balance at December 31, 2023	$6,345	$—	$6,345
NOTE 12. QUALIFIED AFFORDABLE HOUSING
As part of our responsibilities under the Community Reinvestment Act and due to their favorable federal income tax benefits, we invest in LIHPs. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. Our maximum exposure to loss associated with these investments consists of the investments' fair value plus any unfunded commitments as well as the denial of the tax credits if the project is deemed non-compliant. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. Our investments in LIHPs represent unconsolidated variable interest entities, or VIEs, and the assets and liabilities of the partnerships are not recorded on our balance sheet. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance.
Our total investment in qualified affordable housing projects was $33.5 million at December 31, 2023 and $23.6 million at December 31, 2022. Amortization expense, included in other noninterest expense in the Consolidated Statements of Net Income was $2.0 million, $1.4 million and $1.2 million for the twelve months ended December 31, 2023, 2022 and 2021. The amortization expense was offset by tax credits of $2.6 million, $1.2 million and $2.0 million for the twelve months ended December 31, 2023, 2022 and 2021 as a reduction to our federal tax provision.
We did not invest in any new qualified affordable housing projects in 2023. As of December 31, 2023, the aggregate commitment for existing projects was $12.0 million. No amortization expense or tax credits will be recognized for these projects until complete.
NOTE 13. DEPOSITS
The following table presents the composition of deposits at December 31 and interest expense for the years ended December 31:

	2023		2022		2021
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$2,221,942	$—	$2,588,692	$—	$2,748,586	$—
Interest-bearing demand	825,787	6,056	846,653	1,025	979,133	809
Money market	1,941,842	39,480	1,731,521	11,948	2,070,579	3,652
Savings	950,546	4,352	1,118,511	1,121	1,110,155	366
Certificates of deposit	1,581,652	42,948	934,593	5,813	1,088,071	5,930
Total	$7,521,769	$92,836	$7,219,970	$19,907	$7,996,524	$10,757
The aggregate of all certificates of deposits over $250,000, including brokered CDs, were $350.7 million at December 31, 2023 and $219.2 million at December 31, 2022.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table indicates the scheduled maturities of certificates of deposit at December 31, 2023:

(dollars in thousands)	Amount
2024	$1,320,588
2025	218,385
2026	20,805
2027	11,260
2028	7,839
Thereafter	2,775
Total	$1,581,652
NOTE 14. SHORT TERM BORROWINGS
Short-term borrowings are for terms under or equal to one year and at December 31, 2023 are comprised of FHLB advances. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans.
The following table presents the composition of short-term borrowings, the weighted average interest rate as of December 31, 2023 and interest expense for the years ended December 31:

	2023			2022			2021
(dollars in thousands)	Balance	Weighted Average Interest Rate	Interest Expense	Balance	Weighted Average Interest Rate	Interest Expense	Balance	Weighted Average Interest Rate	Interest Expense
FHLB advances	415,000	5.65%	27,234	370,000	4.49%	1,649	—	—%	12
Total Short-term Borrowings	$415,000	5.65%	$27,234	$370,000	4.49%	$1,649	$—	—%	$12
NOTE 15. LONG TERM BORROWINGS AND SUBORDINATED DEBT
Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances, finance leases and junior subordinated debt securities. Our long-term borrowings were $39.3 million as of December 31, 2023 and $14.7 million as of December 31, 2022. Long-term FHLB advances are secured by the same loans as short-term FHLB advances. Total loans pledged as collateral at the FHLB were $4.6 billion at December 31, 2023. We were eligible to borrow up to an additional $2.7 billion based on qualifying collateral and up to a maximum borrowing capacity of $3.2 billion at December 31, 2023.
The following table represents the balance of long-term borrowings, the weighted average interest rate as of December 31 and interest expense for the years ended December 31:

(dollars in thousand)	2023	2022	2021
Long-term borrowings	$39,277	$14,741	$22,430
Weighted average interest rate	4.52%	2.61%	1.94%
Interest expense	$1,332	$411	$458
Scheduled annual maturities and average interest rates for all of our long-term debt for each of the five years subsequent to December 31, 2023 and thereafter are as follows:

(dollars in thousands)	Balance	Average Rate
2024	$38,381	4.49%
2025	81	5.98%
2026	86	6.00%
2027	93	6.02%
2028	94	6.05%
Thereafter	542	5.89%
Total	$39,277	4.52%

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Junior Subordinated Debt Securities
The following table represents the composition of junior subordinated debt securities at December 31 and the interest expense for the years ended December 31:

	2023		2022		2021
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Junior subordinated debt	$25,000	$1,738	$25,000	$850	$25,000	$756
Junior subordinated debt—trust preferred securities	24,358	2,372	29,453	1,545	29,393	1,087
Total	$49,358	$4,110	$54,453	$2,395	$54,393	$1,843
The following table summarizes the key terms of our junior subordinated debt securities:

(dollars in thousands)	2006 Junior Subordinated Debt
Junior Subordinated Debt	$25,000
Trust Preferred Securities	—
Stated Maturity Date	12/15/2036
Optional redemption date at par	Any time after 9/15/2011
Regulatory Capital	Tier 2
Interest Rate	3 month CME Term SOFR plus 186 bps
Interest Rate at December 31, 2023	7.25%
We have completed three private placements of trust preferred securities to financial institutions. In 2023, we redeemed $5.0 million of junior subordinated debt securities, along with $0.2 million in common equity issued by DNB Capital Trust I and held by us. As a result, DNB Capital Trust I has been paid off in its entirety, and we own 100 percent of the common equity of STBA Capital Trust I and DNB Capital Trust II, or the Trusts. The Trusts were formed to issue mandatorily redeemable capital securities to third-party investors. The proceeds from the sale of the securities and the issuance of the common equity by the Trusts were invested in junior subordinated debt securities issued by us. The third-party investors are considered the primary beneficiaries of the Trusts; therefore, the Trusts qualify as VIEs, but are not consolidated into our financial statements. The Trusts pay dividends on the securities at the same rate as the interest paid by us on the junior subordinated debt held by the Trusts. DNB Capital Trust II was acquired with the DNB merger.
NOTE 16. COMMITMENTS AND CONTINGENCIES
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
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	December 31, 2023	December 31, 2022
Commitments to extend credit	$2,566,154	$2,713,586
Standby letters of credit	61,889	64,356
Total	$2,628,043	$2,777,942
Allowance for Credit Losses on Unfunded Loan Commitments
We maintain an allowance for credit losses on unfunded commercial and consumer lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
our Consolidated Statements of Net Income. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.
The following table presents activity in the allowance for credit losses on unfunded loan commitments for the periods presented:

	Twelve months ended December 31,
(dollars in thousands)	2023	2022
Balance at beginning of period	$8,196	$5,189
Provision for credit losses	(1,348)	3,007
Total	$6,848	$8,196
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

		Years ended December 31,
(dollars in thousands)		2023	2022	2021
Revenue Streams(1)	Point of Revenue Recognition
Service charges on deposit accounts	Over a period of time	$1,659	$1,703	$1,880
	At a point in time	14,534	15,126	13,160
		$16,193	$16,829	$15,040

Debit and credit card	Over a period of time	$1,288	$1,709	$919
	At a point in time	16,960	17,299	17,033
		$18,248	$19,008	$17,952

Wealth management	Over a period of time	$7,969	$8,714	$9,187
	At a point in time	4,217	4,003	3,702
		$12,186	$12,717	$12,889

Other fee revenue	At a point in time	$1,310	$1,550	$1,900
(1) Refer to Note 1 Summary of Significant Accounting Policies for the types of revenue streams that are included within each category.
NOTE 18. INCOME TAXES
The following table presents the composition of income tax expense (benefit) for the years ended December 31:

(dollars in thousands)	2023	2022	2021
Federal
Current	$33,070	$35,514	$22,581
Deferred	459	(2,801)	2,273
Total Federal	33,529	32,713	24,854
State
Current	352	828	361
Deferred	142	(131)	110
Total State	494	697	471
Total Federal and State	$34,023	$33,410	$25,325

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31:

	2023	2022	2021
Statutory tax rate	21.0%	21.0%	21.0%
Tax-exempt interest	(0.8)%	(1.0)%	(1.3)%
Low income housing tax credits	(1.5)%	(0.7)%	(1.5)%
Bank owned life insurance	(0.2)%	(0.2)%	(0.3)%
Other	0.5%	0.7%	0.8%
Effective Tax Rate	19.0%	19.8%	18.7%
The following table presents significant components of our temporary differences as of the dates presented:

	December 31,
(dollars in thousands)	2023	2022
Deferred Tax Assets:
Allowance for loan losses and other reserves	$24,465	$23,421
Net unrealized holding losses on securities available-for-sale	17,452	21,843
Lease liabilities	10,572	10,767
State net operating loss carryforwards	3,464	5,924
Net unrealized losses on interest rate swaps	3,137	4,562
Cumulative adjustment to funded status of pension	3,987	4,029
Low income housing partnerships and other investments	174	2,692
Other employee benefits	3,740	4,181
Capital loss carryforward	2,092	2
Other	1,202	549
Deferred Tax Assets	70,285	77,970
Less: Valuation allowance	(3,464)	(5,924)
Total Deferred Tax Assets	66,821	72,046
Deferred Tax Liabilities:
Right-of-use lease assets	(9,127)	(9,385)
Deferred loan income, net	(4,633)	(4,533)
Prepaid pension	(3,360)	(3,706)
Purchase accounting adjustments	(1,823)	(1,945)
Depreciation on premises and equipment	(1,182)	(629)
Other	(1,428)	(240)
Total Deferred Tax liabilities	(21,553)	(20,438)
Net Deferred Tax Asset	$45,268	$51,608
We establish a valuation allowance when it is more likely than not that we will not be able to realize the benefit of the deferred tax assets. Except for Pennsylvania net operating losses, or NOLs, we have determined that no valuation allowance is needed for deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income. The valuation allowance is reviewed quarterly and adjusted based on management’s assessments of realizable deferred tax assets. Gross deferred tax assets were reduced by a valuation allowance of $3.5 million in 2023 compared to $5.9 million in 2022 related to Pennsylvania income tax NOLs. The Pennsylvania NOL carryforwards total $69.4 million and will expire in the years 2024-2043.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unrecognized Tax Benefits
The following table reconciles the change in Federal and State gross unrecognized tax benefits, or UTB, for the years ended December 31:

(dollars in thousands)	2023	2022	2021
Balance at beginning of year	$1,648	$1,331	$1,277
Prior period tax positions	(434)	—	—
Current period tax positions	726	317	54
Balance at End of Year	$1,940	$1,648	$1,331
Amount That Would Affect the Effective Tax Rate if Recognized	$1,551	$1,148	$1,069
As of December 31, 2023, we had $1.9 million of unrecognized gross tax benefits. Gross tax benefits do not reflect the federal tax effect associated with state income tax amounts. The total amount of the net unrecognized tax benefits at December 31, 2023 that would have affected the effective tax rate, if recognized, was $1.6 million.
We classify interest and penalties as an element of tax expense. We monitor changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2023, no significant changes to UTB are projected; however, tax audit examinations are possible. As of December 31, 2023, all income tax returns filed for the tax years 2020 - 2022 remain subject to examination by the respective taxing authorities.
NOTE 19. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in the components of Accumulated Other Comprehensive Income (Loss) for the periods presented:

(dollars in thousands)	Available-for-Sale Debt Securities	Interest Rate Swaps	Employee Benefit Plans	Total
Balance at December 31, 2020	$26,284	$—	$(17,313)	$8,971
Net Change	(18,857)	—	2,796	(16,061)
Balance at December 31, 2021	$7,427	$—	$(14,517)	$(7,090)
Net Change	(87,890)	(16,806)	(339)	(105,035)
Balance at December 31, 2022	$(80,463)	$(16,806)	$(14,856)	$(112,125)
Net Change	15,910	5,204	110	21,224
Balance at December 31, 2023	$(64,553)	$(11,602)	$(14,746)	$(90,901)
All amounts are net of tax.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity in the benefit obligation and Plan assets deriving the funded status:

(dollars in thousands)	2023	2022
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$73,366	$104,097
Interest cost	3,812	3,160
Actuarial gain/(loss)	2,248	(23,020)
Benefits paid	(6,239)	(10,871)
Projected Benefit Obligation at End of Year	$73,187	$73,366
Change in Plan Assets
Fair value of plan assets at beginning of year	$73,086	$107,525
Actual gain/(loss) on plan assets	4,727	(23,568)
Benefits paid	(6,239)	(10,871)
Fair Value of Plan Assets at End of Year	$71,574	$73,086
Funded Status	$(1,613)	$(280)
The following table sets forth the amounts recognized in accumulated OCI at December 31:

(dollars in thousands)	2023	2022
Net actuarial loss	19,137	19,409
Total (Before Tax Effects)	$19,137	$19,409
Below are the actuarial weighted average assumptions used in determining the benefit obligation:

	2023	2022
Discount rate	5.03%	5.41%
Rate of compensation increase(1)	—%	—%
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
The following table summarizes the components of net periodic pension cost and other changes in Plan assets and benefit obligations recognized in other comprehensive loss for the years ended December 31:

(dollars in thousands)	2023	2022	2021
Components of Net Periodic Pension Cost
Interest cost on projected benefit obligation	$3,812	$3,160	$2,950
Expected return on plan assets	(3,932)	(3,158)	(2,677)
Recognized net actuarial loss	1,725	1,229	1,051
Settlement charge	—	1,097	1,629
Net Periodic Pension Expense	$1,605	$2,328	$2,953
Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income (Loss)
Net actuarial loss	$1,453	$3,706	$1,137
Recognized net actuarial loss	(1,725)	(1,229)	(1,051)
Settlement loss recognized	—	$(1,097)	(1,629)
Total Changes in Plan Assets and Benefit Obligation Before Tax Effects	$(272)	$1,380	$(1,543)
Total Recognized in Net Benefit Cost and Other Comprehensive Income (Before Tax Effects)	$1,333	$3,708	$1,410
The following table summarizes the actuarial weighted average assumptions used in determining net periodic pension cost:

	2023	2022	2021
Discount rate	5.41%	2.80%	2.48%
Rate of compensation increase(1)	—%	—%	—%
Expected return on assets	5.72%	3.29%	2.42%
(1)Rate of compensation increase is not applicable due to the plan amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans effective March 31, 2016.
The accumulated benefit obligation for the Plan was $73.2 million at December 31, 2023 and $73.4 million at December 31, 2022.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We consider many factors when setting the assumed rate of return on Plan assets. As a general guideline the assumed rate of return is equal to the weighted average of the expected returns for each asset category and is estimated based on historical returns as well as expected future returns. The weighted average discount rate is derived from corporate yield curves.
S&T Bank’s Retirement Plan Committee determines the investment policy for the Plan. In general, the targeted asset allocation is 5 percent to 15 percent equities and alternatives and 85 percent to 95 percent fixed income. A strategic allocation within each asset class is based on the Plan’s duration, time horizon, risk tolerances, performance expectations and asset class preferences. Investment managers have discretion to invest in any equity or fixed-income asset class, subject to the securities guidelines of the Plan’s Investment Policy Statement. At this time, S&T Bank is not required to make a cash contribution to the Plan in 2024.
The following table provides information regarding estimated future benefit payments to be paid in each of the next five years and in the aggregate for the five years thereafter:

(dollars in thousands)	Amount

2024	$6,323
2025	6,192
2026	6,051
2027	6,037
2028	5,869
2029 - 2033	27,770
We maintain a Thrift Plan, a qualified defined contribution plan, in which substantially all employees are eligible to participate. We make matching contributions to the Thrift Plan up to 3.5 percent of participants’ eligible compensation and may make additional profit-sharing contributions as provided by the Thrift Plan. Expense related to these contributions amounted to $2.7 million in 2023, $2.5 million in 2022 and $2.4 million in 2021.
Fair Value Measurements
The following tables present our Plan assets measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2023 and 2022. During the years ended December 31, 2023 and 2022, there were no transfers between Level 1 and Level 2 for items of a recurring basis. There were no purchases or transfers of Level 3 plan assets in 2023 or 2022.

	December 31, 2023
	Fair Value Asset Classes(1)
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(2)	$934	$—	$—	$934
Fixed income(3)	63,629	—	—	63,629
Equities:
Equity index mutual funds—international(4)	2,086	—	—	2,086
Domestic individual equities(5)	4,925	—	—	4,925
Total Assets at Fair Value	$71,574	$—	$—	$71,574
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
NOTE 21. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN
On May 17, 2021, shareholders approved the adoption of the 2021 Incentive Plan that provides for cash performance awards and for granting incentive stock options, nonstatutory stock options, restricted stock, restricted stock units and appreciation rights. The 2021 plan replaces and supersedes the S&T Bancorp, Inc. 2014 Incentive Plan. Since the 2021 plan has been approved by our shareholders, no new awards will be granted under the 2014 plan. The 2014 plan will continue to govern all awards granted under that plan. A maximum of 1,000,000 shares of our common stock were available for awards granted under the 2021 Incentive Plan and the plan expires ten years from the date of board approval. Previously granted but forfeited shares are added to the shares available for issuance.
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
Restricted Stock
We periodically issue restricted stock to employees and directors pursuant to our 2021 and 2014 Stock Plans. Restricted stock awards are part of the compensation arrangements approved by the Compensation and Benefits Committee. Restricted shares granted under the plans consist of both time and performance-based awards. The awards are granted in accordance with performance levels set by the Compensation and Benefits Committee. Under the 2021 plan, we issued 162,677 restricted stock awards during 2023, 181,392 restricted stock awards in 2022 and 30,959 restricted stock awards in 2021. During 2023 and 2022, no restricted stock awards were granted under the 2014 stock plan. In 2021, we granted 99,711 restricted stock awards under the 2014 plan.
The following table provides information about restricted stock awards granted under the plans for the periods presented:

		December 31,
	Vesting Period	2023	2022	2021
2021 Stock Plan
Directors	One year	17,145	16,488	14,650
Chief Executive Officer	One year	—	—	8,309
Other Awards	Three years	145,532	164,904	8,000
2014 Stock Plan
Other Awards	Three years	—	—	99,711
Total Restricted Stock Grants		162,677	181,392	130,670
Common stock is issued as vesting restrictions lapse, which varies according to the terms of the vesting schedules in the award agreements. The vesting of time based awards is generally 1 to 3 years. The vesting of performance-based awards is based on S&T's achievement of relative return on average equity and total shareholder return, over a three year performance period compared to a peer group as defined in the award agreements. Restricted stock grants are forfeited if a grantee leaves S&T before the end of the vesting period except where accelerated vesting provisions are defined with the award agreements.
During 2023, 2022 and 2021, we recognized compensation expense of $3.9 million, $3.2 million and $2.4 million and realized a tax benefit of $0.8 million, $0.7 million and $0.5 million related to restricted stock grants.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    The following table provides information about restricted stock granted under the plans for the years ended December 31:

(dollars in thousands), except per share data	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	278,388	$25.64
Granted	181,392	29.51
Vested	87,513	28.17
Forfeited	80,122	31.91
Non-vested at December 31, 2022	292,145	$25.56
Granted	162,677	30.84
Vested	91,955	26.92
Forfeited	47,157	26.52
Non-vested at December 31, 2023	315,710	$27.75
The maximum number of shares that can be issued if performance is achieved at the maximum level is approximately 438,000 shares at December 31, 2023. As of December 31, 2023, there was $4.4 million of total unrecognized compensation cost related to restricted stock that will be recognized as compensation expense over a weighted average period of 1.84 years.
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
NOTE 22. PARENT COMPANY CONDENSED FINANCIAL INFORMATION
The following condensed financial statements summarize the financial position of S&T Bancorp, Inc. as of December 31, 2023 and 2022 and the results of its operations and cash flows for each of the three years ended December 31, 2023, 2022 and 2021.
BALANCE SHEETS

	December 31,
(dollars in thousands)	2023	2022
ASSETS
Cash	$20,733	$13,817
Investments in:
Bank subsidiary	1,268,441	1,184,327
Nonbank subsidiaries	4,658	4,662
Other assets	14,695	11,819
Total Assets	$1,308,527	$1,214,625
LIABILITIES
Long-term debt	$24,474	$29,713
Other liabilities	608	253
Total Liabilities	25,082	29,966
Total Shareholders’ Equity	1,283,445	1,184,659
Total Liabilities and Shareholders’ Equity	$1,308,527	$1,214,625

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
STATEMENTS OF NET INCOME

	Years ended December 31,
(dollars in thousands)	2023	2022	2021
Dividends from subsidiaries	$86,950	$61,426	$62,333
Investment income	—	—	—
Total Income	86,950	61,426	62,333
Interest expense on long-term debt	2,372	1,545	1,400
Other expenses	4,764	4,112	3,947
Tax expense	7,136	5,657	5,347
Income before income tax and undistributed net income of subsidiaries	79,814	55,769	56,986
Income tax benefit	(1,478)	(1,208)	(1,140)
Income before undistributed net income of subsidiaries	81,292	56,977	58,126
Equity in undistributed net income (distribution in excess of net income) of:
Bank subsidiary	63,337	79,566	57,025
Nonbank subsidiaries	152	(1,023)	(4,808)
Net Income	$144,781	$135,520	$110,343
STATEMENTS OF CASH FLOWS

	Years ended December 31,
(dollars in thousands)	2023	2022	2021
OPERATING ACTIVITIES
Net Income	$144,781	$135,520	$110,343
Equity in undistributed (earnings) losses of subsidiaries	(63,489)	(78,543)	(52,217)
Other	1,402	1,468	761
Net Cash Provided by Operating Activities	82,694	58,445	58,887
FINANCING ACTIVITIES
Repayment of long term debt	(5,464)	—	(9,750)
Sale of treasury shares, net	(798)	(808)	(629)
Purchase of treasury shares	(19,808)	(7,637)	—
Cash dividends paid to common shareholders	(49,708)	(46,952)	(44,324)
Net Cash Used in Financing Activities	(75,778)	(55,397)	(54,703)
Net increase (decrease) in cash	6,916	3,048	4,184
Cash at beginning of year	13,817	10,769	6,585
Cash at End of Year	$20,733	$13,817	$10,769
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
The most recent notifications from the Federal Reserve and the FDIC categorized S&T and S&T Bank as well capitalized under the regulatory framework for corrective action. There have been no conditions or events that we believe have changed S&T's or S&T Bank’s status during 2023 and 2022.
Common equity tier 1 capital includes common stock and related surplus plus retained earnings, less goodwill and intangible assets subject to a limitation and certain deferred tax assets subject to a limitation. In addition, we made a one-time permanent election to exclude accumulated OCI from capital. For regulatory purposes, trust preferred securities totaling $24.0 million, issued by an unconsolidated trust subsidiary of S&T underlying junior subordinated debt, are included in Tier 1 capital for S&T. Total capital consists of Tier 1 capital plus junior subordinated debt and the ACL subject to limitation. We currently have $25.0 million in junior subordinated debt which is included in Tier 2 capital for S&T in accordance with current regulatory reporting requirements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2023 and 2022, we met all capital adequacy requirements to which we are subject.
The following table summarizes risk-based capital amounts and ratios for S&T and S&T Bank:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Leverage Ratio
S&T	$1,034,828	11.21%	$369,297	4.00%	$461,621	5.00%
S&T Bank	995,824	10.79%	369,133	4.00%	461,416	5.00%
Common Equity Tier 1 ratio
S&T	1,010,828	13.37%	340,159	4.50%	491,341	6.50%
S&T Bank	995,824	13.18%	339,954	4.50%	491,045	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	1,034,828	13.69%	453,545	6.00%	604,727	8.00%
S&T Bank	995,824	13.18%	453,272	6.00%	604,362	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	1,154,376	15.27%	604,727	8.00%	755,909	10.00%
S&T Bank	1,115,315	14.76%	604,362	8.00%	755,453	10.00%
As of December 31, 2022
Leverage Ratio
S&T	$967,708	11.06%	$349,914	4.00%	$437,392	5.00%
S&T Bank	938,377	10.73%	349,746	4.00%	437,182	5.00%
Common Equity Tier 1 ratio
S&T	938,708	12.81%	329,701	4.50%	476,235	6.50%
S&T Bank	938,377	12.81%	329,565	4.50%	476,038	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	967,708	13.21%	439,602	6.00%	586,135	8.00%
S&T Bank	938,377	12.81%	439,420	6.00%	585,893	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	1,078,897	14.73%	586,135	8.00%	732,669	10.00%
S&T Bank	1,049,566	14.33%	585,893	8.00%	732,367	10.00%

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 24. SHARE REPURCHASE PLAN
On January 25, 2023, our Board of Directors authorized an extension of its $50 million share repurchase plan, which was set to expire March 31, 2023. This authorization extended the expiration date of the repurchase plan through March 31, 2024. The plan permitted S&T to repurchase shares up to the previously authorized $50 million in aggregate value of S&T's common stock through a combination of open market and privately negotiated repurchases. At December 31, 2023, there was $9.8 million in capacity remaining under the existing plan. On January 24, 2024, our Board authorized a new $50 million share repurchase plan. The new plan is set to expire May 30, 2025 and replaced the existing share repurchase plan effective immediately. This repurchase authorization permits S&T to repurchase shares of S&T's common stock from time to time through a combination of open market and privately negotiated repurchases up to the authorized $50 million aggregate value of S&T's common stock. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and S&T’s financial performance. The repurchase plan does not obligate S&T to repurchase any particular number of shares. S&T expects to fund any repurchases from cash on hand and internally generated funds. Any share repurchases will not begin until permissible under applicable laws.
The following table presents repurchase activity for the periods presented:

	Twelve Months Ended December 31,
(in thousands, except share and per share data)	2023	2022
Value of shares authorized to repurchase	$50,000	$50,000
Remaining plan capacity at the beginning of the period	$29,805	$37,442
Total shares repurchased	739,426	268,503
Average share price for the period	$27.05	$28.44
Total cost of repurchases(1)	$19,998	$7,637
Remaining plan capacity at the end of the period	$9,808	$29,805
(1) Includes excise tax on repurchases, net of issuances for restricted stock awards.

S&T BANCORP, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&T Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of S&T Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of net income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

S&T BANCORP, INC. AND SUBSIDIARIES
Allowance for Credit Losses (ACL)

Description of the Matter
At December 31, 2023, the Company’s gross portfolio of loans was $7.7 billion with an associated ACL of $108.0 million. As discussed in Notes 1 and 6 to the consolidated financial statements, the ACL is an estimate of expected credit losses, measured over the contractual life of a loan, that considers historical loss experience, current conditions and forecasts of future economic conditions. The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and an individual assessment of loans that do not share risk characteristics with other loans to determine if a specific reserve is appropriate.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the ACL process, which include, among others, management’s review and approval controls designed to assess the need for and level of the segment specific risk and the reasonable and supportable forecast, which are both part of the qualitative allowance, and the controls related to the reliability of the data utilized to support management’s assessment.

To test the segment specific risk and reasonable and supportable forecast, which are both part of the qualitative allowance, we evaluated the appropriateness of management’s methodology and assessed the basis for the adjustments and whether all relevant risks were reflected in the ACL. Regarding the measurement of the segment specific risk and the reasonable and supportable forecast, we evaluated the completeness, accuracy and relevance of the underlying internal and external data utilized in management’s estimate and considered the existence of additional or contrary information. We evaluated the overall ACL, inclusive of the qualitative adjustments, and whether the amount appropriately reflects a reasonable estimate of lifetime losses by comparing the overall ACL to historical losses and ACL reserves established by peer banking institutions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Pittsburgh, Pennsylvania
February 26, 2024

S&T BANCORP, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&T Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited S&T Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, S&T Bancorp, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of net income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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
February 26, 2024

S&T BANCORP, INC. AND SUBSIDIARIES
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None
Item 9A. CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of December 31, 2023. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed S&T’s system of internal control over financial reporting as of December 31, 2023, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concludes that, as of December 31, 2023, S&T’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).”
Management assessed the effectiveness of S&T's internal control over financial reporting as of December 31, 2023, in relation to criteria for effective internal control over financial reporting as described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of December 31, 2023, S&T's internal controls over financial reporting were effective. Our independent registered public accounting firm, has issued a report on the effectiveness of S&T’s internal control over financial reporting as of December 31, 2023, which is included herein.
c) Changes in Internal Control Over Financial Reporting
No changes were made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
(c) During the three months ended December 31, 2023, no director or Section 16 officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

S&T BANCORP, INC. AND SUBSIDIARIES
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Part III, Item 10 of Form 10-K is incorporated herein from the sections entitled “Proposal 1 - Election of Directors,” “Executive Officers of the Registrant,” “Corporate Governance - Audit Committee,” “Corporate Governance - Director Qualifications and Nominations; Board Diversity” and “Corporate Governance - Code of Conduct and Ethics” in our proxy statement to be filed for the 2024 annual meeting of shareholders.
Item 11. EXECUTIVE COMPENSATION
The information required by Part III, Item 11 of Form 10-K is incorporated herein from the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Corporate Governance - Compensation Committee Interlocks and Insider Participation,” “Corporate Governance - The S&T Board’s Role in Risk Oversight” and “Compensation and Benefits Committee Report” in our proxy statement to be filed for the 2024 annual meeting of shareholders.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by Part III, Item 12 of Form 10-K is incorporated herein from the sections entitled “Beneficial Owners of S&T Common Stock” and “Beneficial Ownership of S&T Common Stock by Directors and Officers” in our proxy statement to be filed for the 2024 annual meeting of shareholders.
Equity Compensation Plan Information
The following table provides information as of December 31, 2023 related to the equity compensation plans in effect at that time.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	140,045	(2)		808,986
Equity compensation plans not approved by shareholders	—		—	—
Total	140,045		$—	808,986
(1)Awards granted under the 2014 and 2021 Incentive Stock Plan.
(2) Represents performance shares that can be earned with no associated exercise price.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Part III, Item 13 of Form 10-K is incorporated herein from the sections entitled “Related Person Transactions” and “Corporate Governance - Director Independence” in our proxy statement to be filed for the 2024 annual meeting of shareholders.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Part III, Item 14 of Form 10-K is incorporated herein from the section entitled “Proposal 2: Ratification of the Selection of Independent Registered Public Accounting Firm for Fiscal Year 2024” in our proxy statement to be filed for the 2024 annual meeting of shareholders.

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

S&T BANCORP, INC. AND SUBSIDIARIES

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

10.16
Severance and General Release Agreement, by and between Ernest J. Draganza and S&T Bancorp, Inc. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on June 3, 2021, and incorporated herein by reference.*

10.17
Employment Agreement, dated July 12, 2021, by and between S&T Bancorp, Inc. and Christopher J. McComish. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on July 12, 2021, and incorporated herein by reference.*

10.18
Employment Agreement, dated July 12, 2021, by and between S&T Bancorp, Inc. and David G. Antolik Filed as Exhibit 10.2 to S&T Bancorp, Inc. Current Report on Form 8-K filed on July 12, 2021, and incorporated herein by reference.*

10.19
Severance Agreement dated June 7, 2022 by and between George Basara and S&T Bancorp, Inc. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on June 10, 2022, and incorporated herein by reference.*

10.20
Form of Restricted Stock Unit Award Agreement - Non-LTIP. Filed as Exhibit 10.2 to S&T Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on August 3, 2022, and incorporated herein by reference.*

10.21
Form of Restricted Stock Unit Award Agreement - LTIP. Filed as Exhibit 10.3 to S&T Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on August 3, 2022, and incorporated herein by reference.*

10.23
Form of Restricted Stock Unit Award Agreement - Directors. Filed as Exhibit 10.4 to S&T Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on August 3, 2022, and incorporated herein by reference.*

10.24
Severance and General Release Agreement, dated October 12, 2022, by and between Charles Carroll and S&T Bancorp, Inc., S&T Bank and any of their subsidiaries or affiliated businesses. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K/A filed on October 17, 2022, and incorporated herein by reference.*

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

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Principal Financial Officer.

S&T BANCORP, INC. AND SUBSIDIARIES

97	Clawback Policy

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)
*Management Contract or Compensatory Plan or Arrangement

S&T BANCORP, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&T BANCORP, INC. (Registrant)
/s/ Christopher J. McComish	2/26/2024
Christopher J. McComish, Chief Executive Officer (Principal Executive Officer)	Date

/s/ Mark Kochvar	2/26/2024
Mark Kochvar Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christopher J. McComish	Chief Executive Officer (Principal Executive Officer)	2/26/2024
Christopher J. McComish

/s/ Mark Kochvar	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2/26/2024
Mark Kochvar

/s/ Melanie Lazzari	Executive Vice President, Controller	2/26/2024
Melanie Lazzari

/s/ David G. Antolik	President and Director	2/26/2024
David G. Antolik

/s/ Christine J. Toretti	Chair of the Board and Director	2/26/2024
Christine J. Toretti

/s/ Lewis W. Adkins, Jr	Director	2/26/2024
Lewis W. Adkins, Jr.

/s/ Peter R. Barsz	Director	2/26/2024
Peter R. Barsz

S&T BANCORP, INC. AND SUBSIDIARIES

SIGNATURE	TITLE	DATE
/s/ Christina A. Cassotis	Director	2/26/2024
Christina A. Cassotis

/s/ Michael J. Donnelly	Director	2/26/2024
Michael J. Donnelly

/s/ Jeffrey D. Grube	Director	2/26/2024
Jeffrey D. Grube

/s/ William J. Hieb	Director	2/26/2024
William J. Hieb

/s/ Frank J. Palermo, Jr.	Director	2/26/2024
Frank J. Palermo, Jr.

/s/ Bhaskar Ramachandran	Director	2/26/2024
Bhaskar Ramachandran

/s/ Steven J. Weingarten	Director	2/26/2024
Steven J. Weingarten