Form 10-Q
period 2024-03-31
S&T BANCORP INC
filed 2024-05-02
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Common Stock, $2.50 Par Value - 38,235,882 shares as of April 30, 2024

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $143,927 and $160,802 at March 31, 2024 and December 31, 2023	$207,462	$233,612
Securities available for sale, at fair value	970,728	970,391
Loans held for sale	—	153
Portfolio loans, net of unearned income	7,656,034	7,653,341
Allowance for credit losses	(104,802)	(107,966)
Portfolio loans, net	7,551,232	7,545,375
Bank owned life insurance	83,900	84,008
Premises and equipment, net	47,956	49,006
Federal Home Loan Bank and other restricted stock, at cost	13,703	25,082
Goodwill	373,424	373,424
Other assets	290,698	270,475
Total Assets	$9,539,103	$9,551,526
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,188,927	$2,221,942
Interest-bearing demand	848,729	825,787
Money market	1,882,157	1,941,842
Savings	936,056	950,546
Certificates of deposit	1,744,478	1,581,652
Total Deposits	7,600,347	7,521,769
Short-term borrowings	285,000	415,000
Long-term borrowings	39,156	39,277
Junior subordinated debt securities	49,373	49,358
Other liabilities	270,153	242,677
Total Liabilities	8,244,029	8,268,081
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at March 31, 2024 and December 31, 2023 Outstanding—38,233,280 shares at March 31, 2024 and 38,232,806 shares at December 31, 2023	103,623	103,623
Additional paid-in capital	409,857	409,034
Retained earnings	977,195	959,604
Accumulated other comprehensive loss	(97,697)	(90,901)
Treasury stock — 3,216,164 shares at March 31, 2024 and 3,216,638 shares at December 31, 2023, at cost	(97,904)	(97,915)
Total Shareholders’ Equity	1,295,074	1,283,445
Total Liabilities and Shareholders’ Equity	$9,539,103	$9,551,526
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2024	2023
INTEREST AND DIVIDEND INCOME
Loans, including fees	$118,577	$102,724
Investment Securities:
Taxable	8,595	7,457
Tax-exempt	193	214
Dividends	389	508
Total Interest and Dividend Income	127,754	110,903
INTEREST EXPENSE
Deposits	36,662	14,903
Borrowings, junior subordinated debt securities and other	7,615	7,209
Total Interest Expense	44,277	22,112
NET INTEREST INCOME	83,477	88,791
Provision for credit losses	2,627	922
Net Interest Income After Provision for Credit Losses	80,850	87,869
NONINTEREST INCOME
Debit and credit card	4,235	4,373
Service charges on deposit accounts	3,828	4,076
Wealth management	3,042	2,948
Mortgage banking	277	301
Other	1,448	1,492
Total Noninterest Income	12,830	13,190
NONINTEREST EXPENSE
Salaries and employee benefits	29,512	27,601
Data processing and information technology	4,954	4,258
Occupancy	3,870	3,835
Furniture, equipment and software	3,472	2,861
Marketing	1,943	1,853
Other taxes	1,871	1,790
Professional services and legal	1,720	1,821
FDIC insurance	1,049	1,012
Other	6,129	6,668
Total Noninterest Expense	54,520	51,699
Income Before Taxes	39,160	49,360
Income tax expense	7,921	9,561
Net Income	$31,239	$39,799
Earnings per share—basic	$0.82	$1.02
Earnings per share—diluted	$0.81	$1.02
Dividends declared per share	$0.33	$0.32
Comprehensive Income	$24,443	$55,266
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2023
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2023	$103,623	$406,283	$863,948	$(112,125)	$(77,070)	$1,184,659
Net income for the three months ended March 31, 2023	—	—	39,799	—	—	39,799
Other comprehensive income, net of tax	—	—	—	15,467	—	15,467
Impact of adoption of ASU 2022-02	—	—	(447)	—	—	(447)
Cash dividends declared ($0.32 per share)	—	—	(12,494)	—	—	(12,494)
Forfeitures of restricted stock awards (1,577 shares)	—	—	34	—	(53)	(19)
Recognition of restricted stock compensation expense	—	830	—	—	—	830
Balance at March 31, 2023	$103,623	$407,113	$890,840	$(96,658)	$(77,123)	$1,227,795
See Notes to Consolidated Financial Statements

	Three months ended March 31, 2024
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2024	$103,623	$409,034	$959,604	$(90,901)	$(97,915)	$1,283,445
Net Income for the three months ended March 31, 2024	—	—	31,239	—	—	31,239
Other comprehensive loss, net of tax	—	—	—	(6,796)	—	(6,796)
Impact of adoption of ASU 2023-02	—	—	(1,002)	—	—	(1,002)
Cash dividends declared ($0.33 per share)	—	—	(12,661)	—	—	(12,661)
Treasury stock issued for restricted stock awards (2,062 shares)	—	(63)	—	—	63	—
Forfeitures of restricted stock awards (1,588 shares)	—	—	15	—	(52)	(37)
Recognition of restricted stock compensation expense	—	886	—	—	—	886
Balance at March 31, 2024	$103,623	$409,857	$977,195	$(97,697)	$(97,904)	$1,295,074
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(dollars in thousands)	2024	2023
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$46,378	$44,255
INVESTING ACTIVITIES
Purchases of securities	(34,243)	(11,226)
Proceeds from maturities, prepayments and calls of securities	27,018	28,140
Proceeds from sales of securities	74	—
Redemption (purchases) of Federal Home Loan Bank stock	11,379	(7,227)
Net increase in loans	(18,004)	(63,646)
Proceeds from sale of portfolio loans	8,923	1,947
Purchases of premises and equipment	(643)	(1,439)
Proceeds from the sale of premises and equipment	110	57
Proceeds from life insurance settlement	584	—
Net payments from cash flow hedge	(3,536)	(2,351)
Net Cash Used in Investing Activities	(8,338)	(55,745)
FINANCING ACTIVITIES
Net decrease in demand, money market and savings deposits	(84,247)	(307,521)
Net increase in certificates of deposit	162,831	240,664
Net (decrease) increase in short-term borrowings	(130,000)	125,000
Repayments on long-term borrowings	(121)	(113)
Repurchase of shares for taxes on restricted stock	(37)	(19)
Cash dividends paid to common shareholders	(12,616)	(12,378)
Net Cash (Used in) Provided by Financing Activities	(64,190)	45,633
Net (decrease) increase in cash and due from banks	(26,150)	34,143
Cash and due from banks at beginning of period	233,612	210,009
Cash and Due From Banks at End of Period	$207,462	$244,152

Supplemental Disclosures
Right of use assets obtained in exchange for lease obligations	$—	$1,270
Cash paid for interest	$40,656	$18,095
Cash paid for income taxes, net of refunds	$140	$(7)
Transfers of loans to other real estate owned	$65	$11
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements of S&T have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission, or SEC, on February 27, 2024 (2023 Form 10-K). In the opinion of management, the accompanying interim financial information reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.
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
Recently Adopted Accounting Standards
Investments Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
In March 2023, the FASB issued ASU 2023-02, Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, or PAM, to allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. If certain conditions are met, a reporting entity may elect to account for its tax equity investments using the PAM regardless of the program from which it receives income tax credits, instead of only using it for low-income-housing tax credit, or LIHTC, structures. This amendment also eliminates the ability to account for LIHTC investments using the cost method. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We adopted this ASU, as of January 1, 2024, using a modified retrospective transition approach, which resulted in a $1.0 million cumulative effect adjustment being recorded to retained earnings related to the transition of the cost method to the proportional amortization method on LIHTC partnerships. We also elected to apply PAM to our qualifying historic tax credit, or HTC, equity investments. Results for reporting periods beginning after January 1, 2024 are presented using the PAM, while prior period amounts continue to be reported in accordance with previously applicable GAAP. Under the previously applicable accounting guidance, tax credit investments were accounted for using the cost method. The investment was amortized on a straight-line basis over a maximum of 10 years, which represents the period over which the tax credits will be utilized. The amortization expense was recognized in other noninterest expense and the tax credits offset income tax expense. Under the PAM, the equity investment is amortized in proportion to the income tax credits and other income tax benefits received. The amortization expense and the income tax credits are required to be presented on a net basis in income tax expense on the Condensed Consolidated Statements of Comprehensive Income. Refer to Note 7 Tax Credit Equity Investments for additional disclosures.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Standards Not Yet Adopted
Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This update does not change how a public entity identifies its operating segments; however, it does require that an entity that has a single reportable segment provide all the disclosures required by the amendments in this update. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. A public entity should apply the amendments in this update retrospectively to all prior periods presented in the consolidated financial statements. Early adoption is permitted. We currently have one reportable operating segment, Community Banking. This ASU will not impact our consolidated financial statements and will have minimal impact to our disclosures, requiring identification of the chief operating decision maker and the information used to make operating decisions and to allocate resources.
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
NOTE 2. EARNINGS PER SHARE
Diluted EPS is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted EPS. The two-class method was used to determine EPS for the three months ended March 31, 2024 and the treasury stock method was used to determined earnings per share for the three months ended March 31, 2023.
The following table reconciles the numerators and denominators of basic and diluted EPS calculations for the periods presented:

	Three months ended March 31,
(in thousands, except share and per share data)	2024	2023
Numerator for Earnings per Share—Basic and Diluted:
Net income—Treasury Stock Method—Basic and Diluted	$31,239	$39,799
Less: Income allocated to participating shares	12	45
Net Income Allocated to Shareholders—Two-Class Method—Basic and Diluted	$31,227	$39,754

Denominator for Earnings per Share—Treasury Stock Method—Basic and Diluted:
Weighted Average Shares Outstanding—Basic	38,192,235	38,865,669
Add: Potentially dilutive shares	239,514	166,393
Denominator for Treasury Stock Method—Diluted	38,431,749	39,032,062

Denominator for Earnings per Share—Two-Class Method—Basic and Diluted:
Weighted Average Shares Outstanding—Basic	38,192,235	38,865,669
Add: Average participating shares outstanding	225,850	108,991
Denominator for Two-Class Method—Diluted	38,418,085	38,974,660

Earnings per share—basic	$0.82	$1.02
Earnings per share—diluted	$0.81	$1.02
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	71	1,133

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
The fair value hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows.
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
There have been no changes in our valuation methodologies during the three months ended March 31, 2024. Refer to Note 1 Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2023 Form 10-K for more information on the valuation methodologies that we use for financial instruments recorded at fair value on a recurring or nonrecurring basis.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	March 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$132,586	$—	$—	$132,586
Obligations of U.S. government corporations and agencies	—	32,593	—	32,593
Collateralized mortgage obligations of U.S. government corporations and agencies	—	467,198	—	467,198
Residential mortgage-backed securities of U.S. government corporations and agencies	—	36,662	—	36,662
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	275,749	—	275,749
Obligations of states and political subdivisions	—	25,005	—	25,005
Total Available-for-Sale Debt Securities	132,586	837,207	—	969,793
Equity securities	935	—	—	935
Total Securities Available for Sale	133,521	837,207	—	970,728
Securities held in a deferred compensation plan	10,257	—	—	10,257
Derivative financial assets:
Interest rate swaps - commercial loans	—	72,093	—	72,093
Total Assets	$143,778	$909,300	$—	$1,053,078
LIABILITIES
Derivative financial liabilities:
Interest rate swaps - commercial loans	$—	$72,578	$—	$72,578
Interest rate swaps - cash flow hedge	—	18,404	—	18,404
Total Liabilities	$—	$90,982	$—	$90,982

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$133,786	$—	$—	$133,786
Obligations of U.S. government corporations and agencies	—	32,513	—	32,513
Collateralized mortgage obligations of U.S. government corporations and agencies	—	460,939	—	460,939
Residential mortgage-backed securities of U.S. government corporations and agencies	—	38,177	—	38,177
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	273,425	—	273,425
Obligations of states and political subdivisions	—	30,468	—	30,468
Total Available-for-Sale Debt Securities	133,786	835,522	—	969,308
Equity securities	1,010	73	—	1,083
Total Securities Available for Sale	134,796	835,595	—	970,391
Securities held in a deferred compensation plan	9,399	—	—	9,399
Derivative financial assets:
Interest rate swaps - commercial loans	—	63,018	—	63,018
Total Assets	$144,195	$898,613	$—	$1,042,808
LIABILITIES
Derivative financial liabilities:
Interest rate swaps - commercial loans	$—	$63,554	$—	$63,554
Interest rate swaps - cash flow hedge	—	14,739	—	14,739
Total Liabilities	$—	$78,293	$—	$78,293
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our consolidated financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either March 31, 2024 or December 31, 2023. There were no Level 3 assets measured at fair

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
value on a nonrecurring basis as of March 31, 2024 or December 31, 2023. There was one Level 2 individually assessed loan measured at fair value on a nonrecurring basis for $13.4 million at March 31, 2024 and $5.9 million at December 31, 2023.
Fair Value of Financial Instruments
The following tables present the carrying values and fair values of our financial instruments at the dates presented:

	Carrying Value(1)	Fair Value Measurements at March 31, 2024
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$207,462	$207,462	$207,462	$—	$—
Securities available for sale	970,728	970,728	133,521	837,207	—
Portfolio loans, net	7,551,232	7,247,276	—	—	7,247,276
Collateral receivable	6,770	6,770	6,770	—	—
Securities held in a deferred compensation plan	10,257	10,257	10,257	—	—
Mortgage servicing rights	6,153	8,809	—	—	8,809
Interest rate swaps - commercial loans	72,093	72,093	—	72,093	—
LIABILITIES
Deposits	$7,600,347	$7,588,523	$5,855,869	$1,732,654	$—
Collateral payable	58,587	58,587	58,587	—	—
Short-term borrowings	285,000	284,631	—	284,631	—
Long-term borrowings	39,156	38,924	—	38,924	—
Junior subordinated debt securities	49,373	49,373	—	49,373	—
Interest rate swaps - commercial loans	72,578	72,578	—	72,578	—
Interest rate swaps - cash flow hedge	18,404	18,404	—	18,404	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2023
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$233,612	$233,612	$233,612	$—	$—
Securities available for sale	970,391	970,391	134,796	835,595	—
Loans held for sale	153	153	—	153	—
Portfolio loans, net	7,545,375	7,263,270	—	—	7,263,270
Collateral receivable	5,356	5,356	5,356	—	—
Securities held in a deferred compensation plan	9,399	9,399	9,399	—	—
Mortgage servicing rights	6,345	8,704	—	—	8,704
Interest rate swaps - commercial loans	63,018	63,018	—	63,018	—
LIABILITIES
Deposits	$7,521,769	$7,511,598	$5,940,117	$1,571,481	$—
Collateral payable	50,920	50,920	50,920	—	—
Short-term borrowings	415,000	415,000	—	415,000	—
Long-term borrowings	39,277	38,995	—	38,995	—
Junior subordinated debt securities	49,358	49,358	—	49,358	—
Interest rate swaps - commercial loans	63,554	63,554	—	63,554	—
Interest rate swaps - cash flow hedge	14,739	14,739	—	14,739	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. SECURITIES
The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	March 31, 2024	December 31, 2023
Debt securities	$969,793	$969,308
Equity securities	935	1,083
Total Securities Available for Sale	$970,728	$970,391
The following tables present the amortized cost and fair value of available-for-sale debt securities as of the dates presented:

	March 31, 2024				December 31, 2023
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$144,009	$—	$(11,423)	$132,586	$144,292	$—	$(10,506)	$133,786
Obligations of U.S. government corporations and agencies	33,302	—	(709)	32,593	33,342	—	(829)	32,513
Collateralized mortgage obligations of U.S. government corporations and agencies	517,555	405	(50,762)	467,198	507,942	1,068	(48,071)	460,939
Residential mortgage-backed securities of U.S. government corporations and agencies	43,714	4	(7,056)	36,662	44,707	7	(6,537)	38,177
Commercial mortgage-backed securities of U.S. government corporations and agencies	293,868	214	(18,333)	275,749	290,775	458	(17,808)	273,425
Obligations of states and political subdivisions	25,133	—	(128)	25,005	30,255	213	—	30,468
Total Available-for-Sale Debt Securities(1)	$1,057,581	$623	$(88,411)	$969,793	$1,051,313	$1,746	$(83,751)	$969,308
(1) Excludes interest receivable of $3.4 million at March 31, 2024 and $3.8 million at December 31, 2023. Interest receivable is included in other assets in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category as of the dates presented:

	March 31, 2024
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	1	$9,956	$(119)	13	$122,630	$(11,304)	14	$132,586	$(11,423)
Obligations of U.S. government corporations and agencies	—	—	—	5	32,593	(709)	5	32,593	(709)
Collateralized mortgage obligations of U.S. government corporations and agencies	8	74,366	(741)	58	355,094	(50,021)	66	429,460	(50,762)
Residential mortgage-backed securities of U.S. government corporations and agencies	11	91	(1)	14	36,394	(7,055)	25	36,485	(7,056)
Commercial mortgage-backed securities of U.S. government corporations and agencies	1	10,274	(74)	28	241,659	(18,259)	29	251,933	(18,333)
Obligations of states and political subdivisions	4	25,005	(128)	—	—	—	4	25,005	(128)
Total	25	$119,692	$(1,063)	118	$788,370	$(87,348)	143	$908,062	$(88,411)

	December 31, 2023
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	1	$10,036	$(52)	13	$123,750	$(10,454)	14	$133,786	$(10,506)
Obligations of U.S. government corporations and agencies	—	—	—	5	32,513	(829)	5	32,513	(829)
Collateralized mortgage obligations of U.S. government corporations and agencies	4	35,161	(318)	57	351,220	(47,753)	61	386,381	(48,071)
Residential mortgage-backed securities of U.S. government corporations and agencies	10	100	(1)	14	37,877	(6,536)	24	37,977	(6,537)
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—	—	29	249,005	(17,808)	29	249,005	(17,808)
Total	15	$45,297	$(371)	118	$794,365	$(83,380)	133	$839,662	$(83,751)
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit impairment or other factors. We do not believe any individual unrealized loss as of March 31, 2024 represents a credit impairment. There were 143 debt securities in an unrealized loss position at March 31, 2024 and 133 debt securities in an unrealized loss position at December 31, 2023. The unrealized losses on debt securities were attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security. We do not intend to sell, and it is more likely than not that we will not be required to sell, the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated other comprehensive income (loss), for the periods presented:

	March 31, 2024			December 31, 2023
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Total unrealized gains (losses) on available-for-sale debt securities	$623	$(88,411)	$(87,788)	$1,746	$(83,751)	$(82,005)
Income tax (expense) benefit	(134)	19,041	18,907	(372)	17,824	17,452
Net Unrealized Gains (Losses), Net of Tax Included in Accumulated Other Comprehensive Income (Loss)	$489	$(69,370)	$(68,881)	$1,374	$(65,927)	$(64,553)
The amortized cost and fair value of available-for-sale debt securities at March 31, 2024 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies and obligations of states and political subdivisions
Due in one year or less	$22,976	$22,705
Due after one year through five years	156,965	145,090
Due after five years through ten years	22,503	22,389
Due after ten years	—	—
Available-for-Sale Debt Securities With Fixed Maturities	202,444	190,184
Debt Securities without a single maturity date
Collateralized mortgage obligations of U.S. government corporations and agencies	517,555	467,198
Residential mortgage-backed securities of U.S. government corporations and agencies	43,714	36,662
Commercial mortgage-backed securities of U.S. government corporations and agencies	293,868	275,749
Total Available-for-Sale Debt Securities	$1,057,581	$969,793
Debt securities are pledged in order to meet various regulatory and legal requirements. Restricted pledged securities had a carrying value of $194.4 million at March 31, 2024 and $18.4 million at December 31, 2023. Unrestricted pledged securities had a carrying value of $207.7 million at March 31, 2024 and $214.0 million at December 31, 2023. Any changes to restricted pledged securities require approval of the pledge beneficiary. Approval is not required for unrestricted pledged securities.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are presented net of unearned income. Unearned income consisted of net deferred loan fees and costs of $5.8 million at March 31, 2024 and $6.6 million at December 31, 2023 and a discount related to purchase accounting fair value adjustments of $2.9 million at March 31, 2024 and $3.1 million at December 31, 2023.
The following table summarizes the composition of originated and acquired loans as of the dates presented:

(dollars in thousands)	March 31, 2024	December 31, 2023
Commercial real estate	$2,699,782	$2,659,135
Commercial and industrial	1,410,517	1,436,183
Commercial construction	347,375	350,583
Business banking	1,307,155	1,360,765
Consumer real estate	1,782,973	1,731,778
Other consumer	108,232	114,897
Total Portfolio Loans	$7,656,034	$7,653,341
Loans held for sale	—	153
Total Loans(1)	$7,656,034	$7,653,494
(1) Excludes interest receivable of $36.1 million at March 31, 2024 and $35.3 million at December 31, 2023. Interest receivable is included in other assets in the Consolidated Balance Sheets.
Modifications to Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost of loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented:

	Three Months Ended March 31, 2024
(dollars in thousands)	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Portfolio Segment
Commercial real estate	$833	$—	$833	0.03%
Total	$833	$—	$833	0.01%

	Three Months Ended March 31, 2023
(dollars in thousands)	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Portfolio Segment
Commercial real estate	$15,849	$—	$15,849	0.63%
Commercial and industrial	594	—	594	0.04%
Consumer real estate	63	196	259	0.02%
Total	$16,506	$196	$16,702	0.23%
The following tables describe the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Three Months Ended March 31, 2024
	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Commercial real estate	6	—

	Three Months Ended March 31, 2023
	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Commercial real estate	6	—
Commercial and industrial	72	—
Consumer real estate	168	2%

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts.
The following tables present the aging analysis of modifications to borrowers experiencing financial difficulty in the last 12 months as of the date presented:

	March 31, 2024
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$8,579	$—	$—	$—	$8,579
Commercial and industrial	—	2,105	7,998	—	10,103
Business banking	115	—	—	—	115
Total	$8,694	$2,105	$7,998	$—	$18,797

	March 31, 2023
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$15,849	$—	$—	$—	$15,849
Commercial and industrial	594	—	—	—	594
Consumer real estate	259	—	—	—	259
Total	$16,702	$—	$—	$—	$16,702
A payment default is defined as a loan having a payment past due 90 days or more. There were no payment defaults during the three months ended March 31, 2024 and March 31, 2023 related to loans that were modified within the 12 months prior to default. Additionally, we had three commitments to lend an additional $0.5 million to borrowers experiencing financial difficulty that had a modification during the three months ended March 31, 2024 and three commitments to lend an additional $1.6 million to borrowers experiencing financial difficulty that had a modification during 2023.
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

The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	March 31, 2024	December 31, 2023
Nonperforming Assets
Nonaccrual Loans	$33,209	$22,947
OREO	140	75
Total Nonperforming Assets	$33,349	$23,022
Allowance for Credit Losses
We maintain an Allowance for Credit Losses, or ACL, at a level determined to be adequate to absorb estimated expected credit losses within the loan portfolio over the contractual life of an instrument that considers our historical loss experience, current conditions and forecasts of future economic conditions as of the balance sheet date. We develop and document a systematic ACL methodology based on the following portfolio segments: 1) CRE, 2) C&I, 3) Commercial Construction, 4) Business Banking, 5) Consumer Real Estate and 6) Other Consumer.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the dates presented:

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2024
	Risk Rating
(dollars in thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Pass	$25,970	$281,115	$349,797	$458,810	$226,569	$1,144,226	$34,138	$—	$2,520,625
Special mention	—	—	1,429	5,984	—	95,502	—	—	102,915
Substandard	—	—	—	—	2,330	73,912	—	—	76,242
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate	25,970	281,115	351,226	464,794	228,899	1,313,640	34,138	—	2,699,782
Year-to-date Gross Charge-offs	—	—	—	—	—	5,205	—	—	5,205

Commercial and Industrial
Pass	13,824	173,323	226,390	165,616	50,753	212,441	482,770	—	1,325,117
Special mention	—	1,375	949	9,849	—	9,831	15,485	—	37,489
Substandard	—	—	224	13,404	1,500	6,099	26,684	—	47,911
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial	13,824	174,698	227,563	188,869	52,253	228,371	524,939	—	1,410,517
Year-to-date Gross Charge-offs	—	—	—	537	—	91	500	—	1,128

Commercial Construction
Pass	13,086	90,954	141,982	65,353	14,758	4,048	12,234	—	342,415
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4,960	—	—	4,960
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	13,086	90,954	141,982	65,353	14,758	9,008	12,234	—	347,375
Year-to-date Gross Charge-offs	—	—	—	—	—	—	—	—	—

Business Banking
Pass	32,910	252,607	241,227	186,203	84,354	392,973	94,920	508	1,285,702
Special mention	—	1,689	54	1,344	222	3,311	44	165	6,829
Substandard	—	—	78	2,492	495	10,848	104	607	14,624
Doubtful	—	—	—	—	—	—	—	—	—
Total Business Banking	32,910	254,296	241,359	190,039	85,071	407,132	95,068	1,280	1,307,155
Year-to-date Gross Charge-offs	—	—	—	—	—	98	—	—	98

Consumer Real Estate
Pass	46,543	327,577	336,058	144,925	101,267	245,620	548,769	23,048	1,773,807
Special mention	—	—	—	—	—	109	—	—	109
Substandard	—	—	582	196	41	5,054	713	2,471	9,057
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	46,543	327,577	336,640	145,121	101,308	250,783	549,482	25,519	1,782,973
Year-to-date Gross Charge-offs	—	—	—	—	9	14	—	116	139

Other Consumer
Pass	3,026	9,488	10,789	5,528	3,259	1,101	71,612	3,210	108,013
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	30	12	163	—	14	219
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	3,026	9,488	10,789	5,558	3,271	1,264	71,612	3,224	108,232
Year-to-date Gross Charge-offs	191	9	27	38	8	9	—	87	369

Pass	135,359	1,135,064	1,306,243	1,026,435	480,960	2,000,409	1,244,443	26,766	7,355,679
Special mention	—	3,064	2,432	17,177	222	108,753	15,529	165	147,342
Substandard	—	—	884	16,122	4,378	101,036	27,501	3,092	153,013
Doubtful	—	—	—	—	—	—	—	—	—
Total Loan Balance	$135,359	$1,138,128	$1,309,559	$1,059,734	$485,560	$2,210,198	$1,287,473	$30,023	$7,656,034

Year-to-date Gross Charge-offs	$191	$9	$27	$575	$17	$5,417	$500	$203	$6,939

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
The following tables present loan balances by year of origination and accrual and nonaccrual status for our portfolio segments as of the dates presented:

	March 31, 2024
(dollars in thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Accrual	$25,970	$281,115	$351,226	$464,794	$228,899	$1,296,487	$34,138	$—	$2,682,629
Nonaccrual	—	—	—	—	—	17,153	—	—	17,153
Total Commercial Real Estate	25,970	281,115	351,226	464,794	228,899	1,313,640	34,138	—	2,699,782
Commercial and Industrial
Accrual	13,824	174,698	227,563	188,869	52,253	227,989	524,709	—	1,409,905
Nonaccrual	—	—	—	—	—	382	230	—	612
Total Commercial and Industrial	13,824	174,698	227,563	188,869	52,253	228,371	524,939	—	1,410,517
Commercial Construction
Accrual	13,086	90,954	141,982	65,353	14,758	4,048	12,234	—	342,415
Nonaccrual	—	—	—	—	—	4,960	—	—	4,960
Total Commercial Construction	13,086	90,954	141,982	65,353	14,758	9,008	12,234	—	347,375
Business Banking
Accrual	32,910	254,296	241,359	190,039	84,986	403,333	95,068	1,257	1,303,248
Nonaccrual	—	—	—	—	85	3,799	—	23	3,907
Total Business Banking	32,910	254,296	241,359	190,039	85,071	407,132	95,068	1,280	1,307,155
Consumer Real Estate
Accrual	46,543	327,577	336,103	145,084	100,671	247,704	549,221	23,699	1,776,602
Nonaccrual	—	—	537	37	637	3,079	261	1,820	6,371
Total Consumer Real Estate	46,543	327,577	336,640	145,121	101,308	250,783	549,482	25,519	1,782,973
Other Consumer
Accrual	3,026	9,488	10,789	5,552	3,202	1,133	71,612	3,224	108,026
Nonaccrual	—	—	—	6	69	131	—	—	206
Total Other Consumer	3,026	9,488	10,789	5,558	3,271	1,264	71,612	3,224	108,232
Accrual	135,359	1,138,128	1,309,022	1,059,691	484,769	2,180,694	1,286,982	28,180	7,622,825
Nonaccrual	—	—	537	43	791	29,504	491	1,843	33,209
Total Loan Balance	$135,359	$1,138,128	$1,309,559	$1,059,734	$485,560	$2,210,198	$1,287,473	$30,023	$7,656,034

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Accrual	$276,677	$324,469	$439,308	$240,256	$419,371	$920,316	$32,418	$—	$2,652,815
Nonaccrual	—	—	—	—	—	6,320	—	—	6,320
Total Commercial Real Estate	276,677	324,469	439,308	240,256	419,371	926,636	32,418	—	2,659,135
Commercial and Industrial
Accrual	171,861	231,978	210,636	54,696	52,858	193,257	520,019	—	1,435,305
Nonaccrual	—	—	—	—	—	648	230	—	878
Total Commercial and Industrial	171,861	231,978	210,636	54,696	52,858	193,905	520,249	—	1,436,183
Commercial Construction
Accrual	75,596	154,456	82,313	14,845	151	4,054	14,208	—	345,623
Nonaccrual	—	—	—	—	4,576	384	—	—	4,960
Total Commercial Construction	75,596	154,456	82,313	14,845	4,727	4,438	14,208	—	350,583
Business Banking
Accrual	270,129	262,606	207,611	87,979	99,354	330,902	96,754	1,283	1,356,618
Nonaccrual	—	—	—	39	220	3,864	—	24	4,147
Total Business Banking	270,129	262,606	207,611	88,018	99,574	334,766	96,754	1,307	1,360,765
Consumer Real Estate
Accrual	311,887	335,086	147,689	101,518	67,577	186,909	551,858	22,942	1,725,466
Nonaccrual	—	376	161	523	313	2,885	222	1,832	6,312
Total Consumer Real Estate	311,887	335,462	147,850	102,041	67,890	189,794	552,080	24,774	1,731,778
Other Consumer
Accrual	11,286	11,965	6,499	3,656	1,082	541	76,426	3,112	114,567
Nonaccrual	—	—	8	191	—	131	—	—	330
Total Other Consumer	11,286	11,965	6,507	3,847	1,082	672	76,426	3,112	114,897
Accrual	1,117,436	1,320,560	1,094,056	502,950	640,393	1,635,979	1,291,683	27,337	7,630,394
Nonaccrual	—	376	169	753	5,109	14,232	452	1,856	22,947
Total Loan Balance	$1,117,436	$1,320,936	$1,094,225	$503,703	$645,502	$1,650,211	$1,292,135	$29,193	$7,653,341
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	March 31, 2024
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,682,629	$—	$—	$17,153	$17,153	$2,699,782
Commercial and industrial	1,399,799	2,109	7,997	612	10,718	1,410,517
Commercial construction	342,415	—	—	4,960	4,960	347,375
Business banking	1,297,451	5,487	310	3,907	9,704	1,307,155
Consumer real estate	1,769,518	6,204	880	6,371	13,455	1,782,973
Other consumer	107,615	219	192	206	617	108,232
Total	$7,599,427	$14,019	$9,379	$33,209	$56,607	$7,656,034

	December 31, 2023
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,649,412	$—	$3,403	$6,320	$9,723	$2,659,135
Commercial and industrial	1,435,301	4	—	878	882	1,436,183
Commercial construction	345,623	—	—	4,960	4,960	350,583
Business banking	1,351,048	3,525	2,045	4,147	9,717	1,360,765
Consumer real estate	1,719,751	3,352	2,363	6,312	12,027	1,731,778
Other consumer	114,138	366	63	330	759	114,897
Total	$7,615,273	$7,247	$7,874	$22,947	$38,068	$7,653,341

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loans on nonaccrual status by class of loan for the year-to-date periods presented:

	March 31, 2024
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$6,320	$17,153	$16,783	$61
Commercial and industrial	878	612	—	—
Commercial construction	4,960	4,960	4,576	—
Business banking	4,147	3,907	—	44
Consumer real estate	6,312	6,371	—	83
Other consumer	330	206	—	—
Total	$22,947	$33,209	$21,359	$188
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

	December 31, 2023
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$7,100	$6,320	$5,940	$46
Commercial and industrial	283	878	—	38
Commercial construction	384	4,960	4,576	—
Business banking	4,490	4,147	—	209
Consumer real estate	6,526	6,312	—	308
Other consumer	269	330	—	2
Total	$19,052	$22,947	$10,516	$603
(1) Represents only cash payments received and applied to interest on nonaccrual loans.
The following tables present collateral-dependent loans as of the dates presented:

	March 31, 2024
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets	Other
Commercial real estate	$16,783	$—	$—
Commercial and industrial	—	—	—
Commercial construction	4,576	—	—
Business banking	—	—	—
Consumer real estate	—	—	—
Total	$21,359	$—	$—

	December 31, 2023
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets	Other
Commercial real estate	$5,940	$—	$—
Commercial and industrial	—	—	—
Commercial construction	4,576	—	—
Business banking	—	—	—
Consumer real estate	—	—	—
Total	$10,516	$—	$—

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present activity in the ACL for the periods presented:

	Three Months Ended March 31, 2024
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$37,886	$34,538	$5,382	$12,858	$14,663	$2,639	$107,966
Provision for credit losses on loans(1)	2,838	680	(233)	(995)	859	276	3,425
Charge-offs	(5,205)	(1,128)	—	(98)	(139)	(369)	(6,939)
Recoveries	93	117	—	33	27	80	350
Net Charge-offs	(5,112)	(1,011)	—	(65)	(112)	(289)	(6,589)
Balance at End of Period	$35,612	$34,207	$5,149	$11,798	$15,410	$2,626	$104,802
(1) Excludes the provision for credits losses for unfunded commitments.

	Three Months Ended March 31, 2023
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$41,428	$25,710	$6,264	$12,547	$12,105	$3,286	$101,340
Impact of ASU 2022-02	—	75	215	251	278	(251)	568
Provision for credit losses on loans(1)	(1,011)	(476)	412	1,497	488	180	1,090
Charge-offs	—	(3,412)	—	(652)	(77)	(318)	(4,459)
Recoveries	9	9,400	2	37	61	65	9,574
Net Recoveries/(Charge-offs)	9	5,988	2	(615)	(16)	(253)	5,115
Balance at End of Period	$40,426	$31,297	$6,893	$13,680	$12,855	$2,962	$108,113
(1) Excludes the provision for credits losses for unfunded commitments.
NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivatives Designated as Hedging Instruments
The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivative Assets (Included in Other Assets)				Derivative Liabilities (Included in Other Liabilities)
	March 31, 2024		December 31, 2023		March 31, 2024		December 31, 2023
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts - cash flow hedge	$—	$—	$—	$—	$500,000	$18,404	$500,000	$14,739
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	871,064	72,093	892,712	63,018	871,064	72,578	892,712	63,554
Total Derivatives	$871,064	$72,093	$892,712	$63,018	$1,371,064	$90,982	$1,392,712	$78,293

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table indicates the gross amounts of interest rate swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Gross amounts recognized	$72,093	$63,018	$90,982	$78,293
Gross amounts offset	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	72,093	63,018	90,982	78,293
Netting adjustments(1)	(12,220)	(10,424)	(12,220)	(10,424)
Cash collateral(2)	(58,587)	(50,920)	(6,770)	(5,356)
Net Amount	$1,286	$1,674	$71,992	$62,513
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

The following table presents the effect, net of tax, of the cash flow hedges on Other Comprehensive Income, or OCI and on the Condensed Consolidated Statements of Comprehensive Income for the three month periods presented:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Income
(dollars in thousands)	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedge	$(2,838)	$4,782	$(2,738)	$(1,849)
Total	$(2,838)	$4,782	$(2,738)	$(1,849)
Amounts reported in OCI related to derivatives that are designated as hedging instruments are reclassified to interest income as interest payments are received on variable rate assets. During the next twelve months, we estimate that an additional $11.7 million will be reclassified as a decrease to interest income. Our current interest rate swap agreements have 3-5 year terms with maturity dates extending into 2027.
The following table indicates the gain (loss) recognized in income on derivatives not designated as hedging instruments for the periods presented:

	Three months ended March 31,
(dollars in thousands)	2024	2023
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$34	$—
Interest rate lock commitments—mortgage loans	—	1
Forward sale contracts—mortgage loans	—	(2)
Total Derivatives Gain (Loss)	$34	$(1)
NOTE 7. TAX CREDIT EQUITY INVESTMENTS
As part of our responsibilities under the Community Reinvestment Act and due to their favorable federal income tax benefits, we invest in LIHTC and HTC partnerships. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. Effective January 1, 2024, we adopted ASU 2023-02 and elected to apply the PAM to both LIHTC and HTC equity investments. The adoption of this ASU resulted in a $1.0 million cumulative effect adjustment, which decreased retained earnings and other assets. Tax credit equity investment balances of $44.4 million were included in other assets in the Consolidated Balance Sheets at March 31, 2024. Unfunded commitments of $7.2 million were included in other liabilities in the Consolidated Balance Sheets at March 31, 2024.
For the three months ended March 31, 2024, amortization expense of $0.8 million, tax credits of $0.8 million and other tax benefits of $0.1 million were recognized in income tax expense in the Condensed Consolidated Statements of Comprehensive Income. No impairment losses were recognized for the three months ended March 31, 2024.
Prior to the adoption of ASU 2023-02, we used the cost method to account for our investments in tax credit equity investments. For the three months ended March 31, 2023, amortization expense of $0.5 million was included in other expense

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and LIH tax credits of $0.5 million was recognized as a reduction to income tax expense on our Consolidated Statements of Comprehensive Income. Other tax benefits of $3.1 million were included in deferred tax assets on our Consolidated Balance Sheets at March 31, 2023.

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
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	March 31, 2024	December 31, 2023
Commitments to extend credit	$2,477,920	$2,566,154
Standby letters of credit	64,847	61,889
Total	$2,542,767	$2,628,043
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
The following table presents activity in the ACL on unfunded loan commitments for the periods presented:

	Three months ended March 31,
(dollars in thousands)	2024	2023
Balance at beginning of period	$6,848	$8,196
Provision for credit losses	(799)	(168)
Total	$6,049	$8,028
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. OTHER COMPREHENISVE INCOME (LOSS)
The following tables present the change in components of other comprehensive (loss) income for the periods presented, net of tax effects.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(dollars in thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Change in net unrealized gains (losses) on available-for-sale debt securities	$(5,783)	$1,455	$(4,328)	$14,060	$(3,001)	$11,059
Change in interest rate swap	(3,665)	827	(2,838)	6,080	(1,298)	4,782
Adjustment to funded status of employee benefit plans	410	(40)	370	(475)	101	(374)
Other Comprehensive (Loss) Income	$(9,038)	$2,242	$(6,796)	$19,665	$(4,198)	$15,467

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations for the three months ended March 31, 2024 and 2023. Our MD&A should be read in conjunction with our Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
Important Note Regarding Forward-Looking Statements
This quarterly Report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position and other matters regarding or affecting S&T and its future business and operations. Forward-looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses and the credit risk of our commercial and consumer loan products; changes in the level of charge-offs and changes in estimates of the adequacy of the allowance for credit losses, or ACL; cyber-security concerns; rapid technological developments and changes; operational risks or risk management failures by us or critical third parties, including fraud risk; our ability to manage our reputational risks; sensitivity to the interest rate environment, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; any remaining uncertainties with the transition from LIBOR as a reference rate; regulatory supervision and oversight, including changes in regulatory capital requirements and our ability to address those requirements; unanticipated changes in our liquidity position; unanticipated changes in regulatory and governmental policies impacting interest rates and financial markets; changes in accounting policies, practices or guidance; legislation affecting the financial services industry as a whole, and S&T, in particular; developments affecting the industry and the soundness of financial institutions and further disruption to the economy and U.S. banking system; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; reliance on significant customer relationships; an interruption or cessation of an important service by a third-party provider; our ability to attract and retain talented executives and employees; general economic or business conditions, including the strength of regional economic conditions in our market area; ESG practices and disclosures, including climate change, hiring practices, the diversity of the work force, and racial and social justice issues; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; the stability of our core deposit base and access to contingency funding; re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses and geopolitical tensions and conflicts between nations.
Many of these factors, as well as other factors, are described elsewhere in this report, and in our 2023 Form 10-K, including Part I, Item 1A, Risk Factors and any of our subsequent filings with the SEC. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. Further, we view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates as of March 31, 2024 remained unchanged from the disclosures presented in our 2023 Form 10-K under Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
The following table reconciles interest and dividend income and net interest income per the Condensed Consolidated Statements of Comprehensive Income to interest income, net interest income and net interest margin on an FTE basis (non-GAAP) for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Interest and dividend income	$127,754	$110,903
Plus: taxable equivalent adjustment	692	555
Interest Income on an FTE Basis (Non-GAAP)	$128,446	$111,458

Interest and dividend income	$127,754	$110,903
Less: Interest expense	44,277	22,112
Net Interest Income	83,477	88,791
Plus: taxable equivalent adjustment	692	555
Net Interest Income on an FTE Basis (Non-GAAP)	$84,169	$89,346

Net interest margin	3.81%	4.29%
Plus: taxable equivalent adjustment	0.03%	0.03%
Net Interest Margin on an FTE Basis (Non-GAAP)	3.84%	4.32%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Return on average tangible shareholders' equity (non-GAAP) is a key profitability metric used by management to measure financial performance. The following table provides a reconciliation of return on average tangible shareholders' equity (non-GAAP) by reconciling net income (GAAP) per the Condensed Consolidated Statements of Comprehensive Income to net income before amortization of intangibles and average shareholder's equity to average tangible shareholders' equity for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Net income (annualized)	$125,643	$161,407
Plus: amortization of intangibles (annualized), net of tax	944	1,085
Net income before amortization of intangibles (annualized)	$126,587	$162,492

Average shareholders' equity	$1,290,514	$1,206,358
Less: average goodwill and other intangible assets, net of deferred tax liability	(376,518)	(377,576)
Average tangible shareholders' equity	$913,996	$828,782
Return on Average Tangible Shareholders' Equity (non-GAAP)	13.85%	19.61%
Executive Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.5 billion at March 31, 2024. We operate in Pennsylvania and Ohio providing a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA”.
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
Earnings Summary
The following table presents a summary of key profitability metrics for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Net income	$31,239	$39,799
Earnings per share - diluted	$0.81	$1.02
Return on average assets	1.32%	1.77%
Return on average shareholders' equity	9.74%	13.38%
Return on average tangible shareholders' equity (non-GAAP)(1)	13.85%	19.61%
(1) Reconciled to GAAP in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.
We recognized net income of $31.2 million, or $0.81 per diluted share, for the three months ended March 31, 2024, compared to net income of $39.8 million, or $1.02 per diluted share, for the same period in 2023. Net income decreased by $8.6 million for the three months ended March 31, 2024, compared to the same period in 2023. The decrease in net income was primarily due to a decrease in net interest income of $5.3 million, an increase in provision for credit losses of $1.7 million and an increase in noninterest expense of $2.8 million, which was offset by a decrease in income tax expense of $1.7 million.
Net interest income decreased $5.3 million for the three months ended March 31, 2024, compared to the same period in 2023. The net interest margin, or NIM, on an FTE basis (non-GAAP) decreased 48 basis points to 3.84% for the three months ended March 31, 2024, compared to 4.32% for the same period in 2023. The decrease in net interest income and NIM on an FTE basis (non-GAAP) were primarily due to higher cost of funds in the current period compared to the same period in 2023. NIM is reconciled to net interest margin adjusted to an FTE basis (non-GAAP) in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The provision for credit losses increased $1.7 million to $2.6 million for the three months ended March 31, 2024, compared to $0.9 million for the same period in 2023. The increase in the provision for credit losses is primarily due to an increase in net loan charge-offs, which was partially offset by reductions in our specific reserve for loans individually evaluated and our qualitative reserve.
Noninterest income decreased by $0.4 million to $12.8 million for the three months ended March 31, 2024, compared to the same period in 2023. The decrease in noninterest income was primarily attributed to a decrease in service charges on deposit accounts of $0.2 million for the three months ended March 31, 2024 resulting from decreases in returned check fees and the elimination of non-sufficient funds, or NSF fees, compared to the same period in 2023. Noninterest expense increased $2.8 million to $54.5 million for the three months ended March 31, 2024, compared to the same period in 2023. The increase in noninterest expense can be attributed to increases in salaries and employee benefits of $1.9 million for the three months ended March 31, 2024 due to annual merit increases, inflationary wage pressure and the acquisition of new talent. The increase to noninterest expense is further related to increases in data processing and information technology of $0.7 million due to additional services provided through our third party provider. Furniture, equipment and software also increased $0.6 million as a result of software and technology investments.
The provision for income taxes decreased $1.7 million to $7.9 million for the three months ended March 31, 2024, compared to $9.6 million for the same period in 2023, primarily due to a $10.2 million decrease in income before taxes in 2024 compared to 2023. Our effective tax rate was 20.2 percent for the three months ended March 31, 2024 compared to 19.4 percent for the three months ended March 31, 2023. The increase in our effective tax rate for the three month period ended March 31, 2024 was primarily due to the adoption of new accounting guidance on January 1, 2024.
RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three months ended March 31, 2024			Three months ended March 31, 2023
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$144,637	$2,066	5.75%	$140,499	$1,482	4.22%
Securities, at fair value(1)(2)	966,703	6,798	2.81%	1,000,609	6,269	2.51%
Loans held for sale	176	3	7.12%	126	2	6.39%
Commercial real estate	3,365,142	49,557	5.92%	3,132,382	42,104	5.45%
Commercial and industrial	1,626,633	29,768	7.36%	1,711,113	28,515	6.76%
Commercial construction	365,088	6,993	7.70%	388,795	6,932	7.23%
Total Commercial Loans	5,356,863	86,318	6.48%	5,232,290	77,551	6.01%
Residential mortgage	1,478,609	18,187	4.93%	1,144,821	12,613	4.43%
Home equity	648,265	11,269	6.99%	650,385	10,067	6.28%
Installment and other consumer	110,899	2,384	8.64%	122,873	2,364	7.80%
Consumer construction	69,676	970	5.60%	45,870	528	4.67%
Total Consumer Loans	2,307,449	32,810	5.71%	1,963,949	25,572	5.26%
Total Portfolio Loans	7,664,312	119,128	6.25%	7,196,239	103,123	5.81%
Total Loans(1)(3)	7,664,488	119,131	6.25%	7,196,365	103,125	5.81%
Total other earning assets	25,335	451	7.12%	34,720	581	6.71%
Total Interest-earning Assets	8,801,163	$128,446	5.86%	8,372,193	$111,458	5.39%
Noninterest-earning assets	737,742			754,677
Total Assets	$9,538,905			$9,126,870
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$829,095	$2,319	1.12%	$824,623	$673	0.33%
Money market	1,920,009	15,061	3.15%	1,670,988	7,748	1.88%
Savings	939,467	1,483	0.63%	1,090,137	806	0.30%
Certificates of deposit	1,639,059	17,798	4.37%	1,052,460	5,676	2.19%
Total Interest-bearing Deposits	5,327,630	36,661	2.77%	4,638,208	14,903	1.30%
Short-term borrowings	408,351	5,460	5.37%	451,668	5,487	4.93%
Long-term borrowings	39,221	442	4.53%	14,689	98	2.71%
Junior subordinated debt securities	49,364	1,010	8.23%	54,458	1,007	7.50%
Total Borrowings	496,936	6,912	5.59%	520,815	6,592	5.13%
Other interest-bearing liabilities	52,239	703	5.42%	54,669	617	4.58%
Total Interest-bearing Liabilities	5,876,805	44,276	3.03%	5,213,692	22,112	1.72%
Noninterest-bearing liabilities	2,371,586			2,706,820
Shareholders' equity	1,290,514			1,206,358
Total Liabilities and Shareholders' Equity	$9,538,905			$9,126,870
Net Interest Income(1)(2)		$84,169			$89,346
Net Interest Margin(1)(2)			3.84%			4.32%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.
Net interest income on an FTE basis (non-GAAP) decreased $5.2 million, or 5.8 percent, for the three months ended March 31, 2024, compared to the same period in 2023. The net interest margin, or NIM, on an FTE basis (non-GAAP) decreased 48 basis points for the three months ended March 31, 2024, compared to the same period in 2023. The decreases in net interest income and NIM on an FTE basis (non-GAAP) were primarily due to higher interest rates and a shift in our funding mix to higher cost money market and certificates of deposits.
Interest income on an FTE basis (non-GAAP) increased $17.0 million for the three months ended March 31, 2024, compared to the same period in 2023. The increased interest income on an FTE basis (non-GAAP) was primarily due to higher interest rates. Average loan balances increased $468.1 million for the three months ended March 31, 2024, compared to the same period in 2023. The average yield on loan balances increased 44 basis points for the three months ended March 31, 2024 compared to the same period in 2023, due to increased interest rates. Overall, the FTE rate (non-GAAP) on interest-earning assets increased 47 basis points for the three months ended March 31, 2024, compared to the same period in 2023.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense increased $22.2 million for the three months ended March 31, 2024, compared to the same period in 2023. The increase in interest expense was primarily due to higher interest rates and a shift in our funding mix to higher cost products. Average interest-bearing deposits increased $689.4 million, of which $377.8 million was brokered deposits, for the three months ended March 31, 2024, compared to the same period in 2023. The average rate paid on interest-bearing deposits increased 147 basis points for the three months ended March 31, 2024, compared to the same period in 2023, due to higher interest rates. Certificates of deposits increased $586.6 million and the average rate paid on certificates of deposits increased 218 basis points. The increase to certificate of deposits was due to higher interest rates resulting in customers moving deposits to higher yield accounts and the addition of $199.8 million of brokered certificates of deposits. The average rate paid on borrowings increased 46 basis points for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to increased interest rates. Overall, the cost of interest-bearing liabilities increased 131 basis points for the three months ended March 31, 2024, compared to the same period in 2023.
The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates for the periods presented:

	Three Months Ended March 31, 2024 Compared to March 31, 2023
(dollars in thousands)	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$44	$540	$584
Securities, at fair value(1)(2)	(212)	741	529
Loans held for sale	1	—	1
Commercial real estate	3,129	4,324	7,453
Commercial and industrial	(1,408)	2,661	1,253
Commercial construction	(423)	484	61
Total Commercial Loans	1,298	7,469	8,767
Residential mortgage	3,677	1,896	5,573
Home equity	(33)	1,236	1,203
Installment and other consumer	(230)	250	20
Consumer construction	274	167	441
Total Consumer Loans	3,688	3,549	7,237
Total Portfolio Loans	4,986	11,018	16,004
Total Loans(1)(3)	4,987	11,018	16,005
Total other earning assets	(157)	27	(130)
Change in Interest Earned on Interest-earning Assets	$4,662	$12,326	$16,988
Interest paid on:
Interest-bearing demand	$4	$1,642	$1,646
Money market	1,153	6,159	7,310
Savings	(111)	788	677
Certificates of deposit	3,164	8,959	12,123
Total Interest-bearing Deposits	4,210	17,548	21,756
Short-term borrowings	(526)	500	(26)
Long-term borrowings	164	179	343
Junior subordinated debt securities	(94)	97	3
Total Borrowings	(456)	776	320
Other interest-bearing liabilities	(27)	113	86
Change in Interest Paid on Interest-bearing Liabilities	3,727	18,437	22,162
Change in Net Interest Income	$935	$(6,111)	$(5,174)
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Credit Losses
The provision for credit losses includes a provision for losses on loans and on unfunded commitments. The provision for credit losses fluctuates based on changes in loan balances, risk ratings, net loan charge-offs/recoveries, the macro environment and our Current Expected Credit Loss, or CECL, forecast. The provision for credit losses increased $1.7 million to $2.6 million for the three months ended March 31, 2024, compared to $0.9 million for the same period in 2023. The increase in the provision for credit losses for the three months ended March 31, 2024, compared to the same period in 2023 was primarily due to an increase in net loan charge-offs, which was partially offset by reductions in our specific reserve for loans individually evaluated due to the resolution of a $6.0 million commercial relationship and in our healthcare segment specific reserve due to reduced exposure. The provision for credit losses included a reduction of $0.8 million for the reserve for unfunded commitments for the three months ended March 31, 2024, compared to a reduction of $0.2 million for the same period in 2023.
Net loan charge-offs for the three months ended March 31, 2024 were $6.6 million, or 0.35 percent of average loans, compared to net recoveries of $5.1 million, or 0.29 percent of average loans, for the same period in 2023. Net loan charge-offs for the three months ended March 31, 2024 were primarily related to two commercial real estate, or CRE, relationships totaling $5.3 million and a commercial and industrial, or C&I, relationship totaling $1.1 million. Offsetting loan charge-offs of $4.5 million during the three months ended March 31, 2023 was a $9.3 million recovery related to a 2020 customer fraud. Refer to the "Allowance for Credit Losses" section of this MD&A for further details.
Noninterest Income

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Debit and credit card	$4,235	$4,373	$(138)	(3.2)%
Service charges on deposit accounts	3,828	4,076	(248)	(6.1)%
Wealth management	3,042	2,948	94	3.2%
Mortgage banking	277	301	(24)	(8.0)%
Other noninterest income	1,448	1,492	(44)	(2.9)%
Total Noninterest Income	$12,830	$13,190	$(360)	(2.7)%
Noninterest income decreased $0.4 million to $12.8 million for the three months ended March 31, 2024, compared to the same period in 2023. Service charges on deposit accounts decreased $0.2 million for the three months ended March 31, 2024 due to decreases in returned check fees and the elimination of NSF fees in April 2023. Debit and credit card income decreased $0.1 million due to decreased customer activity and merchant referral revenue.
Noninterest Expense

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Salaries and employee benefits	$29,512	$27,601	$1,911	6.9%
Data processing and information technology	4,954	4,258	696	16.3%
Occupancy	3,870	3,835	35	0.9%
Furniture, equipment and software	3,472	2,861	611	21.4%
Professional services and legal	1,720	1,821	(101)	(5.5)%
Other taxes	1,871	1,790	81	4.5%
Marketing	1,943	1,853	90	4.9%
FDIC insurance	1,049	1,012	37	3.7%
Other	6,129	6,668	(539)	(8.1)%
Total Noninterest Expense	$54,520	$51,699	$2,821	5.5%
Noninterest expense increased $2.8 million to $54.5 million for the three months ended March 31, 2024 compared to the same period in 2023. Salaries and employee benefits increased $1.9 million for the three months ended March 31, 2024 due to annual merit increases, inflationary wage pressure and the acquisition of new talent. Data processing and information technology increased $0.7 million due to additional services provided through our third party provider. Furniture, equipment and software expenses increased $0.6 million as a result of software and technology investments, which further contributed to the overall increase in noninterest expense. Other noninterest expense decreased $0.5 million primarily due to the adoption of new accounting guidance on January 1, 2024. Amortization expense of $0.8 million related to tax credit equity investments is included in income tax expense for the three months ended March 31, 2024, compared to amortization expense of $0.5 million included in other noninterest expense for the same period in 2023.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes
The provision for income taxes decreased $1.7 million to $7.9 million for the three months ended March 31, 2024, compared to $9.6 million for the three months ended March 31, 2023. The decrease in our income tax provision was primarily due to a $10.2 million decrease in income before taxes in 2024 compared to 2023.
The effective tax rate, which is total tax expense as a percentage of income before taxes, increased to 20.2 percent for the three months ended March 31, 2024, compared to 19.4 percent in the same period in 2023. The increase in the effective tax rate for the three months ended March 31, 2024 was primarily due to the adoption of the proportional amortization method, or PAM, related to tax credit equity investments on January 1, 2024. Under the PAM, amortization expense related to tax credit equity investments is included in income tax expense for the three months ended March 31, 2024, compared to other noninterest expense for the same period in 2023.
Financial Condition as of March 31, 2024
Total assets were $9.5 billion at March 31, 2024, compared to $9.6 billion at December 31, 2023. Total portfolio loans remained unchanged at $7.7 billion at March 31, 2024, compared to December 31, 2023. The commercial loan portfolio decreased $38.1 million at March 31, 2024, compared to December 31, 2023, primarily due to a decrease of $45.0 million in C&I loans, offset by an increase of $10.1 million in CRE.
Securities remained unchanged at $1.0 billion at March 31, 2024 and December 31, 2023. The bond portfolio was in a net unrealized loss position of $87.8 million at March 31, 2024, compared to a net unrealized loss position of $82.0 million at December 31, 2023. The increase in the net unrealized loss portion of the bond portfolio of $5.8 million was due to a change in interest rates.
Our total deposits increased $78.6 million at March 31, 2024, compared to December 31, 2023. Customer deposits increased $77.8 million compared to December 31, 2023, as a result of our focus on deposit franchise. The pace of customers moving deposits to higher costing deposit types has moderated compared to the prior year
Total borrowings decreased $130.1 million to $373.5 million at March 31, 2024 compared to $503.6 million at December 31, 2023 primarily due to deposit growth.
Total shareholders’ equity increased by $11.6 million to $1.3 billion at March 31, 2024, compared to December 31, 2023. The increase was primarily due to net income of $31.2 million, offset by other comprehensive loss of $6.8 million and dividends of $12.7 million.
Securities Activity

(dollars in thousands)	March 31, 2024	December 31, 2023	$ Change
U.S. Treasury securities	$132,586	$133,786	$(1,200)
Obligations of U.S. government corporations and agencies	32,593	32,513	80
Collateralized mortgage obligations of U.S. government corporations and agencies	467,198	460,939	6,259
Residential mortgage-backed securities of U.S. government corporations and agencies	36,662	38,177	(1,515)
Commercial mortgage-backed securities of U.S. government corporations and agencies	275,749	273,425	2,324
Obligations of states and political subdivisions	25,005	30,468	(5,463)
Available-for-Sale Debt Securities	969,793	969,308	485
Equity securities	935	1,083	(148)
Total Securities Available for Sale	$970,728	$970,391	$337
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities remained unchanged at $1.0 billion at March 31, 2024 compared to December 31, 2023.
At March 31, 2024, our bond portfolio was in a net unrealized loss position of $87.8 million compared to a net unrealized loss position of $82.0 million at December 31, 2023. At March 31, 2024, our bond portfolio had gross unrealized losses of $88.4 million and $0.6 million in gross unrealized gains, compared to December 31, 2023, when total gross unrealized losses were $83.8 million offset by gross unrealized gains of $1.8 million.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loan Composition
The following table summarizes our loan portfolio as of the dates presented:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Commercial
Commercial real estate	$3,367,722	44.0%	$3,357,603	43.9%	$10,119	0.3%
Commercial and industrial	1,597,119	20.9%	1,642,106	21.5%	(44,987)	(2.7)%
Commercial construction	360,086	4.7%	363,284	4.7%	(3,198)	(0.9)%
Total Commercial Loans	5,324,927	69.6%	5,362,993	70.1%	(38,066)	(0.7)%
Consumer
Consumer real estate	2,222,875	29.0%	2,175,451	28.4%	47,424	2.2%
Other consumer	108,232	1.4%	114,897	1.5%	(6,665)	(5.8)%
Total Consumer Loans	2,331,107	30.4%	2,290,348	29.9%	40,759	1.8%
Total Portfolio Loans	$7,656,034	100.0%	$7,653,341	100.0%	2,693	—%

The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions, such as downturns in the borrower’s industry or the overall economic climate, can significantly impact the borrower’s ability to pay.
Total portfolio loans remained unchanged at $7.7 billion at March 31, 2024 and December 31, 2023. As of March 31, 2024, 64 percent of our total loans were variable rate loans and 36 percent were fixed rate loans, compared to 65 percent variable rate and 35 percent fixed rate at December 31, 2023. Commercial loans, including CRE, C&I and commercial construction, comprised 69.6 percent of total portfolio loans at March 31, 2024 and 70.1 percent at December 31, 2023. The commercial loan portfolio decreased $38.1 million at March 31, 2024 compared to December 31, 2023, primarily due to a decrease of $45.0 million in C&I, offset by an increase of $10.1 million in CRE. Loan volume has slowed due to higher interest rates and an uncertain macro environment.
Our multifamily and office segments are the most significant CRE and commercial construction concentrations within our portfolio. Approximately 95 percent of multifamily and office CRE loans are located within our market area, which includes Pennsylvania and the contiguous states of Ohio, New York, West Virginia, New Jersey, Delaware and Maryland
In the CRE segment, multifamily represented $580.8 million, or 7.6 percent of total portfolio loans, at March 31, 2024, compared to $569.4 million, or 7.4 percent, at December 31, 2023. The average loan size of multifamily CRE is $1.0 million, with an average loan-to-value of 56 percent. There were no special mention loans and $6.9 million substandard in the multifamily CRE segment at March 31, 2024, compared to special mention loans of $3.8 million and substandard of $13.0 million at December 31, 2023.
Office CRE was $482.0 million, or 6.3 percent of total portfolio loans, at March 31, 2024, compared to $480.5 million, or 6.3 percent, at December 31, 2023. The average loan size within the office CRE portfolio is $1.1 million, with an average loan-to-value of approximately 55 percent. Special mention loans in the office CRE segment were $12.3 million and substandard were $2.1 million at March 31, 2024, compared to special mention loans of $9.1 million and substandard of $2.5 million at December 31, 2023. Approximately 90 percent of the office portfolio is located in non-central business districts, with the remaining 10 percent in central business districts within our market area.
In addition, within the commercial construction segment, multifamily represented $115.3 million, or 1.5 percent of total portfolio loans, at March 31, 2024, compared to $119.0 million, or 1.6 percent, at December 31, 2023. Commercial construction office was $29.5 million, or 0.4 percent of total portfolio loans, at December 31, 2024, compared to $36.0 million, or 0.5 percent, at December 31, 2023. There were no special mention or substandard commercial construction loans within our multifamily or office segments for the periods presented.
Consumer loans represent 30.4 percent of our total portfolio loans at March 31, 2024 and 29.9 percent at December 31, 2023. The consumer loan portfolio increased $40.8 million at March 31, 2024, primarily due to growth in our consumer real estate portfolio of $47.4 million compared to December 31, 2023. Consistent with 2023, we continue to retain consumer real estate loans on our balance sheet as portfolio loans, versus selling these loans due to the loan pricing in the secondary market.
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
The following table presents activity in the ACL for the periods presented:

	Three Months Ended March 31, 2024
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$37,886	$34,538	$5,382	$12,858	$14,663	$2,639	$107,966
Provision for credit losses on loans(1)	2,838	680	(233)	(995)	859	276	3,425
Charge-offs	(5,205)	(1,128)	—	(98)	(139)	(369)	(6,939)
Recoveries	93	117	—	33	27	80	350
Net Charge-offs	(5,112)	(1,011)	—	(65)	(112)	(289)	(6,589)
Balance at End of Period	$35,612	$34,207	$5,149	$11,798	$15,410	$2,626	$104,802
(1) Excludes the provision for credit losses for unfunded commitments.
The following table presents key ACL ratios for the periods presented:

	March 31, 2024	December 31, 2023
Ratio of net charge-offs to average loans outstanding(1)	0.35%	0.18%
Allowance for credit losses as a percentage of total portfolio loans	1.37%	1.41%
Allowance for credit losses to nonaccrual loans	316%	471%
(1) Year-to-date net charge-offs annualized
Net loan charge-offs were $6.6 million, or 0.35 percent of average loans, for the three months ended March 31, 2024. Refer to the "Provision for Credit Losses" section of this MD&A for further details.
The ACL was $104.8 million, or 1.37 percent of total portfolio loans, at March 31, 2024, compared to $108.0 million, or 1.41 percent of total portfolio loans, at December 31, 2023. The decrease in the ACL of $3.2 million was primarily related to decreased exposure in our healthcare portfolio.
Substandard loans decreased $20.3 million to $153.0 million at March 31, 2024, compared to $173.3 million at December 31, 2023. The decrease in substandard loans was primarily due to loan payoffs and commercial charge-offs of $6.6 million. Special mention loans increased $11.5 million to $147.3 million at March 31, 2024, compared to $135.8 million at December 31, 2023. The increase in special mention loans was primarily due to risk rating downgrades in our C&I portfolio.
Our allowance on unfunded loan commitments and letters of credit provide for the risk of expected loss in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on the Condensed Consolidated Statements of Comprehensive Income. The allowance for unfunded loan commitments decreased $0.8 million to $6.0 million at March 31, 2024, compared to $6.8 million at December 31, 2023. The decrease was due to decreased loss rates and a reduction in unused commitments in our construction portfolio. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming assets, or NPA's, consist of nonaccrual loans and OREO. The following represents NPA's as of the dates presented:

(dollars in thousands)	March 31, 2024	December 31, 2023	$ Change
Nonaccrual Loans
Commercial real estate	$18,082	$7,267	$10,815
Commercial and industrial	3,092	3,244	(152)
Commercial construction	4,960	4,960	—
Consumer real estate	6,869	7,146	(277)
Other Consumer	206	330	(124)
Total Nonaccrual Loans	33,209	22,947	10,262
OREO	140	75	65
Total Nonperforming Assets	$33,349	$23,022	$10,327
Asset Quality Ratios:
Nonaccrual loans as a percent of total portfolio loans	0.43%	0.30%
Nonperforming assets as a percent of total portfolio loans plus OREO	0.44%	0.30%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past the contractual due date. Nonaccrual loans increased $10.3 million to $33.2 million at March 31, 2024, compared to $22.9 million at December 31, 2023. The increase in nonaccrual loans primarily related to the addition of a $16.4 million CRE loan, which was written down to the value of an asset sale agreement and a $3.2 million partial charge-off was processed. The sale is expected to take place later in 2024. Partially offsetting the increase in nonaccrual loans for the three months ended March 31, 2024, was the payoff of a $5.9 million CRE loan.
Deposits
Deposits are our primary source of funds. We have a well-diversified deposit base with a balance mix of 58.3 percent personal, 32.1 percent business, 4.6 percent public funds and 5.0 percent brokered at March 31, 2024.

	March 31, 2024		December 31, 2023
(dollars in thousands)	Amount	% of Deposits	Amount	% of Deposits	$ Change	% Change
Personal	$4,429,093	58.3%	$4,244,387	56.4%	$184,706	4.4%
Business	2,443,009	32.1%	2,565,853	34.1%	(122,844)	(4.8)%
Public funds	351,806	4.6%	335,876	4.5%	15,930	4.7%
Brokered	376,439	5.0%	375,653	5.0%	786	0.2%
Total Deposits	$7,600,347	100.0%	$7,521,769	100.0%	$78,578	1.0%
The following table presents the composition of deposits for the periods presented:

(dollars in thousands)	March 31, 2024	December 31, 2023	$ Change
Customer Deposits
Noninterest-bearing demand	$2,188,927	$2,221,942	$(33,015)
Interest-bearing demand	848,729	825,787	22,942
Money market	1,781,718	1,741,189	40,529
Savings	936,056	950,546	(14,490)
Certificates of deposit	1,468,478	1,406,652	61,826
Total Customer Deposits	7,223,908	7,146,116	77,792
Brokered Deposits
Money market	100,439	200,653	(100,214)
Certificates of deposit	276,000	175,000	101,000
Total Brokered Deposits	376,439	375,653	786
Total Deposits	$7,600,347	$7,521,769	$78,578

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our total deposits increased $78.6 million at March 31, 2024, compared to December 31, 2023. Customer deposits increased $77.8 million compared to December 31, 2023, as a result of our focus on deposit franchise. While we are still seeing movement by customers to higher cost certificate of deposits, the rate of customers moving deposits to higher costing deposit types has moderated compared to the prior year.
As a member of the IntraFi network, we are able to offer our customers insurance coverage on interest-bearing demand, money market and certificate of deposit balances in excess of the FDIC insurance limits. IntraFi balances increased $29.1 million to $306.8 million at March 31, 2024, compared to $277.7 million at December 31, 2023. We had total uninsured deposits of $2.3 billion, or 30 percent of our total deposit base, at both March 31, 2024 and December 31, 2023.
Borrowings

(dollars in thousands)	March 31, 2024	December 31, 2023	$ Change
Short-term borrowings	$285,000	$415,000	$(130,000)
Long-term borrowings	39,156	39,277	(121)
Junior subordinated debt securities	49,373	49,358	15
Total Borrowings	$373,529	$503,635	$(130,106)
Borrowings are an additional source of funding for us. Total borrowings decreased $130.1 million to $373.5 million at March 31, 2024, compared to $503.6 million at December 31, 2023, primarily due to deposit growth.
Information pertaining to short-term borrowings is summarized in the table below for the three months ended March 31, 2024 and the twelve months ended December 31, 2023.

	Short-Term Borrowings
(dollars in thousands)	March 31, 2024	December 31, 2023
Balance at the period end	$285,000	$415,000
Average balance during the period	$408,351	$500,421
Average interest rate during the period	5.37%	5.44%
Maximum month-end balance during the period	$465,000	$630,000
Average interest rate at the period end	5.11%	5.65%
Information pertaining to long-term borrowings and junior subordinated debt securities is summarized in the tables below for the three months ended March 31, 2024 and the twelve months ended December 31, 2023.

	Long-Term Borrowings
(dollars in thousands)	March 31, 2024	December 31, 2023
Balance at the period end	$39,156	$39,277
Average balance during the period	$39,221	$31,706
Average interest rate during the period	4.53%	4.20%
Maximum month-end balance during the period	$39,237	$39,589
Average interest rate at the period end	4.47%	4.52%

	Junior Subordinated Debt Securities
(dollars in thousands)	March 31, 2024	December 31, 2023
Balance at the period end	$49,373	$49,358
Average balance during the period	$49,364	$52,215
Average interest rate during the period	8.23%	7.87%
Maximum month-end balance during the period	$49,373	$54,483
Average interest rate at the period end	7.92%	7.98%

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
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing deposits and attract new deposits, mitigating any funding dependency on other more volatile funding sources. Refer to the "Financial Condition as of March 31, 2024 - Deposits" section of this MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program. Additional funding sources accessible to S&T include borrowing availability at the Federal Home Loan Bank of Pittsburgh, or FHLB, federal funds lines with other financial institutions and the brokered deposit market. We also have availability at the Federal Reserve Discount Window through the Borrower-in-Custody Program.
In response to the bank failures in March 2023, the Federal Reserve authorized additional funding availability to eligible depository institutions through the Federal Reserve Bank Term Funding Program, or BTFP. The temporary program was intended to help assure depositors that their institutions have an additional source of liquidity to meet their needs. Under the program, any collateral eligible for purchase by the Federal Reserve Banks in open market operations could be pledged, including U.S. Treasury securities, U.S. Agencies and U.S. Agency mortgage-backed securities. Collateral advances were equal to 100 percent of the par value of the collateral pledged with a term of up to one year. Interest was charged at a fixed rate equal to the one-year overnight index swap rate plus 10 basis points with no prepayment penalty. The BTFP ceased making new loans as scheduled on March 11, 2024.
Available borrowing capacity exceeds uninsured deposits of $2.3 billion. The following table summarizes funding sources available as of the dates presented:

	March 31, 2024			December 31, 2023
(dollars in thousands)	Borrowing Capacity	Balance	Available	Borrowing Capacity	Balance	Available
FHLB	$3,323,321	$255,706	$3,067,615	$3,241,098	$552,136	$2,688,962
Borrower-in-Custody Program	775,278	—	775,278	769,653	—	769,653
Federal Reserve BTFP(1)	200,000	200,000	—	636,963	—	636,963
Total	$4,298,599	$455,706	$3,842,893	$4,647,714	$552,136	$4,095,578
(1) Lending program created by the Federal Reserve in March 2023, new loans under the program ended March 11, 2024.
We have contractual obligations representing required future payments on certificates of deposit, junior subordinated debt securities, short-term borrowings, long-term borrowings, operating and capital leases, funding commitments on tax credit equity investments and purchase obligations. See the Liquidity and Capital Resources portion of our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K for more information on these future cash outflows. Customer certificates of deposit increased $61.8 million to $1.5 billion at March 31, 2024, compared to December 31, 2023 and short-term borrowings decreased $130.0 million to $285.0 million at March 31, 2024, compared to December 31, 2023. Other than these changes, there have been no material changes to the contractual obligations previously disclosed in our 2023 Form 10-K.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At March 31, 2024, S&T Bank had $711.0 million in highly liquid assets, which consisted primarily of $143.3 million in interest-bearing deposits with banks and $567.7 million in unpledged securities. This resulted in a highly liquid assets to total assets ratio of 7.5 percent at March 31, 2024.
We continue to maintain a strong capital position with our leverage ratio at 11.30 percent at March 31, 2024, compared to 11.21 percent at December 31, 2023, both in excess of the well-capitalized regulatory guideline of 5.00 percent. We continue to be well-capitalized with a risk-based Common Equity Tier 1 ratio of 13.59 percent at March 31, 2024, compared to 13.37 percent at December 31, 2023, both in excess of the well-capitalized regulatory guideline of 6.50 percent.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes capital amounts and ratios for S&T and S&T Bank as of the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	March 31, 2024		December 31, 2023
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$1,047,165	11.30%	$1,034,828	11.21%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	1,023,165	13.59%	1,010,828	13.37%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,047,165	13.91%	1,034,828	13.69%
Total capital to risk-weighted assets	8.00%	10.00%	1,166,371	15.49%	1,154,376	15.27%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$1,005,771	10.86%	$995,824	10.79%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	1,005,771	13.37%	995,824	13.18%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,005,771	13.37%	995,824	13.18%
Total capital to risk-weighted assets	8.00%	10.00%	1,124,941	14.95%	1,115,315	14.76%
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
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of March 31, 2024, we had not issued any securities pursuant to this shelf registration statement.

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
The table below reflects the rate shock analyses results for the 1-12 and 13-24 month periods of pretax net interest income and EVE.

	March 31, 2024			December 31, 2023
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	7.0	6.5	(31.7)	3.5	7.6	(31.4)
300	4.8	4.4	(23.8)	2.4	5.4	(23.5)
200	2.6	2.3	(15.5)	1.2	3.4	(15.2)
100	0.8	0.9	(7.1)	0.2	1.6	(7.3)
-100	(4.2)	(5.1)	3.6	(3.5)	(5.1)	3.7
-200	(6.0)	(7.4)	4.3	(4.2)	(6.7)	3.8
-300	(9.0)	(12.0)	—	(6.6)	(11.2)	(0.5)
-400	(12.7)	(17.2)	(10.5)	(9.3)	(15.1)	(13.7)

S&T BANCORP, INC. AND SUBSIDIARIES
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
Our rate shock analyses show more improvement in the percentage change in pretax net interest income in the rates up scenarios when comparing March 31, 2024 to December 31, 2023 primarily due to changes in our funding mix. The percentage change in pretax net interest income in the rates down scenario shows a decline when comparing March 31, 2024 to December 31, 2023 primarily due to changes in our funding mix. Our EVE analyses remain relatively unchanged in the rates up scenarios. The percentage change in our EVE show improvement in rates down scenarios when comparing March 31, 2024 to December 31, 2023. These changes are mainly the result of changes to our funding mix.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of March 31, 2024. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2024, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

S&T BANCORP, INC. AND SUBSIDIARIES

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes to the risk factors that we have previously disclosed in Part I, Item 1A – “Risk Factors” in our 2023 Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table is a summary of our purchases of common stock during the first quarter of 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Approximate dollar value of shares that may yet be purchased under the plan
				$50,000,000
01/01/2024-01/31/2024	—	$—	—	50,000,000

02/01/2024-02/29/2024	—	—	—	50,000,000

03/01/2024-03/31/2024	—	—	—	$50,000,000
(1) On January 24, 2024, our Board of Directors authorized a new $50 million share repurchase plan. The new plan replaced the existing share repurchase plan effective immediately and is set to expire May 30, 2025. This repurchase authorization permits S&T to repurchase shares of S&T's common stock from time to time through a combination of open market and privately negotiated repurchases up to the authorized $50 million aggregate value of S&T's common stock. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and S&T’s financial performance. The repurchase plan does not obligate S&T to repurchase any particular number of shares. S&T expects to fund any repurchases from cash on hand and internally generated funds. Any share repurchases will not begin until permissible under applicable laws.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
(c) During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

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

S&T Bancorp, Inc. (Registrant)

May 2, 2024	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)