Form 10-Q
period 2024-06-30
S&T BANCORP INC
filed 2024-08-01
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Common Stock, $2.50 Par Value - 38,256,204 shares as of July 31, 2024

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $172,549 and $160,802 at June 30, 2024 and December 31, 2023	$246,310	$233,612
Securities available for sale, at fair value	977,958	970,391
Loans held for sale	188	153
Portfolio loans, net of unearned income	7,713,570	7,653,341
Allowance for credit losses	(106,150)	(107,966)
Portfolio loans, net	7,607,420	7,545,375
Bank owned life insurance	84,187	84,008
Premises and equipment, net	46,959	49,006
Federal Home Loan Bank and other restricted stock, at cost	12,056	25,082
Goodwill	373,424	373,424
Other assets	286,960	270,475
Total Assets	$9,635,462	$9,551,526
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,206,589	$2,221,942
Interest-bearing demand	789,317	825,787
Money market	2,008,486	1,941,842
Savings	906,794	950,546
Certificates of deposit	1,769,150	1,581,652
Total Deposits	7,680,336	7,521,769
Short-term borrowings	275,000	415,000
Long-term borrowings	39,034	39,277
Junior subordinated debt securities	49,388	49,358
Other liabilities	270,261	242,677
Total Liabilities	8,314,019	8,268,081
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at June 30, 2024 and December 31, 2023 Outstanding—38,256,204 shares at June 30, 2024 and 38,232,806 shares at December 31, 2023	103,623	103,623
Additional paid-in capital	409,874	409,034
Retained earnings	999,115	959,604
Accumulated other comprehensive loss	(93,934)	(90,901)
Treasury stock — 3,193,240 shares at June 30, 2024 and 3,216,638 shares at December 31, 2023, at cost	(97,235)	(97,915)
Total Shareholders’ Equity	1,321,443	1,283,445
Total Liabilities and Shareholders’ Equity	$9,635,462	$9,551,526
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Loans, including fees	$119,564	$108,699	$238,141	$211,423
Investment Securities:
Taxable	8,761	7,806	17,356	15,263
Tax-exempt	168	215	361	429
Dividends	272	613	661	1,121
Total Interest and Dividend Income	128,765	117,333	256,519	228,236
INTEREST EXPENSE
Deposits	39,629	20,102	76,291	35,005
Borrowings, junior subordinated debt securities and other	5,542	9,108	13,157	16,317
Total Interest Expense	45,171	29,210	89,448	51,322
NET INTEREST INCOME	83,594	88,123	167,071	176,914
Provision for credit losses	422	10,529	3,049	11,451
Net Interest Income After Provision for Credit Losses	83,172	77,594	164,022	165,463
NONINTEREST INCOME
Net loss on sale of securities	(3,150)	—	(3,147)	—
Debit and credit card	4,713	4,645	8,948	9,018
Service charges on deposit accounts	4,089	3,928	7,917	8,004
Wealth management	2,995	3,185	6,037	6,133
Mortgage banking	254	289	531	590
Other	4,404	2,144	5,849	3,636
Total Noninterest Income	13,305	14,191	26,135	27,381
NONINTEREST EXPENSE
Salaries and employee benefits	30,388	25,391	59,900	52,992
Data processing and information technology	4,215	4,177	9,169	8,435
Occupancy	3,649	3,710	7,519	7,545
Furniture, equipment and software	3,382	3,192	6,854	6,053
Marketing	1,404	1,459	3,347	3,312
Other taxes	1,433	1,322	3,304	3,112
Professional services and legal	1,403	2,069	3,123	3,890
FDIC insurance	1,053	1,032	2,102	2,044
Other	6,681	7,281	12,810	13,949
Total Noninterest Expense	53,608	49,633	108,128	101,332
Income Before Taxes	42,869	42,152	82,029	91,512
Income tax expense	8,498	7,685	16,419	17,246
Net Income	$34,371	$34,467	$65,610	$74,266
Earnings per share—basic	$0.90	$0.89	$1.72	$1.92
Earnings per share—diluted	$0.89	$0.89	$1.70	$1.91
Dividends declared per share	$0.33	$0.32	$0.66	$0.64
Comprehensive Income	$38,134	$17,082	$62,576	$72,348
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at March 31, 2023	$103,623	$407,113	$890,840	$(96,658)	$(77,123)	$1,227,795
Net income for the three months ended June 30, 2023	—	—	34,467	—	—	34,467
Other comprehensive loss, net of tax	—	—	—	(17,385)	—	(17,385)
Cash dividends declared ($0.32 per share)	—	—	(12,416)	—	—	(12,416)
Treasury stock issued for restricted stock awards (32,041 shares)	—	(997)	—	—	997	—
Forfeitures of restricted stock awards (48,853 shares)	—	—	1,083	—	(1,546)	(463)
Repurchase of S&T Stock (739,426 shares)	—	—	—	—	(19,998)	(19,998)
Recognition of restricted stock compensation expense	—	853	—	—	—	853
Balance at June 30, 2023	$103,623	$406,969	$913,974	$(114,043)	$(97,670)	$1,212,853
See Notes to Consolidated Financial Statements

	Three months ended June 30, 2024
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at March 31, 2024	$103,623	$409,857	$977,195	$(97,697)	$(97,904)	$1,295,074
Net Income for the three months ended June 30,2024	—	—	34,371	—	—	34,371
Other comprehensive income, net of tax	—	—	—	3,763	—	3,763
Cash dividends declared ($0.33 per share)	—	—	(12,672)	—	—	(12,672)
Treasury stock issued for restricted stock awards (53,691 shares)	—	(1,634)	—	—	1,634	—
Forfeitures of restricted stock awards (30,767 shares)	—	—	221	—	(965)	(744)
Recognition of restricted stock compensation expense	—	1,651	—	—	—	1,651
Balance at June 30, 2024	$103,623	$409,874	$999,115	$(93,934)	$(97,235)	$1,321,443
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Six Months Ended June 30, 2023
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2023	$103,623	$406,283	$863,948	$(112,125)	$(77,070)	$1,184,659
Net income for the six months ended June 30, 2023	—	—	74,266	—	—	74,266
Other comprehensive loss, net of tax	—	—	—	(1,918)	—	(1,918)
Impact of adoption of ASU 2022-02	—	—	(447)	—	—	(447)
Cash dividends declared ($0.64 per share)	—	—	(24,910)	—	—	(24,910)
Treasury stock issued for restricted stock awards (32,041 shares)	—	(997)	—	—	997	—
Forfeitures of restricted stock awards (50,430 shares)	—	—	1,117	—	(1,599)	(482)
Repurchase of S&T stock (739,426 shares)	—	—	—	—	(19,998)	(19,998)
Recognition of restricted stock compensation expense	—	1,683	—	—	—	1,683
Balance at June 30, 2023	$103,623	$406,969	$913,974	$(114,043)	$(97,670)	$1,212,853
See Notes to Consolidated Financial Statements

	Six months ended June 30, 2024
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2024	$103,623	$409,034	$959,604	$(90,901)	$(97,915)	$1,283,445
Net income for the six months ended June 30, 2024	—	—	65,610	—	—	65,610
Other comprehensive loss, net of tax	—	—	—	(3,033)	—	(3,033)
Impact of adoption of ASU 2023-02	—	—	(1,002)	—	—	(1,002)
Cash dividends declared ($0.66 per share)	—	—	(25,333)	—	—	(25,333)
Treasury stock issued for restricted stock awards (55,753 shares)	—	(1,697)	—	—	1,697	—
Forfeitures of restricted stock awards (32,355 shares)	—	—	236	—	(1,017)	(781)
Recognition of restricted stock compensation expense	—	2,537	—	—	—	2,537
Balance at June 30, 2024	$103,623	$409,874	$999,115	$(93,934)	$(97,235)	$1,321,443
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(dollars in thousands)	2024	2023
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$91,046	$83,048
INVESTING ACTIVITIES
Purchases of securities	(123,615)	(31,725)
Proceeds from maturities, prepayments and calls of securities	64,806	61,532
Proceeds from sales of securities	46,733	—
Redemption (purchases) of Federal Home Loan Bank stock	13,026	(8,236)
Net increase in loans	(75,016)	(149,109)
Proceeds from sale of portfolio loans	8,923	8,333
Proceeds from sale of other real estate owned	77	24
Purchases of premises and equipment	(1,409)	(2,687)
Proceeds from the sale of premises and equipment	27	705
Proceeds from life insurance settlement	784	338
Net payments from cash flow hedge	(4,910)	(5,344)
Net Cash Used in Investing Activities	(70,574)	(126,169)
FINANCING ACTIVITIES
Net decrease in demand, money market and savings deposits	(28,931)	(477,313)
Net increase in certificates of deposit	187,506	398,591
Net (decrease) increase in short-term borrowings	(140,000)	160,000
Proceeds from long-term borrowings	—	25,000
Repayments on long-term borrowings	(243)	(228)
Repurchase of shares for taxes on restricted stock	(781)	(482)
Cash dividends paid to common shareholders	(25,325)	(24,781)
Repurchase of common stock	—	(19,808)
Net Cash (Used in) Provided by Financing Activities	(7,774)	60,979
Net increase in cash and due from banks	12,698	17,858
Cash and due from banks at beginning of period	233,612	210,009
Cash and Due From Banks at End of Period	$246,310	$227,867

Supplemental Disclosures
Right of use assets obtained in exchange for lease obligations	$—	$1,846
Cash paid for interest	$82,646	$41,359
Cash paid for income taxes, net of refunds	$9,650	$23,625
Transfers of loans to other real estate owned	$113	$29
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
Reclassification
Amounts in prior period financial statements and footnotes are reclassified whenever necessary to conform to the current period presentation. Reclassifications had no effect on our consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Recently Adopted Accounting Standards
Investments Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
In March 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-02, Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, or PAM, to allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. If certain conditions are met, a reporting entity may elect to account for its tax equity investments using the PAM regardless of the program from which it receives income tax credits, instead of only using it for low-income-housing tax credit, or LIHTC, structures. This amendment also eliminates the ability to account for LIHTC investments using the cost method. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We adopted this ASU, as of January 1, 2024, using a modified retrospective transition approach, which resulted in a $1.0 million cumulative effect adjustment being recorded to retained earnings related to the transition of the cost method to the PAM on LIHTC partnerships. We also elected to apply PAM to our qualifying historic tax credit, or HTC, equity investments. Results for reporting periods beginning after January 1, 2024 are presented using the PAM, while prior period amounts continue to be reported in accordance with previously applicable GAAP. Under the previously applicable accounting guidance, tax credit investments were accounted for using the cost method. The investment was amortized on a straight-line basis over a maximum of 10 years, which represents the period over which the tax credits will be utilized. The amortization expense was recognized in other noninterest expense and the tax credits offset income tax expense. Under the PAM, the equity investment is amortized in proportion to the income tax credits and other income tax benefits received. The amortization expense and the income tax credits are required to be presented on a net basis in income tax expense on the Condensed Consolidated Statements of Comprehensive Income. Refer to Note 7 Tax Credit Equity Investments for additional disclosures.

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
NOTE 2. EARNINGS PER SHARE
Diluted EPS is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted EPS. The treasury stock method was used to determine EPS for the three and six months ended June 30, 2024 and the two-class method was used to determined EPS for the three and six months ended June 30, 2023.
The following table reconciles the numerators and denominators of basic and diluted EPS calculations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Numerator for Earnings per Share—Basic and Diluted:
Net income	$34,371	$34,467	$65,610	$74,266
Less: Income allocated to participating shares	—	33	10	107
Net Income Allocated to Shareholders	$34,371	$34,434	$65,600	$74,159

Denominator for Earnings per Share—Treasury Stock Method:
Weighted Average Shares Outstanding—Basic	38,243,859	38,510,772	38,217,944	38,687,342
Add: Potentially dilutive shares	287,833	131,886	277,678	175,013
Denominator for Treasury Stock Method—Diluted	38,531,692	38,642,658	38,495,622	38,862,355

Denominator for Earnings per Share—Two-Class Method:
Weighted Average Shares Outstanding—Basic	38,243,859	38,510,772	38,217,944	38,687,342
Add: Average participating shares outstanding	287,833	103,250	271,338	134,544
Denominator for Two-Class Method—Diluted	38,531,692	38,614,022	38,489,282	38,821,886

Earnings per share—basic	$0.90	$0.89	$1.72	$1.92
Earnings per share—diluted	$0.89	$0.89	$1.70	$1.91
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	323	3,331	181	1,849

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. FAIR VALUE MEASUREMENTS
We use fair value measurements when recording and disclosing certain financial assets and liabilities. Debt securities, equity securities, securities held in a deferred compensation plan and derivative financial instruments are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other financial instruments at fair value on a nonrecurring basis, such as loans held for sale, individually assessed loans, other real estate owned, or OREO, and other repossessed assets, mortgage servicing rights, or MSRs, and certain other assets.
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
There have been no changes in our valuation methodologies during the three and six months ended June 30, 2024. Refer to Note 1 Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2023 Form 10-K for more information on the valuation methodologies that we use for financial instruments recorded at fair value on a recurring or nonrecurring basis.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	June 30, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$113,449	$—	$—	$113,449
Obligations of U.S. government corporations and agencies	—	24,786	—	24,786
Collateralized mortgage obligations of U.S. government corporations and agencies	—	519,325	—	519,325
Residential mortgage-backed securities of U.S. government corporations and agencies	—	35,298	—	35,298
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	256,540	—	256,540
Obligations of states and political subdivisions	—	24,441	—	24,441
Total Available-for-Sale Debt Securities	113,449	860,390	—	973,839
Equity securities	4,119	—	—	4,119
Total Securities Available for Sale	117,568	860,390	—	977,958
Securities held in a deferred compensation plan	10,503	—	—	10,503
Derivative financial assets:
Interest rate swaps - commercial loans	—	70,313	—	70,313
Total Assets	$128,071	$930,703	$—	$1,058,774
LIABILITIES
Derivative financial liabilities:
Interest rate swaps - commercial loans	$—	$70,765	$—	$70,765
Interest rate swaps - cash flow hedge	—	17,156	—	17,156
Total Liabilities	$—	$87,921	$—	$87,921

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$133,786	$—	$—	$133,786
Obligations of U.S. government corporations and agencies	—	32,513	—	32,513
Collateralized mortgage obligations of U.S. government corporations and agencies	—	460,939	—	460,939
Residential mortgage-backed securities of U.S. government corporations and agencies	—	38,177	—	38,177
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	273,425	—	273,425
Obligations of states and political subdivisions	—	30,468	—	30,468
Total Available-for-Sale Debt Securities	133,786	835,522	—	969,308
Equity securities	1,010	73	—	1,083
Total Securities Available for Sale	134,796	835,595	—	970,391
Securities held in a deferred compensation plan	9,399	—	—	9,399
Derivative financial assets:
Interest rate swaps - commercial loans	—	63,018	—	63,018
Total Assets	$144,195	$898,613	$—	$1,042,808
LIABILITIES
Derivative financial liabilities:
Interest rate swaps - commercial loans	$—	$63,554	$—	$63,554
Interest rate swaps - cash flow hedge	—	14,739	—	14,739
Total Liabilities	$—	$78,293	$—	$78,293

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our consolidated financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either June 30, 2024 or December 31, 2023. There were no assets measured at fair value on a nonrecurring basis as of June 30, 2024 and one Level 2 individually assessed loan measured at fair value on a nonrecurring basis as of December 31, 2023 for $5.9 million.
Fair Value of Financial Instruments
The following tables present the carrying values and fair values of our financial instruments at the dates presented:

	Carrying Value(1)	Fair Value Measurements at June 30, 2024
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$246,310	$246,310	$246,310	$—	$—
Securities available for sale	977,958	977,958	117,568	860,390	—
Loans held for sale	188	188	—	188	—
Portfolio loans, net	7,607,420	7,306,637	—	—	7,306,637
Collateral receivable	6,265	6,265	6,265	—	—
Securities held in a deferred compensation plan	10,503	10,503	10,503	—	—
Mortgage servicing rights	5,972	8,664	—	—	8,664
Interest rate swaps - commercial loans	70,313	70,313	—	70,313	—
LIABILITIES
Deposits	$7,680,336	$7,669,604	$5,911,186	$1,758,418	$—
Collateral payable	56,680	56,680	56,680	—	—
Short-term borrowings	275,000	274,593	—	274,593	—
Long-term borrowings	39,034	38,881	—	38,881	—
Junior subordinated debt securities	49,388	49,388	—	49,388	—
Interest rate swaps - commercial loans	70,765	70,765	—	70,765	—
Interest rate swaps - cash flow hedge	17,156	17,156	—	17,156	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2023
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$233,612	$233,612	$233,612	$—	$—
Securities available for sale	970,391	970,391	134,796	835,595	—
Loans held for sale	153	153	—	153	—
Portfolio loans, net	7,545,375	7,263,270	—	—	7,263,270
Collateral receivable	5,356	5,356	5,356	—	—
Securities held in a deferred compensation plan	9,399	9,399	9,399	—	—
Mortgage servicing rights	6,345	8,704	—	—	8,704
Interest rate swaps - commercial loans	63,018	63,018	—	63,018	—
LIABILITIES
Deposits	$7,521,769	$7,511,598	$5,940,117	$1,571,481	$—
Collateral payable	50,920	50,920	50,920	—	—
Short-term borrowings	415,000	415,000	—	415,000	—
Long-term borrowings	39,277	38,995	—	38,995	—
Junior subordinated debt securities	49,358	49,358	—	49,358	—
Interest rate swaps - commercial loans	63,554	63,554	—	63,554	—
Interest rate swaps - cash flow hedge	14,739	14,739	—	14,739	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. SECURITIES
The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	June 30, 2024	December 31, 2023
Debt securities	$973,839	$969,308
Equity securities	4,119	1,083
Total Securities Available for Sale	$977,958	$970,391
The following table presents the amortized cost and fair value of available-for-sale debt securities as of the dates presented:

	June 30, 2024				December 31, 2023
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$123,296	$—	$(9,847)	$113,449	$144,292	$—	$(10,506)	$133,786
Obligations of U.S. government corporations and agencies	25,310	—	(524)	24,786	33,342	—	(829)	32,513
Collateralized mortgage obligations of U.S. government corporations and agencies	569,806	342	(50,823)	519,325	507,942	1,068	(48,071)	460,939
Residential mortgage-backed securities of U.S. government corporations and agencies	42,301	2	(7,005)	35,298	44,707	7	(6,537)	38,177
Commercial mortgage-backed securities of U.S. government corporations and agencies	272,741	124	(16,325)	256,540	290,775	458	(17,808)	273,425
Obligations of states and political subdivisions	25,017	—	(576)	24,441	30,255	213	—	30,468
Total Available-for-Sale Debt Securities(1)	$1,058,471	$468	$(85,100)	$973,839	$1,051,313	$1,746	$(83,751)	$969,308
(1) Excludes interest receivable of $3.8 million at June 30, 2024 and $3.8 million at December 31, 2023. Interest receivable is included in other assets in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category as of the dates presented:

	June 30, 2024
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	12	$113,449	$(9,847)	12	$113,449	$(9,847)
Obligations of U.S. government corporations and agencies	—	—	—	4	24,786	(524)	4	24,786	(524)
Collateralized mortgage obligations of U.S. government corporations and agencies	11	108,262	(893)	60	357,948	(49,930)	71	466,210	(50,823)
Residential mortgage-backed securities of U.S. government corporations and agencies	11	69	—	14	35,057	(7,005)	25	35,126	(7,005)
Commercial mortgage-backed securities of U.S. government corporations and agencies	3	30,145	(253)	24	202,566	(16,072)	27	232,711	(16,325)
Obligations of states and political subdivisions	4	24,441	(576)	—	—	—	4	24,441	(576)
Total	29	$162,917	$(1,722)	114	$733,806	$(83,378)	143	$896,723	$(85,100)

	December 31, 2023
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	1	$10,036	$(52)	13	$123,750	$(10,454)	14	$133,786	$(10,506)
Obligations of U.S. government corporations and agencies	—	—	—	5	32,513	(829)	5	32,513	(829)
Collateralized mortgage obligations of U.S. government corporations and agencies	4	35,161	(318)	57	351,220	(47,753)	61	386,381	(48,071)
Residential mortgage-backed securities of U.S. government corporations and agencies	10	100	(1)	14	37,877	(6,536)	24	37,977	(6,537)
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—	—	29	249,005	(17,808)	29	249,005	(17,808)
Total	15	$45,297	$(371)	118	$794,365	$(83,380)	133	$839,662	$(83,751)
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit impairment or other factors. We do not believe any individual unrealized loss as of June 30, 2024 represents a credit impairment. There were 143 debt securities in an unrealized loss position at June 30, 2024 and 133 debt securities in an unrealized loss position at December 31, 2023. The unrealized losses on debt securities were attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security. At June 30, 2024, we do not intend to sell, and it is more likely than not that we will not be required to sell, the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated other comprehensive income (loss), for the periods presented:

	June 30, 2024			December 31, 2023
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Total unrealized gains (losses) on available-for-sale debt securities	$468	$(85,100)	$(84,632)	$1,746	$(83,751)	$(82,005)
Income tax (expense) benefit	(101)	18,329	18,228	(372)	17,824	17,452
Net Unrealized Gains (Losses), Net of Tax Included in Accumulated Other Comprehensive Income (Loss)	$367	$(66,771)	$(66,404)	$1,374	$(65,927)	$(64,553)
The amortized cost and fair value of available-for-sale debt securities at June 30, 2024 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2024
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies and obligations of states and political subdivisions
Due in one year or less	$15,006	$14,866
Due after one year through five years	136,217	125,958
Due after five years through ten years	22,400	21,852
Due after ten years	—	—
Available-for-Sale Debt Securities With Fixed Maturities	173,623	162,676
Debt Securities without a single maturity date
Collateralized mortgage obligations of U.S. government corporations and agencies	569,806	519,325
Residential mortgage-backed securities of U.S. government corporations and agencies	42,301	35,298
Commercial mortgage-backed securities of U.S. government corporations and agencies	272,741	256,540
Total Available-for-Sale Debt Securities	$1,058,471	$973,839
Debt securities are pledged in order to meet various regulatory and legal requirements. Restricted pledged securities had a carrying value of $189.6 million at June 30, 2024 and $18.4 million at December 31, 2023. Unrestricted pledged securities had a carrying value of $214.3 million at June 30, 2024 and $214.0 million at December 31, 2023. Any changes to restricted pledged securities require approval of the pledge beneficiary. Approval is not required for unrestricted pledged securities.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are presented net of unearned income. Unearned income consisted of net deferred loan fees and costs of $5.4 million at June 30, 2024 and $6.6 million at December 31, 2023 and a discount related to purchase accounting fair value adjustments of $2.7 million at June 30, 2024 and $3.1 million at December 31, 2023.
The following table summarizes the composition of originated and acquired loans as of the dates presented:

(dollars in thousands)	June 30, 2024	December 31, 2023
Commercial real estate	$2,672,527	$2,659,135
Commercial and industrial	1,421,955	1,436,183
Commercial construction	367,687	350,583
Business banking	1,308,985	1,360,765
Consumer real estate	1,839,756	1,731,778
Other consumer	102,660	114,897
Total Portfolio Loans	$7,713,570	$7,653,341
Loans held for sale	188	153
Total Loans(1)	$7,713,758	$7,653,494
(1) Excludes interest receivable of $35.4 million at June 30, 2024 and $35.3 million at December 31, 2023. Interest receivable is included in other assets in the Consolidated Balance Sheets.
Modifications to Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost of loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented:

	Three Months Ended June 30, 2024
(dollars in thousands)	Term Extension	Payment Delays (Other Than Insignificant)	Total	% of Portfolio Segment
Commercial real estate	$3,358	$—	$3,358	0.13%
Commercial and industrial	9,090	12,339	21,429	1.51%
Consumer real estate	107	—	107	0.01%
Total(1)	$12,555	$12,339	$24,894	0.32%
(1) Excludes loans that were fully paid off or fully charged-off by period end.

	Three Months Ended June 30, 2023
(dollars in thousands)	Term Extension	Payment Delays (Other Than Insignificant)	Total	% of Portfolio Segment
Commercial real estate	$1,286	$—	$1,286	0.05%
Commercial and industrial	5,193	—	5,193	0.36%
Commercial construction	1,621	—	1,621	0.46%
Business banking	1,033	—	1,033	0.08%
Total(1)	$9,133	$—	$9,133	0.12%
(1) Excludes loans that were fully paid off or fully charged-off by period end.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2024
(dollars in thousands)	Term Extension	Payment Delays (Other Than Insignificant)	Term Extension and Interest Rate Reduction	Total	% of Portfolio Segment
Commercial real estate	$4,188	$—	$—	$4,188	0.16%
Commercial and industrial	9,090	12,339	—	21,429	1.51%
Consumer real estate	107	—	—	107	0.01%
Total(1)	$13,385	$12,339	$—	$25,724	0.33%
(1) Excludes loans that were fully paid off or fully charged-off by period end.

	Six Months Ended June 30, 2023
(dollars in thousands)	Term Extension	Payment Delays (Other Than Insignificant)	Term Extension and Interest Rate Reduction	Total	% of Portfolio Segment
Commercial real estate	$14,932	$—	$—	$14,932	0.58%
Commercial and industrial	5,762	—	—	5,762	0.40%
Commercial construction	1,621	—	—	1,621	0.46%
Business banking	1,033	—	—	1,033	0.08%
Consumer real estate	62	—	194	256	0.02%
Total(1)	$23,410	$—	$194	$23,604	0.32%
(1) Excludes loans that were fully paid off or fully charged-off by period end.
The following tables describe the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Weighted-Average Term Extension (in Months)	Weighted-Average Payment Deferral (in Months)	Weighted-Average Term Extension (in months)	Weighted-Average Payment Deferral (in Months)
Commercial real estate	8	—	8	—
Commercial and industrial	10	6	10	6
Business banking	—	—	19	—
Consumer real estate	68	—	68	—

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Weighted-Average Term Extension (in Months)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Commercial real estate	9	—	7	—
Commercial and industrial	3	—	9	—
Commercial construction	5	—	5	—
Business banking	5	—	5	—
Consumer real estate	—	—	168	2%

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
The following tables present the aging analysis of modifications to borrowers experiencing financial difficulty in the last 12 months as of the date presented:

	June 30, 2024
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$4,188	$—	$—	$—	$4,188
Commercial and industrial	21,429	—	—	—	21,429
Business banking	110	—	—	—	110
Consumer real estate	107	—	—	—	107
Other consumer	$—	$—	$—	$—	$—
Total	$25,834	$—	$—	$—	$25,834

	June 30, 2023
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$14,932	$—	$—	$—	$14,932
Commercial and industrial	5,762	—	—	—	5,762
Commercial construction	1,621	—	—	—	1,621
Business banking	1,033	—	—	—	1,033
Consumer real estate	256	—	—	—	256
Total	$23,604	$—	$—	$—	$23,604
A payment default is defined as a loan having a payment past due 90 days or more. There were no payment defaults during the three and six months ended June 30, 2024 related to loans that were modified within the 12 months prior to default. Additionally, we had three commitments to lend an additional $1.2 million to borrowers experiencing financial difficulty that had a modification during the six months ended June 30, 2024 and one commitment to lend an additional $0.2 million to borrowers experiencing financial difficulty that had a modification during the same period in 2023.
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
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	June 30, 2024	December 31, 2023
Nonperforming Assets
Nonaccrual Loans	$34,857	$22,947
OREO	95	75
Total Nonperforming Assets	$34,952	$23,022
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the dates presented:

	June 30, 2024
	Risk Rating
(dollars in thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Pass	$48,148	$278,373	$372,544	$445,786	$220,620	$1,139,806	$30,627	$—	$2,535,904
Special mention	—	—	410	5,971	—	65,786	—	—	72,167
Substandard	—	—	994	—	2,306	59,171	—	—	62,471
Doubtful	—	—	—	—	—	1,985	—	—	1,985
Total Commercial Real Estate	48,148	278,373	373,948	451,757	222,926	1,266,748	30,627	—	2,672,527
Year-to-date Gross Charge-offs	—	—	—	—	—	5,205	—	—	5,205

Commercial and Industrial
Pass	33,631	176,156	219,464	155,849	47,484	220,218	479,939	—	1,332,741
Special mention	346	1,161	865	9,117	—	10,585	20,273	—	42,347
Substandard	—	51	213	13,646	1,404	5,540	24,376	—	45,230
Doubtful	—	79	—	208	—	—	1,350	—	1,637
Total Commercial and Industrial	33,977	177,447	220,542	178,820	48,888	236,343	525,938	—	1,421,955
Year-to-date Gross Charge-offs	—	—	—	1,037	—	91	—	—	1,128

Commercial Construction
Pass	31,952	110,187	124,661	67,115	14,490	3,890	10,432	—	362,727
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4,960	—	—	4,960
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	31,952	110,187	124,661	67,115	14,490	8,850	10,432	—	367,687
Year-to-date Gross Charge-offs	—	—	—	—	—	—	—	—	—

Business Banking
Pass	77,648	248,290	231,668	181,439	81,031	372,885	92,690	1,075	1,286,726
Special mention	—	150	52	64	286	4,206	25	280	5,063
Substandard	—	1,907	935	3,618	514	9,628	104	490	17,196
Doubtful	—	—	—	—	—	—	—	—	—
Total Business Banking	77,648	250,347	232,655	185,121	81,831	386,719	92,819	1,845	1,308,985
Year-to-date Gross Charge-offs	—	—	—	—	6	188	—	—	194

Consumer Real Estate
Pass	110,596	334,745	328,326	141,990	98,294	240,448	551,585	24,313	1,830,297
Special mention	—	—	—	—	—	106	—	—	106
Substandard	—	473	420	195	160	4,575	882	2,648	9,353
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	110,596	335,218	328,746	142,185	98,454	245,129	552,467	26,961	1,839,756
Year-to-date Gross Charge-offs	—	—	—	—	9	23	17	422	471

Other Consumer
Pass	5,088	8,579	9,429	4,765	2,649	807	66,860	4,270	102,447
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	27	11	161	—	14	213
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	5,088	8,579	9,429	4,792	2,660	968	66,860	4,284	102,660
Year-to-date Gross Charge-offs	434	11	100	46	19	12	—	164	786

Pass	307,063	1,156,330	1,286,092	996,944	464,568	1,978,054	1,232,133	29,658	7,450,842
Special mention	346	1,311	1,327	15,152	286	80,683	20,298	280	119,683
Substandard	—	2,431	2,562	17,486	4,395	84,035	25,362	3,152	139,423
Doubtful	—	79	—	208	—	1,985	1,350	—	3,622
Total Loan Balance	$307,409	$1,160,151	$1,289,981	$1,029,790	$469,249	$2,144,757	$1,279,143	$33,090	$7,713,570

Year-to-date Gross Charge-offs	$434	$11	$100	$1,083	$34	$5,519	$17	$586	$7,784

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
The following tables present loan balances by year of origination and accrual and nonaccrual status for our portfolio segments as of the dates presented:

	June 30, 2024
(dollars in thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Accrual	$48,148	$278,373	$372,954	$451,757	$222,926	$1,253,370	$30,627	$—	$2,658,155
Nonaccrual	—	—	994	—	—	13,378	—	—	14,372
Total Commercial Real Estate	48,148	278,373	373,948	451,757	222,926	1,266,748	30,627	—	2,672,527
Commercial and Industrial
Accrual	33,977	177,317	220,542	178,477	48,888	236,335	521,687	—	1,417,223
Nonaccrual	—	130	—	343	—	8	4,251	—	4,732
Total Commercial and Industrial	33,977	177,447	220,542	178,820	48,888	236,343	525,938	—	1,421,955
Commercial Construction
Accrual	31,952	110,187	124,661	67,115	14,490	3,890	10,432	—	362,727
Nonaccrual	—	—	—	—	—	4,960	—	—	4,960
Total Commercial Construction	31,952	110,187	124,661	67,115	14,490	8,850	10,432	—	367,687
Business Banking
Accrual	77,648	250,347	232,460	185,121	81,697	383,427	92,819	1,810	1,305,329
Nonaccrual	—	—	195	—	134	3,292	—	35	3,656
Total Business Banking	77,648	250,347	232,655	185,121	81,831	386,719	92,819	1,845	1,308,985
Consumer Real Estate
Accrual	110,596	334,745	328,370	142,185	97,774	242,117	551,944	25,118	1,832,849
Nonaccrual	—	473	376	—	680	3,012	523	1,843	6,907
Total Consumer Real Estate	110,596	335,218	328,746	142,185	98,454	245,129	552,467	26,961	1,839,756
Other Consumer
Accrual	5,088	8,572	9,429	4,787	2,591	819	66,860	4,284	102,430
Nonaccrual	—	7	—	5	69	149	—	—	230
Total Other Consumer	5,088	8,579	9,429	4,792	2,660	968	66,860	4,284	102,660
Accrual	307,409	1,159,541	1,288,416	1,029,442	468,366	2,119,958	1,274,369	31,212	7,678,713
Nonaccrual	—	610	1,565	348	883	24,799	4,774	1,878	34,857
Total Loan Balance	$307,409	$1,160,151	$1,289,981	$1,029,790	$469,249	$2,144,757	$1,279,143	$33,090	$7,713,570

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Accrual	$276,677	$324,469	$439,308	$240,256	$419,371	$920,316	$32,418	$—	$2,652,815
Nonaccrual	—	—	—	—	—	6,320	—	—	6,320
Total Commercial Real Estate	276,677	324,469	439,308	240,256	419,371	926,636	32,418	—	2,659,135
Commercial and Industrial
Accrual	171,861	231,978	210,636	54,696	52,858	193,257	520,019	—	1,435,305
Nonaccrual	—	—	—	—	—	648	230	—	878
Total Commercial and Industrial	171,861	231,978	210,636	54,696	52,858	193,905	520,249	—	1,436,183
Commercial Construction
Accrual	75,596	154,456	82,313	14,845	151	4,054	14,208	—	345,623
Nonaccrual	—	—	—	—	4,576	384	—	—	4,960
Total Commercial Construction	75,596	154,456	82,313	14,845	4,727	4,438	14,208	—	350,583
Business Banking
Accrual	270,129	262,606	207,611	87,979	99,354	330,902	96,754	1,283	1,356,618
Nonaccrual	—	—	—	39	220	3,864	—	24	4,147
Total Business Banking	270,129	262,606	207,611	88,018	99,574	334,766	96,754	1,307	1,360,765
Consumer Real Estate
Accrual	311,887	335,086	147,689	101,518	67,577	186,909	551,858	22,942	1,725,466
Nonaccrual	—	376	161	523	313	2,885	222	1,832	6,312
Total Consumer Real Estate	311,887	335,462	147,850	102,041	67,890	189,794	552,080	24,774	1,731,778
Other Consumer
Accrual	11,286	11,965	6,499	3,656	1,082	541	76,426	3,112	114,567
Nonaccrual	—	—	8	191	—	131	—	—	330
Total Other Consumer	11,286	11,965	6,507	3,847	1,082	672	76,426	3,112	114,897
Accrual	1,117,436	1,320,560	1,094,056	502,950	640,393	1,635,979	1,291,683	27,337	7,630,394
Nonaccrual	—	376	169	753	5,109	14,232	452	1,856	22,947
Total Loan Balance	$1,117,436	$1,320,936	$1,094,225	$503,703	$645,502	$1,650,211	$1,292,135	$29,193	$7,653,341
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	June 30, 2024
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,648,879	$9,276	$—	$14,372	$23,648	$2,672,527
Commercial and industrial	1,417,223	—	—	4,732	4,732	1,421,955
Commercial construction	362,727	—	—	4,960	4,960	367,687
Business banking	1,301,340	2,265	1,724	3,656	7,645	1,308,985
Consumer real estate	1,827,336	2,516	2,997	6,907	12,420	1,839,756
Other consumer	102,112	185	133	230	548	102,660
Total	$7,659,617	$14,242	$4,854	$34,857	$53,953	$7,713,570

	December 31, 2023
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,649,412	$—	$3,403	$6,320	$9,723	$2,659,135
Commercial and industrial	1,435,301	4	—	878	882	1,436,183
Commercial construction	345,623	—	—	4,960	4,960	350,583
Business banking	1,351,048	3,525	2,045	4,147	9,717	1,360,765
Consumer real estate	1,719,751	3,352	2,363	6,312	12,027	1,731,778
Other consumer	114,138	366	63	330	759	114,897
Total	$7,615,273	$7,247	$7,874	$22,947	$38,068	$7,653,341

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loans on nonaccrual status by class of loan for the year-to-date periods presented:

	June 30, 2024
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$6,320	$14,372	$994	$68
Commercial and industrial	878	4,732	—	4
Commercial construction	4,960	4,960	4,576	—
Business banking	4,147	3,656	—	74
Consumer real estate	6,312	6,907	—	206
Other consumer	330	230	—	—
Total	$22,947	$34,857	$5,570	$352
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

	December 31, 2023
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$7,100	$6,320	$5,940	$46
Commercial and industrial	283	878	—	38
Commercial construction	384	4,960	4,576	—
Business banking	4,490	4,147	—	209
Consumer real estate	6,526	6,312	—	308
Other consumer	269	330	—	2
Total	$19,052	$22,947	$10,516	$603
(1) Represents only cash payments received and applied to interest on nonaccrual loans.
The following tables present collateral-dependent loans as of the dates presented:

	June 30, 2024
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets
Commercial real estate	$14,016	$—
Commercial and industrial	—	4,495
Commercial construction	4,576	—
Total	$18,592	$4,495

	December 31, 2023
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets
Commercial real estate	$5,940	$—
Commercial construction	4,576	—
Total	$10,516	$—

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present activity in the ACL for the periods presented:

	Six Months Ended June 30, 2024
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$37,886	$34,538	$5,382	$12,858	$14,663	$2,639	$107,966
Provision for credit losses on loans(1)	3,938	532	(35)	(1,862)	1,089	723	4,385
Charge-offs	(5,205)	(1,128)	—	(194)	(471)	(786)	(7,784)
Recoveries	458	793	—	81	95	156	1,583
Net (Charge-offs)/ Recoveries	(4,747)	(335)	—	(113)	(376)	(630)	(6,201)
Balance at End of Period	$37,077	$34,735	$5,347	$10,883	$15,376	$2,732	$106,150
(1) Excludes the provision for credits losses for unfunded commitments.

	Six Months Ended June 30, 2023
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$41,428	$25,710	$6,264	$12,547	$12,105	$3,286	$101,340
Impact of ASU 2022-02	—	75	215	251	278	(251)	568
Provision for credit losses on loans(1)	(1,555)	8,356	258	1,340	1,038	264	9,701
Charge-offs	—	(15,220)	—	(662)	(117)	(682)	(16,681)
Recoveries	964	9,407	2	140	114	202	10,829
Net (Charge-offs)/Recoveries	964	(5,813)	2	(522)	(3)	(480)	(5,852)
Balance at End of Period	$40,837	$28,328	$6,739	$13,616	$13,418	$2,819	$105,757
(1) Excludes the provision for credits losses for unfunded commitments.

	Three Months Ended June 30, 2024
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$35,612	$34,207	$5,149	$11,798	$15,410	$2,626	$104,802
Provision for credit losses on loans(1)	1,101	(149)	198	(868)	231	447	960
Charge-offs	—	—	—	(96)	(332)	(417)	(845)
Recoveries	364	677	—	49	67	76	1,233
Net (Charge-offs)/ Recoveries	364	677	—	(47)	(265)	(341)	388
Balance at End of Period	$37,077	$34,735	$5,347	$10,883	$15,376	$2,732	$106,150
(1) Excludes the provision for credits losses for unfunded commitments.

	Three Months Ended June 30, 2023
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$40,426	$31,297	$6,893	$13,680	$12,855	$2,962	$108,113
Provision for credit losses on loans(1)	(544)	8,832	(154)	(157)	550	84	8,611
Charge-offs	—	(11,808)	—	(10)	(40)	(364)	(12,222)
Recoveries	955	7	—	103	53	137	1,255
Net (Charge-offs)/Recoveries	955	(11,801)	—	93	13	(227)	(10,967)
Balance at End of Period	$40,837	$28,328	$6,739	$13,616	$13,418	$2,819	$105,757
(1) Excludes the provision for credit losses for unfunded commitments.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivatives Designated as Hedging Instruments
The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivative Assets (Included in Other Assets)				Derivative Liabilities (Included in Other Liabilities)
	June 30, 2024		December 31, 2023		June 30, 2024		December 31, 2023
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts - cash flow hedge	$—	$—	$—	$—	$500,000	$17,156	$500,000	$14,739
Total Derivatives Designated as Hedging Instruments	$—	$—	$—	$—	$500,000	$17,156	$500,000	$14,739

Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	854,507	70,313	892,712	63,018	854,507	70,765	892,712	63,554
Total Derivatives Not Designated as Hedging Instruments	$854,507	$70,313	$892,712	$63,018	$854,507	$70,765	$892,712	$63,554

Total Derivatives	$854,507	$70,313	$892,712	$63,018	$1,354,507	$87,921	$1,392,712	$78,293

The following table indicates the gross amounts of interest rate swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Gross amounts recognized	$70,313	$63,018	$87,921	$78,293
Gross amounts offset	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	70,313	63,018	87,921	78,293
Netting adjustments(1)	(11,580)	(10,424)	(11,580)	(10,424)
Cash collateral(2)	(56,680)	(50,920)	(6,264)	(5,356)
Net Amount	$2,053	$1,674	$70,077	$62,513
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effect, net of tax, of the cash flow hedges on OCI and on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the periods presented:

	Amount of Loss Recognized in Other Comprehensive Income (Loss)		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Income
(dollars in thousands)	Three months ended June 30, 2024	Three months ended June 30, 2023	Three months ended June 30, 2024	Three months ended June 30, 2023
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedge	$979	$(6,534)	$(2,776)	$(2,355)
Total	$979	$(6,534)	$(2,776)	$(2,355)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Income
(dollars in thousands)	Six months ended June 30, 2024	Six months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedge	$(1,859)	$(1,752)	$(5,440)	$(4,203)
Total	$(1,859)	$(1,752)	$(5,440)	$(4,203)
Amounts reported in OCI related to derivatives that are designated as hedging instruments are reclassified to interest income as interest payments are received on variable rate assets. During the next twelve months, we estimate that an additional $11.4 million will be reclassified as a decrease to interest income. Our current interest rate swap agreements have 3-5 year terms with maturity dates extending into 2027.
The following table indicates the gain (loss) recognized in income on derivatives not designated as hedging instruments for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$48	$—	$82	$—
Interest rate lock commitments—mortgage loans	—	(5)	—	(5)
Forward sale contracts—mortgage loans	—	(2)	—	(2)
Total Derivatives Gain (Loss)	$48	$(7)	$82	$(7)
NOTE 7. TAX CREDIT EQUITY INVESTMENTS
As part of our responsibilities under the Community Reinvestment Act and due to their favorable federal income tax benefits, we invest in LIHTC and HTC partnerships. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. Effective January 1, 2024, we adopted ASU 2023-02 and elected to apply the PAM to both LIHTC and HTC equity investments. The adoption of this ASU resulted in a $1.0 million cumulative effect adjustment, which decreased retained earnings and other assets. Tax credit equity investment balances of $43.7 million were included in other assets in the Consolidated Balance Sheets at June 30, 2024. Unfunded commitments of $7.1 million were included in other liabilities in the Consolidated Balance Sheets at June 30, 2024.
For the three and six months ended June 30, 2024, amortization expense of $0.8 million and $1.5 million, as well as, tax credits and other tax benefits of $0.9 million and $1.8 million were recognized in income tax expense in the Condensed Consolidated Statements of Comprehensive Income. No impairment losses were recognized for the three and six months ended June 30, 2024.
Prior to the adoption of ASU 2023-02, the cost method was used to account for our investments in tax credit equity investments. For the three and six months ended June 30, 2023 amortization expense of $0.5 million and $1.0 million was included in other expense.
Further, for the three and six months ended June 30, 2023, tax credits of $0.9 million and $1.1 million were recognized as a reduction to income tax expense on our Consolidated Statements of Comprehensive Income. Other tax benefits of $3.0 million were included in deferred tax assets on our Consolidated Balance Sheets at June 30, 2023.

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
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	June 30, 2024	December 31, 2023
Commitments to extend credit	$2,452,401	$2,566,154
Standby letters of credit	65,095	61,889
Total	$2,517,496	$2,628,043
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
The following table presents activity in the ACL on unfunded loan commitments for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at beginning of period	$6,049	$8,028	$6,848	$8,196
Provision for credit losses	(538)	1,918	(1,337)	1,750
Total	$5,511	$9,946	$5,511	$9,946
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. OTHER COMPREHENISVE INCOME (LOSS)
The following tables present the change in components of other comprehensive (loss) income for the periods presented, net of tax effects.

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(dollars in thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Change in net unrealized gains (losses) on available-for-sale debt securities	$7	$(2)	$5	$(14,190)	$3,013	$(11,177)
Net available-for-sale securities losses reclassified into earnings	3,150	(678)	2,472	—	—	—
Change in interest rate swap	1,248	(269)	979	(8,308)	1,774	(6,534)
Adjustment to funded status of employee benefit plans	391	(84)	307	401	(75)	326
Other Comprehensive Income (Loss)	$4,796	$(1,033)	$3,763	$(22,097)	$4,712	$(17,385)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(dollars in thousands)	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
Change in net unrealized gains (losses) on available-for-sale debt securities	$(5,773)	$1,704	$(4,069)	$(130)	$12	$(118)
Net available-for-sale securities losses reclassified into earnings	3,147	(929)	2,218	—	—	—
Change in interest rate swap	(2,417)	558	(1,859)	(2,228)	476	(1,752)
Adjustment to funded status of employee benefit plans	802	(125)	677	(74)	26	(48)
Other Comprehensive Income (Loss)	$(4,241)	$1,208	$(3,033)	$(2,432)	$514	$(1,918)

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations for the three and six months ended June 30, 2024 and 2023. Our MD&A should be read in conjunction with our Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. Further, we view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates as of June 30, 2024 remained unchanged from the disclosures presented in our 2023 Form 10-K under Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
The following table reconciles interest and dividend income and net interest income per the Condensed Consolidated Statements of Comprehensive Income to interest income, net interest income and net interest margin on an FTE basis (non-GAAP) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Interest and dividend income	$128,765	$117,333	$256,519	$228,236
Plus: taxable equivalent adjustment	682	639	1,375	1,194
Interest Income on an FTE Basis (Non-GAAP)	$129,447	$117,972	$257,894	$229,430

Interest and dividend income	$128,765	$117,333	$256,519	$228,236
Less: Interest expense	(45,171)	(29,210)	(89,448)	(51,322)
Net Interest Income	83,594	88,123	167,071	176,914
Plus: taxable equivalent adjustment	682	639	1,375	1,914
Net Interest Income on an FTE Basis (Non-GAAP)	$84,276	$88,762	$168,446	$178,108

Net interest margin	3.82%	4.19%	3.81%	4.24%
Plus: taxable equivalent adjustment	0.03%	0.03%	0.03%	0.03%
Net Interest Margin on an FTE Basis (Non-GAAP)	3.85%	4.22%	3.84%	4.27%

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Net income (annualized)	$138,239	$138,248	$131,941	$149,763
Plus: amortization of intangibles (annualized), net of tax	921	1,046	932	1,066
Net income before amortization of intangibles (annualized)	$139,160	$139,294	$132,873	$150,829

Average shareholders' equity	$1,303,270	$1,230,615	$1,296,892	$1,218,553
Less: average goodwill and other intangible assets, net of deferred tax liability	(376,285)	(377,280)	(376,402)	(377,427)
Average tangible shareholders' equity	$926,985	$853,335	$920,490	$841,126
Return on Average Tangible Shareholders' Equity (non-GAAP)	15.01%	16.32%	14.44%	17.93%
Executive Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.6 billion at June 30, 2024. We operate in Pennsylvania and Ohio providing a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA”.
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
Earnings Summary
The following table presents a summary of key profitability metrics for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Net income	$34,371	$34,467	$65,610	$74,266
Earnings per share - diluted	$0.89	$0.89	$1.70	$1.91
Return on average assets	1.45%	1.51%	1.38%	1.64%
Return on average shareholders' equity	10.61%	11.23%	10.17%	12.29%
Return on average tangible shareholders' equity (non-GAAP)(1)	15.01%	16.32%	14.44%	17.93%
(1) Reconciled to GAAP in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.
We recognized net income of $34.4 million, or $0.89 per diluted share, for the three months ended June 30, 2024 compared to net income of $34.5 million, or $0.89 per diluted share, for the same period in 2023 and net income of $65.6 million, or $1.70 per diluted share, for the six months ended June 30, 2024.
Net interest income decreased $4.5 million, or 5.14 percent, and $9.8 million, or 5.56 percent, for the three and six months ended June 30, 2024 compared to the same periods in 2023. Net interest margin, or NIM, on an FTE basis (non-GAAP) decreased 37 and 43 basis points for the three and six months ended June 30, 2024 compared to the same periods in 2023. The decreases in both net interest income and NIM on an FTE basis (non-GAAP) were primarily due to the impact of higher interest rates on total interest-bearing liabilities compared to the same period in 2023. NIM is reconciled to net interest margin adjusted to an FTE basis (non-GAAP) in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.
The provision for credit losses decreased $10.1 million and $8.5 million to $0.4 million and $3.0 million for the three and six months ended June 30, 2024 compared to $10.5 million and $11.5 million for the same periods in 2023. The decrease in the provision for credit losses for the three and six months ended June 30, 2024 compared to the same periods in 2023 is mainly attributed to lower net charge-offs and reductions in our criticized and classified loans, resulting in a decrease in the quantitative reserve.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest income had a slight decrease of $0.9 million, or 6.24 percent, and $1.2 million or 4.55 percent, for the three and six months ended June 30, 2024 compared to the same periods in 2023. During the second quarter of 2024, our participation in the Visa exchange offer for Visa Class B-1 common stock resulted in a fair value adjustment of $3.2 million in other income. During this same period, a loss on the sale of securities of $3.2 million was recognized related to the repositioning of $49.0 million of securities into longer duration, higher-yielding securities.
Noninterest expense increased $4.0 million, or 8.01 percent, and $6.8 million, or 6.71 percent, for the three and six months ended June 30, 2024 compared to the same periods in 2023. The most significant increase in noninterest expense related to salaries and employee benefits which increased $5.0 million and $6.9 million for the three and six months ended June 30, 2024 due to annual merit increases, inflationary wage pressure, the acquisition of new talent, higher incentives and medical costs.
Our effective tax rate was 19.8 percent and 20.0 percent for the three and six months ended June 30, 2024 compared to 18.2 percent and 18.8 percent for the three and six months ended June 30, 2023. The increase in the effective tax rate for the three and six months ended June 30, 2024 was primarily due to the adoption of the PAM related to tax credit equity investments on January 1, 2024.
RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023
Net Interest Income
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$143,521	$1,952	5.47%	$132,900	$1,863	5.61%
Securities, at fair value(1)(2)	961,552	7,048	2.93%	983,349	6,240	2.54%
Loans held for sale	27	—	7.37%	92	2	6.87%
Commercial real estate	3,346,725	49,676	5.97%	3,176,154	44,508	5.62%
Commercial and industrial	1,606,173	29,462	7.38%	1,684,944	29,960	7.13%
Commercial construction	374,856	7,292	7.82%	384,329	7,309	7.63%
Total Commercial Loans	5,327,754	86,430	6.52%	5,245,427	81,777	6.25%
Residential mortgage	1,528,200	19,088	5.00%	1,229,129	13,877	4.52%
Home equity	644,545	11,236	7.01%	647,070	10,638	6.59%
Installment and other consumer	105,313	2,259	8.63%	118,641	2,448	8.28%
Consumer construction	72,899	1,082	5.97%	42,879	455	4.26%
Total Consumer Loans	2,350,957	33,665	5.75%	2,037,719	27,418	5.39%
Total Portfolio Loans	7,678,711	120,095	6.29%	7,283,146	109,195	6.01%
Total Loans(1)(3)	7,678,738	120,095	6.29%	7,283,238	109,197	6.01%
Total other earning assets	20,087	352	7.04%	37,003	672	7.26%
Total Interest-earning Assets	8,803,898	129,447	5.91%	8,436,490	117,972	5.61%
Noninterest-earning assets	756,552			740,299
Total Assets	$9,560,450			$9,176,789
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$822,671	$2,306	1.13%	$847,776	$1,217	0.58%
Money market	1,938,963	15,660	3.25%	1,599,051	8,474	2.13%
Savings	915,768	1,583	0.70%	1,037,924	986	0.38%
Certificates of deposit	1,774,037	20,080	4.55%	1,235,496	9,425	3.06%
Total Interest-bearing Deposits	5,451,439	39,629	2.92%	4,720,247	20,102	1.71%
Short-term borrowings	261,923	3,319	5.09%	529,013	7,107	5.39%
Long-term borrowings	39,099	441	4.53%	32,980	341	4.14%
Junior subordinated debt securities	49,379	1,004	8.18%	54,474	1,035	7.62%
Total Borrowings	350,401	4,764	5.46%	616,467	8,483	5.52%
Other interest-bearing liabilities	57,734	778	5.42%	49,572	625	5.06%
Total Interest-bearing Liabilities	5,859,574	45,171	3.10%	5,386,286	29,210	2.18%
Noninterest-bearing liabilities	2,397,606			2,559,888
Shareholders' equity	1,303,270			1,230,615
Total Liabilities and Shareholders' Equity	$9,560,450			$9,176,789
Net Interest Income (FTE) (non-GAAP)(1)(2)		$84,276			$88,762
Net Interest Margin (FTE) (non-GAAP)(1)(2)			3.85%			4.22%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six months ended June 30, 2024			Six months ended June 30, 2023
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$144,079	$4,018	5.61%	$136,679	$3,346	4.90%
Securities, at fair value(1)(2)	964,128	13,846	2.87%	991,931	12,509	2.52%
Loans held for sale	101	4	7.16%	108	4	6.60%
Commercial real estate	3,355,933	99,233	5.95%	3,154,390	86,614	5.54%
Commercial and industrial	1,616,403	59,230	7.37%	1,697,956	58,474	6.94%
Commercial construction	369,972	14,285	7.76%	386,549	14,241	7.43%
Total Commercial Loans	5,342,308	172,748	6.50%	5,238,895	159,329	6.13%
Residential mortgage	1,503,405	37,274	4.97%	1,187,208	26,490	4.48%
Home equity	646,405	22,506	7.00%	648,718	20,704	6.44%
Installment and other consumer	108,106	4,642	8.64%	120,746	4,812	8.04%
Consumer construction	71,288	2,051	5.79%	44,366	984	4.47%
Total Consumer Loans	2,329,204	66,473	5.73%	2,001,038	52,990	5.33%
Total Portfolio Loans	7,671,512	239,221	6.27%	7,239,933	212,319	5.91%
Total Loans(1)(3)	7,671,613	239,225	6.27%	7,240,041	212,323	5.91%
Total other earning assets	22,711	805	7.08%	35,868	1,252	6.99%
Total Interest-earning Assets	8,802,531	$257,894	5.89%	8,404,519	$229,430	5.50%
Noninterest-earning assets	747,147			747,464
Total Assets	$9,549,678			$9,151,983
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$825,883	$4,625	1.13%	$836,263	$1,890	0.46%
Money market	1,929,486	30,721	3.20%	1,634,820	16,222	2.00%
Savings	927,618	3,066	0.66%	1,063,887	1,792	0.34%
Certificates of deposit	1,706,548	37,878	4.46%	1,144,484	15,101	2.66%
Total Interest-bearing Deposits	5,389,535	76,290	2.85%	4,679,454	35,005	1.51%
Short-term borrowings	335,137	8,779	5.26%	490,554	12,594	5.18%
Long-term borrowings	39,160	883	4.53%	23,885	439	3.71%
Junior subordinated debt securities	49,372	2,014	8.20%	54,466	2,042	7.56%
Total Borrowings	423,669	11,676	5.54%	568,905	15,075	5.34%
Other interest-bearing liabilities	54,986	1,482	5.42%	52,107	1,242	4.81%
Total Interest-bearing Liabilities	5,868,190	89,448	3.06%	5,300,466	51,322	1.95%
Noninterest-bearing liabilities	2,384,596			2,632,964
Shareholders' equity	1,296,892			1,218,553
Total Liabilities and Shareholders' Equity	$9,549,678			$9,151,983
Net Interest Income (FTE) (non-GAAP)(1)(2)		$168,446			$178,108
Net Interest Margin (FTE) (non-GAAP)(1)(2)			3.84%			4.27%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.
Net interest income on an FTE basis (non-GAAP) decreased $4.5 million, or 5.1 percent, and $9.7 million, or 5.4 percent, for the three and six months ended June 30, 2024 compared to the same periods in 2023. The net interest margin, or NIM, on an FTE basis (non-GAAP) decreased 37 and 43 basis points for the three and six months ended June 30, 2024 compared to the same periods in 2023. The decreases in both net interest income and NIM on an FTE basis (non-GAAP) were primarily due to the impact of higher interest rates on total interest-bearing liabilities. While higher interest rates positively impacted interest income and rates on interest-earning assets, it was more than offset by higher interest expense and rates on interest-bearing liabilities. Additionally, there was a significant shift in the funding mix to higher costing money market and certificates of deposit accounts.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income on an FTE basis (non-GAAP) increased $11.5 million and $28.5 million for the three and six months ended June 30, 2024 compared to the same periods in 2023. The increase in interest income on an FTE basis (non-GAAP) was primarily due to higher interest rates on interest-earning assets. Average loan balances increased $395.5 million and $431.6 million for the three and six months ended June 30, 2024 compared to the same periods in 2023. The average yield on loan balances increased 28 and 36 basis points for the three and six months ended June 30, 2024 compared to the same periods in 2023 due to higher interest rates. Overall, the FTE rate (non-GAAP) on interest-earning assets increased 30 and 39 basis points for the three and six months ended June 30, 2024 compared to the same periods in 2023.
Interest expense increased $16.0 million and $38.1 million for the three and six months ended June 30, 2024 compared to the same periods in 2023. The increase in interest expense was primarily due to higher interest rates, a shift in our customer deposit mix to higher costing products and higher deposit volume. Average interest-bearing deposits increased $731.2 million and $710.1 million, of which $331.5 million and $354.6 million was brokered deposits, for the three and six months ended June 30, 2024 compared to the same periods in 2023. Average borrowings decreased $266.1 million and $145.2 million for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to increased deposit balances. Overall, the cost of interest-bearing liabilities increased 92 and 111 basis points for the three and six months ended June 30, 2024 compared to the same periods in 2023.
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2024 Compared to June 30, 2023			Six Months Ended June 30, 2024 Compared to June 30, 2023
(dollars in thousands)	Volume (4)	Rate (4)	Total	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$149	$(61)	$88	$181	$491	$672
Securities, at fair value(1)(2)	$(138)	$946	$808	$(351)	$1,687	$1,336
Loans held for sale	$(1)	$—	$(1)	$—	$—	$—
Commercial real estate	$2,390	$2,777	$5,167	$5,534	$7,085	$12,619
Commercial and industrial	$(1,401)	$903	$(498)	$(2,809)	$3,564	$755
Commercial construction	$(180)	$163	$(17)	$(611)	$655	$44
Total Commercial Loans	$810	$3,843	$4,652	$2,114	$11,304	$13,418
Residential mortgage	$3,377	$1,834	$5,211	$7,055	$3,729	$10,784
Home equity	$(42)	$640	$598	$(74)	$1,875	$1,801
Installment and other consumer	$(275)	$86	$(189)	$(504)	$334	$(170)
Consumer construction	$319	$308	$627	$597	$471	$1,068
Total Consumer Loans	$3,379	$2,868	$6,247	$7,074	$6,409	$13,483
Total Portfolio Loans	$4,189	$6,711	$10,899	$9,188	$17,713	$26,901
Total Loans(1)(3)	$4,188	$6,711	$10,898	$9,188	$17,713	$26,901
Total other earning assets	$(307)	$(12)	$(319)	$(459)	$11	$(448)
Change in Interest Earned on Interest-earning Assets	$3,892	$7,584	$11,475	$8,559	$19,902	$28,461
Interest paid on:
Interest-bearing demand	$(36)	$1,125	$1,089	$(23)	$2,759	$2,736
Money market	$1,801	$5,385	$7,186	$2,924	$11,575	$14,499
Savings	$(116)	$713	$597	$(230)	$1,503	$1,273
Certificates of deposit	$4,108	$6,546	$10,654	$7,416	$15,361	$22,777
Total Interest-bearing Deposits	$5,757	$13,769	$19,526	$10,087	$31,198	$41,285
Short-term borrowings	$(3,588)	$(200)	$(3,788)	$(3,990)	$175	$(3,815)
Long-term borrowings	$63	$37	$100	$281	$163	$444
Junior subordinated debt securities	$(97)	$66	$(31)	$(191)	$163	$(28)
Total Borrowings	$(3,622)	$(97)	$(3,719)	$(3,900)	$501	$(3,399)
Other interest-bearing liabilities	$103	$50	$153	$69	$170	$239
Change in Interest Paid on Interest-bearing Liabilities	$2,238	$13,722	$15,960	$6,256	$31,869	$38,125
Change in Net Interest Income	$1,654	$(6,138)	$(4,485)	$2,303	$(11,967)	$(9,664)
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Credit Losses
The provision for credit losses includes a provision for losses on loans and on unfunded commitments. The provision for credit losses fluctuates based on changes in loan balances, risk ratings, net loan charge-offs/recoveries, the macro environment and our Current Expected Credit Loss, or CECL, forecast. The provision for credit losses decreased $10.1 million and $8.5 million to $0.4 million and $3.0 for the three and six months ended June 30, 2024, compared to $10.5 million and $11.5 million for the same periods in 2023. The decrease in the provision for credit losses for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to lower net charge-offs. The decrease in the provision for credit losses for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to reductions in our special mention and substandard loans, which lowered the quantitative reserve. Partially offsetting the decrease in the provision for credit losses was the addition of $3.6 million of specific reserves for loans individually evaluated related to two commercial relationships, which occurred during the three months ended June 30, 2024. Additionally, the provision for credit losses included reductions of $0.5 million and $1.3 million for the reserve for unfunded commitments for the three and six months ended June 30, 2024 compared to an increase of $1.9 million and $1.7 million for the same periods in 2023.
For the three and six months ended June 30, 2024, we had net loan recoveries of $0.4 million and net loan charge-offs of $6.2 million compared to net loan charge-offs of $11.0 million and $5.9 million for the same periods in 2023. The $0.4 million of net loan recoveries during the three months ended June 30, 2024 was the result of loan charge-offs of $0.8 million, which was offset by recoveries of $1.2 million. The most significant charge-off during the six months ended June 30, 2024 related to a $16.3 million CRE relationship that had a $3.2 million charge-off. Offsetting loan charge-offs of $16.7 million during the six months ended June 30, 2023 was a $9.3 million recovery related to a 2020 customer fraud. Refer to the "Allowance for Credit Losses" section of this MD&A for further details.
Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net loss on sale of securities	$(3,150)	$—	$(3,150)	—%	$(3,147)	$—	$(3,147)	—%
Debit and credit card	4,713	4,645	68	1.5%	8,948	9,018	(70)	(0.8)%
Service charges on deposit accounts	4,089	3,928	161	4.1%	7,917	8,004	(87)	(1.1)%
Wealth management	2,995	3,185	(190)	(6.0)%	6,037	6,133	(96)	(1.6)%
Mortgage banking	254	289	(35)	(12.1)%	531	590	(59)	(10.0)%
Other noninterest income	4,404	2,144	2,260	105.4%	5,849	3,636	2,213	60.9%
Total Noninterest Income	$13,305	$14,191	$(886)	(6.2)%	$26,135	$27,381	$(1,246)	(4.6)%
Noninterest income decreased $0.9 million and $1.2 million to $13.3 million and $26.1 million for the three and six months ended June 30, 2024 compared to the same periods in 2023. Other noninterest income increased $2.3 million for the three months ended June 30, 2024 and $2.2 million for the six months ended June 30, 2024. This increase was primarily due to a fair value adjustment of $3.2 million from the Visa exchange offer for Visa Class B-1 common stock, offset by a gain on OREO of $0.6 million in the second quarter of 2023. A loss on the sale of securities of $3.2 million was recognized during the second quarter of 2024 related to the repositioning of $49.0 million of securities into longer duration higher-yielding securities.
Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Salaries and employee benefits	$30,388	$25,391	$4,997	19.7%	$59,900	$52,992	$6,908	13.0%
Data processing and information technology	4,215	4,177	38	0.9%	9,169	8,435	734	8.7%
Occupancy	3,649	3,710	(61)	(1.6)%	7,519	7,545	(26)	(0.3)%
Furniture, equipment and software	3,382	3,192	190	6.0%	6,854	6,053	801	13.2%
Marketing	1,404	1,459	(55)	(3.8)%	3,347	3,312	35	1.1%
Other taxes	1,433	1,322	111	8.4%	3,304	3,112	192	6.2%
Professional services and legal	1,403	2,069	(666)	(32.2)%	3,123	3,890	(767)	(19.7)%
FDIC insurance	1,053	1,032	21	2.0%	2,102	2,044	58	2.8%
Other	6,681	7,281	(600)	(8.2)%	12,810	13,949	(1,139)	(8.2)%
Total Noninterest Expense	$53,608	$49,633	$3,975	8.0%	$108,128	$101,332	$6,796	6.7%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest expense increased $4.0 million to $53.6 million for the three months ended June 30, 2024 and increased $6.8 million to $108.1 million for the six months ended June 30, 2024 compared to the same periods in 2023. Salaries and employee benefits increased for both the three and six months ended June 30, 2024 due to higher salary expense related to annual merit increases, inflationary wage pressure, the acquisition of new talent, higher incentives and medical costs. Other noninterest expense decreased $0.6 million and $1.1 million for the three and six months ended June 30, 2024 primarily due to the adoption of PAM. Amortization expense related to tax credit equity investments is included in income tax expense for 2024, while included in noninterest expense for 2023, Professional services and legal expense decreased $0.7 million for the three months and $0.8 million for the six months ended June 30, 2024 due to expiring consulting engagements and a decrease in legal expenses. Furniture, equipment and software increased $0.2 million for the three months and $0.8 million for the six months ended June 30, 2024 due to software and technology investments. Data processing and information technology increased $0.7 million for the six months ended June 30, 2024 due to additional services provided through our third party vendor.
Provision for Income Taxes
The provision for income taxes increased $0.8 million to $8.5 million for the three months ended June 30, 2024 and decreased $0.8 million to $16.4 million for the six months ended June 30, 2024 compared to $7.7 million and $17.2 million for the same periods in 2023. The increase in our income tax provision for the three months ended June 30, 2024 was primarily due to the adoption of the PAM on January 1, 2024. The decrease in our income tax provision for the six months ended June 30, 2024 was primarily due to a $9.5 million decrease in income before taxes that was partially offset by the adoption of PAM in 2024 compared to 2023.
The effective tax rate, which is total tax expense as a percentage of income before taxes, was 19.8 percent and 20.0 percent for the three and six months ended June 30, 2024, compared to 18.2 percent and 18.8 percent in the same periods in 2023. The increase in the effective tax rate for the three and six months ended June 30, 2024 was primarily due to the adoption of the PAM related to tax credit equity investments on January 1, 2024. Under the PAM, amortization expense related to tax credit equity investments is included in income tax expense for the three and six months ended June 30, 2024, and included in other noninterest expense for the same periods in 2023.
Financial Condition as of June 30, 2024
Total assets were $9.6 billion at both June 30, 2024 and December 31, 2023. Total portfolio loans remained relatively unchanged at $7.7 billion at June 30, 2024 and December 31, 2023. Loan volume has slowed due to higher interest rates and an uncertain macro environment. Securities remained unchanged at $1.0 billion at June 30, 2024 and December 31, 2023. The bond portfolio was in a net unrealized loss position of $84.6 million at June 30, 2024, compared to a net unrealized loss position of $82.0 million at December 31, 2023. The increase in the net unrealized loss position of the bond portfolio of $2.6 million was primarily due to changes in interest rates.
Total deposits increased $158.6 million with customer deposits increasing $232.9 million, or 3.26 percent, at June 30, 2024 compared to December 31, 2023. The increase in customer deposits is the result of our continued focus on the deposit franchise. The pace of customers moving deposits to higher costing deposit types has moderated compared to the prior year. Total borrowings decreased $140.2 million, or 27.84 percent, to $363.4 million at June 30, 2024 primarily due to deposit growth, compared to $503.6 million at December 31, 2023.
Total shareholders’ equity increased by $38.0 million to $1.3 billion at June 30, 2024, compared to December 31, 2023. The increase was primarily due to net income of $65.6 million, offset by dividends of $25.3 million and other comprehensive loss of $3.0 million.
Securities Activity

(dollars in thousands)	June 30, 2024	December 31, 2023	$ Change
U.S. Treasury securities	$113,449	$133,786	$(20,337)
Obligations of U.S. government corporations and agencies	24,786	32,513	(7,727)
Collateralized mortgage obligations of U.S. government corporations and agencies	519,325	460,939	58,386
Residential mortgage-backed securities of U.S. government corporations and agencies	35,298	38,177	(2,879)
Commercial mortgage-backed securities of U.S. government corporations and agencies	256,540	273,425	(16,885)
Obligations of states and political subdivisions	24,441	30,468	(6,027)
Available-for-Sale Debt Securities	973,839	969,308	4,531
Equity securities	4,119	1,083	3,036
Total Securities Available for Sale	$977,958	$970,391	$7,567

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities increased by $7.6 million at June 30, 2024 to $978.0 million, compared to $970.4 million at December 31, 2023. During the three months ended June 30, 2024, we repositioned $49.0 million of our securities portfolio, selling shorter duration U.S. Treasury securities and commercial mortgage-backed securities and replacing them with collateralized mortgage obligations with a longer duration and higher yield.
At June 30, 2024, our bond portfolio was in a net unrealized loss position of $84.6 million compared to a net unrealized loss position of $82.0 million at December 31, 2023. At June 30, 2024, our bond portfolio had gross unrealized losses of $85.1 million and $0.5 million in gross unrealized gains, compared to December 31, 2023, when total gross unrealized losses were $83.8 million offset by gross unrealized gains of $1.8 million.
Loan Composition
The following table summarizes our loan portfolio as of the dates presented:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Commercial
Commercial real estate	$3,347,699	43.4%	$3,357,603	43.9%	$(9,904)	(0.3)%
Commercial and industrial	1,611,183	20.9%	1,642,106	21.5%	(30,923)	(1.9)%
Commercial construction	380,128	4.9%	363,284	4.7%	16,844	4.6%
Total Commercial Loans	5,339,010	69.2%	5,362,993	70.1%	(23,983)	(0.4)%
Consumer
Consumer real estate	2,271,900	29.5%	2,175,451	28.4%	96,449	4.4%
Other consumer	102,660	1.3%	114,897	1.5%	(12,237)	(10.7)%
Total Consumer Loans	2,374,560	30.8%	2,290,348	29.9%	84,212	3.7%
Total Portfolio Loans	$7,713,570	100.0%	$7,653,341	100.0%	60,229	0.8%
The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions, such as downturns in the borrower’s industry or the overall economic climate, can significantly impact the borrower’s ability to pay.
Total portfolio loans were $7.7 billion at both June 30, 2024 and December 31, 2023. As of June 30, 2024, 64 percent of our total loans were variable rate loans and 36 percent were fixed rate loans, compared to 65 percent variable rate and 35 percent fixed rate at December 31, 2023. Commercial loans, including CRE, C&I and commercial construction, comprised 69.2 percent of total portfolio loans at June 30, 2024 and 70.1 percent at December 31, 2023. The commercial loan portfolio decreased $24.0 million at June 30, 2024 compared to December 31, 2023, primarily due to a decrease of $30.9 million in C&I, offset by an increase of $16.8 million in commercial construction. Loan volume has slowed due to higher interest rates and an uncertain macro environment.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our multifamily and office segments are the most significant CRE and commercial construction concentrations within our portfolio. Approximately 95 percent of multifamily and 90 percent of office CRE loans are located within our market area, which includes Pennsylvania and the contiguous states of Ohio, New York, West Virginia, New Jersey, Delaware and Maryland.
In the CRE segment, multifamily represented $605.4 million, or 7.8 percent of total portfolio loans, at June 30, 2024, compared to $569.4 million, or 7.4 percent, at December 31, 2023. The average loan size of multifamily CRE is $1.0 million, with an average loan-to-value of 58 percent. There were no special mention loans and $6.9 million of substandard loans in the multifamily CRE segment at June 30, 2024, compared to special mention loans of $3.8 million and substandard loans of $13.0 million at December 31, 2023. There were no nonperforming multi-family loans at June 30, 2024 and December 31, 2023.
Office CRE was $462.4 million, or 6.0 percent of total portfolio loans, at June 30, 2024, compared to $480.5 million, or 6.3 percent, at December 31, 2023. The average loan size of office CRE is $1.1 million, with an average loan-to-value of 56 percent. Special mention loans in the office CRE segment were $16.0 million and substandard loans were $2.1 million at June 30, 2024, compared to special mention loans of $9.1 million and substandard loans of $2.5 million at December 31, 2023. There was $0.4 million of nonperforming office loans at June 30, 2024 and $0.5 million at December 31, 2023.
In addition, within the commercial construction segment, multifamily represented $130.7 million, or 1.7 percent of total portfolio loans, at June 30, 2024, compared to $119.0 million, or 1.6 percent, at December 31, 2023. Commercial construction office was $28.7 million, or 0.4 percent of total portfolio loans, at June 30, 2024, compared to $36.0 million, or 0.5 percent, at December 31, 2023. There were no special mention or substandard commercial construction loans within our multifamily or office segments for the periods presented.
Consumer loans represent 30.8 percent of our total portfolio loans at June 30, 2024 and 29.9 percent at December 31, 2023. The consumer loan portfolio increased $84.2 million at June 30, 2024, primarily due to growth in our consumer real estate portfolio of $96.4 million compared to December 31, 2023. Consistent with 2023, we continue to retain consumer real estate loans on our balance sheet as portfolio loans, versus selling these loans due to the loan pricing in the secondary market.
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
The following table presents activity in the ACL for the periods presented:

	Six Months Ended June 30, 2024
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$37,886	$34,538	$5,382	$12,858	$14,663	$2,639	$107,966
Provision for credit losses on loans(1)	3,938	532	(35)	(1,862)	1,089	723	4,385
Charge-offs	(5,205)	(1,128)	—	(194)	(471)	(786)	(7,784)
Recoveries	458	793	—	81	95	156	1,583
Net (Charge-offs)/ Recoveries	(4,747)	(335)	—	(113)	(376)	(630)	(6,201)
Balance at End of Period	$37,077	$34,735	$5,347	$10,883	$15,376	$2,732	$106,150
(1) Excludes the provision for credit losses for unfunded commitments.
The following table presents key ACL ratios for the periods presented:

	June 30, 2024	December 31, 2023
Ratio of net charge-offs to average loans outstanding(1)	0.16%	0.18%
Allowance for credit losses as a percentage of total portfolio loans	1.38%	1.41%
Allowance for credit losses to nonaccrual loans	305%	471%
(1) Year-to-date net charge-offs annualized
Net loan charge-offs were $6.2 million, or 0.16 percent of average loans, for the six months ended June 30, 2024. Refer to the "Provision for Credit Losses" section of this MD&A for further details.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The ACL was $106.2 million, or 1.38 percent of total portfolio loans, at June 30, 2024, compared to $108.0 million, or 1.41 percent of total portfolio loans, at December 31, 2023. The decrease in the ACL of $1.8 million was primarily related to decreased exposure in our healthcare portfolio, which was partially offset by the addition of $3.6 million in specific reserves for loans individually assessed related to two commercial customers during the three months ended June 30, 2024.
Substandard loans decreased $33.9 million to $139.4 million at June 30, 2024, compared to $173.3 million at December 31, 2023. The decrease in substandard loans was primarily due to loan payoffs and commercial charge-offs. Special mention loans decreased $16.1 million to $119.7 million at June 30, 2024, compared to $135.8 million at December 31, 2023. The decrease in special mention loans was primarily due to risk rating upgrades in our CRE healthcare portfolio.
Our allowance on unfunded loan commitments and letters of credit provide for the risk of expected loss in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on the Condensed Consolidated Statements of Comprehensive Income. The allowance for unfunded loan commitments decreased $1.3 million to $5.5 million at June 30, 2024, compared to $6.8 million at December 31, 2023. The decrease was due to decreased loss rates and a reduction in unused commitments in our construction portfolio. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.
Nonperforming assets, or NPA's, consist of nonaccrual loans and OREO. The following represents NPA's as of the dates presented:

(dollars in thousands)	June 30, 2024	December 31, 2023	$ Change
Nonaccrual Loans
Commercial real estate	$15,090	$7,267	$7,823
Commercial and industrial	7,075	3,244	3,831
Commercial construction	4,960	4,960	—
Consumer real estate	7,502	7,146	356
Other Consumer	230	330	(100)
Total Nonaccrual Loans	34,857	22,947	11,910
OREO	95	75	20
Total Nonperforming Assets	$34,952	$23,022	$11,930
Asset Quality Ratios:
Nonaccrual loans as a percent of total portfolio loans	0.45%	0.30%
Nonperforming assets as a percent of total portfolio loans plus OREO	0.45%	0.30%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past the contractual due date. Nonaccrual loans increased $12.0 million to $34.9 million at June 30, 2024, compared to $22.9 million at December 31, 2023. The increase in nonaccrual loans primarily related to the addition of a $16.3 million CRE relationship, which had a $3.2 million partial charge-off during the three months ended March 31, 2024. A specific reserve of $2.9 million was added for this relationship during the three months ended June 30, 2024 based on uncertainty surrounding a potential sale of the company. Partially offsetting the increase in nonaccrual loans at June 30, 2024 was the payoff of a $5.9 million CRE loan and a $3.4 million CRE loan was returned to accruing status.
Deposits
Deposits are our primary source of funds. We have a well-diversified deposit base with a balance mix of 58.4 percent personal, 32.9 percent business, 4.8 percent public funds and 3.9 percent brokered at June 30, 2024.

	June 30, 2024		December 31, 2023
(dollars in thousands)	Amount	% of Deposits	Amount	% of Deposits	$ Change	% Change
Personal	$4,482,451	58.4%	$4,244,386	56.4%	$238,065	5.6%
Business	2,530,226	32.9%	2,565,853	34.1%	(35,627)	(1.4)%
Public funds	366,330	4.8%	335,876	4.5%	30,454	9.1%
Brokered	301,329	3.9%	375,654	5.0%	(74,325)	(19.8)%
Total Deposits	$7,680,336	100.0%	$7,521,769	100.0%	$158,567	2.1%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the composition of deposits for the periods presented:

(dollars in thousands)	June 30, 2024	December 31, 2023	$ Change
Customer Deposits
Noninterest-bearing demand	$2,206,589	$2,221,942	$(15,353)
Interest-bearing demand	789,317	825,787	(36,470)
Money market	1,908,157	1,741,189	166,968
Savings	906,794	950,546	(43,752)
Certificates of deposit	1,568,150	1,406,652	161,498
Total Customer Deposits	7,379,007	7,146,116	232,891
Brokered Deposits
Money market	100,329	200,653	(100,324)
Certificates of deposit	201,000	175,000	26,000
Total Brokered Deposits	301,329	375,653	(74,324)
Total Deposits	$7,680,336	$7,521,769	$158,567
Our total deposits increased $158.6 million at June 30, 2024, compared to December 31, 2023. Customer deposits increased $232.9 million compared to December 31, 2023, as a result of our focus on growing our deposit franchise. While we are still seeing movement by customers to higher cost certificates of deposit and money market accounts, the rate of customers moving deposits to higher costing deposit types has moderated compared to the prior year.
As a member of the IntraFi network, we are able to offer our customers insurance coverage on interest-bearing demand, money market and certificates of deposit balances in excess of the FDIC insurance limits. IntraFi balances decreased $5.6 million to $272.1 million at June 30, 2024, compared to $277.7 million at December 31, 2023. We had total uninsured deposits of $2.5 billion, or 32 percent of our total deposit base, at June 30, 2024 compared to $2.3 billion, or 30 percent or our total deposit base, at December 31, 2023.
Borrowings

(dollars in thousands)	June 30, 2024	December 31, 2023	$ Change
Short-term borrowings	$275,000	$415,000	$(140,000)
Long-term borrowings	39,034	39,277	(243)
Junior subordinated debt securities	49,388	49,358	30
Total Borrowings	$363,422	$503,635	$(140,213)
Borrowings are an additional source of funding for us. Total borrowings decreased $140.2 million to $363.4 million at June 30, 2024, compared to $503.6 million at December 31, 2023, primarily due to deposit growth.
Information pertaining to short-term borrowings is summarized in the table below for the six months ended June 30, 2024 and the twelve months ended December 31, 2023.

	Short-Term Borrowings
(dollars in thousands)	June 30, 2024	December 31, 2023
Balance at the period end	$275,000	$415,000
Average balance during the period	$335,137	$500,421
Average interest rate during the period	5.26%	5.44%
Maximum month-end balance during the period	$465,000	$630,000
Average interest rate at the period end	5.09%	5.65%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information pertaining to long-term borrowings and junior subordinated debt securities is summarized in the tables below for the three months ended June 30, 2024 and the twelve months ended December 31, 2023.

	Long-Term Borrowings
(dollars in thousands)	June 30, 2024	December 31, 2023
Balance at the period end	$39,034	$39,277
Average balance during the period	$39,160	$31,706
Average interest rate during the period	4.53%	4.20%
Maximum month-end balance during the period	$39,237	$39,589
Average interest rate at the period end	4.47%	4.52%

	Junior Subordinated Debt Securities
(dollars in thousands)	June 30, 2024	December 31, 2023
Balance at the period end	$49,388	$49,358
Average balance during the period	$49,371	$52,215
Average interest rate during the period	8.20%	7.87%
Maximum month-end balance during the period	$49,388	$54,483
Average interest rate at the period end	7.93%	7.98%
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
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing deposits and attract new deposits, mitigating any funding dependency on other more volatile funding sources. Refer to the "Financial Condition as of June 30, 2024 - Deposits" section of this MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program. Additional funding sources accessible to S&T include borrowing availability at the Federal Home Loan Bank of Pittsburgh, or FHLB, federal funds lines with other financial institutions and the brokered deposit market. We also have availability at the Federal Reserve Discount Window through the Borrower-in-Custody Program.
In response to the bank failures in March 2023, the Federal Reserve authorized additional funding availability to eligible depository institutions through the Federal Reserve Bank Term Funding Program, or BTFP. The temporary program was intended to help assure depositors that their institutions have an additional source of liquidity to meet their needs. Under the program, any collateral eligible for purchase by the Federal Reserve Banks in open market operations could be pledged, including U.S. Treasury securities, U.S. Agencies and U.S. Agency mortgage-backed securities. Collateral advances were equal to 100 percent of the par value of the collateral pledged with a term of up to one year. Interest was charged at a fixed rate equal to the one-year overnight index swap rate plus 10 basis points with no prepayment penalty. The BTFP ceased making new fundings on March 11, 2024.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Available borrowing capacity exceeds uninsured deposits of $2.5 billion. The following table summarizes funding sources available as of the dates presented:

	June 30, 2024			December 31, 2023
(dollars in thousands)	Borrowing Capacity	Balance	Available	Borrowing Capacity	Balance	Available
FHLB	$3,356,875	$245,597	$3,111,278	$3,241,098	$552,136	$2,688,962
Borrower-in-Custody Program	730,570	—	730,570	769,653	—	769,653
Federal Reserve BTFP(1)	200,000	200,000	—	636,963	—	636,963
Total	$4,287,445	$445,597	$3,841,848	$4,647,714	$552,136	$4,095,578
(1) Program created by the Federal Reserve in March 2023, new loans under the program ended March 11, 2024.
We have contractual obligations representing required future payments on certificates of deposit, junior subordinated debt securities, short-term borrowings, long-term borrowings, operating and capital leases, funding commitments on tax credit equity investments and purchase obligations. See the Liquidity and Capital Resources portion of our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K for more information on these future cash outflows. Total certificates of deposit increased $187.5 million to $1.8 billion at June 30, 2024, compared to December 31, 2023 and short-term borrowings decreased $140.0 million to $275.0 million at June 30, 2024, compared to December 31, 2023. Other than these changes, there have been no material changes to the contractual obligations previously disclosed in our 2023 Form 10-K.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At June 30, 2024, S&T Bank had $742.3 million in highly liquid assets, which consisted primarily of $172.2 million in interest-bearing deposits with banks and $569.9 million in unpledged securities. This resulted in a highly liquid assets to total assets ratio of 7.7 percent at June 30, 2024.
We continue to maintain a strong capital position with our leverage ratio at 11.51 percent at June 30, 2024, compared to 11.21 percent at December 31, 2023, both in excess of the well-capitalized regulatory guideline of 5.00 percent. We continue to be well-capitalized with a risk-based Common Equity Tier 1 ratio of 13.89 percent at June 30, 2024, compared to 13.37 percent at December 31, 2023, both in excess of the well-capitalized regulatory guideline of 6.50 percent.
The following table summarizes capital amounts and ratios for S&T and S&T Bank as of the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	June 30, 2024		December 31, 2023
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$1,069,964	11.51%	$1,034,828	11.21%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	1,045,964	13.89%	1,010,828	13.37%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,069,964	14.21%	1,034,828	13.69%
Total capital to risk-weighted assets	8.00%	10.00%	1,189,224	15.79%	1,154,376	15.27%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$1,023,537	11.02%	$995,824	10.79%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	1,023,537	13.60%	995,824	13.18%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,023,537	13.60%	995,824	13.18%
Total capital to risk-weighted assets	8.00%	10.00%	1,142,730	15.18%	1,115,315	14.76%
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
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of June 30, 2024, we had not issued any securities pursuant to this shelf registration statement.

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
The table below reflects the rate shock analyses results for the 1-12 and 13-24 month periods of pretax net interest income and EVE.

	June 30, 2024			December 31, 2023
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	4.8	6.8	(32.5)	3.5	7.6	(31.4)
300	3.3	4.7	(24.4)	2.4	5.4	(23.5)
200	1.6	2.7	(15.7)	1.2	3.4	(15.2)
100	0.4	1.3	(7.2)	0.2	1.6	(7.3)
-100	(3.9)	(5.1)	3.5	(3.5)	(5.1)	3.7
-200	(5.4)	(7.7)	4.2	(4.2)	(6.7)	3.8
-300	(8.0)	(12.5)	0.1	(6.6)	(11.2)	(0.5)
-400	(11.4)	(18.3)	(9.5)	(9.3)	(15.1)	(13.7)
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
Our rate shock analyses show larger changes in the percentage change in pretax net interest income in both the rates up and rates down scenarios when comparing June 30, 2024 to December 31, 2023 primarily due to lower levels of short term borrowings and brokered deposits that contribute to a higher level of asset sensitivity. Our EVE analyses remain relatively unchanged in the rates up scenarios. The percentage change in our EVE show improvement in rates down scenarios when comparing June 30, 2024 to December 31, 2023. These changes are mainly the result of changes to our funding mix.

S&T BANCORP, INC. AND SUBSIDIARIES
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of June 30, 2024. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2024, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

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
The following table is a summary of our purchases of common stock during the second quarter of 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Approximate dollar value of shares that may yet be purchased under the plan
				$50,000,000
04/01/2024-04/30/2024	—	$—	—	50,000,000

05/01/2024-05/31/2024	—	—	—	50,000,000

06/01/2024-06/30/2024	—	—	—	$50,000,000
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
(c) During the three and six months ended June 30, 2024, no director or Section 16 officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

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

S&T Bancorp, Inc. (Registrant)

August 1, 2024	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

Exhibit 107
Calculation of Filing Fee Table
Form S-3
(Form Type)

S&T BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

Table 1: Newly Registered Securities

		Security Type	Security Class Title	Fee Calculation or Carry Forward Rule	Amount Registered	Proposed Maximum Offering Price Per Unit	Maximum Aggregate Offering Price	Fee Rate	Amount of Registration Fee	Carry Forward Form Type	Carry Forward File Number	Carry Forward Initial Effective Date	Filing Fee Previously Paid in Connection with Unsold Securities to Be Carried Forward
Newly Registered Securities
Fees to Be Paid	(1)	Equity	Common Stock	Rule 457(r)				0.0001476
	(2)	Equity	Preferred Stock, no par value	Rule 457(r)				0.0001476
	(3)	Other	Depository Shares	Rule 457(r)				0.0001476
	(4)	Debt	Debt Securities	Rule 457(r)				0.0001476
	(5)	Other	Warrants	Rule 457(r)				0.0001476
	(6)	Other	Units	Rule 457(r)				0.0001476
Fees Previously Paid
Carry Forward Securities
Carry Forward Securities
		Total Offering Amounts					$0		$0
		Total Fees Previously Paid							$0
		Total Fee Offsets							$0
		Net Fee Due							$0

Fee Note #
(1)
An unspecified number of securities or aggregate principal amount, as applicable, is being registered as may from time to time be offered at unspecified prices, and, in addition, an unspecified number of additional shares of common stock is being registered as may be issued from time to time upon conversion of any debt securities that are convertible into common stock or pursuant to any anti-dilution adjustments with respect to any such convertible debt securities. In reliance on Rule 456(b) and Rule 457(r) under the Securities Act of 1933, as amended, the registrant is deferring payment of the entire registration

(2)
An unspecified number of securities or aggregate principal amount, as applicable, is being registered as may from time to time be offered at unspecified. In reliance on Rule 456(b) and Rule 457(r) under the Securities Act of 1933, as amended, the registrant is deferring payment of the entire registration fee required in connection with this registration

(3)
An unspecified number of securities or aggregate principal amount, as applicable, is being registered as may from time to time be offered at unspecified. In reliance on Rule 456(b) and Rule 457(r) under the Securities Act of 1933, as amended, the registrant is deferring payment of the entire registration fee required in connection with this registration

(4)
An unspecified number of securities or aggregate principal amount, as applicable, is being registered as may from time to time be offered at unspecified. In reliance on Rule 456(b) and Rule 457(r) under the Securities Act of 1933, as amended, the registrant is deferring payment of the entire registration fee required in connection with this registration

(5)
An unspecified number of securities or aggregate principal amount, as applicable, is being registered as may from time to time be offered at unspecified. In reliance on Rule 456(b) and Rule 457(r) under the Securities Act of 1933, as amended, the registrant is deferring payment of the entire registration fee required in connection with this registration

(6)
An unspecified number of securities or aggregate principal amount, as applicable, is being registered as may from time to time be offered at unspecified. In reliance on Rule 456(b) and Rule 457(r) under the Securities Act of 1933, as amended, the registrant is deferring payment of the entire registration fee required in connection with this registration