Form 10-Q
period 2024-09-30
S&T BANCORP INC
filed 2024-10-31
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Common Stock, $2.50 Par Value - 38,259,730 shares as of October 30, 2024

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $139,618 and $160,802 at September 30, 2024 and December 31, 2023	$228,090	$233,612
Securities available for sale, at fair value	1,011,312	970,391
Loans held for sale	307	153
Portfolio loans, net of unearned income	7,689,054	7,653,341
Allowance for credit losses	(104,321)	(107,966)
Portfolio loans, net	7,584,733	7,545,375
Bank owned life insurance	84,690	84,008
Premises and equipment, net	45,917	49,006
Federal Home Loan Bank and other restricted stock, at cost	11,484	25,082
Goodwill	373,424	373,424
Other intangible assets, net	3,173	4,059
Other assets	240,817	266,416
Total Assets	$9,583,947	$9,551,526
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,157,537	$2,221,942
Interest-bearing demand	773,224	825,787
Money market	2,074,095	1,941,842
Savings	879,653	950,546
Certificates of deposit	1,770,332	1,581,652
Total Deposits	7,654,841	7,521,769
Short-term borrowings	225,000	415,000
Long-term borrowings	64,015	39,277
Junior subordinated debt securities	49,403	49,358
Other liabilities	214,934	242,677
Total Liabilities	8,208,193	8,268,081
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at September 30, 2024 and December 31, 2023 Outstanding—38,259,730 shares at September 30, 2024 and 38,232,806 shares at December 31, 2023	103,623	103,623
Additional paid-in capital	410,752	409,034
Retained earnings	1,019,033	959,604
Accumulated other comprehensive loss	(60,508)	(90,901)
Treasury stock — 3,189,714 shares at September 30, 2024 and 3,216,638 shares at December 31, 2023, at cost	(97,146)	(97,915)
Total Shareholders’ Equity	1,375,754	1,283,445
Total Liabilities and Shareholders’ Equity	$9,583,947	$9,551,526
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Loans, including fees	$120,907	$114,258	$359,048	$325,681
Investment Securities:
Taxable	10,221	7,857	27,577	23,120
Tax-exempt	165	213	526	642
Dividends	181	631	842	1,752
Total Interest and Dividend Income	131,474	122,959	387,993	351,195
INTEREST EXPENSE
Deposits	42,493	24,910	118,784	59,915
Borrowings, junior subordinated debt securities and other	4,504	10,662	17,661	26,979
Total Interest Expense	46,997	35,572	136,445	86,894
NET INTEREST INCOME	84,477	87,387	251,548	264,301
Provision for credit losses	(454)	5,498	2,595	16,949
Net Interest Income After Provision for Credit Losses	84,931	81,889	248,953	247,352
NONINTEREST INCOME
Net loss on sale of securities	(2,199)	—	(5,346)	—
Debit and credit card	4,688	4,690	13,636	13,708
Service charges on deposit accounts	4,181	4,060	12,098	12,064
Wealth management	3,071	3,003	9,108	9,136
Mortgage banking	355	294	886	884
Other	1,781	131	7,630	3,767
Total Noninterest Income	11,877	12,178	38,012	39,559
NONINTEREST EXPENSE
Salaries and employee benefits	31,274	27,521	91,174	80,513
Data processing and information technology	5,003	4,479	14,172	12,914
Occupancy	3,828	3,671	11,347	11,216
Furniture, equipment and software	3,410	3,125	10,264	9,178
Marketing	1,382	1,741	4,729	5,053
Other taxes	1,874	1,831	5,178	4,943
Professional services and legal	1,229	1,965	4,352	5,855
FDIC insurance	1,054	1,029	3,156	3,073
Other	6,311	7,437	19,121	21,386
Total Noninterest Expense	55,365	52,799	163,493	154,131
Income Before Taxes	41,443	41,268	123,472	132,780
Income tax expense	8,853	7,800	25,272	25,046
Net Income	$32,590	$33,468	$98,200	$107,734
Earnings per share—basic	$0.85	$0.88	$2.57	$2.79
Earnings per share—diluted	$0.85	$0.87	$2.55	$2.78
Dividends declared per share	$0.33	$0.32	$0.99	$0.96
Comprehensive Income	$66,016	$21,875	$128,592	$94,223
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended September 30, 2023
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at June 30, 2023	$103,623	$406,969	$913,974	$(114,043)	$(97,670)	$1,212,853
Net Income for the three months ended September 30, 2023	—	—	33,468	—	—	33,468
Other comprehensive loss, net of tax	—	—	—	(11,593)	—	(11,593)
Cash dividends declared ($0.32 per share)	—	—	(12,280)	—	—	(12,280)
Treasury stock issued for restricted stock awards (3,795 shares)	—	(116)	—	—	116	—
Forfeitures of restricted stock awards (1,404 shares)	—	—	—	—	(39)	(39)
Recognition of restricted stock compensation expense	—	1,123	—	—	—	1,123
Balance at September 30, 2023	$103,623	$407,976	$935,162	$(125,636)	$(97,593)	$1,223,532
See Notes to Consolidated Financial Statements

	Three months ended September 30, 2024
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at June 30, 2024	$103,623	$409,874	$999,115	$(93,934)	$(97,235)	$1,321,443
Net Income for the three months ended September 30,2024	—	—	32,590	—	—	32,590
Other comprehensive income, net of tax	—	—	—	33,426	—	33,426
Cash dividends declared ($0.33 per share)	—	—	(12,679)	—	—	(12,679)
Treasury stock issued for restricted stock awards (5,401 shares)	—	(164)	—	—	164	—
Forfeitures of restricted stock awards (1,875 shares)	—	—	7	—	(75)	(68)
Recognition of restricted stock compensation expense	—	1,042	—	—	—	1,042
Balance at September 30, 2024	$103,623	$410,752	$1,019,033	$(60,508)	$(97,146)	$1,375,754
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Nine months ended September 30, 2023
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2023	$103,623	$406,283	$863,948	$(112,125)	$(77,070)	$1,184,659
Net income for the nine months ended September 30, 2023	—	—	107,734	—	—	107,734
Other comprehensive loss, net of tax	—	—	—	(13,511)	—	(13,511)
Impact of adoption of ASU 2022-02	—	—	(447)	—	—	(447)
Cash dividends declared ($0.96 per share)	—	—	(37,190)	—	—	(37,190)
Treasury stock issued for restricted stock awards (35,836 shares)	—	(1,113)	—	—	1,113	—
Forfeitures of restricted stock awards (51,834 shares)	—	—	1,117	—	(1,638)	(521)
Repurchase of S&T stock (739,426 shares)	—	—	—	—	(19,998)	(19,998)
Recognition of restricted stock compensation expense	—	2,806	—	—	—	2,806
Balance at September 30, 2023	$103,623	$407,976	$935,162	$(125,636)	$(97,593)	$1,223,532
See Notes to Consolidated Financial Statements

	Nine months ended September 30, 2024
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2024	$103,623	$409,034	$959,604	$(90,901)	$(97,915)	$1,283,445
Net income for the nine months ended September 30, 2024	—	—	98,200	—	—	98,200
Other comprehensive income, net of tax	—	—	—	30,393	—	30,393
Impact of adoption of ASU 2023-02	—	—	(1,002)	—	—	(1,002)
Cash dividends declared ($0.99 per share)	—	—	(38,012)	—	—	(38,012)
Treasury stock issued for restricted stock awards (61,154 shares)	—	(1,861)	—	—	1,861	—
Forfeitures of restricted stock awards (34,230 shares)	—	—	243	—	(1,092)	(849)
Recognition of restricted stock compensation expense	—	3,579	—	—	—	3,579
Balance at September 30, 2024	$103,623	$410,752	$1,019,033	$(60,508)	$(97,146)	$1,375,754
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(dollars in thousands)	2024	2023
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$118,585	$140,874
INVESTING ACTIVITIES
Purchases of securities	(222,419)	(65,148)
Proceeds from maturities, prepayments and calls of securities	113,942	95,967
Proceeds from sales of securities	92,873	—
Redemption (purchases) of Federal Home Loan Bank stock	13,598	(15,541)
Net increase in loans	(52,544)	(348,844)
Proceeds from sale of portfolio loans	8,923	8,333
Proceeds from sale of other real estate owned	173	30
Purchases of premises and equipment	(2,134)	(4,921)
Proceeds from the sale of premises and equipment	56	698
Proceeds from life insurance settlement	784	597
Net payments from cash flow hedge	(6,369)	(8,804)
Net Cash Used in Investing Activities	(53,117)	(337,633)
FINANCING ACTIVITIES
Net decrease in demand, money market and savings deposits	(55,608)	(550,359)
Net increase in certificates of deposit	188,690	553,333
Net (decrease) increase in short-term borrowings	(190,000)	260,000
Proceeds from long-term borrowings	25,000	25,000
Repayments on long-term borrowings	(262)	(5,346)
Repurchase of shares for taxes on restricted stock	(849)	(521)
Cash dividends paid to common shareholders	(37,961)	(37,096)
Repurchase of common stock	—	(19,808)
Net Cash (Used in) Provided by Financing Activities	(70,990)	225,203
Net (decrease) increase in cash and due from banks	(5,522)	28,444
Cash and due from banks at beginning of period	233,612	210,009
Cash and Due From Banks at End of Period	$228,090	$238,453

Supplemental Disclosures
Right of use assets obtained in exchange for lease obligations	$—	$1,846
Cash paid for interest	$125,434	$74,939
Cash paid for income taxes, net of refunds	$20,141	$27,727
Transfers of loans to other real estate owned	$114	$88
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
Recently Adopted Accounting Standards
Investments Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
In March 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-02, Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, or PAM, to allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. If certain conditions are met, a reporting entity may elect to account for its tax equity investments using the PAM regardless of the program from which it receives income tax credits, instead of only using it for low-income-housing tax credit, or LIHTC, structures. This amendment also eliminates the ability to account for LIHTC investments using the cost method. The amendments in this update were effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We adopted this ASU, as of January 1, 2024, using a modified retrospective transition approach, which resulted in a $1.0 million cumulative effect adjustment being recorded to retained earnings related to the transition of the cost method to the PAM on LIHTC partnerships. We also elected to apply PAM to our qualifying historic tax credit, or HTC, equity investments. Results for reporting periods beginning after January 1, 2024 are presented using the PAM, while prior period amounts continue to be reported in accordance with previously applicable GAAP. Under the previously applicable accounting guidance, tax credit investments were accounted for using the cost method. The investment was amortized on a straight-line basis over a maximum of 10 years, which represents the period over which the tax credits will be utilized. The amortization expense was recognized in other noninterest expense and the tax credits offset income tax expense. Under the PAM, the equity investment is amortized in proportion to the income tax credits and other income tax benefits received. The amortization expense and the income tax credits are required to be presented on a net basis in income tax expense on the Condensed Consolidated Statements of Comprehensive Income. Refer to Note 7 Tax Credit Equity Investments for additional disclosures.

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
NOTE 2. EARNINGS PER SHARE
Diluted EPS is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted EPS. The treasury stock method was used to determine EPS for the three months ended September 30, 2024 and the two-class method was used to determine EPS for the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023.
The following table reconciles the numerators and denominators of basic and diluted EPS calculations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Numerator for Earnings per Share—Basic and Diluted:
Net income	$32,590	$33,468	$98,200	$107,734
Less: Income allocated to participating shares	—	32	13	138
Net Income Allocated to Shareholders	$32,590	$33,436	$98,187	$107,596

Denominator for Earnings per Share—Treasury Stock Method:
Weighted Average Shares Outstanding—Basic	38,255,184	38,174,804	38,230,458	38,514,617
Add: Potentially dilutive shares	305,225	193,110	336,400	192,055
Denominator for Treasury Stock Method—Diluted	38,560,409	38,367,914	38,566,858	38,706,672

Denominator for Earnings per Share—Two-Class Method:
Weighted Average Shares Outstanding—Basic	38,255,184	38,174,804	38,230,458	38,514,617
Add: Average participating shares outstanding	305,225	161,212	333,263	154,347
Denominator for Two-Class Method—Diluted	38,560,409	38,336,016	38,563,721	38,668,964

Earnings per share—basic	$0.85	$0.88	$2.57	$2.79
Earnings per share—diluted	$0.85	$0.87	$2.55	$2.78
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	70	721	247	231

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
There have been no changes in our valuation methodologies during the three and nine months ended September 30, 2024. Refer to Note 1 Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2023 Form 10-K for more information on the valuation methodologies that we use for financial instruments recorded at fair value on a recurring or nonrecurring basis.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	September 30, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$118,109	$—	$—	$118,109
Obligations of U.S. government corporations and agencies	—	15,026	—	15,026
Collateralized mortgage obligations of U.S. government corporations and agencies	—	565,312	—	565,312
Residential mortgage-backed securities of U.S. government corporations and agencies	—	35,653	—	35,653
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	248,044	—	248,044
Obligations of states and political subdivisions	—	24,713	—	24,713
Total Available-for-Sale Debt Securities	118,109	888,748	—	1,006,857
Equity securities	4,455	—	—	4,455
Total Securities Available for Sale	122,564	888,748	—	1,011,312
Securities held in a deferred compensation plan	10,800	—	—	10,800
Derivative financial assets:
Interest rate swap contracts - commercial loans	—	45,690	—	45,690
Interest rate lock commitments - mortgage loans	—	—	64	64
Total Assets	$133,364	$934,438	$64	$1,067,866
LIABILITIES
Derivative financial liabilities:
Interest rate swap contracts - commercial loans	$—	$46,156	$—	$46,156
Interest rate swap contracts - cash flow hedge	—	7,115	—	7,115
Total Liabilities	$—	$53,271	$—	$53,271

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$133,786	$—	$—	$133,786
Obligations of U.S. government corporations and agencies	—	32,513	—	32,513
Collateralized mortgage obligations of U.S. government corporations and agencies	—	460,939	—	460,939
Residential mortgage-backed securities of U.S. government corporations and agencies	—	38,177	—	38,177
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	273,425	—	273,425
Obligations of states and political subdivisions	—	30,468	—	30,468
Total Available-for-Sale Debt Securities	133,786	835,522	—	969,308
Equity securities	1,010	73	—	1,083
Total Securities Available for Sale	134,796	835,595	—	970,391
Securities held in a deferred compensation plan	9,399	—	—	9,399
Derivative financial assets:
Interest rate swap contracts - commercial loans	—	63,018	—	63,018
Total Assets	$144,195	$898,613	$—	$1,042,808
LIABILITIES
Derivative financial liabilities:
Interest rate swap contracts - commercial loans	$—	$63,554	$—	$63,554
Interest rate swap contracts - cash flow hedge	—	14,739	—	14,739
Total Liabilities	$—	$78,293	$—	$78,293

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our consolidated financial statements. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2024 or December 31, 2023. There were five Level 3 individually assessed loans measured at fair value on a nonrecurring basis as of September 30, 2024 for $15.9 million and one Level 2 individually assessed loan measured at fair value on a nonrecurring basis as of December 31, 2023 for $5.9 million.
For Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2024 the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2024	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average
(dollars in thousands)
Loans individually evaluated	$15,904	Appraisals which utilize sales comparison and income approach	Discount for changes in market conditions	10.00%	-	30.00%	26.54%
Fair Value of Financial Instruments
The following tables present the carrying values and fair values of our financial instruments at the dates presented:

	Carrying Value(1)	Fair Value Measurements at September 30, 2024
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$228,090	$228,090	$228,090	$—	$—
Securities available for sale	1,011,312	1,011,312	122,564	888,748	—
Loans held for sale	307	307	—	307	—
Portfolio loans, net	7,584,733	7,393,357	—	—	7,393,357
Collateral receivable	1,466	1,466	1,466	—	—
Securities held in a deferred compensation plan	10,800	10,800	10,800	—	—
Mortgage servicing rights	5,804	7,959	—	—	7,959
Interest rate swap contracts - commercial loans	45,690	45,690	—	45,690	—
Interest rate lock commitments - mortgage loans	64	64	—	—	64
LIABILITIES
Deposits	$7,654,841	$7,652,235	$5,884,509	$1,767,726	$—
Collateral payable	35,211	35,211	35,211	—	—
Short-term borrowings	225,000	225,129	—	225,129	—
Long-term borrowings	64,015	64,091	—	64,091	—
Junior subordinated debt securities	49,403	49,403	—	49,403	—
Interest rate swap contracts - commercial loans	46,156	46,156	—	46,156	—
Interest rate swap contracts - cash flow hedge	7,115	7,115	—	7,115	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Value(1)	Fair Value Measurements at December 31, 2023
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$233,612	$233,612	$233,612	$—	$—
Securities available for sale	970,391	970,391	134,796	835,595	—
Loans held for sale	153	153	—	153	—
Portfolio loans, net	7,545,375	7,263,270	—	—	7,263,270
Collateral receivable	5,356	5,356	5,356	—	—
Securities held in a deferred compensation plan	9,399	9,399	9,399	—	—
Mortgage servicing rights	6,345	8,704	—	—	8,704
Interest rate swaps - commercial loans	63,018	63,018	—	63,018	—
LIABILITIES
Deposits	$7,521,769	$7,511,598	$5,940,117	$1,571,481	$—
Collateral payable	50,920	50,920	50,920	—	—
Short-term borrowings	415,000	415,000	—	415,000	—
Long-term borrowings	39,277	38,995	—	38,995	—
Junior subordinated debt securities	49,358	49,358	—	49,358	—
Interest rate swaps - commercial loans	63,554	63,554	—	63,554	—
Interest rate swaps - cash flow hedge	14,739	14,739	—	14,739	—
(1) As reported in the Consolidated Balance Sheets
NOTE 4. SECURITIES
The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	September 30, 2024	December 31, 2023
Debt securities	$1,006,857	$969,308
Equity securities	4,455	1,083
Total Securities Available for Sale	$1,011,312	$970,391
The following table presents the amortized cost and fair value of available-for-sale debt securities as of the dates presented:

	September 30, 2024				December 31, 2023
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$122,960	$49	$(4,900)	$118,109	$144,292	$—	$(10,506)	$133,786
Obligations of U.S. government corporations and agencies	15,282	—	(256)	15,026	33,342	—	(829)	32,513
Collateralized mortgage obligations of U.S. government corporations and agencies	598,762	3,907	(37,357)	565,312	507,942	1,068	(48,071)	460,939
Residential mortgage-backed securities of U.S. government corporations and agencies	41,069	6	(5,422)	35,653	44,707	7	(6,537)	38,177
Commercial mortgage-backed securities of U.S. government corporations and agencies	256,147	1,695	(9,798)	248,044	290,775	458	(17,808)	273,425
Obligations of states and political subdivisions	24,899	15	(201)	24,713	30,255	213	—	30,468
Total Available-for-Sale Debt Securities(1)	$1,059,119	$5,672	$(57,934)	$1,006,857	$1,051,313	$1,746	$(83,751)	$969,308
(1) Excludes interest receivable of $3.6 million at September 30, 2024 and $3.8 million at December 31, 2023. Interest receivable is included in other assets in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category as of the dates presented:

	September 30, 2024
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	2	$20,311	$(60)	8	$77,622	$(4,840)	10	$97,933	$(4,900)
Obligations of U.S. government corporations and agencies	—	—	—	2	15,026	(256)	2	15,026	(256)
Collateralized mortgage obligations of U.S. government corporations and agencies	3	29,281	(238)	56	339,367	(37,119)	59	368,648	(37,357)
Residential mortgage-backed securities of U.S. government corporations and agencies	8	40	—	13	35,429	(5,422)	21	35,469	(5,422)
Commercial mortgage-backed securities of U.S. government corporations and agencies	2	19,448	(153)	18	162,908	(9,645)	20	182,356	(9,798)
Obligations of states and political subdivisions	2	19,666	(201)	—	—	—	2	19,666	(201)
Total	17	$88,746	$(652)	97	$630,352	$(57,282)	114	$719,098	$(57,934)

	December 31, 2023
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	1	$10,036	$(52)	13	$123,750	$(10,454)	14	$133,786	$(10,506)
Obligations of U.S. government corporations and agencies	—	—	—	5	32,513	(829)	5	32,513	(829)
Collateralized mortgage obligations of U.S. government corporations and agencies	4	35,161	(318)	57	351,220	(47,753)	61	386,381	(48,071)
Residential mortgage-backed securities of U.S. government corporations and agencies	10	100	(1)	14	37,877	(6,536)	24	37,977	(6,537)
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—	—	29	249,005	(17,808)	29	249,005	(17,808)
Total	15	$45,297	$(371)	118	$794,365	$(83,380)	133	$839,662	$(83,751)
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit impairment or other factors. We do not believe any individual unrealized loss as of September 30, 2024 represents a credit impairment. There were 114 debt securities in an unrealized loss position at September 30, 2024 and 133 debt securities in an unrealized loss position at December 31, 2023. The unrealized losses on debt securities were attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security. At September 30, 2024, we do not intend to sell, and it is more likely than not that we will not be required to sell, the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated other comprehensive income (loss), for the periods presented:

	September 30, 2024			December 31, 2023
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Total unrealized gains (losses) on available-for-sale debt securities	$5,672	$(57,934)	$(52,262)	$1,746	$(83,751)	$(82,005)
Income tax (expense) benefit	(1,221)	12,462	11,241	(372)	17,824	17,452
Net Unrealized Gains (Losses), Net of Tax Included in Accumulated Other Comprehensive Income (Loss)	$4,451	$(45,472)	$(41,021)	$1,374	$(65,927)	$(64,553)
The amortized cost and fair value of available-for-sale debt securities at September 30, 2024 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2024
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies and obligations of states and political subdivisions
Due in one year or less	$15,282	$15,026
Due after one year through five years	127,993	123,156
Due after five years through ten years	19,866	19,666
Due after ten years	—	—
Available-for-Sale Debt Securities With Fixed Maturities	163,141	157,848
Debt Securities without a single maturity date
Collateralized mortgage obligations of U.S. government corporations and agencies	598,762	565,312
Residential mortgage-backed securities of U.S. government corporations and agencies	41,069	35,653
Commercial mortgage-backed securities of U.S. government corporations and agencies	256,147	248,044
Total Available-for-Sale Debt Securities	$1,059,119	$1,006,857
Debt securities are pledged in order to meet various regulatory and legal requirements. Restricted pledged securities had a carrying value of $202.1 million at September 30, 2024 and $18.4 million at December 31, 2023. Unrestricted pledged securities had a carrying value of $261.8 million at September 30, 2024 and $214.0 million at December 31, 2023. Any changes to restricted pledged securities require approval of the pledge beneficiary. Approval is not required for unrestricted pledged securities.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are presented net of unearned income. Unearned income consisted of net deferred loan fees and costs of $4.6 million at September 30, 2024 and $6.6 million at December 31, 2023 and a discount related to purchase accounting fair value adjustments of $2.6 million at September 30, 2024 and $3.1 million at December 31, 2023.
The following table summarizes the composition of originated and acquired loans as of the dates presented:

(dollars in thousands)	September 30, 2024	December 31, 2023
Commercial real estate	$2,660,816	$2,659,135
Commercial and industrial	1,363,477	1,436,183
Commercial construction	374,299	350,583
Business banking	1,291,080	1,360,765
Consumer real estate	1,894,147	1,731,778
Other consumer	105,235	114,897
Total Portfolio Loans	$7,689,054	$7,653,341
Loans held for sale	307	153
Total Loans(1)	$7,689,361	$7,653,494
(1) Excludes interest receivable of $33.6 million at September 30, 2024 and $35.3 million at December 31, 2023. Interest receivable is included in other assets in the Consolidated Balance Sheets.
Modifications to Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost of loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented:

	Three Months Ended September 30, 2024
(dollars in thousands)	Term Extension	Payment Delays (Other Than Insignificant)	Total	% of Portfolio Segment
Commercial real estate	$12,482	$—	$12,482	0.47%
Consumer real estate	223	—	223	0.01%
Total(1)	$12,705	$—	$12,705	0.17%
(1) Excludes loans that were fully paid off or fully charged-off by period end.

	Three Months Ended September 30, 2023
(dollars in thousands)	Term Extension	Payment Delays (Other Than Insignificant)	Total	% of Portfolio Segment
Commercial and industrial	$6,347	$—	$6,347	0.45%
Total(1)	$6,347	$—	$6,347	0.08%
(1) Excludes loans that were fully paid off or fully charged-off by period end.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2024
(dollars in thousands)	Term Extension	Payment Delays (Other Than Insignificant)	Term Extension and Interest Rate Reduction	Total	% of Portfolio Segment
Commercial real estate	$12,482	$—	$—	$12,482	0.47%
Commercial and industrial	9,499	12,340	—	21,839	1.60%
Consumer real estate	330	—	—	330	0.02%
Total(1)	$22,311	$12,340	$—	$34,651	0.45%
(1) Excludes loans that were fully paid off or fully charged-off by period end.

	Nine Months Ended September 30, 2023
(dollars in thousands)	Term Extension	Payment Delays (Other Than Insignificant)	Term Extension and Interest Rate Reduction	Total	% of Portfolio Segment
Commercial real estate	$13,505	$—	$—	$13,505	0.52%
Commercial and industrial	6,892	—	—	6,892	0.48%
Commercial construction	1,610	—	—	1,610	0.43%
Business banking	658	—	—	658	0.05%
Consumer real estate	62	—	191	253	0.02%
Total(1)	$22,727	$—	$191	$22,918	0.30%
(1) Excludes loans that were fully paid off or fully charged-off by period end.
The following tables describe the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Weighted-Average Term Extension (in Months)	Weighted-Average Payment Deferral (in Months)	Weighted-Average Term Extension (in Months)	Weighted-Average Payment Deferral (in Months)
Commercial real estate	3	—	3	—
Commercial and industrial	—	—	11	6
Consumer real estate	99	—	89	—

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Weighted-Average Term Extension (in Months)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Weighted-Average Interest Rate Reduction
Commercial real estate	0	—	7	—
Commercial and industrial	2	—	6	—
Commercial construction	0	—	5	—
Business banking	0	—	5	—
Consumer real estate	0	—	168	2%

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts.
The following tables present the aging analysis of modifications to borrowers experiencing financial difficulty in the last 12 months as of the dates presented:

	September 30, 2024
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$12,482	$—	$—	$—	$12,482
Commercial and industrial	14,364	7,475	—	—	21,839
Business banking	107	—	—	—	107
Consumer real estate	223	—	—	107	330
Total	$27,176	$7,475	$—	$107	$34,758

	September 30, 2023
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$13,505	$—	$—	$—	$13,505
Commercial and industrial	6,447	—	—	445	6,892
Commercial construction	—	1,610	—	—	1,610
Business banking	658	—	—	—	658
Consumer real estate	191	—	62	—	253
Total	$20,801	$1,610	$62	$445	$22,918
A payment default is defined as a loan having a payment past due 90 days or more. There was one payment default for $0.1 million during the three and nine months ended September 30, 2024 compared to none in the same period in 2023 related to loans that were modified within the 12 months prior to default. Additionally, we had four commitments to lend an additional $0.6 million to borrowers experiencing financial difficulty that had a modification during the nine months ended September 30, 2024 and one commitment to lend an additional $0.2 million to borrowers experiencing financial difficulty that had a modification during the same period in 2023.
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
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	September 30, 2024	December 31, 2023
Nonperforming Assets
Nonaccrual Loans	$31,889	$22,947
OREO	—	75
Total Nonperforming Assets	$31,889	$23,022

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the dates presented:

	September 30, 2024
	Risk Rating
(dollars in thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Pass	$122,012	$285,445	$368,565	$410,624	$215,872	$1,095,671	$33,497	$—	$2,531,686
Special mention	—	2,000	390	1,853	—	60,814	255	—	65,312
Substandard	—	—	989	—	2,277	58,624	—	—	61,890
Doubtful	—	—	—	—	—	1,928	—	—	1,928
Total Commercial Real Estate	122,012	287,445	369,944	412,477	218,149	1,217,037	33,752	—	2,660,816
Year-to-date Gross Charge-offs	—	—	—	—	—	5,205	—	—	5,205

Commercial and Industrial
Pass	61,210	167,707	215,943	140,454	41,037	191,486	457,970	—	1,275,807
Special mention	—	—	1,306	703	—	7,748	14,149	—	23,906
Substandard	411	1,227	203	21,510	1,275	7,413	31,431	—	63,470
Doubtful	—	—	—	—	—	—	294	—	294
Total Commercial and Industrial	61,621	168,934	217,452	162,667	42,312	206,647	503,844	—	1,363,477
Year-to-date Gross Charge-offs	—	78	—	1,235	—	91	1,032	—	2,436

Commercial Construction
Pass	70,752	116,904	115,703	44,394	12,579	2,858	7,693	—	370,883
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,416	—	—	3,416
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	70,752	116,904	115,703	44,394	12,579	6,274	7,693	—	374,299
Year-to-date Gross Charge-offs	—	—	—	—	—	—	—	—	—

Business Banking
Pass	103,606	241,984	224,558	176,031	78,046	354,093	88,368	472	1,267,158
Special mention	—	—	296	66	148	4,410	25	274	5,219
Substandard	22	2,325	1,024	3,446	673	10,621	102	490	18,703
Doubtful	—	—	—	—	—	—	—	—	—
Total Business Banking	103,628	244,309	225,878	179,543	78,867	369,124	88,495	1,236	1,291,080
Year-to-date Gross Charge-offs	—	—	31	—	56	286	—	—	373

Consumer Real Estate
Pass	167,541	339,438	326,242	139,304	96,961	229,781	559,635	24,396	1,883,298
Special mention	—	—	—	—	—	1,852	—	—	1,852
Substandard	—	473	44	193	154	4,560	1,091	2,482	8,997
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	167,541	339,911	326,286	139,497	97,115	236,193	560,726	26,878	1,894,147
Year-to-date Gross Charge-offs	—	—	—	—	9	37	49	992	1,087

Other Consumer
Pass	7,080	7,724	8,305	3,998	2,214	587	69,407	5,719	105,034
Special mention	—	—	—	—	—	—	—		—
Substandard	—	—	—	24	16	158	—	3	201
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	7,080	7,724	8,305	4,022	2,230	745	69,407	5,722	105,235
Year-to-date Gross Charge-offs	676	18	105	75	19	16	—	213	1,122

Pass	532,201	1,159,202	1,259,316	914,805	446,709	1,874,476	1,216,570	30,587	7,433,866
Special mention	—	2,000	1,992	2,622	148	74,824	14,429	274	96,289
Substandard	433	4,025	2,260	25,173	4,395	84,792	32,624	2,975	156,677
Doubtful	—	—	—	—	—	1,928	294	—	2,222
Total Loan Balance	$532,634	$1,165,227	$1,263,568	$942,600	$451,252	$2,036,020	$1,263,917	$33,836	$7,689,054

Year-to-date Gross Charge-offs	$676	$96	$136	$1,310	$84	$5,635	$1,081	$1,205	$10,223

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
The following tables present loan balances by year of origination and accrual and nonaccrual status for our portfolio segments as of the dates presented:

	September 30, 2024
(dollars in thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Accrual	$122,012	$287,445	$368,955	$412,477	$218,149	$1,203,855	$33,752	$—	$2,646,645
Nonaccrual	—	—	989	—	—	13,182	—	—	14,171
Total Commercial Real Estate	122,012	287,445	369,944	412,477	218,149	1,217,037	33,752	—	2,660,816
Commercial and Industrial
Accrual	61,621	168,895	217,452	162,567	42,312	206,647	500,681	—	1,360,175
Nonaccrual	—	39	—	100	—	—	3,163	—	3,302
Total Commercial and Industrial	61,621	168,934	217,452	162,667	42,312	206,647	503,844	—	1,363,477
Commercial Construction
Accrual	70,752	116,904	115,703	44,394	12,579	2,858	7,693	—	370,883
Nonaccrual	—	—	—	—	—	3,416	—	—	3,416
Total Commercial Construction	70,752	116,904	115,703	44,394	12,579	6,274	7,693	—	374,299
Business Banking
Accrual	103,628	244,123	225,653	179,543	78,694	365,840	88,495	1,201	1,287,177
Nonaccrual	—	186	225	—	173	3,284	—	35	3,903
Total Business Banking	103,628	244,309	225,878	179,543	78,867	369,124	88,495	1,236	1,291,080
Consumer Real Estate
Accrual	167,541	339,438	326,286	139,497	96,453	233,120	559,717	25,262	1,887,314
Nonaccrual	—	473	—	—	662	3,073	1,009	1,616	6,833
Total Consumer Real Estate	167,541	339,911	326,286	139,497	97,115	236,193	560,726	26,878	1,894,147
Other Consumer
Accrual	7,080	7,724	8,305	4,018	2,116	599	69,407	5,722	104,971
Nonaccrual	—	—	—	4	114	146	—	—	264
Total Other Consumer	7,080	7,724	8,305	4,022	2,230	745	69,407	5,722	105,235
Accrual	532,634	1,164,529	1,262,354	942,496	450,303	2,012,919	1,259,745	32,185	7,657,165
Nonaccrual	—	698	1,214	104	949	23,101	4,172	1,651	31,889
Total Loan Balance	$532,634	$1,165,227	$1,263,568	$942,600	$451,252	$2,036,020	$1,263,917	$33,836	$7,689,054

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Accrual	$276,677	$324,469	$439,308	$240,256	$419,371	$920,316	$32,418	$—	$2,652,815
Nonaccrual	—	—	—	—	—	6,320	—	—	6,320
Total Commercial Real Estate	276,677	324,469	439,308	240,256	419,371	926,636	32,418	—	2,659,135
Commercial and Industrial
Accrual	171,861	231,978	210,636	54,696	52,858	193,257	520,019	—	1,435,305
Nonaccrual	—	—	—	—	—	648	230	—	878
Total Commercial and Industrial	171,861	231,978	210,636	54,696	52,858	193,905	520,249	—	1,436,183
Commercial Construction
Accrual	75,596	154,456	82,313	14,845	151	4,054	14,208	—	345,623
Nonaccrual	—	—	—	—	4,576	384	—	—	4,960
Total Commercial Construction	75,596	154,456	82,313	14,845	4,727	4,438	14,208	—	350,583
Business Banking
Accrual	270,129	262,606	207,611	87,979	99,354	330,902	96,754	1,283	1,356,618
Nonaccrual	—	—	—	39	220	3,864	—	24	4,147
Total Business Banking	270,129	262,606	207,611	88,018	99,574	334,766	96,754	1,307	1,360,765
Consumer Real Estate
Accrual	311,887	335,086	147,689	101,518	67,577	186,909	551,858	22,942	1,725,466
Nonaccrual	—	376	161	523	313	2,885	222	1,832	6,312
Total Consumer Real Estate	311,887	335,462	147,850	102,041	67,890	189,794	552,080	24,774	1,731,778
Other Consumer
Accrual	11,286	11,965	6,499	3,656	1,082	541	76,426	3,112	114,567
Nonaccrual	—	—	8	191	—	131	—	—	330
Total Other Consumer	11,286	11,965	6,507	3,847	1,082	672	76,426	3,112	114,897
Accrual	1,117,436	1,320,560	1,094,056	502,950	640,393	1,635,979	1,291,683	27,337	7,630,394
Nonaccrual	—	376	169	753	5,109	14,232	452	1,856	22,947
Total Loan Balance	$1,117,436	$1,320,936	$1,094,225	$503,703	$645,502	$1,650,211	$1,292,135	$29,193	$7,653,341
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	September 30, 2024
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,646,645	$—	$—	$14,171	$14,171	$2,660,816
Commercial and industrial	1,352,497	7,678	—	3,302	10,980	1,363,477
Commercial construction	370,883	—	—	3,416	3,416	374,299
Business banking	1,284,828	430	1,919	3,903	6,252	1,291,080
Consumer real estate	1,881,657	2,106	3,551	6,833	12,490	1,894,147
Other consumer	104,716	160	95	264	519	105,235
Total	$7,641,226	$10,374	$5,565	$31,889	$47,828	$7,689,054

	December 31, 2023
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,649,412	$—	$3,403	$6,320	$9,723	$2,659,135
Commercial and industrial	1,435,301	4	—	878	882	1,436,183
Commercial construction	345,623	—	—	4,960	4,960	350,583
Business banking	1,351,048	3,525	2,045	4,147	9,717	1,360,765
Consumer real estate	1,719,751	3,352	2,363	6,312	12,027	1,731,778
Other consumer	114,138	366	63	330	759	114,897
Total	$7,615,273	$7,247	$7,874	$22,947	$38,068	$7,653,341

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loans on nonaccrual status by class of loan for the year-to-date periods presented:

	September 30, 2024
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$6,320	$14,171	$989	$91
Commercial and industrial	878	3,302	386	38
Commercial construction	4,960	3,416	3,031	—
Business banking	4,147	3,903	—	83
Consumer real estate	6,312	6,833	—	289
Other consumer	330	264	—	2
Total	$22,947	$31,889	$4,406	$503
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

	December 31, 2023
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$7,100	$6,320	$5,940	$46
Commercial and industrial	283	878	—	38
Commercial construction	384	4,960	4,576	—
Business banking	4,490	4,147	—	209
Consumer real estate	6,526	6,312	—	308
Other consumer	269	330	—	2
Total	$19,052	$22,947	$10,516	$603
(1) Represents only cash payments received and applied to interest on nonaccrual loans.
The following tables present collateral-dependent loans as of the dates presented:

	September 30, 2024
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets
Commercial real estate	$13,822	$—
Commercial and industrial	—	3,072
Commercial construction	3,031	—
Total	$16,853	$3,072

	December 31, 2023
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets
Commercial real estate	$5,940	$—
Commercial construction	4,576	—
Total	$10,516	$—

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present activity in the ACL for the periods presented:

	Three Months Ended September 30, 2024
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$37,077	$34,735	$5,347	$10,883	$15,376	$2,732	$106,150
Provision for credit losses on loans(1)	(1,441)	2,184	(945)	252	46	212	308
Charge-offs	—	(1,308)	—	(179)	(616)	(337)	(2,440)
Recoveries	1	113	—	73	40	76	303
Net (Charge-offs)/ Recoveries	1	(1,195)	—	(106)	(576)	(261)	(2,137)
Balance at End of Period	$35,637	$35,724	$4,402	$11,029	$14,846	$2,683	$104,321
(1) Excludes the provision for credits losses for unfunded commitments.

	Three Months Ended September 30, 2023
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$40,837	$28,328	$6,739	$13,616	$13,418	$2,819	$105,757
Provision for credit losses on loans(1)	(1,081)	6,068	93	(15)	896	198	6,159
Charge-offs	—	(3,033)	—	(590)	(107)	(347)	(4,077)
Recoveries	1	161	—	90	42	73	367
Net Recoveries/(Charge-offs)	1	(2,872)	—	(500)	(65)	(274)	(3,710)
Balance at End of Period	$39,757	$31,524	$6,832	$13,101	$14,249	$2,743	$108,206
(1) Excludes the provision for credit losses for unfunded commitments.

	Nine Months Ended September 30, 2024
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$37,886	$34,538	$5,382	$12,858	$14,663	$2,639	$107,966
Provision for credit losses on loans(1)	2,498	2,715	(980)	(1,610)	1,136	934	4,693
Charge-offs	(5,205)	(2,436)	—	(373)	(1,087)	(1,122)	(10,223)
Recoveries	458	907	—	154	134	232	1,885
Net (Charge-offs)/ Recoveries	(4,747)	(1,529)	—	(219)	(953)	(890)	(8,338)
Balance at End of Period	$35,637	$35,724	$4,402	$11,029	$14,846	$2,683	$104,321
(1) Excludes the provision for credits losses for unfunded commitments.

	Nine Months Ended September 30, 2023
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$41,428	$25,710	$6,264	$12,547	$12,105	$3,286	$101,340
Impact of ASU 2022-02	—	75	215	251	278	(251)	568
Provision for credit losses on loans(1)	(2,636)	14,424	351	1,325	1,934	462	15,860
Charge-offs	—	(18,253)	—	(1,252)	(224)	(1,029)	(20,758)
Recoveries	965	9,568	2	230	156	275	11,196
Net Recoveries/(Charge-offs)	965	(8,685)	2	(1,022)	(68)	(754)	(9,562)
Balance at End of Period	$39,757	$31,524	$6,832	$13,101	$14,249	$2,743	$108,206
(1) Excludes the provision for credits losses for unfunded commitments.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivatives Designated as Hedging Instruments
The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivative Assets (Included in Other Assets)				Derivative Liabilities (Included in Other Liabilities)
	September 30, 2024		December 31, 2023		September 30, 2024		December 31, 2023
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts - cash flow hedge	$—	$—	$—	$—	$500,000	$7,115	$500,000	$14,739
Total Derivatives Designated as Hedging Instruments	$—	$—	$—	$—	$500,000	$7,115	$500,000	$14,739

Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	864,443	45,690	892,712	63,018	864,443	46,156	892,712	63,554
Interest rate lock commitments - mortgage loans	2,233	64	—	—	—	—	—	—
Total Derivatives Not Designated as Hedging Instruments	$866,676	$45,754	$892,712	$63,018	$864,443	$46,156	$892,712	$63,554

Total Derivatives	$866,676	$45,754	$892,712	$63,018	$1,364,443	$53,271	$1,392,712	$78,293
The following table indicates the gross amounts of interest rate swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Gross amounts recognized	$45,690	$63,018	$53,271	$78,293
Gross amounts offset	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	45,690	63,018	53,271	78,293
Netting adjustments(1)	(6,290)	(10,424)	(6,290)	(10,424)
Cash collateral(2)	(35,211)	(50,920)	(1,466)	(5,356)
Net Amount	$4,189	$1,674	$45,515	$62,513
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effect, net of tax, of the cash flow hedges on OCI and on the Condensed Consolidated Statements of Comprehensive Income for the periods presented:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Income
(dollars in thousands)	Three months ended September 30, 2024	Three months ended September 30, 2023	Three months ended September 30, 2024	Three months ended September 30, 2023
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedge	$7,877	$(1,647)	$(2,785)	$(2,749)
Total	$7,877	$(1,647)	$(2,785)	$(2,749)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Income
(dollars in thousands)	Nine months ended September 30, 2024	Nine months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedge	$6,018	$(3,399)	$(8,386)	$(6,958)
Total	$6,018	$(3,399)	$(8,386)	$(6,958)
Amounts reported in OCI related to derivatives that are designated as hedging instruments are reclassified to interest income as interest payments are received on variable rate assets. During the next twelve months, we estimate that an additional $5.8 million will be reclassified as a decrease to interest income. Our current interest rate swap agreements have 3-5 year terms with maturity dates extending into 2027.
The following table indicates the gain (loss) recognized in income on derivatives not designated as hedging instruments for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$8	$(851)	$90	$(851)
Interest rate lock commitments—mortgage loans	64	—	64	(5)
Forward sale contracts—mortgage loans	—	—	—	(2)
Total Derivatives Gain (Loss)	$72	$(851)	$154	$(858)
NOTE 7. TAX CREDIT EQUITY INVESTMENTS
As part of our responsibilities under the Community Reinvestment Act and due to their favorable federal income tax benefits, we invest in LIHTC and HTC partnerships. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. Effective January 1, 2024, we adopted ASU 2023-02 and elected to apply the PAM to both LIHTC and HTC equity investments. The adoption of this ASU resulted in a $1.0 million cumulative effect adjustment, which decreased retained earnings and other assets. Tax credit equity investment balances of $41.9 million were included in other assets in the Consolidated Balance Sheets at September 30, 2024. Unfunded commitments of $6.7 million were included in other liabilities in the Consolidated Balance Sheets at September 30, 2024.
For the three and nine months ended September 30, 2024, amortization expense of $1.4 million and $2.9 million as well as tax credits and other tax benefits of $1.7 million and $3.5 million were recognized in income tax expense in the Condensed Consolidated Statements of Comprehensive Income. No impairment losses were recognized for the three and nine months ended September 30, 2024.
Prior to the adoption of ASU 2023-02, the cost method was used to account for our investments in tax credit equity investments. For the three and nine months ended September 30, 2023 amortization expense of $0.5 million and $1.6 million were included in other expense and tax credits of $0.5 million and $1.6 million were recognized as a reduction to income tax expense on our Consolidated Statements of Comprehensive Income. Other tax benefits of $3.8 million were included in deferred tax assets on our Consolidated Balance Sheets at September 30, 2023.

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
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	September 30, 2024	December 31, 2023
Commitments to extend credit	$2,380,155	$2,566,154
Standby letters of credit	66,956	61,889
Total	$2,447,111	$2,628,043
Allowance for Credit Losses on Unfunded Loan Commitments
We maintain an ACL on unfunded commercial and consumer lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on our Condensed Consolidated Statements of Comprehensive Income. The allowance for unfunded commitments is included in other liabilities on our Consolidated Balance Sheets.
The following table presents activity in the ACL on unfunded loan commitments for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at beginning of period	$5,511	$9,946	$6,848	$8,196
Provision for credit losses	(762)	(661)	(2,099)	1,089
Total	$4,749	$9,285	$4,749	$9,285
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the change in components of other comprehensive income (loss) for the periods presented, net of tax effects.

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(dollars in thousands)	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Change in net unrealized gains (losses) on available-for-sale debt securities	$30,170	$(6,511)	$23,659	$(12,977)	$2,696	$(10,281)
Net available-for-sale securities losses reclassified into earnings	2,199	(474)	1,725	—	—	—
Change in interest rate swap	10,042	(2,165)	7,877	(2,073)	426	(1,647)
Adjustment to funded status of employee benefit plans	218	(53)	165	440	(105)	335
Other Comprehensive Income (Loss)	$42,629	$(9,203)	$33,426	$(14,610)	$3,017	$(11,593)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(dollars in thousands)	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Change in net unrealized gains (losses) on available-for-sale debt securities	$24,397	$(5,094)	$19,303	$(13,107)	$2,708	$(10,399)
Net available-for-sale securities losses reclassified into earnings	5,346	(1,116)	4,230	—	—	—
Change in interest rate swap	7,625	(1,607)	6,018	(4,300)	902	(3,399)
Adjustment to funded status of employee benefit plans	1,019	(177)	842	365	(79)	287
Other Comprehensive Income (Loss)	$38,387	$(7,994)	$30,393	$(17,042)	$3,531	$(13,511)

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations for the three and nine months ended September 30, 2024 and 2023. Our MD&A should be read in conjunction with our Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
Important Note Regarding Forward-Looking Statements
This quarterly Report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position and other matters regarding or affecting S&T and its future business and operations. Forward-looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses and the credit risk of our commercial and consumer loan products; changes in the level of charge-offs and changes in estimates of the adequacy of the allowance for credit losses, or ACL; cyber-security concerns; rapid technological developments and changes; operational risks or risk management failures by us or critical third parties, including fraud risk; our ability to manage our reputational risks; sensitivity to the interest rate environment, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; any remaining uncertainties with the transition from LIBOR as a reference rate; regulatory supervision and oversight, including changes in regulatory capital requirements and our ability to address those requirements; unanticipated changes in our liquidity position; unanticipated changes in regulatory and governmental policies impacting interest rates and financial markets; changes in accounting policies, practices or guidance; legislation affecting the financial services industry as a whole, and S&T, in particular; developments affecting the industry and the soundness of financial institutions and further disruption to the economy and U.S. banking system; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; reliance on significant customer relationships; an interruption or cessation of an important service by a third-party provider; our ability to attract and retain talented executives and other employees; general economic or business conditions, including the strength of regional economic conditions in our market area; ESG practices and disclosures, including climate change, hiring practices, the diversity of the work force and racial and social justice issues; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; the stability of our core deposit base and access to contingency funding; re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses and geopolitical tensions and conflicts between nations.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. Further, we view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates as of September 30, 2024 remained unchanged from the disclosures presented in our 2023 Form 10-K under Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
The following table reconciles interest and dividend income and net interest income per the Condensed Consolidated Statements of Comprehensive Income to interest income, net interest income and net interest margin on an FTE basis (non-GAAP) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Total Interest and Dividend Income	$131,474	$122,959	$387,993	$351,195
Plus: taxable equivalent adjustment	671	674	2,045	1,868
Interest and Dividend Income on an FTE Basis (Non-GAAP)	$132,145	$123,633	$390,038	$353,063

Total Interest and Dividend Income	$131,474	$122,959	$387,993	$351,195
Less: Interest expense	(46,997)	(35,572)	(136,445)	86,894
Net Interest Income	84,477	87,387	251,548	264,301
Plus: taxable equivalent adjustment	671	674	2,045	1,868
Net Interest Income on an FTE Basis (Non-GAAP)	$85,148	$88,061	$253,593	$266,169

Net interest margin	3.79%	4.06%	3.81%	4.18%
Plus: taxable equivalent adjustment	0.03%	0.03%	0.03%	0.03%
Net Interest Margin on an FTE Basis (Non-GAAP)	3.82%	4.09%	3.84%	4.21%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Net income (annualized)	$129,652	$132,779	$131,172	$144,040
Plus: amortization of intangibles (annualized), net of tax	893	1,034	919	1,055
Net income before amortization of intangibles (annualized)	$130,545	$133,813	$132,091	$145,095

Average shareholders' equity	$1,354,047	$1,224,905	$1,316,083	$1,220,694
Less: average goodwill and other intangible assets, net of deferred tax liability	(376,048)	(377,020)	(376,283)	(377,290)
Average tangible shareholders' equity	$977,999	$847,885	$939,800	$843,404
Return on Average Tangible Shareholders' Equity (non-GAAP)	13.35%	15.78%	14.06%	17.20%
Executive Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.6 billion at September 30, 2024. We operate in Pennsylvania and Ohio providing a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA”.
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
Earnings Summary
The following table presents a summary of key profitability metrics for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Net income	$32,590	$33,468	$98,200	$107,734
Earnings per share - diluted	$0.85	$0.87	$2.55	$2.78
Return on average assets	1.35%	1.42%	1.37%	1.56%
Return on average shareholders' equity	9.58%	10.84%	9.97%	11.80%
Return on average tangible shareholders' equity (non-GAAP)(1)	13.35%	15.78%	14.06%	17.20%
(1) Reconciled to GAAP in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.
We recognized net income of $32.6 million, or $0.85 per diluted share, for the three months ended September 30, 2024 compared to net income of $33.5 million, or $0.87 per diluted share, for the same period in 2023 and net income of $98.2 million, or $2.55 per diluted share, for the nine months ended September 30, 2024 compared to net income of $107.7 million, or $2.78 per diluted share, for the same period in 2023.
Net interest income decreased $2.9 million, or 3.3 percent, and $12.8 million, or 4.8 percent, for the three and nine months ended September 30, 2024 compared to the same periods in 2023. Net interest margin, or NIM, on an FTE basis (non-GAAP) decreased 27 and 37 basis points for the three and nine months ended September 30, 2024 compared to the same periods in 2023. The decreases in both net interest income and NIM on an FTE basis (non-GAAP) were primarily due to the impact of higher interest rates on total interest-bearing liabilities compared to the same period in 2023. While higher interest rates positively impacted interest income and rates on interest-earning assets, this impact was more than offset by higher interest expense and rates on interest-bearing liabilities. Our cost of interest-bearing liabilities benefited from strong customer deposit growth in 2024, which has helped to improve our overall funding mix by reducing wholesale funding sources of brokered

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

deposits and borrowings. NIM is reconciled to net interest margin adjusted to an FTE basis (non-GAAP) in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.
The provision for credit losses decreased $6.0 million and $14.3 million to a negative $0.5 million and $2.6 million for the three and nine months ended September 30, 2024 compared to amounts of $5.5 million and $16.9 million for the same periods in 2023. The decrease in the provision for credit losses for the three and nine months ended September 30, 2024 compared to the same periods in 2023 was primarily due to a lower level of ACL and a decrease in loan charge-offs. The lower level of ACL was primarily related to a decrease in qualitative reserve as asset quality continues to improve.
Noninterest income had a slight decrease of $0.3 million, or 2.47 percent, and $1.5 million or 3.91 percent, for the three and nine months ended September 30, 2024 compared to the same periods in 2023. The decrease in noninterest income is attributed to a loss on the sale of securities of $2.2 million and $5.3 million, which was recognized during the three and nine months ended September 30, 2024 related to the repositioning of securities into longer duration higher-yielding securities. This decrease was partially offset by changes to other noninterest income. Other noninterest income increased $1.7 million for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to an increase of $0.9 million in the valuation of our commercial loans swaps and a $0.3 million fair value adjustment of assets in a nonqualified benefit plan in the third quarter of 2023. Other noninterest income increased by $3.9 million for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to a fair value adjustment of $3.4 million from the Visa exchange offer for Visa Class B-1 common stock.
Noninterest expense increased $2.6 million, or 4.86 percent, and $9.4 million, or 6.07 percent, for the three and nine months ended September 30, 2024 compared to the same periods in 2023. The most significant change in noninterest expense related to salaries and employee benefits which increased $3.8 million and $10.7 million for the three and nine months ended September 30, 2024 due to annual merit increases, inflationary wage pressure, the acquisition of new talent, higher incentives and medical costs. This increase was partially offset by decreases in other noninterest income of $1.1 million and $2.2 million for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily related to the adoption of PAM. As a result of this adoption, amortization expense of $1.4 million and $2.9 million related to tax credit equity investments is included in income tax expense for 2024, while $0.5 million and $1.6 million are included in noninterest expense for 2023.
Our effective tax rate was 21.4 percent and 20.5 percent for the three and nine months ended September 30, 2024 compared to 18.9 percent for the three and nine months ended September 30, 2023. The increase in the effective tax rate for the three and nine months ended September 30, 2024 was primarily due to the adoption of the PAM related to tax credit equity investments on January 1, 2024.
RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023
Net Interest Income
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$200,301	$2,739	5.44%	$144,303	$1,778	4.93%
Securities, at fair value(1)(2)	990,375	7,717	3.12%	964,928	6,372	2.64%
Loans held for sale	20	—	6.77%	207	4	6.70%
Commercial real estate	3,298,619	49,444	5.96%	3,243,056	47,685	5.83%
Commercial and industrial	1,566,145	29,075	7.39%	1,646,572	29,952	7.22%
Commercial construction	406,321	7,987	7.82%	373,111	7,334	7.80%
Total Commercial Loans	5,271,085	86,506	6.53%	5,262,739	84,971	6.41%
Residential mortgage	1,589,791	20,353	5.11%	1,332,913	15,576	4.66%
Home equity	642,384	11,324	7.01%	645,949	11,063	6.80%
Installment and other consumer	103,390	2,248	8.65%	115,111	2,473	8.52%
Consumer construction	62,998	1,017	6.42%	52,783	651	4.89%
Total Consumer Loans	2,398,563	34,942	5.81%	2,146,756	29,763	5.52%
Total Portfolio Loans	7,669,648	121,448	6.30%	7,409,495	114,734	6.15%
Total Loans(1)(3)	7,669,668	121,448	6.30%	7,409,702	114,738	6.15%
Total other earning assets	15,413	241	6.21%	42,645	745	6.97%
Total Interest-earning Assets	8,875,757	$132,145	5.93%	8,561,578	$123,633	5.74%
Noninterest-earning assets	744,609			763,243
Total Assets	$9,620,366			$9,324,821
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$785,854	$2,192	1.11%	$868,782	$1,998	0.91%
Money market	2,051,754	17,520	3.40%	1,595,964	9,414	2.34%
Savings	891,952	1,677	0.75%	996,999	1,178	0.47%
Certificates of deposit	1,825,530	21,104	4.60%	1,382,532	12,320	3.54%
Total Interest-bearing Deposits	5,555,090	42,493	3.04%	4,844,277	24,910	2.04%
Short-term borrowings	202,500	2,489	4.88%	585,196	8,335	5.65%
Long-term borrowings	40,383	454	4.47%	39,458	445	4.47%
Junior subordinated debt securities	49,394	1,007	8.11%	50,649	1,041	8.16%
Total Borrowings	292,277	3,950	5.37%	675,303	9,821	5.77%
Other interest-bearing liabilities	41,038	554	5.36%	62,584	841	5.33%
Total Interest-bearing Liabilities	5,888,405	46,997	3.17%	5,582,164	35,572	2.53%
Noninterest-bearing liabilities	2,377,914			2,517,752
Shareholders' equity	1,354,047			1,224,905
Total Liabilities and Shareholders' Equity	$9,620,366			$9,324,821
Net Interest Income (FTE) (non-GAAP)(1)(2)		$85,148			$88,061
Net Interest Margin (FTE) (non-GAAP)(1)(2)			3.82%			4.09%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$162,957	$6,758	5.54%	$139,248	$5,124	4.91%
Securities, at fair value(1)(2)	972,941	21,563	2.96%	982,831	18,882	2.56%
Loans held for sale	74	4	7.14%	142	7	6.63%
Commercial real estate	3,336,689	148,676	5.95%	3,184,270	134,299	5.64%
Commercial and industrial	1,599,528	88,305	7.37%	1,680,640	88,426	7.03%
Commercial construction	382,177	22,272	7.78%	382,020	21,575	7.55%
Total Commercial Loans	5,318,394	259,253	6.51%	5,246,930	244,300	6.23%
Residential mortgage	1,532,410	57,628	5.02%	1,236,310	42,066	4.54%
Home equity	645,055	33,830	7.01%	647,785	31,768	6.56%
Installment and other consumer	106,523	6,891	8.64%	118,846	7,285	8.20%
Consumer construction	68,504	3,068	5.98%	47,203	1,634	4.63%
Total Consumer Loans	2,352,492	101,417	5.75%	2,050,144	82,753	5.39%
Total Portfolio Loans	7,670,886	360,670	6.28%	7,297,074	327,053	5.99%
Total Loans(1)(3)	7,670,960	360,674	6.28%	7,297,216	327,060	5.99%
Total other earning assets	20,260	1,043	6.87%	38,152	1,998	6.98%
Total Interest-earning Assets	8,827,118	$390,038	5.90%	8,457,447	$353,064	5.58%
Noninterest-earning assets	746,295			752,326
Total Assets	$9,573,413			$9,209,773
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$812,443	$6,817	1.12%	$847,222	$3,888	0.61%
Money market	1,970,539	48,242	3.27%	1,621,726	25,636	2.11%
Savings	915,643	4,744	0.69%	1,041,346	2,970	0.38%
Certificates of deposit	1,746,498	58,981	4.51%	1,224,704	27,421	2.99%
Total Interest-bearing Deposits	5,445,123	118,784	2.91%	4,734,998	59,915	1.69%
Short-term borrowings	290,602	11,269	5.17%	522,448	20,929	5.36%
Long-term borrowings	39,571	1,337	4.51%	29,133	883	4.05%
Junior subordinated debt securities	49,379	3,021	8.17%	53,180	3,083	7.75%
Total Borrowings	379,552	15,627	5.49%	604,761	24,895	5.50%
Other interest-bearing liabilities	50,303	2,034	5.40%	55,637	2,085	5.01%
Total Interest-bearing Liabilities	5,874,978	136,445	3.10%	5,395,396	86,895	2.15%
Noninterest-bearing liabilities	2,382,352			2,593,683
Shareholders' equity	1,316,083			1,220,694
Total Liabilities and Shareholders' Equity	$9,573,413			$9,209,773
Net Interest Income (FTE) (non-GAAP)(1)(2)		$253,593			$266,169
Net Interest Margin (FTE) (non-GAAP)(1)(2)			3.84%			4.21%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.
Net interest income on an FTE basis (non-GAAP) decreased $2.9 million, or 3.3 percent, and $12.6 million, or 4.7 percent, for the three and nine months ended September 30, 2024 compared to the same periods in 2023. The net interest margin, or NIM, on an FTE basis (non-GAAP) decreased 27 and 37 basis points for the three and nine months ended September 30, 2024 compared to the same periods in 2023. The decreases in both net interest income and NIM on an FTE basis (non-GAAP) were primarily due to the impact of higher interest rates on total interest-bearing liabilities. While higher interest rates positively impacted interest income and rates on interest-earning assets, the increase in interest income was more than offset by higher interest expense and rates on interest-bearing liabilities. Our cost of interest-bearing liabilities benefited from strong customer deposit growth in 2024, which has helped to improve our overall funding mix by reducing wholesale funding sources of brokered deposits and borrowings.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income on an FTE basis (non-GAAP) increased $8.5 million and $37.0 million for the three and nine months ended September 30, 2024 compared to the same periods in 2023. The increase in interest income on an FTE basis (non-GAAP) was primarily due to higher interest rates on interest-earning assets. The average yield on loan balances increased 15 and 29 basis points for the three and nine months ended September 30, 2024 compared to the same periods in 2023 due to higher interest rates. Average loan balances increased $260.0 million and $373.7 million for the three and nine months ended September 30, 2024 compared to the same periods in 2023. Overall, the FTE rate (non-GAAP) on interest-earning assets increased 19 and 32 basis points for the three and nine months ended September 30, 2024 compared to the same periods in 2023.
Interest expense increased $11.4 million and $49.6 million for the three and nine months ended September 30, 2024 compared to the same periods in 2023. The increase in interest expense was primarily due to higher interest rates and a shift in our customer deposit mix to higher costing products. Average interest-bearing deposits increased $710.8 million and $710.1 million, of which $89.8 million and $173.2 million were brokered deposits, for the three and nine months ended September 30, 2024 compared to the same periods in 2023. Average borrowings decreased $383.0 million and $225.2 million for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to increased deposit balances. Overall, the cost of interest-bearing liabilities increased 64 and 95 basis points for the three and nine months ended September 30, 2024 compared to the same periods in 2023.
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2024 Compared to September 30, 2023			Nine Months Ended September 30, 2024 Compared to September 30, 2023
(dollars in thousands)	Volume (4)	Rate (4)	Total	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$690	$271	$961	$872	$761	$1,633
Securities, at fair value(1)(2)	168	1,177	1,345	(190)	2,872	2,682
Loans held for sale	(3)	—	(3)	(3)	—	(3)
Commercial real estate	817	941	1,758	6,428	7,950	14,378
Commercial and industrial	(1,463)	587	(876)	(4,268)	4,147	(121)
Commercial construction	653	—	653	9	688	697
Total Commercial Loans	7	1,528	1,535	2,169	12,785	14,954
Residential mortgage	3,002	1,775	4,777	10,075	5,486	15,561
Home equity	(61)	322	261	(134)	2,196	2,062
Installment and other consumer	(252)	27	(225)	(755)	361	(394)
Consumer construction	126	240	366	738	696	1,434
Total Consumer Loans	2,815	2,364	5,179	9,924	8,739	18,663
Total Portfolio Loans	2,822	3,892	6,714	12,093	21,524	33,617
Total Loans(1)(3)	2,819	3,892	6,711	12,090	21,524	33,614
Total other earning assets	(476)	(29)	(505)	(937)	(17)	(954)
Change in Interest Earned on Interest-earning Assets	$3,201	$5,311	$8,512	$11,835	$25,140	$36,975
Interest paid on:
Interest-bearing demand	$(191)	$385	$194	$(160)	$3,089	$2,929
Money market	2,688	5,418	8,106	5,514	17,092	22,606
Savings	(124)	624	500	(359)	2,132	1,773
Certificates of deposit	3,948	4,835	8,783	11,683	19,878	31,561
Total Interest-bearing Deposits	6,321	11,262	17,583	16,678	42,191	58,869
Short-term borrowings	(5,451)	(395)	(5,846)	(9,288)	(373)	(9,661)
Long-term borrowings	11	(1)	10	317	137	454
Junior subordinated debt securities	(26)	(8)	(34)	(220)	158	(62)
Total Borrowings	(5,466)	(404)	(5,870)	(9,191)	(78)	(9,269)
Other interest-bearing liabilities	(290)	2	(288)	(200)	151	(49)
Change in Interest Paid on Interest-bearing Liabilities	565	10,860	11,425	7,287	42,264	49,551
Change in Net Interest Income	$2,636	$(5,549)	$(2,913)	$4,548	$(17,124)	$(12,576)
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
The provision for credit losses decreased $6.0 million and $14.3 million to a negative $0.5 million and $2.6 million for the three and nine months ended September 30, 2024, compared to $5.5 million and $16.9 million for the same periods in 2023. The decrease in the provision for credit losses for the three and nine months ended September 30, 2024 compared to the same periods in 2023 was primarily due to a lower level of ACL and a decrease in loan charge-offs. The lower level of ACL was primarily related to a decrease in qualitative reserve as asset quality continues to improve. Additionally, the provision for credit losses included reductions of $0.8 million and $2.1 million in the reserve for unfunded commitments for the three and nine months ended September 30, 2024 compared to a reduction of $0.7 million and an increase of $1.1 million for the same periods in 2023. The decrease in the reserve for unfunded commitments for the three and nine months ended September 30, 2024 was primarily due to lower loss rates and fewer unused commitments in the construction portfolio.
For the three and nine months ended September 30, 2024, we had net loan charge-offs of $2.1 million and $8.3 million compared to net loan charge-offs of $3.7 million and $9.6 million for the same periods in 2023. Offsetting loan charge-offs of $20.8 million during the nine months ended September 30, 2023 was a $9.3 million recovery related to a 2020 customer fraud. Refer to the "Allowance for Credit Losses" section of this MD&A for further details.
Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net loss on sale of securities	$(2,199)	$—	$(2,199)	—%	$(5,346)	$—	$(5,346)	—%
Debit and credit card	4,688	4,690	(2)	—%	13,636	13,708	(72)	(0.5)%
Service charges on deposit accounts	4,181	4,060	121	3.0%	12,098	12,064	34	0.3%
Wealth management	3,071	3,003	68	2.3%	9,108	9,136	(28)	(0.3)%
Mortgage banking	355	294	61	20.7%	886	884	2	0.2%
Other noninterest income	1,781	131	1,650	NM	7,630	3,767	3,863	102.5%
Total Noninterest Income	$11,877	$12,178	$(301)	(2.5)%	$38,012	$39,559	$(1,547)	(3.9)%
NM - not meaningful
Noninterest income decreased $0.3 million and $1.5 million to $11.9 million and $38.0 million for the three and nine months ended September 30, 2024 compared to the same periods in 2023. The decrease in noninterest income was primarily due to a loss on the sale of securities of $2.2 million and $5.3 million recognized during the three and nine months ended September 30, 2024 compared to the same periods in 2023 related to the repositioning of securities into longer duration higher-yielding securities. This decrease was partially offset by changes to other noninterest income, which increased $1.7 million for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to a $0.9 million commercial loan swap valuation adjustment and a $0.3 million fair value adjustment of assets in a nonqualified benefit plan in the third quarter of 2023. Other noninterest income increased $3.9 million for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to a fair value adjustment of $3.4 million from the Visa exchange offer for Visa Class B-1 common stock.
Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Salaries and employee benefits	$31,274	$27,521	$3,753	13.6%	$91,174	$80,513	$10,661	13.2%
Data processing and information technology	5,003	4,479	524	11.7%	14,172	12,914	1,258	9.7%
Occupancy	3,828	3,671	157	4.3%	11,347	11,216	131	1.2%
Furniture, equipment and software	3,410	3,125	285	9.1%	10,264	9,178	1,086	11.8%
Marketing	1,382	1,741	(359)	(20.6)%	4,729	5,053	(324)	(6.4)%
Other taxes	1,874	1,831	43	2.3%	5,178	4,943	235	4.8%
Professional services and legal	1,229	1,965	(736)	(37.5)%	4,352	5,855	(1,503)	(25.7)%
FDIC insurance	1,054	1,029	25	2.4%	3,156	3,073	83	2.7%
Other	6,311	7,437	(1,126)	(15.1)%	19,121	21,386	(2,265)	(10.6)%
Total Noninterest Expense	$55,365	$52,799	$2,566	4.9%	$163,493	$154,131	$9,362	6.1%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest expense increased $2.6 million to $55.4 million for the three months ended September 30, 2024 and increased $9.4 million to $163.5 million for the nine months ended September 30, 2024 compared to the same periods in 2023. Salaries and employee benefits increased $3.8 million to $31.3 million for the three months ended September 30, 2024, and increased $10.7 million to $91.2 million for the nine months ended September 30, 2024 compared to the same periods in 2023 due to higher salary expense related to annual merit increases, inflationary wage pressure, the acquisition of new talent, higher incentives and medical costs. Data processing and information technology increased $0.5 million for the three months ended September 30, 2024 and increased $1.3 million for the nine months ended September 30, 2024 compared to the same periods in 2023 due to additional services provided through our third party vendor. Furniture, equipment and software increased $0.3 million for the three months ended September 30, 2024 and $1.1 million for the nine months ended September 30, 2024 compared to the same periods in 2023 due to investments in technology. Professional services and legal expense decreased $0.7 million for the three months ended September 30, 2024 and $1.5 million for the nine months ended September 30, 2024 compared to the same periods in 2023 due to expiring consulting engagements and a decrease in legal expenses. Other noninterest expense decreased $1.1 million and $2.3 million for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to the adoption of PAM. As a result of this adoption, amortization expense of $1.4 million and $2.9 million related to tax credit equity investments is included in income tax expense for 2024, while $0.5 million and $1.6 million are included in noninterest expense for 2023.
Provision for Income Taxes
The provision for income taxes increased $1.1 million to $8.9 million for the three months ended September 30, 2024 and increased $0.3 million to $25.3 million for the nine months ended September 30, 2024 compared to $7.8 million and $25.0 million for the same periods in 2023. The increase in our income tax provision for the three and nine months ended September 30, 2024 was primarily due to the adoption of the PAM on January 1, 2024. The increase in our income tax provision for the nine months ended September 30,2024 was partially offset by a decrease in income before taxes compared to the same period in 2023.
The effective tax rate, which is total tax expense as a percentage of income before taxes, was 21.4 percent and 20.5 percent for the three and nine months ended September 30, 2024, compared to 18.9 percent for the three and nine months ended September 30,2023. The increase in the effective tax rate for the three and nine months ended September 30, 2024 compared to the same periods in 2023 was primarily due to the adoption of the PAM related to tax credit equity investments on January 1, 2024. Under the PAM, amortization expense related to tax credit equity investments is included in income tax expense for the three and nine months ended September 30, 2024, and was included in other noninterest expense for the same periods in 2023.
Financial Condition as of September 30, 2024
Total assets were $9.6 billion at both September 30, 2024 and December 31, 2023. Total portfolio loans remained relatively unchanged at $7.7 billion at September 30, 2024 and December 31, 2023. Loan growth has slowed due to higher interest rates and an uncertain macro environment along with elevated loan pay-offs. Securities remained unchanged at $1.0 billion at September 30, 2024 and December 31, 2023. The bond portfolio was in a net unrealized loss position of $52.3 million at September 30, 2024, compared to a net unrealized loss position of $82.0 million at December 31, 2023. The decrease in the net unrealized loss position of the bond portfolio of $29.7 million was primarily due to a decline in interest rates from December 31, 2023 to September 30, 2024, as well as the repositioning of our debt securities portfolio during 2024, resulting in a recognized loss of $5.3 million.
Customer deposit growth continues to be strong allowing for a reduction in higher costing borrowings and brokered deposits. Total deposits increased $133.1 million with customer deposits increasing $333.4 million, or 4.7 percent, at September 30, 2024 compared to December 31, 2023. Brokered deposits decreased $200.4 million, or 53.3 percent, at September 30, 2024 compared to December 31, 2023. The increase in customer deposits is the result of our continued focus on growing our deposit franchise.Total borrowings decreased $165.2 million, or 32.8 percent, to $338.4 million at September 30, 2024 compared to $503.6 million at December 31, 2023.
Total shareholders’ equity increased by $92.3 million to $1.4 billion at September 30, 2024, compared to December 31, 2023. The increase was primarily due to net income of $98.2 million and other comprehensive income of $30.4 million, offset by dividends of $38.0 million.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Securities Activity

(dollars in thousands)	September 30, 2024	December 31, 2023	$ Change
U.S. Treasury securities	$118,109	$133,786	$(15,677)
Obligations of U.S. government corporations and agencies	15,026	32,513	(17,487)
Collateralized mortgage obligations of U.S. government corporations and agencies	565,312	460,939	104,373
Residential mortgage-backed securities of U.S. government corporations and agencies	35,653	38,177	(2,524)
Commercial mortgage-backed securities of U.S. government corporations and agencies	248,044	273,425	(25,381)
Obligations of states and political subdivisions	24,713	30,468	(5,755)
Available-for-Sale Debt Securities	1,006,857	969,308	37,549
Equity securities	4,455	1,083	3,372
Total Securities Available for Sale	$1,011,312	$970,391	$40,921
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us.
The securities portfolio increased by $40.9 million at September 30, 2024 to $1.0 billion, compared to $970.4 million at December 31, 2023. The increase in the debt securities portfolio was primarily related to a decrease in unrealized losses due to a decline in interest rates from December 31, 2023 to September 30, 2024. Additionally, we recognized losses as a result of repositioning $96.6 million of our securities portfolio during 2024 by selling shorter duration U.S. Treasury securities and commercial mortgage-backed securities and replacing them with a mix of collateralized mortgage obligations, U.S. Treasury securities and commercial mortgage-backed securities with a longer duration and higher yield. The increase in equity securities was due to a fair value adjustment of $3.4 million related to the Visa exchange offer for Visa Class B-1 Common Stock.
Our bond portfolio was in a net unrealized loss position of $52.3 million at September 30, 2024, compared to a net unrealized loss position of $82.0 million at December 31, 2023. At September 30, 2024, our bond portfolio had gross unrealized losses of $57.9 million offset by $5.6 million of gross unrealized gains, compared to gross unrealized losses of $83.8 million offset by gross unrealized gains of $1.8 million at December 31, 2023.
Loan Composition
The following table summarizes our loan portfolio as of the dates presented:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Commercial
Commercial real estate	$3,327,895	43.3%	$3,357,603	43.9%	$(29,708)	(0.9)%
Commercial and industrial	1,548,172	20.1%	1,642,106	21.5%	(93,934)	(5.7)%
Commercial construction	386,509	5.0%	363,284	4.7%	23,225	6.4%
Total Commercial Loans	5,262,576	68.4%	5,362,993	70.1%	(100,417)	(1.9)%
Consumer
Consumer real estate	2,321,243	30.2%	2,175,451	28.4%	145,792	6.7%
Other consumer	105,235	1.4%	114,897	1.5%	(9,662)	(8.4)%
Total Consumer Loans	2,426,478	31.6%	2,290,348	29.9%	136,130	5.9%
Total Portfolio Loans	$7,689,054	100.0%	$7,653,341	100.0%	$35,713	0.5%
The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions, such as downturns in the borrower’s industry or the overall economic climate, can significantly impact the borrower’s ability to pay.
Total portfolio loans were $7.7 billion at both September 30, 2024 and December 31, 2023. As of September 30, 2024, 38 percent of our total loans were floating rate, 25 percent were adjustable rate and 37 percent were fixed rate, compared to 40 percent floating rate, 24 percent adjustable rate and 35 percent fixed rate at December 31, 2023. Commercial loans, including CRE, C&I and commercial construction, comprised 68.4 percent of total portfolio loans at September 30, 2024 and 70.1 percent at December 31, 2023. The commercial loan portfolio decreased $100.4 million at September 30, 2024 compared to December 31, 2023, primarily due to decreases of $93.9 million in C&I and $29.7 million in CRE offset by an increase of $23.2 million in commercial construction. Loan growth has slowed primarily due to elevated loan pay-offs.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our multifamily and office segments are the most significant CRE and commercial construction concentrations within our portfolio. Approximately 96 percent of multifamily and 90 percent of office CRE loans are located within our market area, which includes Pennsylvania and the contiguous states of Ohio, New York, West Virginia, New Jersey, Delaware and Maryland.
In the CRE segment, multifamily represented $586.2 million, or 7.6 percent of total portfolio loans, at September 30, 2024, compared to $569.4 million, or 7.4 percent, at December 31, 2023. The average loan size of multifamily CRE is $1.0 million with an average loan to value of 58 percent at September 30, 2024. There were only $0.3 million in special mention loans and $6.9 million of substandard loans in the multifamily CRE segment at September 30, 2024, compared to special mention loans of $3.8 million and substandard loans of $13.0 million at December 31, 2023. There were no nonperforming multi-family loans at September 30, 2024 and December 31, 2023.
Office CRE was $461.7 million, or 6.0 percent of total portfolio loans, at September 30, 2024, compared to $480.5 million, or 6.3 percent, at December 31, 2023. The average loan size of office CRE is $1.1 million with an average loan to value of 53 percent at September 30, 2024. Special mention loans in the office CRE segment were $10.2 million and substandard loans were $2.2 million at September 30, 2024, compared to special mention loans of $9.1 million and substandard loans of $2.5 million at December 31, 2023. There was $0.4 million of nonperforming office loans at September 30, 2024 and $0.5 million at December 31, 2023.
In addition, within the commercial construction segment, multifamily represented $99.0 million, or 1.3 percent of total portfolio loans, at September 30, 2024, compared to $119.0 million, or 1.6 percent, at December 31, 2023. Commercial construction office was $17.1 million, or 0.2 percent of total portfolio loans, at September 30, 2024, compared to $36.0 million, or 0.5 percent, at December 31, 2023. There were no special mention or substandard commercial construction loans within our multifamily or office segments for the periods presented.
Consumer loans represent 31.6 percent of our total portfolio loans at September 30, 2024 and 29.9 percent at December 31, 2023. The consumer loan portfolio increased $136.1 million at September 30, 2024 compared to December 31, 2023, primarily due to growth in our consumer real estate portfolio of $145.8 million. Consistent with 2023, we continue to retain consumer real estate loans on our balance sheet as portfolio loans, versus selling these loans due to the loan pricing in the secondary market.
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
The following table presents activity in the ACL for the periods presented:

	Nine Months Ended September 30, 2024
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$37,886	$34,538	$5,382	$12,858	$14,663	$2,639	$107,966
Provision for credit losses on loans(1)	2,498	2,715	(980)	(1,610)	1,136	934	4,693
Charge-offs	(5,205)	(2,436)	—	(373)	(1,087)	(1,122)	(10,223)
Recoveries	458	907	—	154	134	232	1,885
Net (Charge-offs)/ Recoveries	(4,747)	(1,529)	—	(219)	(953)	(890)	(8,338)
Balance at End of Period	$35,637	$35,724	$4,402	$11,029	$14,846	$2,683	$104,321
(1) Excludes the provision for credit losses for unfunded commitments.
The following table presents key ACL ratios for the periods presented:

	September 30, 2024	December 31, 2023
Ratio of net charge-offs to average loans outstanding(1)	0.15%	0.18%
Allowance for credit losses as a percentage of total portfolio loans	1.36%	1.41%
Allowance for credit losses to nonaccrual loans	327%	471%
(1) Year-to-date net charge-offs annualized

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net loan charge-offs were $8.3 million, or 0.15 percent of average loans, for the nine months ended September 30, 2024. Refer to the "Provision for Credit Losses" section of this MD&A for further details.
The ACL decreased $3.7 million to $104.3 million, or 1.36 percent of total portfolio loans, at September 30, 2024, compared to $108.0 million, or 1.41 percent of total portfolio loans, at December 31, 2023. The decrease in the ACL is related to improvement in our overall asset quality resulting in a $5.0 million decrease in our qualitative reserve and a $1.8 million decrease in our quantitative reserve. The decrease in the qualitative reserve primarily related to improvement in our healthcare portfolio along with improvement in various other risk factors within our qualitative reserve. These decreases were offset by a $2.2 million specific reserve for loans individually evaluated related to a CRE relationship that was downgraded to nonaccrual during the three months ended March 31, 2024.
Substandard loans decreased $16.6 million to $156.7 million at September 30, 2024, compared to $173.3 million at December 31, 2023. The decrease in substandard loans was primarily due to loan payoffs and commercial charge-offs. Special mention loans decreased $39.5 million to $96.3 million at September 30, 2024, compared to $135.8 million at December 31, 2023. The decrease in special mention loans was primarily due to risk rating upgrades in our CRE healthcare portfolio which was partially offset by three C&I relationships totaling $18.5 million downgraded from special mention to substandard in the three months ended September 30, 2024.
Our allowance on unfunded loan commitments and letters of credit provides for the risk of expected loss in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on the Condensed Consolidated Statements of Comprehensive Income. The allowance for unfunded loan commitments decreased $2.1 million to $4.7 million at September 30, 2024, compared to $6.8 million at December 31, 2023. The decrease was due to decreased loss rates and a reduction in unused commitments in our construction portfolio. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.
Nonperforming assets, or NPAs, consist of nonaccrual loans and OREO. The following represents NPAs as of the dates presented:

(dollars in thousands)	September 30, 2024	December 31, 2023	$ Change
Nonaccrual Loans
Commercial real estate	$14,877	$7,267	$7,610
Commercial and industrial	5,789	3,244	2,545
Commercial construction	3,416	4,960	(1,544)
Consumer real estate	7,543	7,146	397
Other Consumer	264	330	(66)
Total Nonaccrual Loans	31,889	22,947	8,942
OREO	—	75	(75)
Total Nonperforming Assets	$31,889	$23,022	$8,867
Asset Quality Ratios:
Nonaccrual loans as a percent of total portfolio loans	0.41%	0.30%
Nonperforming assets as a percent of total portfolio loans plus OREO	0.41%	0.30%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past the contractual due date. Nonaccrual loans increased $9.0 million to $31.9 million at September 30, 2024, compared to $22.9 million at December 31, 2023. The increase in nonaccrual loans primarily related to the addition of a $16.3 million CRE relationship, which had a $3.7 million partial charge-off during the nine months ended September 30, 2024. A specific reserve of $2.2 million was added for this relationship based on the uncertainty of timing surrounding the execution of the resolution strategy. Partially offsetting the increase in nonaccrual loans were payoffs in our CRE portfolio.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits
Deposits are our primary source of funds. We have a well-diversified deposit base with a balance mix of 58.4 percent personal, 33.6 percent business, 5.7 percent public funds and 2.3 percent brokered at September 30, 2024.

	September 30, 2024		December 31, 2023
(dollars in thousands)	Amount	% of Deposits	Amount	% of Deposits	$ Change	% Change
Personal	$4,470,780	58.4%	$4,244,386	56.4%	$226,394	5.3%
Business	2,569,445	33.6%	2,565,853	34.1%	3,592	0.1%
Public funds	439,326	5.7%	335,876	4.5%	103,450	30.8%
Brokered	175,290	2.3%	375,654	5.0%	(200,364)	(53.3)%
Total Deposits	$7,654,841	100.0%	$7,521,769	100.0%	$133,072	1.8%
The following table presents the composition of deposits for the periods presented:

(dollars in thousands)	September 30, 2024	December 31, 2023	$ Change
Customer Deposits
Noninterest-bearing demand	$2,157,537	$2,221,942	$(64,405)
Interest-bearing demand	773,224	825,787	(52,563)
Money market	1,973,765	1,741,189	232,576
Savings	879,653	950,546	(70,893)
Certificates of deposit	1,695,372	1,406,652	288,720
Total Customer Deposits	7,479,551	7,146,116	333,435
Brokered Deposits
Money market	100,330	200,653	(100,323)
Certificates of deposit	74,960	175,000	(100,040)
Total Brokered Deposits	175,290	375,653	(200,363)
Total Deposits	$7,654,841	$7,521,769	$133,072
Our total deposits increased $133.1 million at September 30, 2024, compared to December 31, 2023. Customer deposit growth continues to be strong allowing for a reduction in higher costing brokered deposits. Customer deposits increased $333.4 million, or 4.7 percent, compared to December 31, 2023, as a result of our focus on growing our deposit franchise.
As a member of the IntraFi network, we are able to offer our customers insurance coverage on interest-bearing demand, money market and certificates of deposit balances in excess of the FDIC insurance limits. IntraFi balances decreased $1.9 million to $275.8 million at September 30, 2024, compared to $277.7 million at December 31, 2023. We had total uninsured deposits of $2.6 billion, or 34 percent of our total deposit base, at September 30, 2024 compared to $2.3 billion, or 30 percent or our total deposit base, at December 31, 2023.
Borrowings

(dollars in thousands)	September 30, 2024	December 31, 2023	$ Change
Short-term borrowings	$225,000	$415,000	$(190,000)
Long-term borrowings	64,015	39,277	24,738
Junior subordinated debt securities	49,403	49,358	45
Total Borrowings	$338,418	$503,635	$(165,217)
Borrowings are an additional source of funding for us. Total borrowings decreased $165.2 million to $338.4 million at September 30, 2024, compared to $503.6 million at December 31, 2023, primarily due to strong growth in customer deposits.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information pertaining to short-term borrowings is summarized in the table below for the nine months ended September 30, 2024 and the twelve months ended December 31, 2023.

	Short-Term Borrowings
(dollars in thousands)	September 30, 2024	December 31, 2023
Balance at the period end	$225,000	$415,000
Average balance during the period	$290,602	$500,421
Average interest rate during the period	5.17%	5.44%
Maximum month-end balance during the period	$465,000	$630,000
Average interest rate at the period end	4.90%	5.65%
Information pertaining to long-term borrowings and junior subordinated debt securities is summarized in the tables below for the three months ended September 30, 2024 and the twelve months ended December 31, 2023.

	Long-Term Borrowings
(dollars in thousands)	September 30, 2024	December 31, 2023
Balance at the period end	$64,015	$39,277
Average balance during the period	$39,571	$31,706
Average interest rate during the period	4.51%	4.20%
Maximum month-end balance during the period	$64,015	$39,589
Average interest rate at the period end	3.93%	4.52%

	Junior Subordinated Debt Securities
(dollars in thousands)	September 30, 2024	December 31, 2023
Balance at the period end	$49,403	$49,358
Average balance during the period	$49,379	$52,215
Average interest rate during the period	8.17%	7.87%
Maximum month-end balance during the period	$49,403	$54,483
Average interest rate at the period end	7.55%	7.98%
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
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing deposits and attract new deposits, mitigating any funding dependency on other more volatile funding sources. Refer to the "Financial Condition as of September 30, 2024 - Deposits" section of this MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program. Additional funding sources accessible to S&T include borrowing availability at the Federal Home Loan Bank of Pittsburgh, or FHLB, federal funds lines with other financial institutions and the brokered deposit market. We also have availability at the Federal Reserve Discount Window through the Borrower-in-Custody Program.
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
Available borrowing capacity exceeds uninsured deposits of $2.6 billion at September 30, 2024. The following table summarizes funding sources available as of the dates presented:

	September 30, 2024			December 31, 2023
(dollars in thousands)	Borrowing Capacity	Balance	Available	Borrowing Capacity	Balance	Available
FHLB	$3,267,369	$228,910	$3,038,459	$3,241,098	$552,136	$2,688,962
Borrower-in-Custody Program	746,118	—	746,118	769,653	—	769,653
Federal Reserve BTFP(1)	200,000	200,000	—	636,963	—	636,963
Total	$4,213,487	$428,910	$3,784,577	$4,647,714	$552,136	$4,095,578
(1) Program created by the Federal Reserve in March 2023; new loans under the program ended March 11, 2024.
We have contractual obligations representing required future payments on certificates of deposit, junior subordinated debt securities, short-term borrowings, long-term borrowings, operating and capital leases, funding commitments on tax credit equity investments and purchase obligations. See the Liquidity and Capital Resources portion of our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K for more information on these future cash outflows. Total certificates of deposit increased $188.7 million to $1.8 billion at September 30, 2024, compared to December 31, 2023 and short-term borrowings decreased $190.0 million to $225.0 million at September 30, 2024, compared to December 31, 2023. Other than these changes, there have been no material changes to the contractual obligations previously disclosed in our 2023 Form 10-K.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At September 30, 2024, S&T Bank had $682.5 million in highly liquid assets, which consisted primarily of $139.2 million in interest-bearing deposits with banks and $543.0 million in unpledged securities. This resulted in a highly liquid assets to total assets ratio of 7.1 percent at September 30, 2024.
We continue to maintain a strong capital position with our leverage ratio at 11.70 percent at September 30, 2024, compared to 11.21 percent at December 31, 2023, both in excess of the well-capitalized regulatory guideline of 5.00 percent. We continue to be well-capitalized with a risk-based Common Equity Tier 1 ratio of 14.37 percent at September 30, 2024, compared to 13.37 percent at December 31, 2023, both in excess of the well-capitalized regulatory guideline of 6.50 percent.
The following table summarizes capital amounts and ratios for S&T and S&T Bank as of the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	September 30, 2024		December 31, 2023
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$1,091,028	11.70%	$1,034,828	11.21%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	1,067,028	14.37%	1,010,828	13.37%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,091,028	14.70%	1,034,828	13.69%
Total capital to risk-weighted assets	8.00%	10.00%	1,208,938	16.28%	1,154,376	15.27%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$1,041,717	11.17%	$995,824	10.79%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	1,041,717	14.05%	995,824	13.18%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,041,717	14.05%	995,824	13.18%
Total capital to risk-weighted assets	8.00%	10.00%	1,159,531	15.63%	1,115,315	14.76%
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of September 30, 2024, we had not issued any securities pursuant to this shelf registration statement.

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
The table below reflects the rate shock analyses results for the 1-12 and 13-24 month periods of pretax net interest income and EVE.

	September 30, 2024			December 31, 2023
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	2.0	6.6	(32.3)	3.5	7.6	(31.4)
300	1.1	4.6	(23.2)	2.4	5.4	(23.5)
200	0.3	2.9	(14.1)	1.2	3.4	(15.2)
100	(0.3)	1.2	(6.4)	0.2	1.6	(7.3)
-100	(3.7)	(6.1)	2.0	(3.5)	(5.1)	3.7
-200	(5.3)	(10.2)	0.4	(4.2)	(6.7)	3.8
-300	(7.5)	(15.4)	(5.3)	(6.6)	(11.2)	(0.5)
-400	(9.4)	(17.9)	(20.1)	(9.3)	(15.1)	(13.7)

S&T BANCORP, INC. AND SUBSIDIARIES
The results from the rate shock analyses on net interest income are generally consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive balance sheet will differ depending upon the change in market interest rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, more assets than liabilities will decrease in rate. This situation could result in a decrease in net interest income and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase in net interest income and operating income.
Our rate shock analyses show less improvement in the percentage change in pretax net interest income in the rates up scenarios when comparing September 30, 2024 to December 31, 2023 primarily because of changes to our funding mix. The percentage change in pretax net interest income in the rates down scenarios show a decline when comparing September 30, 2024 to December 31, 2023 primarily due to changes in our bond portfolio mix and upcoming maturities within our receive-fixed balance sheet swap portfolio. Our EVE analyses show a slight decline in the rates up scenarios when comparing September 30, 2024 to December 31, 2023 primarily because of changes to our loan mix. The percentage change in our EVE declines in the rates down scenarios when comparing September 30, 2024 to December 31, 2023. These changes are mainly the result of earlier bond cash flows and changes to deposit mix.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of September 30, 2024. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2024, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

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
The following table is a summary of our purchases of common stock during the third quarter of 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Approximate dollar value of shares that may yet be purchased under the plan (2)
7/1/2024 - 7/31/2024	—	$—	—	$50,000,000

8/1/2024 - 8/31/2024	—	—	—	50,000,000

9/1/2024 - 9/30/2024	—	—	—	50,000,000
Total	—	$—	—	$50,000,000
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
(c) During the three and nine months ended September 30, 2024, no director or Section 16 officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

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

S&T Bancorp, Inc. (Registrant)

October 31, 2024	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)