Form 10-K
period 2024-12-31
S&T BANCORP INC
filed 2025-03-03
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2024
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.                Yes ☒     No   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes  ☐    No   ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate estimated fair value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024:
Common Stock, $2.50 par value – $1,262,919,520
The number of shares outstanding of each of the registrant's classes of common stock as of February 21, 2025:
Common Stock, $2.50 par value – 38,261,027
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of S&T Bancorp, Inc., to be filed pursuant to Regulation 14A for the 2025 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

PART I
Item 1. BUSINESS
General
S&T Bancorp, Inc. was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and is registered with the Board of Governors of the Federal Reserve System, or the Federal Reserve Board, under the Bank Holding Company Act of 1956, as amended, or the BHCA, as a bank holding company and a financial holding company. S&T Bancorp, Inc. has four active direct wholly-owned subsidiaries including S&T Bank, 9th Street Holdings, Inc., STBA Capital Trust I and DNB Capital Trust II, and owns a 50 percent interest in Commonwealth Trust Credit Life Insurance Company, or CTCLIC. When used in this Report, “S&T,” “we,” “us” or “our” may refer to S&T Bancorp, Inc. individually, S&T Bancorp, Inc. and its consolidated subsidiaries or certain of S&T Bancorp, Inc.’s subsidiaries or affiliates, depending on the context. As of December 31, 2024, we had approximately $9.7 billion in assets, $7.7 billion in total loans, $7.8 billion in deposits and $1.4 billion in shareholders’ equity.
S&T Bank is a full-service bank that operates in Pennsylvania and Ohio. S&T Bank deposits are insured by the Federal Deposit Insurance Corporation, or FDIC, to the maximum extent provided by law. S&T Bank has four active wholly-owned operating subsidiaries including S&T Insurance Group, LLC, S&T Bancholdings, Inc., Stewart Capital Advisors, LLC and DN Acquisition Company, Inc.
Through S&T Bank and our non-bank subsidiaries, we offer consumer, commercial and small business banking services, which include accepting time and demand deposits and originating commercial and consumer loans, brokerage services and trust services including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits. We also manage private investment accounts for individuals and institutions through our registered investment advisor. Total Wealth Management assets under administration, which are not accounted for as part of our assets, were $2.0 billion at December 31, 2024.
The main office of both S&T Bancorp, Inc. and S&T Bank is located at 800 Philadelphia Street, Indiana, Pennsylvania, and our phone number is (800) 325-2265.
Human Capital Management
Our commitment to our customers starts with a talented team. To attract and retain our talented team, we strive to make S&T an inclusive workplace that provides our employees with opportunities to develop and grow. The S&T mindset is to encourage, develop and inspire all employees to achieve their best, motivated by their own personal progress and development. Our commitment is to foster an inclusive workplace where everyone utilizes their knowledge, skills, abilities and unique interests to help each other find success and drive positive results. S&T fosters an inclusive work culture where employees work together to better our company, products and services and community. We are committed to promoting a workplace that develops all people through ensuring fairness in all aspects of employment, educating our employees and fostering a culture to address employees’ and customers’ needs. As of December 31, 2024, we had approximately 1,206 full time equivalent employees.
Our Team and Culture
Our purpose is building a better future together through people-forward banking. We believe that all banking should be personal. We cultivate relationships rooted in trust, strengthened by going above and beyond and renewed with every interaction. We move banking forward, building better lives together by always putting people first.
Our team strives to embody values to encourage a culture that has enabled us to be named a top workplace. The following five core values support our purpose:
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
Talent Development and Training
S&T strives to provide our employees access to comprehensive training to enhance all job positions. Our corporate training department maintains oversight of trainings to ensure it is implemented and monitored properly and encourages career development for our employees. Our training programs offer a blended learning approach comprised of classroom, asynchronous online learning and synchronous online sessions. Our learning management systems and vendor relationships provide employees regulatory, compliance, skill-based, technology, leadership and career development trainings.
We encourage all employees to develop their skill sets and careers through a variety of internal and external training opportunities to align our organization for long-term success. We are dedicated to investing in and developing our managers, supervisors and future leaders of S&T. Our multi-tier succession plan includes replacement planning of vacancies, ongoing talent development and career path design of current employees. Additional resources that support these initiatives include S&T's annual training and recruitment plans that identify specific actionable programs and efforts. In 2024, our employees logged approximately 77,290 training hours, on average 64 hours per employee.
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
Access to United States Securities and Exchange Commission Filings
All of our reports filed electronically with the United States Securities and Exchange Commission, or the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, our prior annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our annual proxy statements, as well as any amendments to those reports, are accessible at no cost on our website at www.stbancorp.com under Financials, SEC Filings. These filings are also accessible on the SEC’s website at www.sec.gov. The charters of the Audit Committee, the Compensation and Benefits Committee, the Credit Risk Committee, the Executive Committee, the Nominating and Corporate Governance Committee and the Risk Committee as well as the Complaints Regarding Accounting, Internal Accounting Controls or Auditing Matters ("Whistleblower Policy"), the Code of Conduct for the CEO and CFO, the General Code of Conduct, the Shareholder Communications Policy and the Corporate Governance Guidelines are also available at www.stbancorp.com under Governance.
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

S&T BANCORP, INC. AND SUBSIDIARIES

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, enacted in July 2010, has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes addressing, among other things: (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; (v) enhanced corporate governance and executive compensation requirements and disclosures; and (vi) numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, or FRB, the Office of the Comptroller of the Currency, or OCC, and the FDIC. While many requirements called for in the Dodd-Frank Act have been implemented, these regulations are subject to continuing interpretation and potential amendment. Given the continued uncertainty associated with the ongoing implementation of the requirements of the Dodd-Frank Act by the various regulatory agencies, including the manner in which the remaining provisions will be implemented and the interpretation of and potential amendments to existing regulations, the full extent of the impact of such requirements on financial institutions’ operations remains unclear, but management expects will continue to affect us in some way. The continuing changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to business practices, increase our operating and compliance costs, or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.
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
S&T
We are a bank holding company subject to regulation under the BHCA and the examination and reporting requirements of the FRB. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than five percent of the voting shares or substantially all of the assets of any additional bank, or merge or consolidate with another bank holding company, without the prior approval of the FRB.
As a bank holding company, we are expected under statutory and regulatory provisions to serve as a source of financial and managerial strength to our subsidiary bank. A bank holding company is also expected to commit resources, including capital and other funds, to support its subsidiary bank.
We elected to become a financial holding company under the BHCA in 2001 and thereby may engage in a broader range of financial activities than are permissible for traditional bank holding companies. In order to maintain our status as a financial holding company, we must remain “well-capitalized” and “well-managed” and the depository institutions controlled by us must remain “well-capitalized,” “well-managed” (as defined in federal law) and have at least a “satisfactory” Community Reinvestment Act, or CRA, rating. Refer to Note 23. Regulatory Matters to the consolidated financial statements contained in Part II, Item 8 of this Report for information concerning the current capital ratios of S&T and S&T Bank. No prior regulatory approval is required for a financial holding company with total consolidated assets less than $50 billion to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB, unless the total consolidated assets to be acquired exceed $10 billion. The BHCA identifies several activities as “financial in nature” including, among others, securities underwriting; dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and sales agency; investment advisory activities; merchant banking activities and activities that the FRB has determined to be closely related to banking. Banks may also engage in, subject to limitations on investment, activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is “well-capitalized,” “well-managed” and has at least a “satisfactory” CRA rating.
If S&T or S&T Bank ceases to be “well-capitalized” or “well-managed,” we will not be in compliance with the requirements of the BHCA regarding financial holding companies or requirements regarding the operation of financial subsidiaries by insured banks.

S&T BANCORP, INC. AND SUBSIDIARIES

If a financial holding company is notified by the FRB of such a change in the ratings of any of its subsidiary banks, it must take certain corrective actions within specified time frames. Furthermore, if S&T Bank was to receive a CRA rating of less than “satisfactory,” then we would be prohibited from engaging in certain new activities or acquiring companies engaged in certain financial activities until the rating is raised to “satisfactory” or better.
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
S&T Bank is subject to affiliate transaction rules in Sections 23A and 23B of the Federal Reserve Act as implemented by the FRB's Regulation W, that limit the amount of transactions between itself and S&T or any other company or entity that controls or is under common control with any company or entity that controls S&T Bank, including for most purposes any financial or depository institution subsidiary of S&T Bank. Under these provisions, “covered” transactions, including making loans, purchasing assets, issuing guarantees and other similar transactions, between a bank and its parent company or any other affiliate, generally are limited to 10 percent of the bank subsidiary’s capital and surplus, and with respect to all transactions with affiliates, are limited to 20 percent of the bank subsidiary’s capital and surplus. Loans and extensions of credit from a bank to an affiliate generally are required to be secured by eligible collateral in specified amounts, and in general all affiliated transactions must be on terms consistent with safe and sound banking practices. Furthermore, in general, transactions between a bank and its affiliates must be on terms and conditions that are at least as favorable to the bank as the terms that would apply in comparable transactions between the bank and a third party. The Dodd-Frank Act expanded the affiliate transaction rules to broaden the definition of affiliate to include as covered transactions securities borrowing or lending, repurchase or reverse repurchase agreements and derivative activities, and to strengthen collateral requirements and limit Federal Reserve exemptive authority.
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

S&T BANCORP, INC. AND SUBSIDIARIES

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
Under the current assessment system, for an institution with less than $10 billion in assets, assessment rates are determined based on a combination of financial ratios and CAMELS (capital adequacy, asset quality, management, earnings, liquidity and sensitivity) composite ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly. Assessments are calculated as a percentage of average consolidated total assets less average tangible equity during the assessment period. As part of its semiannual update of the restoration plan established by the FDIC to facilitate restoration of the reserve ratio of the DIF to the statutory minimum in the mandated time frame, the FDIC adopted a final rule in October 2022. The new rule, applicable to all insured depository institutions, increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023 (January 1 through March 31, 2023). The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35 percent by the statutory deadline of September 30, 2028. Second, the proposed change in assessment rates is further intended to support growth in the DIF in progressing toward the 2 percent Designated Reserve Ratio, or DRR, established by the FDIC. The FDIC has indicated that the new assessment rate schedules will remain in effect unless and until the DRR meets or exceeds 2 percent, absent further FDIC action. Under the new rule, the total base assessment rates on an annualized basis range from 2.5 basis points for certain “well-capitalized,” “well-managed” banks, with the highest ratings, to 42 basis points for complex institutions posing the most risk to the DIF compared to the 2022 rates that ranged from 1.5 to 40. S&T’s total assets were below $10 billion at December 31, 2024.
In November 2023, the FDIC approved a final rule to implement special assessments to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessment is equal to estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. The special assessment will be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods, beginning in the first quarterly assessment period of 2024 (January 1 through March 31, 2024). Because the Bank's uninsured deposits were below $5 billion at December 31, 2022, this special assessment is not applicable to S&T.
The FDIC may terminate the deposit insurance of any insured depository institution if it determines, after hearing that the institution has engaged in unsafe or unsound practices, that the institution is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the FRB. It also may suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, will continue to be insured for a period of six months to two years, as determined by the FDIC.
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

S&T BANCORP, INC. AND SUBSIDIARIES

Capital
The FRB and the FDIC have issued substantially similar minimum risk-based and leverage capital rules applicable to the banking organizations they supervise. On December 31, 2024, both S&T and S&T Bank met the applicable minimum regulatory capital requirements.
The following table summarizes the leverage and risk-based capital ratios for S&T and S&T Bank:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Leverage Ratio
S&T	$1,112,126	11.98%	$371,211	4.00%	$464,014	5.00%
S&T Bank	1,060,010	11.43%	371,002	4.00%	463,752	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	1,088,126	14.58%	335,888	4.50%	485,172	6.50%
S&T Bank	1,060,010	14.21%	335,722	4.50%	484,932	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	1,112,126	14.90%	447,851	6.00%	597,134	8.00%
S&T Bank	1,060,010	14.21%	447,629	6.00%	596,839	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	1,230,497	16.49%	597,134	8.00%	746,418	10.00%
S&T Bank	1,178,335	15.79%	596,839	8.00%	746,049	10.00%
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
The regulatory capital rules also require a banking organization to maintain a capital conservation buffer composed of common equity Tier 1 capital in an amount greater than 2.50 percent of total risk-weighted assets beginning in 2019. As a result, since 2019, a banking organization has been required to maintain a common equity Tier 1 risk-based capital ratio greater than 7.00 percent, a Tier 1 risk-based capital ratio greater than 8.50 percent and a Total risk-based capital ratio greater than 10.50 percent; otherwise, it will be subject to restrictions on capital distributions and discretionary bonus payments. Since 2019, the minimum capital requirements plus the capital conservation buffer exceed the regulatory capital ratios required for an insured depository institution to be well-capitalized under prompt corrective action law, described in "Other Safety and Soundness Regulations."
Federal regulators periodically propose amendments to the regulatory capital rules and the related regulatory framework and consider changes to the capital standards that could significantly increase the amount of capital needed to meet applicable standards. The timing of adoption, ultimate form and effect of any such proposed amendments cannot be predicted.

S&T BANCORP, INC. AND SUBSIDIARIES

Payment of Dividends
S&T is a legal entity separate and distinct from its banking and other subsidiaries. A substantial portion of our revenues consist of dividend payments we receive from S&T Bank. The payment of common dividends by S&T is subject to certain requirements and limitations of Pennsylvania law. S&T Bank, in turn, is subject to federal and state laws and regulations that limit the amount of dividends it can pay to S&T. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The FRB has indicated that banking organizations should generally pay dividends only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. Thus, under certain circumstances based upon our financial condition, our ability to declare and pay quarterly dividends may require consultation with the FRB and may be prohibited by applicable FRB guidance.
Other Safety and Soundness Regulations
There are a number of obligations and restrictions imposed on bank holding companies such as us and our depository institution subsidiary by federal law and regulatory policy. These obligations and restrictions are designed to reduce potential loss exposure to the FDIC’s DIF in the event an insured depository institution becomes in danger of default or is in default. Under current federal law, for example, the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” as defined by the law. As of December 31, 2024, S&T Bank was classified as “well-capitalized.” Refer to the above section titled Capital within this Item 1. Business section for capital requirements. The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of any financial institution.
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

S&T BANCORP, INC. AND SUBSIDIARIES

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
The purpose of the CRA is to help address inequities in credit access for low and moderate-income (LMI) individuals and communities. It is designed to encourage regulated banks to help meet the credit needs of the local communities in which they are chartered. The FRB, the FDIC and the OCC implement the CRA through their CRA regulations, which establish the framework for how the agencies assess a bank’s record of helping to meet the credit needs of the communities that they serve, including LMI neighborhoods, consistent with safe and sound operations. The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including LMI neighborhoods. Furthermore, such assessment is required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. In the case of a bank holding company, including a financial holding company, applying for approval to acquire a bank or bank holding company, the FRB will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory.” S&T Bank was rated “satisfactory” in its most recent CRA performance evaluation.
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

S&T BANCORP, INC. AND SUBSIDIARIES

During 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing, which became effective in 2014. In particular, on January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth-in-Lending Act, as amended by the Dodd-Frank Act (“QM Rule.”) The ability-to-repay provision requires creditors to make reasonable, good-faith determinations that borrowers are able to repay their mortgage loans before extending the credit, based on a number of factors and consideration of financial information about the borrower from reasonably reliable third party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The QM Rule also adds an explicit maximum 43 percent debt-to-income ratio (DTI) for borrowers if the loan is to meet the QM definition, though some mortgages that meet government-sponsored enterprise, or GSE, Federal Housing Administration, or FHA, and Veterans Affairs, or VA, underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43 percent DTI limits (GSE Patch). In December 2020, the CFPB published a final rule that replaced the 43 percent DTI ratio limit in the general QM definition (the “General QM Rule”) with a limit based on the loan’s pricing. The final rule also created a new category of qualified mortgage, called a seasoned qualified mortgage, for first lien, fixed rate covered loans that meet certain performance requirements, are held in the portfolio of the originating creditor or first purchaser for a 36-month period, comply with general restrictions on product features and points and fees, and meet certain underwriting requirements. The compliance date of the final rules was October 1, 2022. These rules did not have a material impact on our mortgage business.
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
In addition, the Dodd-Frank Act provides that the amount of any interchange fee charged for electronic debit transactions by debit card issuers having assets over $10 billion must be reasonable and proportional to the actual cost of a transaction to the issuer. The FRB has adopted a rule which limits the maximum permissible interchange fees that such issuers can receive for an electronic debit transaction. This rule, Regulation II, was effective October 1, 2011, and then amended on October 3, 2022 to require debit card issuers to provide at least two unaffiliated payment card networks to process card-not-present debit card transactions. Regulation II does not apply to a bank that, together with its affiliates, has less than $10 billion in assets, which includes S&T.
Cybersecurity
We are subject to a variety of regulatory expectations and requirements regarding cybersecurity and data privacy. Federal regulators have issued statements regarding cybersecurity addressing the controls that financial institutions should design and business continuity planning and recovery processes that should be in place. Additionally, the FDIC, OCC and FRB issued a final rule that became effective in May 2022, requiring banking organizations that experience a computer-security incident to notify certain entities and its federal regulator of the computer-security incident as soon as possible and no later than 36 hours after the bank determines a computer-security incident has occurred. This rule also requires banking organizations to notify

S&T BANCORP, INC. AND SUBSIDIARIES

their customers of a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption or degradation for four or more hours. Moreover, in March 2022, the Cyber Incident Reporting for Critical Infrastructure Act, or CIRCIA, was enacted and once final rules are adopted, will require certain covered entities to report a covered cyber incident to the U.S. Department of Homeland Security’s Cybersecurity & Infrastructure Security Agency, or CISA, within 72 hours after a covered entity reasonably believes an incident has occurred. Separate reporting to CISA will also be required within 24 hours if a ransom payment is made as a result of a ransomware attack. In April 2024, the CISA issued proposed rules under the CIRCIA that would clarify the scope of cyber incidents to be reported and would further define covered entities subject to the CIRCIA. Public comments were due in July 2024 and the final rules are expected to be adopted later in 2025. Furthermore, in September 2023, the SEC’s Cybersecurity Risk Management, Strategy, Governance and Incident Disclosure rules went into effect requiring, among other disclosure obligations, companies to publicly disclose the occurrence of a material cybersecurity incident, including the material aspects of the nature, scope and timing of the incident and the material impact on the company including financial condition and results of operation beginning with any material cybersecurity incidents occurring on or after December 18, 2023.
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

S&T BANCORP, INC. AND SUBSIDIARIES

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
Decreases in collateral values, particularly with respect to our commercial real estate, or CRE, and commercial and industrial, or C&I, could adversely affect our customers’ ability to repay these loans, which in turn could impact our profitability. Repayment of our commercial loans is often dependent on the cash flow of the borrower, which may become unpredictable. If the value of the assets, such as real estate or business assets, serving as collateral for the loan portfolio were to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, we may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. The underlying business assets that serve as collateral for C&I loans may be specific and unique to the borrowers industry; therefore, when the borrower encounters financial difficulties, the business assets may not have sufficient value. This could result in higher charge-offs which could have a material adverse effect on our operating results and financial condition.
Changes in the overall credit quality of our portfolio can have a significant impact on our earnings.
Like other lenders, we face the risk that our customers will not repay their loans. We reserve for losses in our loan portfolio based on our assessment of expected credit losses. Management determines the amount of allowance for credit losses, or ACL, through undergoing a periodic review of the loan portfolio, where it considers historical losses, the national unemployment forecast produced by the Federal Reserve combined with qualitative factors around current conditions including changes in lending policies and practices, economic conditions, changes in the loan portfolio, changes in lending management, results of internal loan reviews, asset quality trends, collateral values, concentrations of credit risk and other external factors. This process, which is critical to our financial results and condition, requires complex judgment including our assessment of economic conditions, which are difficult to predict. The amount of future losses is difficult to predict because it is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control. Although we have policies and procedures in place to determine future losses, due to the subjective nature of this area, there can be no assurance that our management has accurately assessed the level of allowances reflected in our consolidated financial statements. We may underestimate our expected credit losses and fail to hold an ACL sufficient to account for these losses. Incorrect assumptions could lead to material underestimates of expected losses and an inadequate ACL. As our assessment of expected losses changes, we may need to increase or decrease our ACL, which could significantly impact our financial results and profitability.
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
The majority of our loans are to commercial borrowers including commercial and industrial, or C&I, CRE and construction loans. The commercial loan portfolio typically involves a higher degree of credit risk than other types of loans. For the C&I segment this is due to the customer’s repayment ability being based upon the success of its business operations, the susceptibility of the customer’s business to changing economic conditions, the dependence of our customer on maintaining sufficient cash flow to make payments on the loan and our reliance on the underlying collateral, which is usually only the business assets that may not have sufficient value when the borrower encounters financial difficulties. For the CRE segment higher risk is due to higher loan principal amounts, where the repayment of these loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by CRE often depend upon the successful operation and management of the properties, repayment of these loans may be affected by factors outside the borrower’s control, including adverse conditions in the real estate market or the economy. Additionally, we have a number of significant credit exposures to commercial borrowers, and while the majority of these borrowers have numerous projects that make up the total aggregate exposure, if one or more of these borrowers default or have financial difficulties, we could experience higher credit losses, which could adversely impact our financial condition and results of operations. Further, an individual commercial loan balance is typically larger than other loans in our portfolio, creating the potential for larger credit losses on an individual loan. The deterioration of one or a few of these loans could have a material adverse effect on our financial condition and results of operations.
Risks Related to General Economic Conditions
General economic conditions may adversely impact our business, financial condition, results of operations or cash flows.
Various aspects of our business could be impacted by general macroeconomic conditions including, among others, inflation, interest rates, rising or elevated unemployment, declines in GDP, consumer spending, property values, supply chain complications and economic uncertainty. These conditions generally have a negative impact on businesses, financial markets and consumers, which may impact the underlying credit quality of our customers. The following could increase the risk of our customers defaulting or becoming delinquent in their obligations to us, which could increase credit losses and adversely affect our credit portfolios and provision for credit losses: (i) increased cost of borrowings, (ii) additional borrowings and increased leverage, (iii) drawdown from savings due to business disruption, (iv) financial difficulties, or (v) business losses, particularly for borrowers in our C&I or CRE portfolio. Furthermore, the United States has recently enacted significant new tariffs and may enact additional tariffs. Additionally, federal agencies have been instructed to evaluate key aspects of U.S. trade policy and issue reports to the president no later than April 30, 2025. Changes to United States tariffs and/or other trade policies may have a negative effect on the underlying credit quality of our customers, and increase the risk of our customers defaulting or becoming delinquent in their obligations to us. If the macroeconomic environment worsens, our credit portfolio and ACL could be adversely impacted. These unfavorable economic conditions could also impact the demand for loans and other products and services offered by us, the level of customer deposits, the value of our investment securities, loans held for sale or other assets secured by residential or commercial real estate, or the level of net interest income or net interest margin. Any of these developments could adversely impact our business, financial condition, results of operations or cash flows.
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
Several bank receiverships in 2023 caused a state of volatility in the financial services industry and uncertainty with respect to liquidity and the health of the U.S. banking system. Although we were not directly affected by these bank receiverships, this news caused fear among depositors, which caused them to withdraw or attempt to withdraw their funds from these and other

S&T BANCORP, INC. AND SUBSIDIARIES

financial institutions. Uncertainty may be compounded by the reach and depth of media attention, including social media, and its ability to disseminate concerns or rumors about any events of these kinds or other similar risks, and have in the past and may in the future lead to market-wide liquidity problems. Additionally, the stock prices of many financial institutions dropped and became volatile. While the FDIC resolution of these banks was done in a manner that protected depositors, there remains concern over the U.S. banking system as a result of continued economic volatility. Furthermore, financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships, which may expose us to credit risk and losses in the event of a default by a counterparty or client. As a result of these events, we face the potential for reputational risk, deposit outflows and increased credit risk which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations and liquidity.
Furthermore, if such levels of financial market and economic disruption and volatility continue, if actual events or concerns or rumors involving limited liquidity, defaults, or other adverse developments, or if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened due to market-wide liquidity problems. While we maintain liquidity primarily through customer deposits and through access to other short-term funding sources, including advances from the Federal Home Loan Bank, or FHLB, our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated increases or reductions in our liquidity, particularly in light of the impact of increased interest rates on the market value of investment securities. This situation could have a material adverse impact on our results of operations and financial condition.
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
The continuing conflict resulting from Russia’s military attack on Ukraine in February 2022 and other armed conflicts such as that involving Hamas and Israel beginning in October 2023 may cause detrimental effects on the global economy. This conflict, as well as further escalation of tensions between Israel and various countries in the Middle East and North Africa may cause additional detrimental effects on the global economy, including financial and capital markets, which could adversely impact our earnings.
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
The financial services industry is constantly undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better service customers and reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy their demands, as well as create additional efficiencies within our operations. Many of our large competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services quickly or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry, including but not limited to changes affecting our information systems resulting in incidents, attacks or breaches in cybersecurity, could have a material adverse impact on our business, financial condition and results of operations.
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

Our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact. Cybersecurity risks for financial institutions have significantly

S&T BANCORP, INC. AND SUBSIDIARIES

increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our operations rely on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. We rely on digital technologies, computer, database and email systems, software, and networks to conduct our operations. In addition, to access our network and products and services, our customers and third parties may use personal mobile devices or computing devices that are outside of our network environment. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact. We further issue debit cards which are susceptible to compromise at the point of sale via the physical terminal through which transactions are processed and by other means of hacking. The security and integrity of these transactions are dependent upon the retailers’ vigilance and willingness to invest in technology and upgrades. Issuing debit cards to our clients exposes us to potential losses, which, in the event of a data breach at one or more major retailers may adversely affect our business, financial condition, and results of operations.
Financial services institutions, and third parties whom they conduct business with, have been subject to, and are likely to continue to be the target of, cyber attacks, including computer viruses, malicious or destructive code, phishing attacks, denial of service or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the institution, its employees or customers or of third parties, or otherwise materially disrupt network access or business operations. For example, denial of service attacks have been launched against a number of large financial institutions and several large retailers have disclosed substantial cybersecurity breaches affecting debit accounts of their customers. We have experienced cybersecurity incidents in the past, such as vendor malware attacks, phishing and other social engineering schemes designed to gain access to confidential information from our employees, customers or vendors and, although not material, we anticipate that we could experience further incidents of that nature as well as other types of attempts or incidents. There can be no assurance that we will not suffer material losses or other material consequences relating to technology failure, cyber incidents or other information or security breaches.
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
We have taken and continue to take measures to design, implement and reassess our controls, backup systems and other safeguards to support our operations, but no matter how well designed or implemented, we may not be able to anticipate and prevent all potential types of security incidents and breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner. As cyber threats continue to evolve, we may also be required to expend significant additional resources to continue to modify or enhance our systems or to investigate and remediate vulnerabilities. System enhancements and updates have further potential to create risks associated with implementing and integrating new systems. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our systems can itself create a risk of systems disruptions and security issues. Any of these matters could result in failure, circumvention of our security systems, or significant disruptions to us or third parties with whom we interact, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, loss of our customers and business opportunities, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs. In addition, any of the matters described above could have a material adverse impact on our results of business operations and financial condition.
Any of the foregoing risks may cause us to experience a cybersecurity incident, attack or breach. A successful security breach of our information or security systems or those of third parties whom we interact with could incur substantial costs or other negative consequences which cause us to suffer material losses. Examples of such material losses include, but are not limited to: (1) remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to customers in an effort to maintain relationships after an attack; (2) violations of applicable privacy and other laws; (3) loss of confidence in its security measures; (4) increased cybersecurity protection costs, such as organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; (5) significant litigation exposure; (6) harm to our reputation; (7) financial loss; and (8) damage to our competitiveness, stock price, and long-term shareholder values. There can be no assurance we will not suffer material losses or other material consequences relating to technology failure, cyber incidents or other information or security breaches experienced by us or the third parties whom we interact.
While we maintain a cyber insurance policy that is designed to cover a majority of loss resulting from cybersecurity breaches, there is no assurance such coverage or other protective measures we employ will be adequate to address all potential material adverse impacts as cybersecurity incidents increase in frequency and magnitude. Any breach of our system security

S&T BANCORP, INC. AND SUBSIDIARIES

could result in disruption of our operations, unauthorized access to confidential customer information, significant regulatory costs, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of available insurance coverage, if any, and would adversely affect our earnings.
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
For more information on how the Company manages cybersecurity risk, please refer to the discussion provided below under “Part I, Item 1C. Cybersecurity.”
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
The financial services industry is highly competitive, and we encounter strong competition for deposits, loans and other financial services in our market area, including online providers of these products and services. Our principal competitors include other local, regional and national financial services providers, such as other financial holding companies, commercial banks, financial technology companies, credit unions, finance companies and brokerage and insurance firms, including competitors that provide their products and services online. Many of our non-bank competitors are not subject to the same degree of regulation that we are and have advantages over us in providing certain services. Additionally, many of our competitors are significantly larger than we are and have greater access to capital and other resources. Failure to compete effectively for deposit, loan and other financial services customers in our markets could cause us to lose market share, slow our growth rate and have an adverse effect on our financial condition and results of operations.
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
Our results of operations are largely dependent on net interest income, which is the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Therefore, any change in general market interest rates, including changes resulting from the FRB’s policies, can have a significant effect on our net interest income and total income. There may be mismatches between the maturity and repricing of our assets and liabilities that could cause the net interest rate spread to compress, depending on the level and type of changes in the interest rate environment. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental agencies. In addition, some of our customers often have the ability to prepay loans or redeem deposits with either no penalties or penalties that are insufficient to compensate us for the lost income. A significant reduction in our net interest income will adversely affect our business and results of operations. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

S&T BANCORP, INC. AND SUBSIDIARIES

Declines in the value of investment securities held by us could require write-downs, which would reduce our earnings.
In order to diversify earnings and enhance liquidity, we own debt instruments of the U.S. government, U.S.government agencies and U.S. municipalities. We may be required to record impairment charges on our debt securities if they suffer a decline in value due to the underlying credit of the issuer. Additionally, the value of these investments may fluctuate depending on the interest rate environment, general economic conditions and circumstances specific to the issuer. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit or liquidity risks. Changes in the value of these instruments may result in a reduction to earnings and/or capital, which may adversely affect our results of operations and financial condition.
Risks Related to Regulatory Compliance and Legal Matters
We are subject to extensive governmental regulation and supervision.
As discussed above, under "Supervision and Regulation" in Item 1, we are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of our operations. The regulations are primarily intended to protect depositors, customers and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or policies could affect us in substantial and unpredictable ways. Any regulatory changes could subject us to additional costs of regulatory compliance and of doing business, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things, and could divert management’s time from other business activities. Failure to comply with applicable laws, regulations, policies or supervisory guidance could lead to enforcement and other legal actions by federal or state authorities, including criminal or civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, and/or damage to our reputation. The ramifications and uncertainties of the level of government intervention and regulatory changes in the U.S. financial system could also adversely affect us. The regulations that we are subject to at this time relate to institutions with assets less than $10 billion. Should our assets cross the $10 billion threshold, we will be subject to different and additional regulations. Failure to comply with the different or additional regulations could further adversely affect us.
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
Reputational risk, or the risk to our business, earnings, liquidity and capital from negative public opinion, is inherent in our operations. Negative public opinion could result from our actual or alleged conduct in a variety of areas, including legal and regulatory compliance, lending practices, corporate governance, cybersecurity incident or breach, failures by third parties whom we interact with, litigation, ethical issues or inadequate protection of customer information. Financial companies are highly vulnerable to reputational damage when they are found to have harmed customers, particularly retail customers, through conduct that is illegal or viewed as unfair, deceptive, manipulative or otherwise wrongful. We are dependent on third-party providers for a number of services that are important to our business. Refer to the risk factor titled, “We rely on certain critical third-party providers for a number of services that are important to our business. An interruption or cessation of an important service by any third-party provider could have a material adverse effect on our business.” for additional information. A failure by any of these third-party service providers could cause a disruption in our operations, which could result in negative public opinion about us or damage to our reputation. We expend significant resources to comply with regulatory requirements, and the failure to comply with such regulations could result in reputational harm or significant legal or remedial costs. Damage to our reputation could adversely affect our ability to retain and attract new customers and employees, expose us to litigation and regulatory action and adversely impact our earnings and liquidity.
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
Our business could be negatively impacted by environmental, social and governance, or ESG, matters, including climate change and related legislative and regulatory initiatives.
ESG standards, expectations and norms are constantly changing. There has been an increased focus from regulators, investors, customers, employees and other stakeholders concerning ESG practices and disclosure, including climate change, hiring practices, the diversity of the work force, diversity, equity and inclusion practices, racial and social justice issues and shareholder rights.
Environmental focus and concern over the effects of climate change have resulted in increased political and social initiatives directed toward climate change. Governments have entered into international agreements with respect to climate change, and U.S. federal and state legislatures, regulatory agencies and supervisory authorities, including those with oversight of financial institutions, have proposed initiatives seeking to mitigate the effects of climate change. While many of the current regulatory proposals do not apply directly to S&T, continued focus on climate change may lead to the promulgation of new regulations or supervisory guidance applicable to S&T and, as a result, we may experience increased compliance costs and other compliance-related risks. Furthermore, our customers could be impacted by regulatory initiatives focused on addressing and mitigating the effects of climate change resulting in an adverse impact on their financial condition and creditworthiness. Depending on the nature of the initiative, the business impacted, and the composition of loan portfolio, our business and results of operations could be negatively impacted by climate change initiatives directed at our customers. In January 2025, an executive order to withdraw the United States from the Paris Agreement was issued. While it is not possible to predict the impact these actions may have on our business or the business of our customers, such actions could prompt more activity from state and local legislatures and administrative agencies to pass new laws or regulations on climate change that could adversely impact our business and the business of our customers. Additionally, our business and the business of our customers could be negatively impacted by disruptions in economic activity resulting from the physical impacts of climate change.
Furthermore, new government regulations with respect to other ESG matters could also result in new or more stringent forms of ESG oversight and expanded mandatory and voluntary reporting, diligence, disclosure and ESG-related compliance costs. In addition, we could be criticized for the scope of such initiatives or perceived as not acting responsibly in connection with these matters. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards with respect to ESG matters or failure to successfully manage varied stakeholder expectations could have a material adverse impact on our future results of operations, financial position, cash flows, ability to do business with certain third parties and our stock price.

S&T BANCORP, INC. AND SUBSIDIARIES

Risks Related to Liquidity
We rely on a stable core deposit base as our primary source of liquidity.
We are dependent for our funding on a stable base of core deposits. Our ability to maintain a stable core deposit base is a function of our financial performance, our reputation and the security provided by FDIC insurance, which combined, gives customers confidence in us. If any of these considerations deteriorates, the stability of our core deposits could be harmed. In addition, deposit levels may be affected by factors such as general interest rate levels, rates paid by competitors, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on other sources of liquidity to meet withdrawal demands or otherwise fund operations. Additional funding sources accessible to S&T include borrowing availability through the Federal Reserve Borrower-in-Custody Program, the FHLB, federal funds lines with other financial institutions and brokered deposits.
Our ability to meet contingency funding needs, in the event of a crisis that causes a disruption to our core deposit base, is dependent on access to wholesale markets, including funds provided by the Federal Reserve Borrower-in-Custody Program, the FHLB of Pittsburgh and other short-term funding sources, including brokered deposits.
We own stock in the FHLB, in order to qualify for membership in the FHLB system, which enables us to borrow on our line of credit that is secured by a blanket lien on a significant portion of our loan portfolio. Changes or disruptions to the FHLB or the FHLB system in general may materially impact our ability to meet short and long-term liquidity needs or meet growth plans. Additionally, we cannot be assured that the FHLB will be able to provide funding to us when needed, nor can we be certain that the FHLB will provide funds specifically to us, should our financial condition and/or our regulators prevent access to our line of credit. We have other funding sources that can be used such as the Federal Reserve Borrower-in-Custody Program and brokered deposits. The inability to access this source of funds could have a materially adverse effect on our ability to meet our customer’s needs. Our financial flexibility could be severely constrained if we were unable to maintain our access to funding or if adequate financing is not available at acceptable interest rates.
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
•government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the FRB;
•additions or departures of key members of management;
•fluctuations in our quarterly or annual operating results; and
•changes in analysts’ estimates of our financial performance.

S&T BANCORP, INC. AND SUBSIDIARIES

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
Item 1C. CYBERSECURITY
Risk Management and Strategy
S&T’s Information Security Program provides policies, procedures, controls and technical measures to assess, identify and manage material cybersecurity risks. The Information Security Program is a part of S&T’s overall Enterprise Risk Management, or ERM Program. The Information Security Program is designed to achieve the following objectives:
•protecting data through the use of automated and manual processes;
•periodically assessing and updating the program to address an evolving threat environment;
•maintaining a team of IT security professionals that continually monitor, detect, analyze, investigate and report cybersecurity threats; and
•ensuring business continuity and disaster recovery.
We based and tailored our framework on the National Institute of Standards and Technology, or NIST, Cybersecurity Framework and the Center for Internet Security, or CIS, Critical Security Controls.
The S&T Information Security Program utilizes a defense in depth strategy that leverages multiple security measures to protect the bank's assets. We encrypt and leverage data loss prevention technology for sensitive data and use advanced transport layer security encryption for our applications. S&T employees are required to undergo annual information security awareness training, which includes information regarding evolving threats such as phishing, malware and social engineering testing.
S&T performs periodic risk assessments that seek to identify both technical and physical risks to information systems. The assessments incorporate cybersecurity-related principles from the Federal Financial Institutions Examination Council, or FFIEC, Information Technology Examination Handbook, regulatory guidance and concepts from other industry standards, including the NIST Cybersecurity Framework. An assessment typically includes:
•identifying reasonably foreseeable internal and external threats that could result in a cybersecurity incident;
•assessing the likelihood and potential impact of those threats; and
•assessing the sufficiency of policies, procedures, practices, and technical measures in place to manage risks.
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
Our third-party risk management program is integrated into our Information Security Program within our ERM Program. The policies, procedures and practices applicable to the cybersecurity components of the third-party risk management program were developed and are maintained consistent with the FFEIC IT Examination Handbook, as well as guidance from our prudential regulators. We perform a risk assessment, including cyber threats, associated with use of third-party vendors and exercise appropriate due diligence before entering into a vendor arrangement. We also engage a third party to actively monitor our cybersecurity risks and gather threat intelligence of select vendors and their products and services. Additionally, we conduct information security assessments before sharing or allowing the hosting of sensitive data in computing environments managed by third parties. Our contracts governing third party engagements require certain security and privacy protections where applicable. All third parties with access to our information systems must review and acknowledge our Acceptable Use Policy before access is granted.
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

S&T BANCORP, INC. AND SUBSIDIARIES

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
To date, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition. We may nevertheless be unsuccessful in the future in preventing or mitigating a cybersecurity incident that could have a material impact on our business, results of operations or financial condition. At December 31, 2024, management has assessed known cybersecurity incidents for potential materiality and disclosure using formal documented processes and has determined that there have been no material cybersecurity incidents, individually or in aggregate.
Governance
Board Oversight
The Risk Committee is appointed by the Board and is authorized to perform its functions in assisting the Board with fulfilling its fiduciary responsibilities with respect to its oversight and assessment of S&T’s enterprise-wide risk management framework. The Risk Committee oversees risk from cybersecurity threats as a part of its oversight of the ERM Program. The Risk Committee regularly reviews reports from, and has discussions with, S&T’s Chief Risk Officer, or CRO, Chief Operating Officer, or COO, CSO, and Director of Operational Risk Management regarding cybersecurity risks, the threat landscape, updates on incidents and reports on our investments in cybersecurity risk mitigation and governance. The Risk Committee chairperson reports activities and recommendations with respect to such matters to the Board as are relevant and deemed appropriate by the Risk Committee. In the event of a material cybersecurity event, the CSO is responsible for promptly reporting such incidents to the CRO, executive management and the Board. A special meeting of the Board will be held, as deemed necessary by the Chairperson of the Board in consultation with the Chair of the Risk Committee.
Management’s Role
At the management level, the ERM Committee, CRO, COO, CSO, Director of Information Technology and Director of Operational Risk Management are responsible for assessing and managing material risks from cybersecurity threats. The ERM Committee reports information to the Risk Committee on a quarterly basis, or more often as needed.
Risk Management leadership, which assists the ERM Committee in assessing and managing cybersecurity threats, include our CRO, COO, CSO, Director of Information Technology and Director of Operational Risk Management. Our CRO who oversees the risk management information security program reports to our CEO, but has direct access to the Risk Committee. Our CRO is a Certified Public Accountant, holds a Certification in Risk Management Assurance and has over 25 years of financial services experience. Our COO has over 20 years of banking technology and operations experience, including serving as head of digital for a business unit at a large national bank. Our CSO reports to the CRO and has 18 years of information technology and cybersecurity experience, including prior roles as chief information officer, assistant director of information technology, chief information security officer and chief security officer in federal law enforcement and banking organizations. Our Director of Information Technology has 25 years of information technology and cybersecurity experience. Our Director of Operational Risk Management has 11 years of information technology and cybersecurity experience, including serving as a former chief information officer for a financial institution.
For more information regarding the risks associated with cybersecurity that may impact our business strategy, results of operations or financial condition, see “ Part I, “Item 1A. Risk Factors” of this Annual Report on Form10-K.
Item 2. PROPERTIES
S&T Bancorp, Inc. headquarters is located in Indiana, Pennsylvania. We operate in Pennsylvania and Ohio. At December 31, 2024, we operate 71 banking branches and three loan production offices, of which 41 are leased facilities.
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

S&T BANCORP, INC. AND SUBSIDIARIES

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

S&T BANCORP, INC. AND SUBSIDIARIES

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Prices and Dividend Information
Our common stock is listed on the NASDAQ Global Select Market System, or NASDAQ, under the symbol STBA. As of the close of business on January 31, 2025, we had approximately 2,328 shareholders of record. The number of record-holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.
As discussed under "Our ability to pay dividends on our common stock may be limited." included in Item 1A. Risk Factors in Part I, the amount and timing of dividends is subject to the discretion of the Board and depends upon business conditions and regulatory requirements. The Board has the discretion to change the dividend at any time for any reason. The Board of Directors presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results and other factors, including applicable government regulations and policies. S&T’s Board of Directors approved a quarterly cash dividend of $0.34 per share on January 29, 2025.
Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Report.
Purchases of Equity Securities
The following table is a summary of our purchases of common stock during the fourth quarter of 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Approximate dollar value of shares that may yet be purchased under the plan (2)
10/1/2024 - 10/31/2024	—	$—	—	$50,000,000

11/1/2024 - 11/30/2024	—	—	—	50,000,000

12/1/2024 - 12/31/2024	—	—	—	50,000,000
Total	—	$—	—	$50,000,000
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

S&T BANCORP, INC. AND SUBSIDIARIES

Five-Year Cumulative Total Return
The following chart compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the NASDAQ Composite Index(1) and the NASDAQ Bank Index(2) assuming a $100 investment in each on December 31, 2019 and the reinvestment of dividends.

Total Return Performance
$250
$200
$150
$100
$50
Index Value
2019
2020
2021
2022
2023
2024
S&T Bancorp, Inc.
NASDAQ Composite
NASDAQ Bank

Source: Bloomberg

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
S&T Bancorp, Inc.	100.00	64.60	85.06	95.79	97.79	116.09
NASDAQ Composite(1)	100.00	145.05	177.27	119.63	173.11	224.34
NASDAQ Bank(2)	100.00	92.50	132.19	110.67	106.87	128.85
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
Item 6. [RESERVED]

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section reviews our financial condition for each of the past two fiscal years and results of operations for each of the past three fiscal years. The Company's discussion and analysis focuses on significant factors impacting the financial condition and results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Supplementary Data and related notes within this Annual Report on Form 10-K. A similar discussion and analysis that compares the year ended December 31, 2023 to the year ended December 31, 2022 may be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations” on our Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission, or SEC, on February 27, 2024. Certain reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation.
Important Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position and other matters regarding or affecting S&T and its future business and operations. Forward-looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses and the credit risk of our commercial and consumer loan products; changes in the level of charge-offs and changes in estimates of the adequacy of the allowance for credit losses, or ACL; cybersecurity concerns; rapid technological developments and changes; operational risks or risk management failures by us or critical third parties, including fraud risk; our ability to manage our reputational risks; sensitivity to the interest rate environment, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; regulatory supervision and oversight, including changes in regulatory capital requirements and our ability to address those requirements; unanticipated changes in our liquidity position; unanticipated changes in regulatory and governmental policies impacting interest rates and financial markets; changes in accounting policies, practices or guidance; legislation affecting the financial services industry as a whole, and S&T, in particular; developments affecting the industry and the soundness of financial institutions and further disruption to the economy and U.S. banking system; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; reliance on significant customer relationships; an interruption or cessation of an important service by a third-party provider; our ability to attract and retain talented executives and other employees; general economic or business conditions, including the strength of regional economic conditions in our market area; ESG practices and disclosures, including climate change, hiring practices, the diversity of the work force and racial and social justice issues; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; the stability of our core deposit base and access to contingency funding; re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses and geopolitical tensions and conflicts between nations.
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
Our most significant accounting policies are presented in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report. These policies, along with the disclosures presented in the Notes to Consolidated Financial Statements, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the consolidated financial statements. Further, we view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We currently view the determination of the ACL and goodwill to be critical accounting policies. We did not significantly change the manner in which we applied our critical accounting policies or developed related assumptions or estimates during 2024. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee.
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
In conjunction with our capital stress testing process, we consider different economic scenarios that impact the ACL. Among other balance sheet and income statement changes, our severely adverse scenario would have resulted in an increase to the ACL of approximately 75 percent. This severely adverse scenario shows how sensitive the ACL can be to key qualitative and quantitative assumptions underlying the overall ACL calculation. To the extent actual losses are higher than management estimates, additional provision for credit losses could be required and could adversely affect our earnings or financial position in future periods.
Goodwill
As a result of acquisitions, we have recorded goodwill in our Consolidated Balance Sheets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired.
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
Based upon our qualitative assessment performed for our annual impairment analysis as of October 1, 2024, we concluded that goodwill is not impaired.
Recent Accounting Pronouncements and Developments
Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, which is included in Part II, Item 8 Financial Statements and Supplementary Data of this Report, discusses new accounting pronouncements that we have adopted and the expected impact of accounting pronouncements recently issued or proposed, but not yet required to be adopted.
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
The following table reconciles interest and dividend income and net interest income per the Consolidated Statements of Net Income to interest income, net interest income and net interest margin on an FTE basis (non-GAAP) for the periods presented:

	Years ended December 31,
(dollars in thousands)	2024	2023	2022
Total Interest and Dividend Income	$515,872	$477,901	$340,751
Plus: taxable equivalent adjustment	2,706	2,550	2,052
Interest and Dividend Income on an FTE Basis (Non-GAAP)	$518,578	$480,451	$342,803

Total Interest and Dividend Income	$515,872	$477,901	$340,751
Less: Interest expense	(181,066)	(128,491)	(24,968)
Net Interest Income	334,806	349,410	315,783
Plus: taxable equivalent adjustment	2,706	2,550	2,052
Net Interest Income on an FTE Basis (Non-GAAP)	$337,512	$351,960	$317,835

Net interest margin	3.79%	4.10%	3.74%
Plus: taxable equivalent adjustment	0.03%	0.03%	0.02%
Net Interest Margin on an FTE Basis (Non-GAAP)	3.82%	4.13%	3.76%

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

	Years ended December 31,
(dollars in thousands)	2024	2023	2022
Efficiency Ratio (Non-GAAP)
Noninterest expense	$218,938	$210,334	$196,746

Net interest income	$334,806	$349,410	$315,783
Plus: taxable equivalent adjustment	2,706	2,550	2,052
Net interest income (FTE) (non-GAAP)	337,512	351,960	317,835
Noninterest income	49,083	57,620	58,259
Plus: net losses (gains) on sale of securities	7,938	—	(198)
Less: gain on Visa class B-1 exchange	(3,492)	—	—
Net interest income (FTE) (non-GAAP) plus noninterest income	$391,041	$409,580	$375,896
Efficiency Ratio (Non-GAAP)	55.99%	51.35%	52.34%
Return on average tangible shareholders' equity (non-GAAP) is a key profitability metric used by management to measure financial performance. The following table provides a reconciliation of return on average tangible shareholders' equity (non-GAAP) by reconciling net income (GAAP) per the Consolidated Statements of Net Income to net income before amortization of intangibles and average shareholder's equity to average tangible shareholders' equity for the periods presented:

	Years ended December 31,
(dollars in thousands)	2024	2023	2022
Net income	$131,265	$144,781	$135,520
Plus: amortization of intangibles net of tax	904	1,042	1,199
Net income before amortization of intangibles	$132,169	$145,823	$136,719

Average shareholders' equity	$1,330,870	$1,227,332	$1,181,788
Less: average goodwill and other intangible assets, net of deferred tax liability	(376,181)	(377,157)	(378,303)
Average tangible shareholders' equity	$954,689	$850,175	$803,485
Return on Average Tangible Shareholders' Equity (non-GAAP)	13.84%	17.15%	17.02%
Executive Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.7 billion at December 31, 2024. We operate in Pennsylvania and Ohio providing a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
We earn revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. We incur expenses for the cost of deposits and other funding sources, provision for credit losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.
Our purpose is building a better future together through people-forward banking. We believe that all banking should be personal. We cultivate relationships rooted in trust, strengthened by going above and beyond and renewed with every interaction. Our strategic priorities for 2025 and beyond will be focused on growing our deposit franchise, core profitability, asset quality and talent and engagement.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Earnings Summary
The following table presents a summary of key profitability metrics for the periods presented:

	Years ended December 31,
(dollars in thousands)	2024	2023	2022
Net income	$131,265	$144,781	$135,520
Earnings per share - diluted	$3.41	$3.74	$3.46
Return on average assets	1.37%	1.56%	1.48%
Return on average shareholders' equity	9.86%	11.80%	11.47%
Return on average tangible shareholders' equity (non-GAAP)(1)	13.84%	17.15%	17.02%
(1) Reconciled to GAAP in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.
We earned net income of $131.3 million for 2024 compared to net income of $144.8 million in 2023. Diluted earnings per share, or EPS, was $3.41 in 2024 compared to $3.74 in 2023. The decrease in both net income and EPS in 2024 can be attributed to declining interest rates, as compared to 2023 when we had record net income and EPS due to the impact of rising interest rates on our net income.
Net interest income decreased $14.6 million, or 4.18 percent, to $334.8 million in 2024 compared to $349.4 million in 2023. Net interest income on an FTE basis (non-GAAP) decreased $14.4 million, or 4.11 percent, compared to 2023. The net interest margin, or NIM, on an FTE basis (non-GAAP) decreased 31 basis points to 3.82 percent in 2024 compared to 4.13 percent in 2023. The decreases in net interest income and NIM on an FTE basis (non-GAAP) were primarily due to the impact of higher interest rates on total interest-bearing liabilities. While higher interest rates positively impacted interest income and rates on interest-earning assets, it was more than offset by higher interest expense and rates on interest-bearing liabilities. NIM is reconciled to net interest margin adjusted to an FTE basis (non-GAAP) above in the "Explanation of Use of Non-GAAP Financial Measures" section of this Management’s Discussion and Analysis, or MD&A.
The provision for credit losses decreased $17.8 million to $0.1 million for 2024 compared to $17.9 million for 2023. The significant decline in the provision for credit losses was mainly due to a lower level of ACL related to decreases in our criticized and classified loans and a decrease in net loan charge-offs. Net loan charge-offs were $8.3 million, or 0.11 percent of average loans, in 2024 compared to $13.2 million, or 0.18 percent of average loans, in 2023.
Noninterest income decreased $8.5 million to $49.1 million in 2024 compared to $57.6 million in 2023. The decrease was mainly related to $7.9 million of realized losses in 2024 from the repositioning of securities into longer duration, higher-yielding securities. Other noninterest income decreased $0.8 million in 2024 compared to 2023 primarily due to a $3.9 million gain on the sale of other real estate owned, or OREO, in 2023 compared to a gain of $3.5 million from the exchange offer for Visa Class B-1 common stock in 2024.
Noninterest expense increased $8.6 million to $218.9 million in 2024 compared to $210.3 million in 2023. Salaries and employee benefits increased $10.5 million primarily due to higher salaries related to annual merit increases, the acquisition of new talent and higher incentives and medical costs. Professional services and legal decreased $2.4 million primarily due to higher consulting expenses in 2023 compared to 2024. Other noninterest expense decreased $3.2 million primarily due to the adoption of PAM and a $2.1 million decrease in loan collection and appraisal expense compared to 2023. As a result of adopting PAM, amortization expense related to tax credit equity investments of $4.3 million is included in income tax expense for 2024 compared to $2.1 million included in other noninterest expense in 2023. The efficiency ratio (non-GAAP) for 2024 was 55.99 percent compared to 51.35 percent for 2023. A reconciliation of the efficiency ratio (non-GAAP) is provided above in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.
The provision for income taxes decreased $0.4 million to $33.6 million in 2024 compared to $34.0 million in 2023. The decrease in our income tax provision was primarily due to a $14.0 million decrease in income before taxes in 2024 compared to 2023 partially offset by the adoption of PAM as explained above. The effective tax rate increased to 20.4 percent in 2024 compared to 19.0 percent in 2023. The increase in the effective tax rate was primarily due to the adoption of PAM.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2024 Compared to Twelve Months Ended December 31, 2023
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
As part of our interest rate risk management strategy, we use interest rate swaps to add stability to net interest income by managing our exposure to interest rate movements. During 2022, we entered into interest rate swaps with a total notional amount of $500.0 million with original maturities ranging from three to five years. There were no new interest rates swaps entered into in 2024 or 2023. Our strategy is to reduce our exposure to variability in expected future cash flows related to interest payments on commercial loans that are currently indexed to the 1-month SOFR rate. Interest rates increased substantially in 2022 and 2023 followed by decreases in 2024 resulting in an unrealized loss on the cash flow hedges of $7.5 million at December 31, 2024, which is reported in Other Comprehensive Income (Loss), or OCI, net of applicable taxes. This is an improvement of $4.1 million compared to the $11.6 million unrealized loss at December 31, 2023.
Average Balance Sheet and Net Interest Income Analysis (FTE) (non-GAAP)
The following tables provide information regarding the average balances, interest and rates earned on interest-earning assets, and interest and rates paid on interest-bearing liabilities for the periods presented:

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	2024			2023			2022
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$165,275	$8,855	5.36%	$141,954	$7,344	5.17%	$378,323	$2,952	0.78%
Securities, at fair value(1)(2)	977,896	29,860	3.05%	976,095	25,445	2.61%	1,017,471	22,880	2.25%
Loans held for sale	85	6	6.95%	121	8	6.71%	1,115	49	4.38%
Commercial real estate	3,334,518	197,406	5.92%	3,216,593	183,204	5.70%	3,182,821	139,575	4.39%
Commercial and industrial	1,584,309	115,061	7.26%	1,665,630	118,221	7.10%	1,706,861	83,568	4.90%
Commercial construction	378,755	29,677	7.84%	381,838	28,835	7.55%	401,780	18,795	4.68%
Total Commercial Loans	5,297,582	342,144	6.46%	5,264,061	330,260	6.27%	5,291,462	241,938	4.57%
Residential mortgage	1,558,277	78,676	5.05%	1,282,078	59,170	4.62%	980,134	40,146	4.10%
Home equity	646,085	44,695	6.92%	648,525	43,158	6.65%	611,134	25,887	4.24%
Installment and other consumer	106,260	9,058	8.52%	117,807	9,929	8.43%	119,703	7,177	6.00%
Consumer construction	65,402	4,015	6.14%	51,146	2,462	4.81%	33,922	1,198	3.53%
Total Consumer Loans	2,376,024	136,444	5.74%	2,099,556	114,719	5.46%	1,744,893	74,408	4.26%
Total Portfolio Loans	7,673,606	478,588	6.24%	7,363,617	444,979	6.04%	7,036,355	316,346	4.50%
Total Loans(1)(3)	7,673,691	478,594	6.24%	7,363,738	444,987	6.04%	7,037,470	316,395	4.50%
Total other earning assets	18,606	1,269	6.82%	37,988	2,675	7.04%	12,694	576	4.54%
Total Interest-earning Assets	8,835,468	$518,578	5.87%	8,519,775	$480,451	5.64%	8,445,958	$342,803	4.06%
Noninterest-earning assets	737,366			756,481			721,080
Total Assets	$9,572,834			$9,276,256			$9,167,038
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$804,387	$8,837	1.10%	$844,588	$6,056	0.72%	$918,222	$1,025	0.11%
Money market	1,993,053	64,666	3.24%	1,677,584	39,480	2.33%	1,909,208	11,948	0.63%
Savings	905,351	6,273	0.69%	1,020,314	4,352	0.43%	1,121,818	1,121	0.10%
Certificates of deposit	1,764,661	79,635	4.51%	1,302,478	42,948	3.30%	993,722	5,813	0.58%
Total Interest-bearing Deposits	5,467,452	159,411	2.92%	4,844,964	92,836	1.92%	4,942,970	19,907	0.40%
Short-term borrowings	257,524	13,206	5.12%	500,421	27,238	5.44%	75,849	1,695	2.23%
Long-term borrowings	46,306	1,964	4.24%	31,706	1,332	4.20%	19,090	411	2.15%
Junior subordinated debt securities	49,386	3,976	8.05%	52,215	4,110	7.87%	54,420	2,395	4.40%
Total Borrowings	353,216	19,146	5.41%	584,342	32,680	5.59%	149,359	4,501	3.01%
Other interest-bearing liabilities	47,727	2,509	5.26%	58,135	2,975	5.12%	15,163	560	3.69%
Total Interest-bearing Liabilities	5,868,395	181,066	3.09%	5,487,441	128,491	2.34%	5,107,492	24,968	0.49%
Noninterest-bearing liabilities	2,373,569			2,561,483			2,877,758
Shareholders' equity	1,330,870			1,227,332			1,181,788
Total Liabilities and Shareholders' Equity	$9,572,834			$9,276,256			$9,167,038
Net Interest Income (FTE) (non-GAAP)(1)(2)		$337,512			$351,960			$317,835
Net Interest Margin (FTE) (non-GAAP)(1)(2)			3.82%			4.13%			3.76%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.
Net interest income on an FTE basis (non-GAAP) decreased $14.4 million, or 4.11 percent to $337.5 million in 2024 compared to $351.9 million in 2023. The net interest margin, or NIM, on an FTE basis (non-GAAP) decreased 31 basis points to 3.82 percent compared to 4.13 percent in 2023. The decreases in net interest income and NIM on an FTE basis (non-GAAP) were primarily due to the impact of higher interest rates on total interest-bearing liabilities. While higher interest rates positively impacted interest income and rates on interest-earning assets, it was more than offset by higher interest expense and rates on interest-bearing liabilities. Strong customer deposit growth in 2024 has helped to improve our overall funding mix by reducing borrowings.
Interest income on an FTE basis (non-GAAP) increased $38.1 million to $518.6 million in 2024 compared to $480.5 million in 2023. The increase in interest income on an FTE basis (non-GAAP) was primarily due to higher interest rates on interest earning assets. The average yield on loan balances increased 20 basis points compared to 2023 due to higher interest rates. Average loan balances increased $0.3 billion to $7.7 billion in 2024 compared to $7.4 billion in 2023. Overall, the FTE rate (non-GAAP) on interest-earning assets increased 23 basis points compared to 2023.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest expense increased $52.6 million to $181.1 million in 2024 compared to $128.5 million in 2023. The increase in interest expense was primarily due to higher interest rates, a shift in our customer deposit mix to higher costing products and an increase in deposit balances. Average interest-bearing deposits increased $0.7 billion to $5.5 billion in 2024, with $189.7 million of brokered deposits compared to $4.8 billion in 2023. Average borrowings decreased $231.1 million to $353.2 million in 2024 compared to $584.3 in 2023 primarily due to an increase in deposits. Overall, the cost of interest-bearing liabilities increased 75 basis points in 2024 compared to 2023.
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	2024 Compared to 2023 Increase (Decrease) Due to			2023 Compared to 2022 Increase (Decrease) Due to
(dollars in thousands)	Volume (4)	Rate (4)	Total	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$1,207	$304	$1,511	$(1,845)	$6,236	$4,392
Securities, at fair value(2)(3)	47	4,368	4,415	(930)	3,495	2,565
Loans held for sale	(2)	—	(2)	(44)	3	(41)
Commercial real estate	6,717	7,487	14,204	1,481	42,149	43,630
Commercial and industrial	(5,772)	2,612	(3,160)	(2,019)	36,671	34,653
Commercial construction	(233)	1,075	842	(933)	10,973	10,040
Total Commercial Loans	712	11,174	11,886	(1,471)	89,793	88,322
Residential mortgage	12,747	6,759	19,506	12,368	6,656	19,024
Home equity	(162)	1,699	1,537	1,584	15,688	17,272
Installment and other consumer	(973)	102	(871)	(114)	2,866	2,752
Consumer construction	686	868	1,554	608	654	1,263
Total Consumer Loans	12,298	9,428	21,726	14,446	25,864	40,311
Total Portfolio Loans	13,010	20,602	33,612	12,976	115,657	128,633
Total Loans(1)(2)	13,008	20,602	33,610	12,932	115,660	128,592
Total other earning assets	(1,365)	(42)	(1,407)	1,149	950	2,099
Change in Interest Earned on Interest-earning Assets	$12,897	$25,232	$38,129	$11,306	$126,341	$137,647
Interest paid on:
Interest-bearing demand	$(288)	$3,069	$2,781	$(82)	$5,114	$5,031
Money market	7,424	17,763	25,187	(1,449)	28,981	27,532
Savings	(490)	2,411	1,921	(101)	3,332	3,231
Certificates of deposit	15,240	21,447	36,687	1,806	35,329	37,135
Total Interest-bearing Deposits	21,886	44,690	66,576	173	72,756	72,929
Short-term borrowings	(13,221)	(811)	(14,032)	19,058	6,484	25,542
Long-term borrowings	614	18	632	272	650	921
Junior subordinated debt securities	(223)	89	(134)	(97)	1,811	1,714
Total Borrowings	(12,830)	(704)	(13,534)	19,233	8,945	28,178
Other interest-bearing liabilities	(533)	66	(467)	1,587	829	2,416
Change in Interest Paid on Interest-bearing Liabilities	8,523	44,052	52,575	20,993	82,530	103,523
Change in Net Interest Income	$4,374	$(18,820)	$(14,446)	$(9,687)	$43,812	$34,124
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Provision for Credit Losses
The provision for credit losses includes a provision for losses on loans and on unfunded commitments. The provision for credit losses fluctuates based on changes in loan balances, loan risk ratings, net loan charge-offs/recoveries, the macro environment and our Current Expected Credit Loss, or CECL, forecast.
The provision for credit losses decreased $17.8 million to $0.1 million for 2024 compared to $17.9 million for 2023. The decrease in the provision for credit losses was primarily due to a lower level of ACL and a decrease in net loan charge-offs. The lower level of ACL was mainly related to improved asset quality, including a decrease in criticized and classified loans of $96.2 million, or 31.1 percent, during 2024. Additionally, the provision for credit losses for the reserve for unfunded commitments was a negative $1.7 million for 2024 compared to a negative $1.4 million for 2023. The decrease in the reserve for unfunded commitments for 2024 was primarily due to lower loss rates and fewer unused commitments in the construction portfolio.
Net loan charge-offs for 2024 were $8.3 million, or 0.11 percent of average loans, compared to $13.2 million, or 0.18 percent of average loans, for 2023. Offsetting loan charge-offs of $24.6 million during 2023 was a $9.3 million recovery related to a 2020 customer fraud. Refer to the "Credit Quality" section of this MD&A for further details.
Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Net loss on sale of securities	$(7,938)	$—	$(7,938)	—%
Debit and credit card	18,263	18,248	15	0.1%
Service charges on deposit accounts	16,273	16,193	80	0.5%
Wealth management	12,259	12,186	73	0.6%
Other noninterest income	10,226	10,993	(767)	(7.0)%
Total Noninterest Income	$49,083	$57,620	$(8,537)	(14.8)%
Noninterest income decreased $8.5 million to $49.1 million compared to $57.6 million in 2023. The decrease was mainly related to $7.9 million of realized losses from the repositioning of securities into longer duration, higher-yielding securities. Other noninterest income decreased $0.8 million primarily related to a gain of $3.9 million on the sale of OREO in 2023 compared to a $3.5 million gain from the exchange offer for Visa Class B-1 common stock in 2024.
Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Salaries and employee benefits	$121,990	$111,462	$10,528	9.4%
Data processing and information technology	19,510	17,437	2,073	11.9%
Occupancy	15,102	14,814	288	1.9%
Furniture, equipment and software	13,559	12,912	647	5.0%
Marketing	6,351	6,488	(137)	(2.1)%
Other taxes	7,452	6,813	639	9.4%
Professional services and legal	5,468	7,823	(2,355)	(30.1)%
FDIC insurance	4,201	4,122	79	1.9%
Other	25,305	28,463	(3,158)	(11.1)%
Total Noninterest Expense	$218,938	$210,334	$8,604	4.1%
Noninterest expense increased $8.6 million to $218.9 million compared to $210.3 million in 2023. Salaries and employee benefits increased $10.5 million during 2024 primarily due to annual merit increases, the acquisition of new talent and higher incentives and medical costs. Data processing and information technology increased $2.1 million due to higher outsourced processing costs related to additional products and higher transaction volume. Professional services and legal decreased $2.4 million due to higher consulting expense in 2023 compared to 2024. Other noninterest expense decreased $3.2 million primarily due to the adoption of PAM and a $2.1 million decrease in loan collection and appraisal expense compared to 2023. As a result of adopting PAM, amortization expense of $4.3 million related to tax credit equity investments is included in income tax expense for 2024 compared to $2.1 million included in noninterest expense in 2023.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Provision for Income Taxes
The provision for income taxes decreased by $0.4 million to $33.6 million in 2024 compared to $34.0 million for 2023. The decrease in our income tax provision was primarily due to a $14.0 million decrease in income before taxes in 2024 compared to 2023 partially offset by the adoption of PAM on January 1, 2024. As a result of adopting PAM, amortization expense related to tax credit equity investments of $4.3 million is included in income tax expense for 2024 compared to $2.1 million included in other noninterest expense in 2023.
The effective tax rate, which is total tax expense as a percentage of income before taxes, increased to 20.4 percent in 2024 compared to 19.0 percent in 2023. The increase in the effective tax rate in 2024 compared to 2023 was primarily due to the adoption of PAM. We have generated an annual effective tax rate that is less than the statutory rate of 21 percent due to benefits resulting from tax-exempt interest, excludable dividend income, tax-exempt income on Bank Owned Life Insurance, or BOLI, and tax benefits associated with Low Income Housing Tax Credits, or LIHTC, which is partially offset by PAM.
Financial Condition as of December 31, 2024
Total assets were $9.7 billion at December 31, 2024 compared to $9.6 billion at December 31, 2023. Total portfolio loans increased $89.6 million, or 1.2 percent, to $7.7 billion at December 31, 2024 compared to December 31, 2023. Loan growth was slow in 2024 due to higher interest rates and uncertainty in the macro environment and elevated loan-payoffs. Loan growth improved in the fourth quarter of 2024, with expanding loan pipelines positioning us for better results in 2025.
Securities remained unchanged at $1.0 billion at December 31, 2024 and December 31, 2023. The bond portfolio was in a net unrealized loss position of $71.7 million at December 31, 2024 compared to a net unrealized loss position of $82.0 million at December 31, 2023. The improvement in the net unrealized loss position of $10.3 million was primarily due to realized losses of $7.9 million during 2024 as a result of repositioning $144.3 million of our securities portfolio into longer-duration, higher yielding securities.
Customer deposit growth continues to be strong, allowing for a reduction in higher costing borrowings and brokered deposits. Total deposits increased $261.3 million with customer deposits increasing $411.7 million, or 5.8 percent, to $7.6 billion at December 31, 2024 compared to $7.1 billion at December 31, 2023. Brokered deposits decreased $150.4 million, or 40.0 percent, to $225.3 million at December 31, 2024 compared to $375.7 million at December 31, 2023. The increase in customer deposits is the result of our continued focus on our deposit franchise.
Total borrowings decreased $253.3 million, or 50.3 percent, to $250.3 million at December 31, 2024 compared to $503.6 million at December 31, 2023, primarily due to strong growth in customer deposits.
Total shareholders’ equity increased by $96.8 million to $1.4 billion at December 31, 2024 compared to $1.3 billion at December 31, 2023. The increase was primarily due to net income of $131.3 million and other comprehensive income of $13.9 million offset by dividends of $51.1 million.
Securities Activity

	2024		2023		2022
(dollars in thousands)	Balance	Weighted-Average Yield	Balance	Weighted-Average Yield	Balance	Weighted-Average Yield
U.S. Treasury securities	$92,768	2.72%	$133,786	1.71%	$131,695	1.71%
Obligations of U.S. government corporations and agencies	15,071	2.14%	32,513	2.28%	41,811	2.32%
Collateralized mortgage obligations of U.S. government corporations and agencies	596,284	3.62%	460,939	3.04%	428,407	2.56%
Residential mortgage-backed securities of U.S. government corporations and agencies	33,207	1.86%	38,177	1.86%	41,587	1.86%
Commercial mortgage-backed securities of U.S. government corporations and agencies	224,798	3.08%	273,425	2.42%	327,313	2.28%
Corporate obligations	—	—%	—	—%	500	7.67%
Obligations of states and political subdivisions	24,287	3.17%	30,468	3.34%	30,471	3.35%
Available-for-Sale Debt Securities	986,415		969,308		1,001,784
Equity securities	1,176	2.59%	1,083	3.06%	994	3.32%
Total Securities Available for Sale	$987,591	3.32%	$970,391	2.62%	$1,002,778	2.34%
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
investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Our entire securities portfolio is classified as available for sale. The portfolio primarily consists of structured agency-backed, fixed-income securities with limited credit exposure. Total securities available for sale increased to $987.6 million at December 31, 2024 compared to $970.4 million at December 31, 2023.
At December 31, 2024, our bond portfolio was in a net unrealized loss position of $71.7 million compared to a net unrealized loss position of $82.0 million at December 31, 2023. At December 31, 2024, our bond portfolio had gross unrealized losses of $72.7 million offset by $1.0 million in gross unrealized gains compared to December 31, 2023, when total gross unrealized losses were $83.8 million offset by gross unrealized gains of $1.8 million.
Management evaluates the securities portfolio to determine if an ACL is needed each quarter. We did not record an ACL related to the securities portfolio at December 31, 2024 or December 31, 2023. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security at December 31, 2024. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. We did not recognize any impairment charges on our securities portfolio in 2024, 2023 or 2022.
We recognized $7.9 million of realized losses as a result of repositioning $144.3 million of our securities portfolio into longer duration, higher-yielding securities during 2024. We sold shorter duration U.S. Treasury securities and commercial mortgage-backed securities and purchased a mix of collateralized mortgage obligations, U.S. Treasury securities and commercial mortgage-backed securities with a longer duration and higher yield.
The following table sets forth the maturities of securities at December 31, 2024 and the weighted average yields of such securities. Taxable-equivalent adjustments for 2024 have been made in calculating yields on obligations of state and political subdivisions.

	Maturing
	Within One Year		After One But within Five Years		After Five But Within Ten Years		After Ten Years		No Fixed Maturity
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
U.S. Treasury securities	$10,019	4.01%	$82,749	2.56%	$—	—%	$—	—%	$—	—%
Obligations of U.S. government corporations and agencies	15,071	2.14%	—	—%	—	—%	—	—%	—	—%
Collateralized mortgage obligations of U.S. government corporations and agencies	51	2.50%	12,125	3.08%	33,021	3.84%	551,087	3.62%	—	—%
Residential mortgage-backed securities of U.S. government corporations and agencies	20	5.00%	807	2.60%	—	—%	32,380	1.84%	—	—%
Commercial mortgage-backed securities of U.S. government corporations and agencies	2,620	2.82%	153,610	2.45%	68,568	4.50%	—	—%	—	—%
Obligations of states and political subdivisions (1)	—	—%	4,982	3.32%	19,305	3.14%	—	—%	—	—%
Marketable equity securities	—	—%	—	—%	—	—%	—	—%	1,176	3.00%
Total	$27,781		$254,273		$120,894		$583,467		$1,176
Weighted Average Yield		2.88%		2.54%		4.10%		3.52%		3.00%
(1) Weighted-average yields are calculated on a taxable-equivalent basis using the federal statutory tax rate of 21 percent for 2024.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Loan Composition
The following table summarizes our loan portfolio as of the dates presented:

	2024		2023		2022		2021		2020
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial
Commercial real estate	$3,388,017	43.8%	$3,357,603	43.9%	$3,128,187	43.5%	$3,236,653	46.2%	$3,244,974	44.9%
Commercial and industrial	1,540,397	19.9%	1,642,106	21.5%	1,718,976	23.9%	1,728,969	24.7%	1,954,453	27.0%
Commercial construction	352,886	4.5%	363,284	4.7%	399,371	5.6%	440,962	6.3%	474,280	6.6%
Total Commercial Loans	5,281,300	68.2%	5,362,993	70.1%	5,246,534	73.0%	5,406,584	77.2%	5,673,706	78.5%
Consumer
Consumer real estate	2,356,901	30.4%	2,175,451	28.4%	1,812,539	25.2%	1,485,478	21.2%	1,471,238	20.4%
Other consumer	104,757	1.4%	114,897	1.5%	124,896	1.7%	107,928	1.5%	80,915	1.1%
Total Consumer Loans	2,461,658	31.8%	2,290,348	29.9%	1,937,435	27.0%	1,593,406	22.8%	1,552,153	21.5%
Total Portfolio Loans	$7,742,958	100.0%	$7,653,341	100.0%	$7,183,969	100.0%	$6,999,990	100.0%	$7,225,859	100.0%
The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions, such as downturns in the borrower’s industry or the overall economic climate, can significantly impact the borrower’s ability to pay.
We adhere to a General Lending Policy to maintain the quality of our loan portfolio. The policy delegates the authority to extend loans under specific guidelines and underwriting standards. The General Lending Policy is formulated by management and reviewed and ratified annually by the Board of Directors.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we assess the credit risk within those segments to determine if additional reserve is needed in the qualitative portion of the ACL. Total commercial loans represented 68.2 percent of total portfolio loans at December 31, 2024 compared to 70.1 percent at December 31, 2023. Within our commercial portfolio, the CRE and commercial construction portfolios combined comprised $3.7 billion, or 70.8 percent, of total commercial loans and 48.3 percent of total portfolio loans at December 31, 2024 compared to $3.7 billion, or 69.4 percent, of total commercial loans and 48.6 percent of total portfolio loans at December 31, 2023.
Our multi-family and office segments are the most significant CRE and commercial construction concentrations within our portfolio. Approximately 95 percent of multifamily and 91 percent of office CRE loans are located within our market area, which includes Pennsylvania and the contiguous states of Ohio, New York, West Virginia, New Jersey, Delaware and Maryland.
In the CRE segment, multi-family represented $640.1 million, or 8.3 percent of total portfolio loans, at December 31, 2024 compared to $569.4 million, or 7.4 percent, at December 31, 2023. The average loan size of multifamily CRE is $1.1 million with an average loan to value of 58 percent at December 31, 2024 compared to an average loan size of $0.9 million with an average loan to value of 58 percent at December 31, 2023. There were no special mention loans and $7.3 million of substandard loans in the multifamily CRE segment at December 31, 2024 compared to special mention loans of $3.8 million and substandard loans of $13.0 million at December 31, 2023. There were no nonperforming multifamily loans at December 31, 2024 and December 31, 2023.
Office CRE was $453.3 million, or 5.9 percent of total portfolio loans, at December 31, 2024 compared to $480.5 million, or 6.3 percent, at December 31, 2023. The average loan size of office CRE is $1.1 million with an average loan to value of 56 percent at December 31, 2024 compared to an average loan size of $1.1 million with an average loan to value of 55 percent at December 31, 2023. Special mention loans in the office CRE segment were $18.4 million and substandard loans were $2.1 million at December 31, 2024 compared to special mention loans of $9.1 million and substandard loans of $2.5 million at December 31, 2023. There were $0.6 million of nonperforming loans at December 31, 2024 and $0.5 million at December 31, 2023.
In addition, within the commercial construction segment, multifamily represented $72.8 million, or 0.9 percent of total portfolio loans, at December 31, 2024 compared to $119.0 million, or 1.6 percent, at December 31, 2023. Commercial construction office was $17.2 million, or 0.2 percent of total portfolio loans, at December 31, 2024 compared to $36.0 million, or 0.5 percent, at December 31, 2023.
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
customer information, publicly available data and subscription service data to assess risk on an on-going basis and strong overall risk management practices which help us understand and evaluate concentration risk. Our CRE and commercial construction portfolios have exposure outside this geography of 3.9 percent of the combined portfolios and 1.9 percent of total portfolio loans at December 31, 2024 and 2023.
Total portfolio loans increased $89.6 million, or 1.2 percent, to $7.7 billion at December 31, 2024 compared to $7.7 billion at December 31, 2023. As of December 31, 2024, 62.0 percent of our total loans were variable rate loans and 38.0 percent were fixed rate loans compared to 65.0 percent variable rate loans and 35.0 percent fixed rate loans at December 31, 2023.
Commercial loans decreased $81.7 million to $5.3 billion at December 31, 2024, related to decreases of $101.7 million in C&I and $10.4 million in commercial construction offset by an increase of $30.4 million in CRE compared to $5.4 billion at December 31, 2023. The decrease in commercial loans was primarily driven by lower loan demand due to higher interest rates and uncertainty in the macro environment and elevated loan pay-offs which in part were strategic exits related to our criticized and classified loans. Loan activity improved in the fourth quarter of 2024, with expanding loan pipelines positioning us for better growth in 2025.
Consumer loans represented 31.8 percent of our total portfolio loans at December 31, 2024 and 29.9 percent at December 31, 2023. Consumer loans increased $171.3 million to $2.5 billion at December 31, 2024 compared to $2.3 billion at December 31, 2023 primarily due to an increase of $181.4 million in consumer real estate offset by a decrease of $10.1 million in consumer installment loans. Beginning in 2022, we shifted from selling mortgages in the secondary market to holding mortgages in our portfolio.
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
We typically originate and sell loans into the secondary market, primarily to Fannie Mae. We sell these loans in order to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing of the loans. Beginning in 2023, our strategy changed whereby we held more mortgages on our balance sheet versus selling these loans in the secondary market. This shift in strategy was mainly due to loan pricing in the secondary market and the desire to reduce our variable rate loan exposure in this interest rate environment. We continue to monitor our strategy and may shift back to selling more residential mortgages into the secondary market in future periods. At December 31, 2024, our servicing portfolio of mortgage loans that we originated and sold into the secondary market was $648.9 million at December 31, 2024 compared to $707.8 million at December 31, 2023.
The following table presents the maturity of commercial and consumer loans outstanding as of December 31, 2024:

	Maturity
(dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years through 15 years	After 15 years	Total
Fixed interest rates	$235,911	$973,194	$475,051	$10,624	$1,694,780
Variable interest rates	847,944	1,832,862	816,963	88,751	3,586,520
Total Commercial Loans	$1,083,855	$2,806,056	$1,292,014	$99,375	$5,281,300
Fixed interest rates	$60,026	$220,120	$493,230	$501,376	$1,274,752
Variable interest rates	57,984	187,772	539,672	401,478	1,186,906
Total Consumer Loans	$118,010	$407,892	$1,032,902	$902,854	$2,461,658
Total Portfolio Loans	$1,201,865	$3,213,948	$2,324,916	$1,002,229	$7,742,958
Off-Balance Sheet Arrangements
In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Many of the commitments are expected to expire without being drawn upon, therefore, the total commitment amounts do not necessarily represent future cash requirements.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth our commitments and letters of credit as of the dates presented:

	December 31,
(dollars in thousands)	2024	2023
Commitments to extend credit	$2,382,847	$2,566,154
Standby letters of credit	69,558	61,889
Total	$2,452,405	$2,628,043
See Note 16. Commitments and Contingencies in Part II, Item 8. Financial Statements and Supplementary Data of this Report for details on the allowance for credit losses on unfunded commitments.
Credit Quality
On a quarterly basis, criticized asset meetings are held to monitor all special mention and substandard loans greater than $1.5 million and all business banking special mention and substandard loans greater than $0.5 million to establish action plans for these loans. These loans typically represent the highest risk of loss to us. We monitor these loans through regular contact with the borrower, review of current financial information and other documentation, review of all loan or potential loan restructures or modifications and the regular reevaluation of assets held as collateral. We also have a quarterly criticized asset meeting for the retail portfolio to review delinquent and nonaccrual loans as well as individual portfolio reviews such as unsecured, private banking and first payment default loans.
Additional credit risk management practices include periodic loan reviews, at least annually, and updates of our lending policies and procedures to support sound underwriting practices and portfolio management through portfolio stress testing. We have a portfolio monitoring group that performs an annual review of all commercial and business banking relationships greater than $1.5 million and a quarterly review of our watch rated portfolio. Business banking relationships less than $1.5 million are monitored through portfolio management software that identifies credit risk indicators. Our credit risk review process serves to independently monitor credit quality and assess the effectiveness of credit risk management practices to provide oversight of all corporate lending activities. The credit risk review function has the primary responsibility for assessing commercial credit administration and credit decision functions of consumer and mortgage underwriting, as well as providing input to the loan risk rating process.
Nonperforming assets, or NPAs, consist of nonaccrual loans and OREO. The following represents NPAs as of December 31:

(dollars in thousands)	2024	2023
Nonaccrual Loans
Commercial real estate	$4,173	$7,267
Commercial and industrial	12,570	3,244
Commercial construction	—	4,960
Consumer real estate	10,964	7,146
Other consumer	230	330
Total Nonaccrual Loans	27,937	22,947
OREO	8	75
Total Nonperforming Assets	$27,945	$23,022
Nonaccrual loans as a percent of total loans	0.36%	0.30%
Nonperforming assets as a percent of total loans plus OREO	0.36%	0.30%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful or generally when interest or principal payments are 90 days or more past the contractual due date.
Nonaccrual loans remain low at $27.9 million at December 31, 2024 compared to $22.9 million at December 31, 2023. The increase in nonaccrual loans was due to the addition of a $10.7 million commercial and industrial, or C&I, relationship during the three months ended December 31, 2024. A specific reserve of $4.2 million was added for this relationship based on the uncertainty of timing surrounding the execution of the resolution strategy. Partially offsetting the increase in nonaccrual loans were payoffs in our commercial construction and CRE portfolios.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following represents delinquency as of December 31:

	2024		2023
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
90 days or more:
Commercial real estate	$4,173	0.12%	$7,267	0.22%
Commercial and industrial	12,570	0.82%	3,244	0.20%
Commercial construction	—	—%	4,960	1.37%
Consumer real estate	10,964	0.47%	7,146	0.33%
Other consumer	230	0.22%	330	0.29%
Total Loans	$27,937	0.36%	$22,947	0.30%
30 to 89 days:
Commercial real estate	$1,846	0.05%	$7,665	0.23%
Commercial and industrial	2,671	0.17%	710	0.04%
Commercial construction	1,036	0.29%	22	0.01%
Consumer real estate	5,554	0.24%	6,295	0.29%
Other consumer	372	0.35%	429	0.37%
Total Loans	$11,479	0.15%	$15,121	0.20%
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents activity in the ACL for each of the three years presented below:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
ACL Balance at Beginning of Year:	$107,966	$101,340	$98,576
Charge-offs:
Commercial real estate	(5,390)	(1,706)	(1,820)
Commercial and industrial	(3,898)	(20,535)	(7,801)
Commercial construction	—	(451)	—
Consumer real estate	(1,446)	(446)	(621)
Other consumer	(1,454)	(1,500)	(1,375)
Total	(12,188)	(24,638)	(11,617)
Recoveries:
Commercial real estate	1,921	1,084	1,052
Commercial and industrial	1,133	9,796	7,366
Commercial construction	—	2	1
Consumer real estate	329	214	203
Other consumer	524	360	400
Total	3,907	11,456	9,022
Net Charge-offs	(8,281)	(13,182)	(2,595)
Impact of adoption of ASU 2022-02	—	568	—
Provision for credit losses	1,809	19,240	5,359
ACL Balance at End of Year:	$101,494	$107,966	$101,340
Net loan charge-offs for 2024 were $8.3 million, or 0.11 percent of average loans, compared to $13.2 million, or 0.18 percent of average loans for 2023. Offsetting loan charge-offs during 2024 were $3.9 million in recoveries compared to $11.5 million in recoveries in 2023, which included a $9.3 million recovery related to a 2020 customer fraud.
The following table summarizes net charge-offs as a percentage of average loans for the years presented:

	2024	2023	2022
Commercial real estate	0.10%	0.02%	0.02%
Commercial and industrial	0.17%	0.64%	0.03%
Commercial construction	—%	0.12%	—%
Consumer real estate	0.05%	0.01%	0.03%
Other consumer	0.88%	0.97%	0.81%
Net charge-offs to average loans outstanding	0.11%	0.18%	0.04%
Allowance for credit losses as a percentage of total portfolio loans	1.31%	1.41%	1.41%
Allowance for credit losses to total nonaccrual loans	363%	471%	532%
The following is the ACL balance by portfolio segment as of December 31:

	2024		2023
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial real estate	$30,254	29.8%	$37,886	35.1%
Commercial and industrial	37,084	36.5%	34,538	32.0%
Commercial construction	4,893	4.8%	5,382	5.0%
Business banking	10,681	10.6%	12,858	11.9%
Consumer real estate	15,776	15.5%	14,663	13.6%
Other consumer	2,806	2.8%	2,639	2.4%
Total	$101,494	100.0%	$107,966	100.0%

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
The ACL was $101.5 million, or 1.31 percent of total portfolio loans, at December 31, 2024 compared to $108.0 million, or 1.41 percent of total portfolio loans, at December 31, 2023. The decrease in the ACL of $6.5 million is related to improvement in our overall asset quality resulting in a $7.7 million decrease in our quantitative reserve and a $2.9 million decrease in our qualitative reserve. The decrease in the quantitative reserve was primarily due to a $96.2 million, or 31.1 percent, reduction in our criticized and classified loans and the decrease in the qualitative reserve was primarily related to improvement in our healthcare portfolio along with improvement in various other risk factors within our qualitative reserve. These decreases were offset by the addition of a $4.2 specific reserve for loans individually evaluated related to a C&I relationship that was downgraded to nonaccrual during the three months ended December 31, 2024.
Federal Home Loan Bank and Other Restricted Stock
At December 31, 2024, we held FHLB of Pittsburgh stock of $15.2 million compared to $24.0 million at December 31, 2023. This investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Pittsburgh. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value. We reviewed and evaluated the FHLB capital stock for impairment at December 31, 2024. The FHLB exceeds all required capital ratios. Additionally, we considered that the FHLB has been paying dividends and actively redeeming stock throughout 2024 and 2023. Accordingly, we believe sufficient evidence exists to conclude that no impairment existed at December 31, 2024.
Deposits
Deposits are our primary source of funds. The following table presents the mix of deposits as of the dates presented:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Amount	% of Deposits	Amount	% of Deposits	$ Change	% Change
Personal	$4,533,149	58.2%	$4,244,386	56.4%	$288,763	6.8%
Business	2,679,191	34.4%	2,565,853	34.1%	113,338	4.4%
Public funds	345,512	4.5%	335,876	4.5%	9,636	2.9%
Brokered	225,265	2.9%	375,654	5.0%	(150,389)	(40.0)%
Total Deposits	$7,783,117	100.0%	$7,521,769	100.0%	$261,348	3.5%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents the composition of deposits at December 31:

(dollars in thousands)	2024	2023	$ Change
Customer deposits
Noninterest-bearing demand	$2,185,242	$2,221,942	$(36,700)
Interest-bearing demand	812,768	825,787	(13,019)
Money market	1,939,980	1,741,189	198,791
Savings	877,859	950,546	(72,687)
Certificates of deposit	1,742,003	1,406,652	335,351
Total customer deposits	7,557,852	7,146,116	411,736
Brokered deposits
Money market	100,305	200,653	(100,348)
Certificates of deposit	124,960	175,000	(50,040)
Total brokered deposits	225,265	375,653	(150,388)
Total Deposits	$7,783,117	$7,521,769	$261,348
We have a strong core deposit base with noninterest-bearing demand deposits representing 28.1 percent of total deposits at December 31, 2024 compared to 29.5 percent of total deposits at December 31, 2023. Total deposits increased $261.3 million, or 3.5 percent, at December 31, 2024 compared to December 31, 2023. Total customer deposits increased $411.7 million, or 5.8 percent, from December 31, 2023, as a result of our focus on our deposit franchise. Total brokered deposits decreased $150.4 million from December 31, 2023 due to strong growth in customer deposits. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
As a member of the IntraFi network, we are able to offer our customers insurance coverage on interest-bearing demand, money market and certificate of deposit balances in excess of the FDIC insurance limits. IntraFi balances increased $47.1 million to $324.8 million at December 31, 2024 compared to $277.7 million at December 31, 2023.
We have total uninsured deposits of $2.6 billion, or 33.5 percent of our total deposit base, compared to $2.3 billion, or 30.0 percent, at December 31, 2023. Included in uninsured deposits is $297.5 million of fully collateralized, municipal deposits, or 3.8 percent of our total deposit base.
The daily average balance of deposits and rates paid on deposits are summarized in the following table for the years ended December 31:

	2024		2023		2022
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$2,163,902	—	$2,349,919	—	$2,705,210	—
Interest-bearing demand	804,387	1.10%	844,588	0.72%	918,222	0.11%
Money market	1,873,629	3.11%	1,638,947	2.28%	1,909,209	0.63%
Savings	905,351	0.69%	1,020,314	0.43%	1,121,818	0.10%
Certificates of deposit	1,580,025	4.41%	1,226,989	3.17%	991,396	0.58%
Brokered deposits	304,060	5.35%	114,322	5.43%	2,323	2.10%
Total	$7,631,354	2.09%	$7,195,079	1.29%	$7,648,178	0.26%
CDs of $250,000 and over accounted for 6.2 percent and 4.7 percent of total deposits at December 31, 2024 and December 31, 2023. These primarily represent deposit relationships with local customers in our market area.
Maturities of CDs of $250,000 or more outstanding at December 31, 2024 are summarized as follows:

(dollars in thousands)	2024
Three months or less	$239,924
Over three through six months	128,980
Over six through twelve months	88,729
Over twelve months	21,611
Total	$479,244

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Borrowings
Borrowings are an additional source of funding for us. Short-term borrowings are for terms under or equal to one year at December 31, 2024 and are comprised of FHLB Advances. Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances and finance leases. Total borrowings decreased $253.3 million to $250.3 million at December 31, 2024 compared to $503.6 million at December 31, 2023, primarily due to strong growth in customer deposits.

(dollars in thousands)	December 31, 2024	December 31, 2023	$ Change
Short-term borrowings	$150,000	$415,000	$(265,000)
Long-term borrowings	50,896	39,277	11,619
Junior subordinated debt securities	49,418	49,358	60
Total Borrowings	$250,314	$503,635	$(253,321)
Information pertaining to short-term borrowings is summarized in the table below for the years ended December 31, 2024 and December 31, 2023.

	Short-Term Borrowings
(dollars in thousands)	December 31, 2024	December 31, 2023
Balance at the period end	$150,000	$415,000
Average balance during the period	$257,524	$500,421
Average interest rate during the period	5.12%	5.44%
Maximum month-end balance during the period	$465,000	$630,000
Average interest rate at the period end	4.60%	5.65%
Information pertaining to long-term borrowings and junior subordinated debt securities is summarized in the tables below for the years ended December 31, 2024 and December 31, 2023.

	Long-Term Borrowings
(dollars in thousands)	December 31, 2024	December 31, 2023
Balance at the period end	$50,896	$39,277
Average balance during the period	$46,306	$31,706
Average interest rate during the period	4.24%	4.20%
Maximum month-end balance during the period	$64,015	$39,589
Average interest rate at the period end	3.75%	4.52%

	Junior Subordinated Debt Securities
(dollars in thousands)	December 31, 2024	December 31, 2023
Balance at the period end	$49,418	$49,358
Average balance during the period	$49,386	$52,215
Average interest rate during the period	8.05%	7.87%
Maximum month-end balance during the period	$49,418	$54,483
Average interest rate at the period end	6.96%	7.98%
Wealth Management Assets
The fair value of the S&T Bank Wealth Management assets under administration, which are not accounted for as part of our assets, amounted to $2.0 billion at December 31, 2024 and $2.2 billion at December 31, 2023. At December 31, 2024, assets under administration consisted of $0.7 billion in S&T Trust and $1.3 billion in S&T Financial Services.

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
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing deposits and attract new deposits, mitigating any funding dependency on other more volatile funding sources. Refer to the "Financial Condition as of December 31, 2024 - Deposits" section of this MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program. Additional funding sources accessible to S&T include borrowing availability at the FHLB, federal funds lines with other financial institutions and the brokered deposit market. We also have borrowing availability at the Federal Reserve Discount Window through the Borrower-in-Custody Program.
In response to the bank failures in March 2023, the Federal Reserve authorized additional funding availability to eligible depository institutions through the Federal Reserve Bank Term Funding Program, or BTFP. The temporary program was intended to help assure depositors that their institutions have an additional source of liquidity to meet their needs. Under the BTFP, any collateral eligible for purchase by the Federal Reserve Banks in open market operations could be pledged including U.S. Treasury securities, U.S. Agencies and U.S. Agency mortgage-backed securities. Collateral advances were equal to 100 percent of the par value of the collateral pledged with a term of up to one year. Interest was charged at a fixed rate equal to the one-year overnight index swap rate plus 10 basis points with no prepayment penalty. The BTFP ceased making new fundings on March 11, 2024.
Available borrowing capacity exceeds uninsured deposits of $2.6 billion at December 31, 2024 and $2.3 billion at December 31, 2023. The following table summarizes borrowing funding sources available as of the dates presented:

	December 31, 2024			December 31, 2023
(dollars in thousands)	Borrowing Capacity	Balance (1)	Available	Borrowing Capacity	Balance	Available
FHLB	$1,980,615	$304,565	$1,676,050	$3,241,098	$552,136	$2,688,962
Borrower-in-Custody Program	$1,995,489	$—	$1,995,489	769,653	—	769,653
Federal Reserve BTFP(2)	$—	$—	$—	636,963	—	636,963
Total	$3,976,104	$304,565	$3,671,539	$4,647,714	$552,136	$4,095,578
(1) FHLB balances include advances, letters of credit, interest due on advances and the credit enhancement obligation on mortgages sold to the FHLB.
(2)Emergency lending program created by the Federal Reserve in March 2023 which ceased making new fundings in March 2024.

At December 31, 2024, we had available borrowing capacity of $3.7 billion, $2.0 billion at the Federal Reserve and $1.7 billion at the FHLB of Pittsburgh. In 2024, we strengthened our contingency funding position by shifting loan collateral from the FHLB of Pittsburgh to the Federal Reserve. We believe that these funding sources will provide adequate resources to fund our short-term and long-term operating and financing needs. In addition, our ability to access capital markets provides additional sources of funding with respect to strategic investing opportunities. Our access to and the availability of funds in the future will be affected by many factors, including, but not limited to our financial condition and prospects, the liquidity of the overall capital markets and the current state of the economy.
In the normal course of business, we enter into various contractual obligations, which require future payments that could impact our liquidity and capital resources. We also utilize interest rate swaps to add stability and manage exposure to interest rate movements, under which we are required to either receive cash from, or pay cash to, counterparties depending on changes in interest rates. Derivative contracts are carried at fair value representing the net present value of expected future cash receipts or payments based on market rates as of the balance sheet date.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes our material contractual obligations as of December 31, 2024:

	Payments Due In
(dollars in thousands)	2025	2026-2027	2028-2029	Later Years	Total
Certificates of deposit(1)	1,745,518	104,794	13,844	2,807	1,866,963
Short-term borrowings(1)	150,000	—	—	—	150,000
Long-term borrowings(1)	81	50,180	122	513	50,896
Junior subordinated debt securities(1)	—	—	—	49,418	49,418
Operating and finance leases	5,052	9,648	9,254	55,724	79,678
Funding commitments on Low Income Housing Partnerships	5,887	—	—	—	5,887
Total	$1,906,538	$164,622	$23,220	$108,462	$2,202,842
(1)Excludes interest
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At December 31, 2024, S&T Bank had $938.2 million in highly liquid assets, which consisted primarily of $175.2 million in interest-bearing deposits with banks and $763.0 million in unpledged securities. This resulted in a highly liquid assets to total assets ratio of 9.7 percent at December 31, 2024 compared to 9.4 percent at December 31, 2023. Refer to Note 12. Tax Credit Equity Investments, Note 13. Deposits, Note 14. Short Term Borrowings, Note 15. Long Term Borrowings and Subordinated Debt and Note 7. Right-Of-Use Assets and Lease Liabilities to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data and the Deposits and Borrowings section of this MD&A, for more details.
Capital Resources
Shareholders’ equity increased $96.8 million, or 7.6 percent, to $1.4 billion at December 31, 2024 compared to $1.3 billion at December 31, 2023. The increase was primarily due to net income of $131.3 million and other comprehensive income of $13.9 million, partially offset by dividends of $51.1 million. The other comprehensive income was primarily due to a $8.2 million improvement in unrealized losses on our available-for-sale debt securities, net of tax and an improvement of $4.1 million in unrealized losses on our interest rate swaps, net of tax.
We continue to maintain a strong capital position with a leverage ratio of 11.98 percent as compared to the regulatory guideline of 5.00 percent to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 14.58 percent compared to the regulatory guideline of 6.50 percent to be well-capitalized. Our risk-based Tier 1 and Total capital ratios were 14.90 percent and 16.49 percent, which places us above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00 percent and 10.00 percent, respectively. Our ratios are also above the required minimum ratios after the capital conservation buffer, discussed further below, of common equity tier 1 risk-based capital ratio greater than 7.00 percent, tier 1 risk-based capital ratio greater than 8.50 percent and a total risk-based capital ratio greater than 10.50 percent. We believe that we have the ability to raise additional capital, if necessary.
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
Banking organizations are required to maintain a capital conservation buffer composed of common equity tier 1 capital in an amount greater than 2.50 percent of total risk-weighted assets. Banking organizations must maintain a common equity tier 1 risk-based capital ratio greater than 7.00 percent, a tier 1 risk-based capital ratio greater than 8.50 percent and a total risk-based capital ratio greater than 10.50 percent; otherwise, it will be subject to restrictions on capital distributions and discretionary bonus payments. The minimum capital requirements plus the capital conservation buffer exceeds the regulatory capital ratios required for an insured depository institution to be well-capitalized under the FDIC's prompt corrective action framework.
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
at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of December 31, 2024, we had not issued any securities pursuant to the shelf registration statement.
Inflation
Inflation can have a significant impact on interest rates and, accordingly, can impact our financial performance. Inflation can influence our asset growth, deposits, noninterest income and expense and credit quality. As a result, we closely monitor the rate of inflation in the economy. We do so by analyzing our capability to respond to changing interest rates and our ability to manage noninterest income and expense. We monitor the mix of interest-rate sensitive assets and liabilities through our management committee, ALCO, in order to manage the impact of inflation and the level of interest rates on net interest income. We also manage the effects of inflation on S&T by reviewing the prices of our products and services, by introducing new products and services and by controlling overhead expenses. Additionally, management is aware of the potential impacts that inflation can have on our loan portfolio and our customer's ability to operate their businesses. We seek to minimize the various inflationary inputs through a robust annual review process and sensitivity analysis when considering extensions of credit. Additionally, we leverage our internal credit risk review in support of the current economic cycle. We continuously monitor our portfolio for potential and emerging risks. See Risk Factors in Item 1A for further information regarding the impact of inflation on the economy and on S&T.

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
The table below reflects the rate shock analyses results for the 1-12 and 13-24 month periods of pretax net interest income and EVE.

	December 31, 2024			December 31, 2023
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	3.2	8.4	(32.3)	3.5	7.6	(31.4)
300	1.9	5.8	(24.1)	2.4	5.4	(23.5)
200	0.8	3.7	(15.4)	1.2	3.4	(15.2)
100	(0.1)	1.7	(7.2)	0.2	1.6	(7.3)
-100	(3.4)	(5.2)	3.0	(3.5)	(5.1)	3.7
-200	(6.2)	(10.3)	3.5	(4.2)	(6.7)	3.8
-300	(9.2)	(16.2)	0.2	(6.6)	(11.2)	(0.5)
-400	(12.9)	(22.7)	(7.9)	(9.3)	(15.1)	(13.7)

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
Our rate shock analyses show less improvement in the percentage change in pretax net interest income in the 1-12 month rates up scenarios when comparing December 31, 2024 to December 31, 2023 primarily because of changes to our funding mix. Our rate shock analyses show more improvement in the percentage change in pretax net interest income in the 13-24 month rates up scenarios when comparing December 31, 2024 to December 31, 2023 primarily because of upcoming maturities within our receive-fixed balance sheet swap portfolio. The percentage change in pretax net interest income in the rates down scenarios show a decline when comparing December 31, 2024 to December 31, 2023 primarily due to upcoming maturities within our receive-fixed balance sheet swap portfolio, enhanced loan prepayment assumptions, and changes in our bond portfolio mix. Our EVE analyses show a slight decline in the rates up scenarios when comparing December 31, 2024 to December 31, 2023 primarily because of changes to interest rates, changes to our bond portfolio mix, and changes to our funding mix. The percentage change in our EVE are smaller in the rates down scenarios when comparing December 31, 2024 to December 31, 2023. These changes are mainly the result of changes to interest rates.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2024	2023
ASSETS
Cash and due from banks, including interest-bearing deposits of $175,606 and $160,802 at December 31, 2024 and December 31, 2023	$244,820	$233,612
Securities available for sale, at fair value	987,591	970,391
Loans held for sale	—	153
Portfolio loans, net of unearned income	7,742,958	7,653,341
Allowance for credit losses	(101,494)	(107,966)
Portfolio loans, net	7,641,464	7,545,375
Bank owned life insurance	85,012	84,008
Premises and equipment, net	45,033	49,006
Federal Home Loan Bank and other restricted stock, at cost	15,231	25,082
Goodwill	373,424	373,424
Other intangible assets, net	3,055	4,059
Other assets	262,342	266,416
Total Assets	$9,657,972	$9,551,526
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,185,242	$2,221,942
Interest-bearing demand	812,768	825,787
Money market	2,040,285	1,941,842
Savings	877,859	950,546
Certificates of deposit	1,866,963	1,581,652
Total Deposits	7,783,117	7,521,769
Short-term borrowings	150,000	415,000
Long-term borrowings	50,896	39,277
Junior subordinated debt securities	49,418	49,358
Other liabilities	244,247	242,677
Total Liabilities	8,277,678	8,268,081
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at December 31, 2024 and December 31, 2023 Outstanding—38,259,449 shares at December 31, 2024 and 38,232,806 shares at December 31, 2023	103,623	103,623
Additional paid-in capital	411,785	409,034
Retained earnings	1,039,035	959,604
Accumulated other comprehensive loss	(76,992)	(90,901)
Treasury stock — 3,189,995 shares at December 31, 2024 and 3,216,638 shares at December 31, 2023, at cost	(97,157)	(97,915)
Total Shareholders’ Equity	1,380,294	1,283,445
Total Liabilities and Shareholders’ Equity	$9,657,972	$9,551,526
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME

	Twelve Months Ended December 31,
(dollars in thousands, except per share data)	2024	2023	2022
INTEREST AND DIVIDEND INCOME
Loans, including fees	$476,382	$443,124	$314,866
Investment Securities:
Taxable	37,744	31,611	23,743
Tax-exempt	690	852	1,579
Dividends	1,056	2,314	563
Total Interest and Dividend Income	515,872	477,901	340,751
INTEREST EXPENSE
Deposits	159,411	92,836	19,907
Borrowings, junior subordinated debt securities and other	21,655	35,655	5,061
Total Interest Expense	181,066	128,491	24,968
NET INTEREST INCOME	334,806	349,410	315,783
Provision for credit losses	133	17,892	8,366
Net Interest Income After Provision for Credit Losses	334,673	331,518	307,417
NONINTEREST INCOME
Net (loss) gain on sale of securities	(7,938)	—	198
Debit and credit card	18,263	18,248	19,008
Service charges on deposit accounts	16,273	16,193	16,829
Wealth management	12,259	12,186	12,717
Other	10,226	10,993	9,507
Total Noninterest Income	49,083	57,620	58,259
NONINTEREST EXPENSE
Salaries and employee benefits	121,990	111,462	103,221
Data processing and information technology	19,510	17,437	16,918
Occupancy	15,102	14,814	14,812
Furniture, equipment and software	13,559	12,912	11,606
Marketing	6,351	6,488	5,600
Other taxes	7,452	6,813	6,620
Professional services and legal	5,468	7,823	8,318
FDIC insurance	4,201	4,122	2,854
Other	25,305	28,463	26,797
Total Noninterest Expense	218,938	210,334	196,746
Income Before Taxes	164,818	178,804	168,930
Income tax expense	33,553	34,023	33,410
Net Income	$131,265	$144,781	$135,520
Earnings per share—basic	$3.43	$3.76	$3.47
Earnings per share—diluted	$3.41	$3.74	$3.46
Dividends declared per share	$1.33	$1.29	$1.20
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(dollars in thousands)	2024	2023	2022
Net Income	$131,265	$144,781	$135,520
Available-for-Sale Debt Securities
Net change in fair value of available-for-sale debt securities	2,328	20,317	(111,539)
Tax effect	(458)	(4,407)	23,805
Net available-for-sale securities losses (gains) reclassified into earnings(1)	7,938	—	(198)
Tax effect	(1,563)	—	42
Net effect on other comprehensive income	8,245	15,910	(87,890)
Interest Rate Swaps
Net change in fair value of interest rate swaps	(8,253)	(5,753)	(21,459)
Tax effect	1,722	1,237	4,581
Net interest rate swap losses reclassified into earnings(2)	13,403	12,382	91
Tax effect	(2,796)	(2,662)	(19)
Net effect on other comprehensive income	4,076	5,204	(16,806)
Employee Benefit Plans
Adjustment to funded status of employee benefit plans	1,969	142	(2,526)
Tax effect	(381)	(32)	608
Net employee benefit plan losses reclassified into earnings(3)	—	—	2,080
Tax effect	—	—	(501)
Net effect on other comprehensive income	1,588	110	(339)
Other Comprehensive Income (Loss)	13,909	21,224	(105,035)
Comprehensive Income	$145,174	$166,005	$30,485
(1) Reclassification adjustments are comprised of realized security gains or losses. The realized gains or losses have been recorded in net (loss) gain on sale of securities in the Consolidated Statements of Net Income.
(2) Reclassification adjustments have been recorded in loan interest income in the Consolidated Statements of Net Income.
(3) Reclassification adjustments are comprised of realized actuarial gains or losses and settlement charges. These gains or losses and settlement charges have been recorded in salaries and employee benefits in the Consolidated Statements of Net Income.
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2022	$103,623	$403,095	$773,659	$(7,090)	$(66,833)	$1,206,454
Net income for the year ended December 31, 2022	—	—	135,520	—	—	135,520
Other comprehensive loss, net of tax	—	—	—	(105,035)	—	(105,035)
Cash dividends declared ($1.20 per share)	—	—	(47,023)	—	—	(47,023)
Treasury stock issued for restricted stock awards (4,250 shares)	—	—	(135)	—	135	—
Forfeitures of restricted stock awards (87,208 shares)	—	—	1,927	—	(2,735)	(808)
Repurchase of S&T stock (268,503 shares)	—	—	—	—	(7,637)	(7,637)
Recognition of restricted stock compensation expense	—	3,188	—	—	—	3,188
Balance at December 31, 2022	$103,623	$406,283	$863,948	$(112,125)	$(77,070)	$1,184,659
Net income for the year ended December 31, 2023	—	—	144,781	—	—	144,781
Other comprehensive income, net of tax	—	—	—	21,224	—	21,224
Impact of adoption of ASU 2022-02	—	—	(447)	—	—	(447)
Cash dividends declared ($1.29 per share)	—	—	(49,850)	—	—	(49,850)
Treasury stock issued for restricted stock awards (36,166 shares)	—	(1,123)	—	—	1,123	—
Forfeitures of restricted stock awards (63,667 shares)	—	—	1,172	—	(1,970)	(798)
Repurchase of S&T stock (739,426 shares)	—	—	—	—	(19,998)	(19,998)
Recognition of restricted stock compensation expense	—	3,874	—	—	—	3,874
Balance at December 31, 2023	$103,623	$409,034	$959,604	$(90,901)	$(97,915)	$1,283,445
Net income for the year ended December 31, 2024	—	—	131,265	—	—	131,265
Other comprehensive income, net of tax	—	—	—	13,909	—	13,909
Impact of adoption of ASU 2023-02	—	—	(1,002)	—	—	(1,002)
Cash dividends declared ($1.33 per share)	—	—	(51,075)	—	—	(51,075)
Treasury stock issued for restricted stock awards (61,484 shares)	—	(1,871)	—	—	1,871	—
Forfeitures of restricted stock awards (34,841 shares)	—	—	243	—	(1,113)	(870)
Recognition of restricted stock compensation expense	—	4,622	—	—	—	4,622
Balance at December 31, 2024	$103,623	$411,785	$1,039,035	$(76,992)	$(97,157)	$1,380,294
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
OPERATING ACTIVITIES
Net income	$131,265	$144,781	$135,520
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	133	17,892	8,366
Net depreciation, amortization and accretion	10,865	7,520	9,027
Net amortization of discounts and premiums on securities	2,837	4,666	6,062
Stock-based compensation expense	4,622	3,874	3,188
Loss (gain) on sale of securities	7,938	—	(198)
Deferred income taxes	(296)	601	(2,932)
Loss (gain) on sale of fixed assets	196	(100)	61
Gain on sale of loans, net	(69)	(81)	(1,229)
Loss (gain) on sale and fair value adjustments of other real estate owned, net	58	(3,898)	(3,119)
Proceeds from the sale of mortgage loans	4,552	3,839	38,583
Mortgage loans originated for sale	(4,330)	(3,895)	(35,848)
Net change in:
Net decrease (increase) in interest receivable	2,703	(7,094)	(10,033)
Net increase in interest payable	4,998	17,763	2,901
Net (increase) decrease in other assets	(1,732)	14,311	(24,628)
Net increase (decrease) in other liabilities	9,627	(28,430)	114,804
Net Cash Provided by Operating Activities	173,367	171,749	240,525
INVESTING ACTIVITIES
Purchases of securities	(313,552)	(99,583)	(401,054)
Proceeds from maturities, prepayments and calls of securities	159,606	147,710	160,830
Proceeds from sales of securities	136,401	—	30,490
Redemption (purchases) of Federal Home Loan Bank stock	9,851	(2,047)	(13,515)
Net increase in loans	(106,239)	(492,795)	(192,403)
Proceeds from sale of portfolio loans	8,923	11,641	8,024
Proceeds from sale of other real estate owned	131	7,051	12,529
Purchases of premises and equipment	(2,994)	(6,219)	(3,863)
Proceeds from the sale of premises and equipment	58	710	161
Proceeds from life insurance settlement	1,003	1,696	214
Net payments from cash flow hedge	(11,480)	(12,383)	(91)
Net Cash Used in Investing Activities	(118,292)	(444,219)	(398,678)
FINANCING ACTIVITIES
Net decrease in demand, money market and savings deposits	(23,963)	(345,260)	(623,076)
Net increase (decrease) in certificates of deposit	285,321	647,111	(153,400)
Net (decrease) increase in short-term borrowings	(265,000)	45,000	285,509
Proceeds from long-term borrowings	50,000	25,000	—
Repayments on long-term borrowings	(38,381)	(5,464)	(7,689)
Repurchase of shares for taxes on restricted stock	(870)	(798)	(808)
Cash dividends paid to common shareholders	(50,974)	(49,708)	(46,952)
Repurchase of common stock	—	(19,808)	(7,637)
Net Cash (Used in) Provided by Financing Activities	(43,867)	296,073	(554,053)
Net increase (decrease) in cash and due from banks	11,208	23,603	(712,206)
Cash and due from banks at beginning of period	233,612	210,009	922,215
Cash and Due From Banks at End of Period	$244,820	$233,612	$210,009
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Supplemental Disclosures
Right of use assets obtained in exchange for lease obligations	$604	$2,009	$—
Cash paid for interest	$176,068	$111,303	$22,068
Cash paid for income taxes, net of refunds	$29,730	$36,886	$31,175
Transfers of loans to other real estate owned	$122	$163	$23
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
Business Combinations
We account for business combinations using the acquisition method of accounting. All identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree are recognized and measured as of the acquisition date at fair value. We record goodwill for the excess of the purchase price over the fair value of net assets acquired. Results of operations of the acquired entities are included in the Consolidated Statements of Net Income from the date of acquisition.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements
We use fair value measurements when recording and disclosing certain financial assets and liabilities. Available-for-sale debt securities, equity securities, trading securities held in a deferred compensation plan and derivative financial instruments are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held for sale, loans individually evaluated, OREO and other repossessed assets, mortgage servicing rights, or MSRs, and certain other assets.
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
Mortgage Servicing Rights
MSRs are reported using the amortization method and are evaluated for impairment quarterly by comparing the carrying value to the fair value of the MSRs. The fair value of MSRs is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. The valuation model includes significant unobservable inputs; therefore, MSRs are classified as Level 3 when marked to fair value.

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
Collateral Receivable
Collateral receivable is cash that is made available to counterparties as collateral for our interest rate swaps. The carrying amount included in other assets in our Consolidated Balance Sheets approximates fair value.
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
Short-Term Borrowings
The carrying amounts of short-term borrowings approximate their fair values. Fair values are based on observable inputs in a secondary market; therefore, these are classified as Level 2.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Collateral Payable
Collateral payable is cash that is received from counterparties as collateral for our interest rate swaps. The carrying amount included in other liabilities in our Consolidated Balance Sheets approximates fair value.
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
A determination will be made on whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Any impairment that is not credit-related is recognized in Other Comprehensive Income (Loss), or OCI, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet with a corresponding adjustment to provision for credit losses in the Consolidated Statements of Net Income. Both the allowance and the adjustment to net income can be reversed if conditions change. Our policy for credit impairment within the available-for-sale debt securities portfolio is based upon a number of factors, including but not limited to, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its estimated fair value and whether management intends to sell the security or if it is more likely than not that management will be required to sell the investment security prior to the security’s recovery of any decline in its estimated fair value.
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
Loans Held for Sale
Loans held for sale consist of 1-4 family residential loans originated for sale in the secondary market and, from time to time, certain loans transferred from the loan portfolio to loans held for sale, all of which are carried at the lower of cost or fair value. If a loan is transferred from the loan portfolio to the held for sale category, any write-down in the carrying amount of the loan at the date of transfer is recorded as a charge-off against the ACL. Subsequent declines in fair value are recognized as a charge to other noninterest income. When a loan is placed in the held for sale category, we stop amortizing the related deferred fees and costs. The remaining unamortized fees and costs are recognized as part of the cost basis of the loan at the time it is sold. Gains and losses on sales of mortgage loans held for sale are included in other noninterest income in the Consolidated Statements of Net Income.
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
The ACL for homogeneous loans is calculated using a life-time loss rate methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. The ACL model is comprised of six distinct portfolio segments: 1) Commercial Construction, 2) Commercial Real Estate, or CRE, 3) Commercial and Industrial, or C&I, 4) Business Banking, 5) Consumer Real Estate and 6) Other Consumer. Each segment has a distinct set of risk characteristics monitored by management. We further evaluate the ACL at a disaggregated level which includes type of collateral and our internal risk rating system for the commercial and business banking segments and type of collateral, lien position and FICO score, for the consumer segments. Historical credit loss experience is the basis for the estimation of expected credit losses. Our quantitative model uses historical data back to the second quarter of 2009. We apply historical loss rates to pools of loans with similar risk characteristics. After consideration of the quantitative loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and supportable forecast is for a period of two years and is based on the unemployment forecast and management judgment. For periods beyond our two-year reasonable and supportable forecast, we revert to historical loss rates utilizing a straight-line method over a one year reversion period. The qualitative adjustments for current conditions are based upon changes in lending policies and practices, experience and ability of lending staff, quality of the bank’s loan review system, value of underlying collateral, the existence of and changes in concentrations, other external factors and segment specific risks. These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Premises and Equipment
Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred, while improvements that extend an asset’s useful life are capitalized and depreciated over the estimated remaining life of the asset. Depreciation expense is computed by the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the particular assets. Depreciation expense is included in occupancy on the Consolidated Statements of Net Income. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No events or changes in circumstances occurred during the years ended December 31, 2024 and 2023.
The estimated useful lives for the various asset categories are as follows:

1) Land and Land Improvements	Non-depreciating assets
2) Buildings	25 years
3) Furniture and Fixtures	5 years
4) Computer Equipment and Software	5 years or term of license
5) Other Equipment	5 years
6) Vehicles	5 years
7) Leasehold Improvements
Lesser of estimated useful life of the asset (generally 15 years unless established otherwise) or the remaining term of the lease, including renewal options in the lease that are reasonably assured of exercise

Right-of-Use Assets and Lease Liabilities
We determine if a contract is or contains a lease at inception. Leases are classified as either finance or operating leases. We recognize leases in our Consolidated Balance Sheets as right-of-use, or ROU, assets and related lease liabilities. Finance ROU assets are included in premises and equipment and related finance lease liabilities are included in long-term borrowings. Operating lease ROU assets are included in other assets and related operating lease liabilities are included in other liabilities. Our lease liability is calculated as the present value of the lease payments over the lease term discounted using our estimated incremental borrowing rate with similar terms at commencement date. Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term for operating leases. Interest and amortization expenses are recognized for finance leases over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term in occupancy in our Consolidated Statements of Net Income. Lease and non-lease components are accounted for as a single lease component in our Consolidated Balance Sheet. Lease and amortization expenses are included in occupancy expense and interest on finance lease liabilities is included in borrowings interest expense in our Consolidated Statements of Net Income.
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
Goodwill and Other Intangible Assets
As a result of acquisitions, we have recorded goodwill and identifiable intangible assets in our Consolidated Balance Sheets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. We have one reportable segment.
The carrying value of goodwill is tested annually for impairment each October 1st or more frequently if events and circumstances indicate that it may be impaired. A qualitative assessment is performed to determine whether it is more likely than not that the reporting unit's fair value is less than its carrying value. We perform a quantitative impairment test only if we

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We determine the amount of identifiable intangible assets based upon independent core deposit and insurance contract valuations at the time of acquisition. Intangible assets with finite useful lives, consisting primarily of core deposit and customer list intangibles, are amortized using straight-line or accelerated methods over their estimated weighted average useful lives, ranging from 10 to 20 years. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No such events or changes in circumstances occurred during the years ended December 31, 2024 and 2023.
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
Tax Credit Equity Investments
We have made investments directly in Low Income Housing Tax Credit, or LIHTC, partnerships formed with third parties. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. These investments are amortized in proportion to the income tax credits and other income tax benefits received. Our investments in Low Income Housing Partnerships, or LIHPs, represent unconsolidated VIEs and the assets and liabilities of the partnerships are not recorded on our balance sheet. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact the economic performance of the partnership nor do we have both the obligation to absorb expected losses and the right to receive benefits. We adopted ASU 2023-02, Accounting for Investments in Tax Credit Structures Using the PAM, effective January 1, 2024 and elected to utilize the proportional amortization method, or PAM, to account for these partnerships. As a result, these investments are recorded in other assets and the remaining funding commitment is recorded in other liabilities in our Consolidated Balance Sheets. Amortization expense is included in income tax expense in the Consolidated Statements of Net Income. Prior to adopting PAM, the cost method was used to account for these partnerships. Prior period results reflect these investments in other assets in our Consolidated Balance Sheets and amortization expense is included in other noninterest expense in the Consolidated Statements of Net Income.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities Held in a Deferred Compensation Plan
A nonqualified deferred compensation plan is offered to certain management employees providing an opportunity to continue to defer income on a tax deferred basis in excess of annual contribution or compensation limits for qualified plans. The plan assets are held in a grantor trust, are legal assets of S&T and are beneficially owned by the participants. The assets are available to satisfy the claims of general creditors in the event we would need to file bankruptcy. Securities held in the nonqualified deferred compensation plan are recorded in other assets in the Consolidated Balance Sheets at fair value. A corresponding deferred compensation liability is recorded in other liabilities in the Consolidated Balance Sheets. Gains and losses related to the change in value of plan assets and the deferred compensation liability offset resulting in no impact to net income.
Mortgage Servicing Rights
MSRs are recognized as separate assets when a mortgage loan is sold. MSRs represent the estimated fair value of future net cash flows expected to be realized for performing the servicing activities. The fair value of the MSRs is estimated by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. MSRs are reported in other assets in the Consolidated Balance Sheets and are amortized into other noninterest income in the Consolidated Statements of Net Income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.
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
Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the earnings effect of the hedged forecasted transactions in a cash flow hedge. As long as the cash flow hedge continues to qualify for hedge accounting, the entire change in the fair value of the hedging instrument is recognized in OCI, net of applicable taxes, and reclassified into

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
loan interest income as interest payments are received. The change in the fair value is included in the change in other liabilities in the Consolidated Statements of Cash Flows.
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
Interest Rate Lock Commitments and Forward Sale Contracts
In the normal course of business, we sell originated mortgage loans into the secondary mortgage loan market. We also offer interest rate lock commitments to potential borrowers. The commitments are generally for a period of 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. We may encounter pricing risks if interest rates increase significantly before the loan can be closed and sold. We may utilize forward sale contracts in order to mitigate this pricing risk. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate guaranteed for that day by the investor. The rate lock is executed between the mortgagee and us and in turn a forward sale contract may be executed between us and the investor. Both the rate lock commitment and the corresponding forward sale contract for each customer are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives during the commitment period are recorded in current earnings and included in other noninterest income in the Consolidated Statements of Net Income.
Treasury Stock
The repurchase of our common stock is recorded at cost. At the time of reissuance, the treasury stock account is reduced using the average cost method. Gains and losses on the reissuance of common stock are recorded in additional paid-in capital. We pay an excise tax equal to 1 percent of the fair value of shares repurchased. The excise tax is included in the cost of treasury stock with an offset to other liabilities in the Consolidated Balance Sheets. The excise tax liability is reduced by the fair market value of any reissuance occurring in the same taxable year.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in other assets or other liabilities, as appropriate, in the Consolidated Balance Sheets. We evaluate and assess the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintain tax accruals consistent with the evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance. These changes, when they occur, can affect deferred taxes, accrued taxes and the current period’s income tax expense and can be significant to our operating results.
Tax positions are recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the more likely than not test, no tax benefit is recorded.
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

Segments

We have one operating segment, Community Banking, based upon our current reporting structure at the consolidated level. The chief operating decision maker, or CODM, uses consolidated net income when allocating resources and making operating decisions. The accounting policies used to measure the profit and loss of the Community Banking segment are the same as those described in the summary of significant accounting policies. The CODM does not review segment revenue or expense information at a lower level than what is included in our Consolidated Statements of Net Income. Significant expenses reviewed by the CODM are consistent with what is presented in the Consolidated Statements of Net Income. Expenses included within other expenses in the Consolidated Statements of Net Income include loan related expenses, travel and entertainment, telephone and contributions.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Standards Updates, or ASU, or Updated
Investments Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
In March 2023, the FASB issued ASU 2023-02, Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the PAM to allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. If certain conditions are met, a reporting entity may elect to account for its tax equity investments by using the PAM regardless of the program from which it receives income tax credits, instead of only low-income-housing tax credit, or LIHTC, structures. This amendment also eliminates certain LIHTC specific guidance aligning the accounting with other equity investments in tax credit structures. Under the PAM, the equity investment is amortized in proportion to the income tax credits and other income tax benefits received. Amortization expense and the income tax benefits are required to be presented on a net basis in income tax expense on the Consolidated Statements of Net Income. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We adopted this ASU, as of January 1, 2024, using a modified retrospective transition approach, which resulted in a $1.0 million cumulative effect adjustment being recorded to retained earnings related to the transition of the cost method to the PAM on LIHTC partnerships. Additional disclosure requirements had minimal impact to our consolidated financial statements.
Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This update does not change how a public entity identifies its operating segments; however, it does require that an entity that has a single reportable segment provide all the disclosures required by ASC 280. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. A public entity should apply the amendments in this update retrospectively to all prior periods presented in the consolidated financial statements. Early adoption is permitted. We currently have one reportable segment, Community Banking. We adopted ASU 2023-07 on January 1, 2024. This ASU does not impact our consolidated financial statements and had minimal impact to our disclosures, requiring identification of the chief operating decision maker and the information used to make operating decisions and to allocate resources.
Accounting Standards Issued But Not Yet Adopted
Income Taxes (Topic 740) Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of the disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual consolidated financial statements that have not yet been issued. We adopted ASU 2023-09 on January 1, 2025. This ASU is not expected to impact our consolidated financial statements, and we are currently evaluating the impact of new disclosure requirements beginning with the Form 10-K for the year ended December 31, 2025.
Income Statement (Subtopic 220-40)—Reporting Comprehensive Income—Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40)—Reporting Comprehensive Income—Expense Disaggregation Disclosures to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. This ASU will not impact our consolidated financial statements and we are currently evaluating the impact of new disclosure requirements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. EARNINGS PER SHARE
Earnings per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine reported basic and diluted earnings per share. The two-class method was more dilutive in 2024, 2023 and 2022 and therefore was used to determine earnings per share.
The following table reconciles the numerators and denominators of basic and diluted EPS calculations for the periods presented:

	Twelve months ended December 31,
(in thousands, except share and per share data)	2024	2023	2022
Numerator for Earnings per Share—Basic and Diluted:
Net income	$131,265	$144,781	$135,520
Less: Income allocated to participating shares	13	156	381
Net Income Allocated to Shareholders	$131,252	$144,625	$135,139

Denominator for Earnings per Share—Two-Class Method:
Weighted Average Shares Outstanding—Basic	38,237,531	38,432,447	38,988,174
Add: Average participating shares outstanding	286,157	222,958	42,760
Denominator for Two-Class Method—Diluted	38,523,688	38,655,405	39,030,934

Earnings per share—basic	$3.43	$3.76	$3.47
Earnings per share—diluted	$3.41	$3.74	$3.46
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	190	293	12,654

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. FAIR VALUE MEASUREMENTS
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$92,768	$—	$—	$92,768
Obligations of U.S. government corporations and agencies	—	15,071	—	15,071
Collateralized mortgage obligations of U.S. government corporations and agencies	—	596,284	—	596,284
Residential mortgage-backed securities of U.S. government corporations and agencies	—	33,207	—	33,207
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	224,798	—	224,798
Obligations of states and political subdivisions	—	24,287	—	24,287
Total Available-for-Sale Debt Securities	92,768	893,647	—	986,415
Equity securities	1,176	—	—	1,176
Total Securities Available for Sale	93,944	893,647	—	987,591
Securities held in a deferred compensation plan	10,876	—	—	10,876
Derivative financial assets:
Interest rate swap contracts - commercial loans	—	60,890	—	60,890
Total Assets	$104,820	$954,537	$—	$1,059,357
LIABILITIES
Derivative financial liabilities:
Interest rate swap contracts - commercial loans	$—	$61,271	$—	$61,271
Interest rate swap contracts - cash flow hedge	—	9,589	—	9,589
Total Liabilities	$—	$70,860	$—	$70,860

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$133,786	$—	$—	$133,786
Obligations of U.S. government corporations and agencies	—	32,513	—	32,513
Collateralized mortgage obligations of U.S. government corporations and agencies	—	460,939	—	460,939
Residential mortgage-backed securities of U.S. government corporations and agencies	—	38,177	—	38,177
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	273,425	—	273,425
Obligations of states and political subdivisions	—	30,468	—	30,468
Total Available-for-Sale Debt Securities	133,786	835,522	—	969,308
Equity securities	1,010	73	—	1,083
Total Securities Available for Sale	134,796	835,595	—	970,391
Securities held in a deferred compensation plan	9,399	—	—	9,399
Derivative financial assets:
Interest rate swap contracts - commercial loans	—	63,018	—	63,018
Total Assets	$144,195	$898,613	$—	$1,042,808
LIABILITIES
Derivative financial liabilities:
Interest rate swap contracts - commercial loans	$—	$63,554	$—	$63,554
Interest rate swap contracts - cash flow hedge	—	14,739	—	14,739
Total Liabilities	$—	$78,293	$—	$78,293

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our consolidated financial statements. There were no liabilities measured at fair value on a nonrecurring basis at both December 31, 2024 and December 31, 2023. There were $6.8 million of individually evaluated loans measured at fair value and classified as Level 3 on a nonrecurring basis as of December 31, 2024 and $5.9 million of individually evaluated loans measured at fair value and classified as Level 2 on a nonrecurring basis as of December 31, 2023.
Significant unobservable inputs used in the fair value measurements of Level 3 assets on a nonrecurring basis were as follows at December 31, 2024:

	December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average
(dollars in thousands)
Loans individually evaluated	$6,830	Appraisals of collateral	Appraisal adjustments(1)	20.00%	-	75.00%	63.06%
(1) Represents adjustments to appraised values related to market conditions and liquidation estimates based on management judgement.
Fair Value of Financial Instruments
The following tables present the carrying values and fair values of our financial instruments at the dates presented:

	Carrying Value(1)	Fair Value Measurements at December 31, 2024
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$244,820	$244,820	$244,820	$—	$—
Securities available for sale	987,591	987,591	93,944	893,647	—
Portfolio loans, net	7,641,464	7,362,898	—	—	7,362,898
Collateral receivable	2,034	2,034	2,034	—	—
Securities held in a deferred compensation plan	10,876	10,876	10,876	—	—
Mortgage servicing rights	5,646	8,533	—	—	8,533
Interest rate swap contracts - commercial loans	60,890	60,890	—	60,890	—
LIABILITIES
Deposits	$7,783,117	$7,778,740	$5,916,154	$1,862,586	$—
Collateral payable	52,516	52,516	52,516	—	—
Short-term borrowings	150,000	150,000	—	150,000	—
Long-term borrowings	50,896	50,652	—	50,652	—
Junior subordinated debt securities	49,418	49,418	—	49,418	—
Interest rate swap contracts - commercial loans	61,271	61,271	—	61,271	—
Interest rate swap contracts - cash flow hedge	9,589	9,589	—	9,589	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Value(1)	Fair Value Measurements at December 31, 2023
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$233,612	$233,612	$233,612	$—	$—
Securities available for sale	970,391	970,391	134,796	835,595	—
Loans held for sale	153	153	—	153	—
Portfolio loans, net	7,545,375	7,263,270	—	—	7,263,270
Collateral receivable	5,356	5,356	5,356	—	—
Securities held in a deferred compensation plan	9,399	9,399	9,399	—	—
Mortgage servicing rights	6,345	8,704	—	—	8,704
Interest rate swaps - commercial loans	63,018	63,018	—	63,018	—
LIABILITIES
Deposits	$7,521,769	$7,511,598	$5,940,117	$1,571,481	$—
Collateral payable	50,920	50,920	50,920	—	—
Short-term borrowings	415,000	415,000	—	415,000	—
Long-term borrowings	39,277	38,995	—	38,995	—
Junior subordinated debt securities	49,358	49,358	—	49,358	—
Interest rate swaps - commercial loans	63,554	63,554	—	63,554	—
Interest rate swaps - cash flow hedge	14,739	14,739	—	14,739	—
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
NOTE 5. SECURITIES
The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	December 31, 2024	December 31, 2023
Debt securities	$986,415	$969,308
Equity securities	1,176	1,083
Total Securities Available for Sale	$987,591	$970,391

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost and fair value of available-for-sale debt securities as of the dates presented:

	December 31, 2024				December 31, 2023
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$97,045	$—	$(4,277)	$92,768	$144,292	$—	$(10,506)	$133,786
Obligations of U.S. government corporations and agencies	15,260	—	(189)	15,071	33,342	—	(829)	32,513
Collateralized mortgage obligations of U.S. government corporations and agencies	643,690	872	(48,278)	596,284	507,942	1,068	(48,071)	460,939
Residential mortgage-backed securities of U.S. government corporations and agencies	40,109	3	(6,905)	33,207	44,707	7	(6,537)	38,177
Commercial mortgage-backed securities of U.S. government corporations and agencies	237,270	115	(12,587)	224,798	290,775	458	(17,808)	273,425
Obligations of states and political subdivisions	24,780	—	(493)	24,287	30,255	213	—	30,468
Total Available-for-Sale Debt Securities(1)	$1,058,154	$990	$(72,729)	$986,415	$1,051,313	$1,746	$(83,751)	$969,308
(1) Excludes interest receivable of $3.7 million at December 31, 2024 and $3.8 million at December 31, 2023. Interest receivable is included in other assets in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category as of the dates presented:

	December 31, 2024
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	5	$45,045	$(362)	5	$47,723	$(3,915)	10	$92,768	$(4,277)
Obligations of U.S. government corporations and agencies		—	—	2	15,071	(189)	2	15,071	(189)
Collateralized mortgage obligations of U.S. government corporations and agencies	22	209,511	(3,393)	56	318,104	(44,885)	78	527,615	(48,278)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	8	—	21	33,030	(6,905)	22	33,038	(6,905)
Commercial mortgage-backed securities of U.S. government corporations and agencies	9	88,040	(1,741)	12	122,833	(10,846)	21	210,873	(12,587)
Obligations of states and political subdivisions	4	24,286	(493)	—	—	—	4	24,286	(493)
Total	41	$366,890	$(5,989)	96	$536,761	$(66,740)	137	$903,651	$(72,729)

	December 31, 2023
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	1	$10,036	$(52)	13	$123,750	$(10,454)	14	$133,786	$(10,506)
Obligations of U.S. government corporations and agencies	—	—	—	5	32,513	(829)	5	32,513	(829)
Collateralized mortgage obligations of U.S. government corporations and agencies	4	35,161	(318)	57	351,220	(47,753)	61	386,381	(48,071)
Residential mortgage-backed securities of U.S. government corporations and agencies	10	100	(1)	14	37,877	(6,536)	24	37,977	(6,537)
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—	—	29	249,005	(17,808)	29	249,005	(17,808)
Total	15	$45,297	$(371)	118	$794,365	$(83,380)	133	$839,662	$(83,751)
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit impairment or other factors. We do not believe any individual unrealized loss as of December 31, 2024 represents a credit impairment. There were 137 debt securities in an unrealized loss position at December 31, 2024 and 133 debt securities in an unrealized loss position at December 31, 2023. The unrealized losses on debt securities were attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security. At December 31, 2024, we do not intend to sell, and it is more likely than not that we will not be required to sell, the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated other comprehensive income (loss), for the periods presented:

	December 31, 2024			December 31, 2023
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Total unrealized gains (losses) on available-for-sale debt securities	$990	$(72,729)	$(71,739)	$1,746	$(83,751)	$(82,005)
Income tax (expense) benefit	(213)	15,644	15,431	(372)	17,824	17,452
Net Unrealized Gains (Losses), Net of Tax Included in Accumulated Other Comprehensive Income (Loss)	$777	$(57,085)	$(56,308)	$1,374	$(65,927)	$(64,553)
The amortized cost and fair value of available-for-sale debt securities at December 31, 2024 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2024
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies and obligations of states and political subdivisions
Due in one year or less	$25,302	$25,090
Due after one year through five years	92,010	87,731
Due after five years through ten years	19,773	19,305
Due after ten years	—	—
Available-for-Sale Debt Securities With Fixed Maturities	137,085	132,126
Debt Securities without a single maturity date
Collateralized mortgage obligations of U.S. government corporations and agencies	643,690	596,284
Residential mortgage-backed securities of U.S. government corporations and agencies	40,109	33,207
Commercial mortgage-backed securities of U.S. government corporations and agencies	237,270	224,798
Total Available-for-Sale Debt Securities	$1,058,154	$986,415
Debt securities are pledged in order to meet various regulatory and legal requirements. Restricted pledged securities had a carrying value of $21.6 million at December 31, 2024 and $18.4 million at December 31, 2023. Unrestricted pledged securities had a carrying value of $201.8 million at December 31, 2024 and $214.0 million at December 31, 2023. Any changes to restricted pledged securities require approval of the pledge beneficiary. Approval is not required for unrestricted pledged securities.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are presented net of unearned income. Unearned income consisted of net deferred loan fees and costs of $4.3 million at December 31, 2024 and $6.6 million at December 31, 2023 and a discount related to purchase accounting fair value adjustments of $2.5 million at December 31, 2024 and $3.1 million at December 31, 2023.
The following table summarizes the composition of originated and acquired loans as of the dates presented:

(dollars in thousands)	December 31, 2024	December 31, 2023
Commercial real estate	$2,708,531	$2,659,135
Commercial and industrial	1,351,637	1,436,183
Commercial construction	341,266	350,583
Business banking	1,303,258	1,360,765
Consumer real estate	1,933,509	1,731,778
Other consumer	104,757	114,897
Total Portfolio Loans	$7,742,958	$7,653,341
Loans held for sale	—	153
Total Loans(1)	$7,742,958	$7,653,494
(1) Excludes interest receivable of $32.7 million at December 31, 2024 and $35.3 million at December 31, 2023. Interest receivable is included in other assets in the Consolidated Balance Sheets.
Modifications to Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost of loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented:

	Twelve Months Ended December 31, 2024
(dollars in thousands)	Term Extension	Payment Delays (Other Than Insignificant)	Term Extension and Payment Delays	Total	% of Portfolio Segment
Commercial real estate	$3,004	$—	$685	$3,689	0.14%
Commercial and industrial	9,437	12,264	—	21,701	1.61%
Consumer real estate	493	—	—	493	0.03%
Total(1)	$12,934	$12,264	$685	$25,883	0.33%

	Twelve Months Ended December 31, 2023
(dollars in thousands)	Term Extension	Payment Delays (Other Than Insignificant)	Term Extension and Interest Rate Reduction	Total	% of Portfolio Segment
Commercial real estate	$13,836	$—	$—	$13,836	0.52%
Commercial and industrial	16,877	—	—	16,877	1.18%
Business banking	120	—	—	120	0.01%
Consumer real estate	61	—	189	250	0.01%
Total(1)	$30,894	$—	$189	$31,083	0.41%

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables describe the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Twelve Months Ended December 31, 2024
	Weighted-Average Term Extension (in months)	Weighted-Average Payment Delays (in months)	Weighted-Average Term Extension (in months) and Payment Delays
Commercial real estate	1	—	22
Commercial and industrial	10	6	—
Consumer real estate	101	—	—

	Twelve Months Ended December 31, 2023
	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Commercial real estate	4	—
Commercial and industrial	5	—
Business banking	19	—
Consumer real estate	168	2%
We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts.
The following tables present the aging analysis of modifications in the last 12 months to borrowers experiencing financial difficulty as of the dates presented:

	December 31, 2024
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$3,689	$—	$—	$—	$3,689
Commercial and industrial	14,226	7,475	—	—	21,701
Consumer real estate	347	—	40	106	493
Total	$18,262	$7,475	$40	$106	$25,883

	December 31, 2023
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$13,836	$—	$—	$—	$13,836
Commercial and industrial	16,468	—	—	409	16,877
Business banking	120	—	—	—	120
Consumer real estate	250	—	—	—	250
Total	$30,674	$—	$—	$409	$31,083
A payment default is defined as a loan having a payment past due 90 days or more. There was one payment default for $0.1 million during the twelve months ended December 31, 2024 compared to none in the same period in 2023 related to loans that were modified within the 12 months prior to default. Additionally, we had five commitments to lend an additional $0.8 million to borrowers experiencing financial difficulty that had a modification during the twelve months ended December 31, 2024 and three commitments to lend an additional $1.6 million to borrowers experiencing financial difficulty that had a modification during the same period in 2023.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	December 31, 2024	December 31, 2023
Nonperforming Assets
Nonaccrual Loans	$27,937	$22,947
OREO	8	75
Total Nonperforming Assets	$27,945	$23,022
The following table presents a summary of the aggregate amount of loans to certain officers and directors of S&T or any affiliates of such persons as of the dates presented:

	December 31,
(dollars in thousands)	2024	2023
Balance at beginning of year	$4,183	$4,128
New loans	1,484	936
Repayments or no longer considered a related party	(2,107)	(881)
Balance at End of Year	$3,560	$4,183
Allowance for Credit Losses
We maintain an ACL, at a level determined to be adequate to absorb estimated expected credit losses within the loan portfolio over the contractual life of an instrument that considers our historical loss experience, current conditions and forecasts of future economic conditions as of the balance sheet date. We develop and document a systematic ACL methodology based on the following portfolio segments: 1) CRE, 2) C&I, 3) Commercial Construction, 4) Business Banking, 5) Consumer Real Estate and 6) Other Consumer.
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
We monitor the commercial and business banking loan portfolio through an internal risk rating system. Loan risk ratings are assigned based upon the creditworthiness of the borrower and are reviewed on an ongoing basis according to our internal policies. Loans within the pass rating generally have a lower risk of loss than loans risk rated as special mention or substandard.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the dates presented:

	December 31, 2024
	Risk Rating
(dollars in thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Pass	$278,187	$287,081	$362,174	$413,781	$213,384	$1,040,703	$35,737	$—	$2,631,047
Special mention	—	2,000	370	1,840	—	46,104	254	—	50,568
Substandard	—	—	985	—	1,834	23,683	—	—	26,502
Doubtful	—	—	—	—	414	—	—	—	414
Total Commercial Real Estate	278,187	289,081	363,529	415,621	215,632	1,110,490	35,991	—	2,708,531
Year-to-date Gross Charge-offs	—	—	—	—	—	5,205	—	—	5,205

Commercial and Industrial
Pass	119,580	147,007	194,363	131,877	30,093	175,359	466,640	—	1,264,919
Special mention	—	20	1,221	142	10	14,896	11,033	—	27,322
Substandard	563	1,073	172	20,586	740	7,171	25,355	—	55,660
Doubtful	—	—	—	366	469	—	2,901	—	3,736
Total Commercial and Industrial	120,143	148,100	195,756	152,971	31,312	197,426	505,929	—	1,351,637
Year-to-date Gross Charge-offs	—	78	—	1,235	—	91	1,032	—	2,436

Commercial Construction
Pass	119,355	121,816	57,853	14,911	884	2,139	8,310	—	325,268
Special mention	—	—	15,998	—	—	—	—	—	15,998
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	119,355	121,816	73,851	14,911	884	2,139	8,310	—	341,266
Year-to-date Gross Charge-offs	—	—	—	—	—	—	—	—	—

Business Banking
Pass	149,603	230,784	225,318	173,763	76,087	332,707	92,756	597	1,281,615
Special mention	—	—	49	130	147	4,302	35	268	4,931
Substandard	21	2,257	1,287	3,790	409	8,318	190	440	16,712
Doubtful	—	—	—	—	—	—	—	—	—
Total Business Banking	149,624	233,041	226,654	177,683	76,643	345,327	92,981	1,305	1,303,258
Year-to-date Gross Charge-offs	—	79	124	—	56	1,486	—	—	1,745

Consumer Real Estate
Pass	217,250	334,532	324,346	133,155	95,301	223,799	569,386	24,940	1,922,709
Special mention	—	—	—	—	—	99	—	—	99
Substandard	—	1,231	43	192	203	5,564	1,172	2,296	10,701
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	217,250	335,763	324,389	133,347	95,504	229,462	570,558	27,236	1,933,509
Year-to-date Gross Charge-offs	—	—	—	—	9	37	86	1,216	1,348

Other Consumer
Pass	8,456	6,849	7,349	3,228	1,758	468	71,039	5,425	104,572
Special mention	—	—	—	—		—	—		—
Substandard	—	—	—	21	10	150	—	4	185
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	8,456	6,849	7,349	3,249	1,768	618	71,039	5,429	104,757
Year-to-date Gross Charge-offs	839	34	164	103	26	18	—	270	1,454

Pass	892,431	1,128,069	1,171,403	870,715	417,507	1,775,175	1,243,868	30,962	7,530,130
Special mention	—	2,020	17,638	2,112	157	65,401	11,322	268	98,918
Substandard	584	4,561	2,487	24,589	3,196	44,886	26,717	2,740	109,760
Doubtful	—	—	—	366	883	—	2,901	—	4,150
Total Loan Balance	$893,015	$1,134,650	$1,191,528	$897,782	$421,743	$1,885,462	$1,284,808	$33,970	$7,742,958

Year-to-date Gross Charge-offs	$839	$191	$288	$1,338	$91	$6,837	$1,118	$1,486	$12,188

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
The following tables present loan balances by year of origination and accrual and nonaccrual status for our portfolio segments as of the dates presented:

	December 31, 2024
(dollars in thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Accrual	$278,187	$289,081	$362,544	$415,621	$214,589	$1,109,290	$35,991	$—	$2,705,303
Nonaccrual	—	—	985	—	1,043	1,200	—	—	3,228
Total Commercial Real Estate	278,187	289,081	363,529	415,621	215,632	1,110,490	35,991	—	2,708,531
Commercial and Industrial
Accrual	120,143	148,070	195,584	151,976	30,103	197,426	497,162	—	1,340,464
Nonaccrual	—	30	172	995	1,209	—	8,767	—	11,173
Total Commercial and Industrial	120,143	148,100	195,756	152,971	31,312	197,426	505,929	—	1,351,637
Commercial Construction
Accrual	119,355	121,816	73,851	14,911	884	2,139	8,310	—	341,266
Nonaccrual	—	—	—	—	—	—	—	—	—
Total Commercial Construction	119,355	121,816	73,851	14,911	884	2,139	8,310	—	341,266
Business Banking
Accrual	149,624	232,649	226,654	177,683	76,344	343,064	92,981	1,271	1,300,270
Nonaccrual	—	392	—	—	299	2,263	—	34	2,988
Total Business Banking	149,624	233,041	226,654	177,683	76,643	345,327	92,981	1,305	1,303,258
Consumer Real Estate
Accrual	217,250	333,279	324,389	133,224	94,971	225,225	569,423	25,430	1,923,191
Nonaccrual	—	2,484	—	123	533	4,237	1,135	1,806	10,318
Total Consumer Real Estate	217,250	335,763	324,389	133,347	95,504	229,462	570,558	27,236	1,933,509
Other Consumer
Accrual	8,456	6,849	7,349	3,246	1,683	476	71,039	5,429	104,527
Nonaccrual	—	—	—	3	85	142	—	—	230
Total Other Consumer	8,456	6,849	7,349	3,249	1,768	618	71,039	5,429	104,757
Accrual	893,015	1,131,744	1,190,371	896,661	418,574	1,877,620	1,274,906	32,130	7,715,021
Nonaccrual	—	2,906	1,157	1,121	3,169	7,842	9,902	1,840	27,937
Total Loan Balance	$893,015	$1,134,650	$1,191,528	$897,782	$421,743	$1,885,462	$1,284,808	$33,970	$7,742,958

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Accrual	$276,677	$324,469	$439,308	$240,256	$419,371	$920,316	$32,418	$—	$2,652,815
Nonaccrual	—	—	—	—	—	6,320	—	—	6,320
Total Commercial Real Estate	276,677	324,469	439,308	240,256	419,371	926,636	32,418	—	2,659,135
Commercial and Industrial
Accrual	171,861	231,978	210,636	54,696	52,858	193,257	520,019	—	1,435,305
Nonaccrual	—	—	—	—	—	648	230	—	878
Total Commercial and Industrial	171,861	231,978	210,636	54,696	52,858	193,905	520,249	—	1,436,183
Commercial Construction
Accrual	75,596	154,456	82,313	14,845	151	4,054	14,208	—	345,623
Nonaccrual	—	—	—	—	4,576	384	—	—	4,960
Total Commercial Construction	75,596	154,456	82,313	14,845	4,727	4,438	14,208	—	350,583
Business Banking
Accrual	270,129	262,606	207,611	87,979	99,354	330,902	96,754	1,283	1,356,618
Nonaccrual	—	—	—	39	220	3,864	—	24	4,147
Total Business Banking	270,129	262,606	207,611	88,018	99,574	334,766	96,754	1,307	1,360,765
Consumer Real Estate
Accrual	311,887	335,086	147,689	101,518	67,577	186,909	551,858	22,942	1,725,466
Nonaccrual	—	376	161	523	313	2,885	222	1,832	6,312
Total Consumer Real Estate	311,887	335,462	147,850	102,041	67,890	189,794	552,080	24,774	1,731,778
Other Consumer
Accrual	11,286	11,965	6,499	3,656	1,082	541	76,426	3,112	114,567
Nonaccrual	—	—	8	191	—	131	—	—	330
Total Other Consumer	11,286	11,965	6,507	3,847	1,082	672	76,426	3,112	114,897
Accrual	1,117,436	1,320,560	1,094,056	502,950	640,393	1,635,979	1,291,683	27,337	7,630,394
Nonaccrual	—	376	169	753	5,109	14,232	452	1,856	22,947
Total Loan Balance	$1,117,436	$1,320,936	$1,094,225	$503,703	$645,502	$1,650,211	$1,292,135	$29,193	$7,653,341
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	December 31, 2024
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,705,303	$—	$—	$3,228	$3,228	$2,708,531
Commercial and industrial	1,338,053	415	1,996	11,173	13,584	1,351,637
Commercial construction	340,230	—	1,036	—	1,036	341,266
Business banking	1,297,651	2,336	283	2,988	5,607	1,303,258
Consumer real estate	1,918,150	2,464	2,577	10,318	15,359	1,933,509
Other consumer	104,156	216	155	230	601	104,757
Total	$7,703,543	$5,431	$6,047	$27,937	$39,415	$7,742,958

	December 31, 2023
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,649,412	$—	$3,403	$6,320	$9,723	$2,659,135
Commercial and industrial	1,435,301	4	—	878	882	1,436,183
Commercial construction	345,623	—	—	4,960	4,960	350,583
Business banking	1,351,048	3,525	2,045	4,147	9,717	1,360,765
Consumer real estate	1,719,751	3,352	2,363	6,312	12,027	1,731,778
Other consumer	114,138	366	63	330	759	114,897
Total	$7,615,273	$7,247	$7,874	$22,947	$38,068	$7,653,341

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loans on nonaccrual status by class of loan for the year-to-date periods presented:

	December 31, 2024
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$6,320	$3,228	$984	$116
Commercial and industrial	878	11,173	311	85
Commercial construction	4,960	—	—	700
Business banking	4,147	2,988	—	93
Consumer real estate	6,312	10,318	—	392
Other consumer	330	230	—	3
Total	$22,947	$27,937	$1,295	$1,389
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

	December 31, 2023
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$7,100	$6,320	$5,940	$46
Commercial and industrial	283	878	—	38
Commercial construction	384	4,960	4,576	—
Business banking	4,490	4,147	—	209
Consumer real estate	6,526	6,312	—	308
Other consumer	269	330	—	2
Total	$19,052	$22,947	$10,516	$603
(1) Represents only cash payments received and applied to interest on nonaccrual loans.
The following tables present collateral-dependent loans as of the dates presented:

	December 31, 2024
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets
Commercial real estate	$2,028	$—
Commercial and industrial	—	9,937
Total	$2,028	$9,937

	December 31, 2023
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets
Commercial real estate	$5,940	$—
Commercial construction	4,576	—
Total	$10,516	$—

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present activity in the ACL for the periods presented:

	Twelve Months Ended December 31, 2024
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$37,886	$34,538	$5,382	$12,858	$14,663	$2,639	$107,966
Provision for credit losses on loans(1)	(4,295)	3,939	(489)	(627)	2,184	1,097	1,809
Charge-offs	(5,205)	(2,436)	—	(1,745)	(1,348)	(1,454)	(12,188)
Recoveries	1,868	1,043	—	195	277	524	3,907
Net (Charge-offs)/ Recoveries	(3,337)	(1,393)	—	(1,550)	(1,071)	(930)	(8,281)
Balance at End of Period	$30,254	$37,084	$4,893	$10,681	$15,776	$2,806	$101,494
(1) Excludes the provision for credits losses for unfunded commitments.

	Twelve Months Ended December 31, 2023
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$41,428	$25,710	$6,264	$12,547	$12,105	$3,286	$101,340
Impact of ASU 2022-02	—	75	215	251	278	(251)	568
Provision for credit losses on loans(1)	(2,803)	18,366	(648)	1,088	2,493	744	19,240
Charge-offs	(1,706)	(19,254)	(451)	(1,306)	(421)	(1,500)	(24,638)
Recoveries	967	9,641	2	278	208	360	11,456
Net (Charge-offs)/ Recoveries	(739)	(9,613)	(449)	(1,028)	(213)	(1,140)	(13,182)
Balance at End of Period	$37,886	$34,538	$5,382	$12,858	$14,663	$2,639	$107,966
(1) Excludes the provision for credits losses for unfunded commitments.
NOTE 7. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES
We have 41 lease contracts, including 39 operating leases and 2 finance leases at December 31, 2024. These leases are for our branch, loan production and support services facilities. Included in the lease expense for premises are leases with one S&T director, which totaled approximately $0.2 million for each of the three years 2024, 2023 and 2022. One new lease agreement was entered into in 2024.
The following table presents our lease expense for finance and operating leases for the years ended December 31:

(dollars in thousands)	2024	2023	2022
Operating lease expense	$5,126	$5,199	$5,169
Amortization of ROU assets - finance leases	90	90	179
Interest on lease liabilities - finance leases	56	60	65
Total Lease Expense	$5,272	$5,349	$5,413

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents our ROU assets, weighted average term and the discount rates for finance and operating leases as of December 31:

(dollars in thousands)	2024	2023
Operating Leases
ROU assets	$40,331	$42,100
Operating cash flows	$7,253	$6,996
Finance Leases
ROU assets	$695	$786
Operating cash flows	$56	$60
Financing cash flows	$75	$69
Weighted Average Lease Term - Years
Operating leases	17.2	17.8
Finance leases	11.4	12.0
Weighted Average Discount Rate
Operating leases	5.99%	5.93%
Finance leases	6.03%	6.02%
The following table presents the maturity analysis of lease liabilities for finance and operating leases as of December 31, 2024:

(dollars in thousands)	Finance	Operating	Total
Maturity Analysis
2025	$132	$4,920	$5,052
2026	133	4,816	4,949
2027	134	4,565	4,699
2028	130	4,603	4,733
2029	60	4,461	4,521
Thereafter	687	55,037	55,724
Total	1,276	78,402	79,678
Less: Present value discount	(380)	(31,549)	(31,929)
Lease Liabilities	$896	$46,853	$47,749
NOTE 8. PREMISES AND EQUIPMENT
The following table is a summary of premises and equipment as of the dates presented:

	December 31,
(dollars in thousands)	2024	2023
Land	$8,651	$8,651
Premises	62,140	62,150
Furniture and equipment	54,468	52,638
Leasehold improvements	12,555	12,527
	137,814	135,966
Accumulated depreciation	(92,781)	(86,960)
Total	$45,033	$49,006
Depreciation expense related to premises and equipment was $6.7 million in 2024, $6.5 million in 2023 and $6.4 million in 2022.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. GOODWILL AND OTHER INTANGIBLES
The following table presents goodwill as of the dates presented:

	December 31,
(dollars in thousands)	2024	2023
Balance at beginning of year	$373,424	$373,424
Additions	—	—
Balance at End of Year	$373,424	$373,424
Goodwill is reviewed for impairment annually or more frequently if it is determined that a triggering event has occurred. In our qualitative assessment performed for our annual impairment analysis as of October 1, 2024, we concluded that it is not more likely than not that fair value is less than carrying value. Based on this conclusion, a quantitative impairment test was not performed and we concluded that goodwill was not impaired. No events or circumstances since the October 1, 2024 annual impairment test were noted that would indicate goodwill was impaired at December 31, 2024.
The following table presents a summary of intangible assets as of the dates presented:

	December 31,
(dollars in thousands)	2024	2023
Gross carrying amount at beginning of year	$31,340	$31,340
Additions	—	—
Accumulated amortization	(28,285)	(27,281)
Balance at End of Year	$3,055	$4,059

Intangible assets of $3.1 million at December 31, 2024 relate to core deposit and wealth management customer relationships resulting from acquisitions. We determined the amount of identifiable intangible assets for our core deposits based upon an independent valuation. Other intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. There were no triggering events in 2024 requiring an impairment analysis to be completed.
Amortization expense on finite-lived intangible assets totaled $1.0 million, $1.3 million and $1.5 million for 2024, 2023 and 2022.
The following is a summary of the expected amortization expense for finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2024 and thereafter:

(dollars in thousands)	Amount
2025	$846
2026	701
2027	593
2028	511
2029	404
Thereafter	—
Total	$3,055

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivatives Designated as Hedging Instruments
The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivative Assets (Included in Other Assets)				Derivative Liabilities (Included in Other Liabilities)
	December 31, 2024		December 31, 2023		December 31, 2024		December 31, 2023
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts - cash flow hedges	$—	$—	$—	$—	$500,000	$9,589	$500,000	$14,739
Total Derivatives Designated as Hedging Instruments	$—	$—	$—	$—	$500,000	$9,589	$500,000	$14,739

Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	850,104	60,890	892,712	63,018	850,104	61,271	892,712	63,554
Total Derivatives Not Designated as Hedging Instruments	$850,104	$60,890	$892,712	$63,018	$850,104	$61,271	$892,712	$63,554
Total Derivatives	$850,104	$60,890	$892,712	$63,018	$1,350,104	$70,860	$1,392,712	$78,293
The following table indicates the gross amounts of interest rate swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivative Assets (Included in Other Assets)		Derivative Liabilities (Included in Other Liabilities)
(dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Gross amounts recognized	$60,890	$63,018	$70,860	$78,293
Gross amounts offset	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	60,890	63,018	70,860	78,293
Netting adjustments(1)	(8,317)	(10,424)	(8,317)	(10,424)
Cash collateral(2)	(52,516)	(50,920)	(2,034)	(5,356)
Net Amount	$57	$1,674	$60,509	$62,513
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effect, net of tax, of the cash flow hedges on OCI and on the Condensed Consolidated Statements of Comprehensive Income for the periods presented:

	Amount of Gain Recognized in Other Comprehensive Income		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Income
(dollars in thousands)	Twelve months ended December 31, 2024	Twelve months ended December 31, 2023	Twelve months ended December 31, 2024	Twelve months ended December 31, 2023
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedges	$4,076	$5,204	$(10,607)	$(9,720)
Total	$4,076	$5,204	$(10,607)	$(9,720)
Amounts reported in OCI related to derivatives that are designated as hedging instruments are reclassified to interest income as interest payments are received on variable rate assets. During the next twelve months, we estimate that an additional $6.4 million will be reclassified as a decrease to interest income. Our current interest rate swap agreements have 3 to 5 year terms with maturity dates extending into 2027.
The following table indicates the gain (loss) recognized in income on derivatives not designated as hedging instruments for the periods presented:

	Twelve months ended December 31,
(dollars in thousands)	2024	2023	2022
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$154	$(554)	$103
Interest rate lock commitments—mortgage loans	—	(5)	(396)
Forward sale contracts—mortgage loans	—	(2)	(2)
Total Derivatives Gain (Loss)	$154	$(561)	$(295)
NOTE 11. MORTGAGE SERVICING RIGHTS
For the years ended December 31, 2024, 2023 and 2022, the 1-4 family mortgage loans that were sold to Fannie Mae amounted to $2.8 million, $0.2 million and $28.6 million. At December 31, 2024, 2023 and 2022, our servicing portfolio unpaid principal balance was $648.9 million, $707.8 million and $772.9 million.
The following table indicates MSRs and the net carrying values:

(dollars in thousands)	Servicing Rights	Valuation Allowance	Net Carrying Value
Balance at December 2022	$7,147	$—	$7,147
Additions	2	—	2
Amortization	(804)	—	(804)
Temporary recapture	—	—	—
Balance at December 2023	$6,345	$—	$6,345
Additions	27	—	27
Amortization	(726)	—	(726)
Temporary recapture	—	—	—
Balance at December 31, 2024	$5,646	$—	$5,646
NOTE 12. TAX CREDIT EQUITY INVESTMENTS
As part of our responsibilities under the Community Reinvestment Act and due to their favorable federal income tax benefits, we invest in LIHTC and historic tax credit, or HTC, partnerships. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. Effective January 1, 2024, we adopted ASU 2023-02 and elected to apply the PAM to both LIHTC and HTC equity investments. The adoption of this ASU resulted in a $1.0 million cumulative effect adjustment which decreased retained earnings and other assets. Tax credit equity investment balances of $40.6 million were included in other assets in the Consolidated Balance Sheets at December 31, 2024. Unfunded commitments of $5.9 million were included in other liabilities in the Consolidated Balance Sheets at December 31, 2024.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the twelve months ended December 31, 2024, amortization expense of $4.3 million as well as tax credits of $4.6 million were recognized in income tax expense in the Consolidated Statements of Net Income. No impairment losses were recognized for the twelve months ended December 31, 2024.
Prior to the adoption of ASU 2023-02, the cost method was used to account for our investments in tax credit equity investments. For the twelve months ended December 31, 2023 and December 31, 2022, amortization expense of $2.0 million and $1.4 million was included in other expense and tax credits of $2.6 million and $1.2 million were recognized as a reduction to income tax expense in our Consolidated Statements of Net Income.
NOTE 13. DEPOSITS
The following table presents the composition of deposits at December 31 and interest expense for the years ended December 31:

	2024		2023		2022
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$2,185,242	$—	$2,221,942	$—	$2,588,692	$—
Interest-bearing demand	812,768	8,837	825,787	6,056	846,653	1,025
Money market	2,040,285	64,666	1,941,842	39,480	1,731,521	11,948
Savings	877,859	6,273	950,546	4,352	1,118,511	1,121
Certificates of deposit	1,866,963	79,635	1,581,652	42,948	934,593	5,813
Total	$7,783,117	$159,411	$7,521,769	$92,836	$7,219,970	$19,907
The aggregate of all certificates of deposits over $250,000 was $479.2 million at December 31, 2024 and $350.7 million at December 31, 2023.
The following table indicates the scheduled maturities of certificates of deposit at December 31, 2024:

(dollars in thousands)	Amount
2025	$1,745,518
2026	90,341
2027	14,453
2028	8,225
2029	5,619
Thereafter	2,807
Total	$1,866,963
NOTE 14. SHORT TERM BORROWINGS

Short-term borrowings are for terms under or equal to one year and at December 31, 2024 are comprised of FHLB advances. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans.
The following table presents the composition of short-term borrowings, the weighted average interest rate as of December 31, 2024 and interest expense for the years ended December 31:

	2024			2023			2022
(dollars in thousands)	Balance	Weighted Average Interest Rate	Interest Expense (1)	Balance	Weighted Average Interest Rate	Interest Expense	Balance	Weighted Average Interest Rate	Interest Expense
FHLB advances	150,000	4.60%	13,206	415,000	5.65%	27,234	370,000	4.49%	1,649
Total Short-term Borrowings	$150,000	4.60%	$13,206	$415,000	5.65%	$27,234	$370,000	4.49%	$1,649
(1) Includes interest expense on advances from the Federal Reserve Bank Term Funding Program which ceased making new fundings in March 2024.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. LONG TERM BORROWINGS AND SUBORDINATED DEBT
Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances and finance leases. Our long-term borrowings were $50.9 million as of December 31, 2024 and $39.3 million as of December 31, 2023. Long-term FHLB advances are secured by the same loans as short-term FHLB advances. Total loans pledged as collateral at the FHLB were $2.8 billion at December 31, 2024. We were eligible to borrow up to an additional $1.7 billion based on qualifying collateral and up to a maximum borrowing capacity of $2.0 billion at December 31, 2024.
The following table represents the balance of long-term borrowings, the weighted average interest rate as of December 31 and interest expense for the years ended December 31:

(dollars in thousand)	2024	2023	2022
Long-term borrowings	$50,896	$39,277	$14,741
Weighted average interest rate	3.75%	4.52%	2.61%
Interest expense	$1,964	$1,332	$411
Scheduled annual maturities and average interest rates for all of our long-term debt for each of the five years subsequent to December 31, 2024 and thereafter are as follows:

(dollars in thousands)	Balance	Average Rate
2025	$81	5.98%
2026	50,087	3.71%
2027	93	6.02%
2028	94	6.05%
2029	28	6.08%
Thereafter	513	5.88%
Total	$50,896	3.75%
Junior Subordinated Debt Securities
The following table represents the composition of junior subordinated debt securities at December 31 and the interest expense for the years ended December 31:

	2024		2023		2022
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Junior subordinated debt	$25,000	$1,796	$25,000	$1,738	$25,000	$850
Junior subordinated debt—trust preferred securities	24,418	2,180	24,358	2,372	29,453	1,545
Total	$49,418	$3,976	$49,358	$4,110	$54,453	$2,395
The following table summarizes the key terms of our junior subordinated debt securities:

(dollars in thousands)	2005 Trust Preferred Securities	2006 Junior Subordinated Debt	2008 Trust Preferred Securities
Junior Subordinated Debt	$—	$25,000	$—
Trust Preferred Securities	$4,124	—	$20,619
Stated Maturity Date	5/23/2035	12/15/2036	3/15/2038
Optional redemption date at par	Any time after 5/23/2010	Any time after 9/15/2011	Any time after 3/15/2013
Regulatory Capital	Tier 1	Tier 2	Tier 1
Interest Rate	3 Month CME Term SOFR plus 203 bps	3 month CME Term SOFR plus 186 bps	3 month CME Term SOFR plus 376 bps
Interest Rate at December 31, 2024	6.55%	6.22%	8.12%

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	December 31, 2024	December 31, 2023
Commitments to extend credit	$2,382,847	$2,566,154
Standby letters of credit	69,558	61,889
Total	$2,452,405	$2,628,043
Allowance for Credit Losses on Unfunded Loan Commitments
We maintain an ACL on unfunded commercial and consumer lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses in our Consolidated Statements of Net Income. The allowance for unfunded commitments is included in other liabilities in our Consolidated Balance Sheets.
The following table presents activity in the ACL on unfunded loan commitments for the periods presented:

	Twelve months ended December 31,
(dollars in thousands)	2024	2023
Balance at beginning of period	$6,848	$8,196
Provision for credit losses	(1,676)	(1,348)
Total	$5,172	$6,848
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Years ended December 31,
(dollars in thousands)		2024	2023	2022
Revenue Streams(1)	Point of Revenue Recognition
Service charges on deposit accounts	Over a period of time	$1,667	$1,659	$1,703
	At a point in time	14,606	14,534	15,126
		$16,273	$16,193	$16,829

Debit and credit card	Over a period of time	$1,461	$1,288	$1,709
	At a point in time	16,802	16,960	17,299
		$18,263	$18,248	$19,008

Wealth management	Over a period of time	$6,550	$7,969	$8,714
	At a point in time	5,709	4,217	4,003
		$12,259	$12,186	$12,717

Other fee revenue	At a point in time	$1,324	$1,310	$1,550
(1) Refer to Note 1. Summary of Significant Accounting Policies for the types of revenue streams that are included within each category.
NOTE 18. INCOME TAXES
The following table presents the composition of income tax expense (benefit) for the years ended December 31:

(dollars in thousands)	2024	2023	2022
Federal
Current	$32,536	$33,070	$35,514
Deferred	(31)	459	(2,801)
Total Federal	32,505	33,529	32,713
State
Current	1,313	352	828
Deferred	(265)	142	(131)
Total State	1,048	494	697
Total Federal and State(1)	$33,553	$34,023	$33,410
[1]With the adoption of PAM on January 1, 2024, the amortization related to LIHTC and HTC equity investments is recognized in income tax expense in the Consolidated Statements of Net Income in 2024 and other noninterest expense in 2023 and 2022.
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
The following table presents a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31:

	2024	2023	2022
Statutory tax rate	21.0%	21.0%	21.0%
Tax-exempt interest	(0.8)%	(0.8)%	(1.0)%
Low income housing tax credits	(0.2)%	(1.5)%	(0.7)%
Bank owned life insurance	(0.3)%	(0.2)%	(0.2)%
Other	0.7%	0.5%	0.7%
Effective Tax Rate(1)	20.4%	19.0%	19.8%
[1]With the adoption of PAM on January 1, 2024, the amortization related to LIHTC and HTC equity investments is recognized in income tax expense in the Consolidated Statements of Net Income in 2024 and other noninterest expense in 2023 and 2022.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents significant components of our temporary differences as of the dates presented:

	December 31,
(dollars in thousands)	2024	2023
Deferred Tax Assets:
Allowance for credit losses and other reserves	$22,953	$24,465
Net unrealized holding losses on securities available-for-sale	15,431	17,452
Lease liabilities	10,271	10,572
State net operating loss carryforwards	3,782	3,464
Net unrealized losses on interest rate swaps	2,063	3,137
Cumulative adjustment to funded status of pension	3,606	3,987
Low income housing partnerships and other investments	—	174
Other employee benefits	4,688	3,740
Depreciation on premises and equipment	5	—
Capital loss carryforward	1,300	2,092
Other	1,243	1,202
Deferred Tax Assets	65,342	70,285
Less: Valuation allowance	(3,782)	(3,464)
Total Deferred Tax Assets	61,560	66,821
Deferred Tax Liabilities:
Right-of-use lease assets	(8,825)	(9,127)
Deferred loan income, net	(5,216)	(4,633)
Prepaid pension	(3,131)	(3,360)
Purchase accounting adjustments	(1,650)	(1,823)
Mortgage servicing rights	(61)	(1,350)
Depreciation on premises and equipment	—	(1,182)
Other partnership investments(1)	(491)	—
Other	(113)	(78)
Total Deferred Tax liabilities	(19,487)	(21,553)
Net Deferred Tax Asset	$42,073	$45,268
(1)With the adoption of PAM on January 1, 2024, the LIHTC and HTC equity investments no longer have a deferred tax impact.
We establish a valuation allowance when it is more likely than not that we will not be able to realize the benefit of the deferred tax assets. Except for Pennsylvania net operating losses, or NOLs, we have determined that no valuation allowance is needed for deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income. The valuation allowance is reviewed quarterly and adjusted based on management’s assessments of realizable deferred tax assets. Gross deferred tax assets were reduced by a valuation allowance of $3.8 million in 2024 compared to $3.5 million in 2023 related to Pennsylvania income tax NOLs. The Pennsylvania NOL carryforwards total $75.8 million and will expire in the years 2025-2044.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unrecognized Tax Benefits
The following table reconciles the change in Federal and State gross unrecognized tax benefits, or UTB, for the years ended December 31:

(dollars in thousands)	2024	2023	2022
Balance at beginning of year	$1,940	$1,648	$1,331
Prior period tax positions	146	(434)	—
Current period tax positions	—	726	317
Balance at End of Year	$2,086	$1,940	$1,648
Amount That Would Affect the Effective Tax Rate if Recognized	$1,648	$1,551	$1,148
As of December 31, 2024, we had $2.1 million of unrecognized gross tax benefits. Gross tax benefits do not reflect the federal tax effect associated with state income tax amounts. The total amount of the net unrecognized tax benefits at December 31, 2024 that would have affected the effective tax rate, if recognized, was $1.6 million.
We classify interest and penalties as an element of tax expense. We monitor changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2024, no significant changes to UTB are projected; however, tax audit examinations are possible. As of December 31, 2024, all income tax returns filed for the tax years 2021 - 2023 remain subject to examination by the respective taxing authorities. The Bank's income tax returns for the audit years January 1, 2020 through December 31, 2022 are currently under audit by the New York Department of Taxation. This audit remains open as of December 31, 2024.
NOTE 19. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in the components of Accumulated Other Comprehensive Income (Loss) for the periods presented:

(dollars in thousands)	Available-for-Sale Debt Securities	Interest Rate Swaps	Employee Benefit Plans	Total
Balance at December 31, 2022	$(80,463)	$(16,806)	$(14,856)	$(112,125)
Net Change	15,910	5,204	110	21,224
Balance at December 31, 2023	$(64,553)	$(11,602)	$(14,746)	$(90,901)
Net Change	8,245	4,076	1,588	13,909
Balance at December 31, 2024	$(56,308)	$(7,526)	$(13,158)	$(76,992)
All amounts are net of tax.
NOTE 20. EMPLOYEE BENEFITS
We maintain a qualified defined benefit pension plan, or Plan, covering substantially all employees hired prior to January 1, 2008. The benefits are based on years of service and the employee’s compensation for the highest 5 consecutive years in the last 10 years through March 31, 2016 when the Plan was frozen. Contributions are intended to provide for benefits attributed to employee service to date and for those benefits expected to be earned in the future.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity in the benefit obligation and Plan assets deriving the funded status:

(dollars in thousands)	2024	2023
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$73,187	$73,366
Interest cost	3,437	3,812
Actuarial gain/(loss)	(4,101)	2,248
Benefits paid	(7,606)	(6,239)
Projected Benefit Obligation at End of Year	$64,917	$73,187
Change in Plan Assets
Fair value of plan assets at beginning of year	$71,574	$73,086
Actual gain/(loss) on plan assets	(62)	4,727
Benefits paid	(7,606)	(6,239)
Fair Value of Plan Assets at End of Year	$63,906	$71,574
Funded Status	$(1,011)	$(1,613)
The following table sets forth the amounts recognized in accumulated OCI at December 31:

(dollars in thousands)	2024	2023
Net actuarial loss	17,247	19,137
Total (Before Tax Effects)	$17,247	$19,137
Below are the actuarial weighted average assumptions used in determining the benefit obligation:

	2024	2023
Discount rate	5.58%	5.03%
Rate of compensation increase(1)	—%	—%
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
The following table summarizes the components of net periodic pension cost and other changes in Plan assets and benefit obligations recognized in other comprehensive loss for the years ended December 31:

(dollars in thousands)	2024	2023	2022
Components of Net Periodic Pension Cost
Interest cost on projected benefit obligation	$3,437	$3,812	$3,160
Expected return on plan assets	(3,535)	(3,932)	(3,158)
Recognized net actuarial loss	1,386	1,725	1,229
Settlement charge	—	—	1,097
Net Periodic Pension Expense	$1,288	$1,605	$2,328
Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income (Loss)
Net actuarial (gain) loss	$(504)	$1,453	$3,706
Recognized net actuarial loss	(1,386)	(1,725)	(1,229)
Settlement gain (loss) recognized	—	$—	(1,097)
Total Changes in Plan Assets and Benefit Obligation (Before Tax Effects)	$(1,890)	$(272)	$1,380
Total Recognized in Net Benefit Cost and Other Comprehensive Income (Before Tax Effects)	$(602)	$1,333	$3,708
The following table summarizes the actuarial weighted average assumptions used in determining net periodic pension cost:

	2024	2023	2022
Discount rate	5.03%	5.41%	2.80%
Rate of compensation increase(1)	—%	—%	—%
Expected return on assets	5.18%	5.72%	3.29%
(1)Rate of compensation increase is not applicable due to the plan amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans effective March 31, 2016.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accumulated benefit obligation for the Plan was $64.9 million at December 31, 2024 and $73.2 million at December 31, 2023.
We consider many factors when setting the assumed rate of return on Plan assets. As a general guideline the assumed rate of return is equal to the weighted average of the expected returns for each asset category and is estimated based on historical returns as well as expected future returns. The weighted average discount rate is derived from corporate yield curves.
S&T Bank’s Retirement Plan Committee determines the investment policy for the Plan. In general, the targeted investment allocation is 5 percent to 10 percent return seeking and 90 percent to 95 percent liability hedging. A strategic allocation within each investment allocation is based on the Plan’s duration, time horizon, risk tolerances, performance expectations and preferences. Investment managers have discretion to invest in any equity or fixed-income asset class, subject to the securities guidelines of the Plan’s Investment Policy Statement. At this time, S&T Bank is not required to make a cash contribution to the Plan in 2025.
The following table provides information regarding estimated future benefit payments to be paid in each of the next five years and in the aggregate for the five years thereafter:

(dollars in thousands)	Amount

2025	$6,038
2026	5,852
2027	5,872
2028	5,786
2029	5,952
2030-2034	26,436
We maintain a Thrift Plan, a qualified defined contribution plan, in which substantially all employees are eligible to participate. We make matching contributions to the Thrift Plan up to 3.5 percent of participants’ eligible compensation and may make additional profit-sharing contributions as provided by the Thrift Plan. Expense related to these contributions amounted to $2.9 million in 2024, $2.7 million in 2023 and $2.5 million in 2022.
Fair Value Measurements
The following tables present our retirement plan assets measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2024 and 2023. During the years ended December 31, 2024 and 2023, there were no transfers between Level 1 and Level 2 for items of a recurring basis. There were no purchases or transfers of Level 3 plan assets in 2024 or 2023.

	December 31, 2024
	Fair Value Asset Classes(1)
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(2)	$1,040	$—	$—	$1,040
Fixed income(3)	56,301	—	—	56,301
Equity mutual funds(4)	6,565	—	—	6,565
Total Assets at Fair Value	$63,906	$—	$—	$63,906
(1)Refer to Note 1. Summary of Significant Accounting Policies, Fair Value Measurements for a description of levels within the fair value hierarchy.
(2)This asset class includes FDIC insured money market instruments.
(3)This asset class includes a variety of fixed income mutual funds which primarily invest in investment grade rated securities. Investment managers have discretion to invest in fixed income related securities including futures, options and other derivatives. Investments may be made in currencies other than the U.S. dollar.
(4)This asset class includes equity mutual funds invested in an active all-cap strategy. It may also include convertible bonds.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Fair Value Asset Classes(1)
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(2)	$934	$—	$—	$934
Fixed income(3)	63,629	—	—	63,629
Equity mutual funds(4)	7,011	—	—	7,011
Total Assets at Fair Value	$71,574	$—	$—	$71,574
(1)Refer to Note 1. Summary of Significant Accounting Policies, Fair Value Measurements for a description of levels within the fair value hierarchy.
(2)This asset class includes FDIC insured money market instruments.
(3)This asset class includes a variety of fixed income mutual funds which primarily invest in investment grade rated securities. Investment managers have discretion to invest in fixed income related securities including futures, options and other derivatives. Investments may be made in currencies other than the U.S. dollar.
(4)This asset class includes equity mutual funds invested in an active all-cap strategy. It may also include convertible bonds.
NOTE 21. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN
The 2021 Incentive Plan provides for cash performance awards and for granting incentive stock options, nonstatutory stock options, restricted stock, restricted stock units and appreciation rights. The 2021 plan replaced and superseded the S&T Bancorp, Inc. 2014 Incentive Plan. Since the 2021 plan has been approved by our shareholders, no new awards will be granted under the 2014 plan. A maximum of 1,000,000 shares of our common stock were available for awards granted under the 2021 Incentive Plan and the plan expires ten years from the date of board approval, which occurred in May of 2021. Previously granted but forfeited shares are added to the shares available for issuance.
Restricted Stock
We periodically issue restricted stock to employees and directors pursuant to our 2021 Incentive Plan. Restricted stock awards are part of the compensation arrangements approved by the Compensation and Benefits Committee. Restricted shares granted under the plan consist of both time and performance-based restricted stock units. The awards are granted in accordance with performance levels set by the Compensation and Benefits Committee. Under the 2021 plan, we issued 165,711 restricted stock awards during 2024, 162,677 restricted stock awards in 2023 and 181,392 restricted stock awards in 2022.
The following table provides information about restricted stock awards granted for the periods presented:

		December 31,
	Vesting Period	2024	2023	2022
2021 Stock Plan
Directors	One year	15,601	17,145	16,488
Other Awards	Three years	150,110	145,532	164,904
Total Restricted Stock Grants		165,711	162,677	181,392
Common stock is issued as vesting restrictions lapse, which varies according to the terms of the vesting schedules in the award agreements. The vesting of time based awards is generally 1 to 3 years. The vesting of performance-based awards is based on S&T's achievement of relative return on average equity and total shareholder return, over a 3 year performance period compared to a peer group as defined in the award agreements. Restricted stock grants are forfeited if a grantee leaves S&T before the end of the vesting period except where accelerated vesting provisions are defined within the award agreements.
During 2024, 2023 and 2022, we recognized compensation expense of $4.6 million, $3.9 million and $3.2 million and realized a tax benefit of $1.0 million, $0.8 million and $0.7 million related to restricted stock grants.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    The following table provides information about restricted stock granted under the plans for the years ended December 31:

(dollars in thousands), except per share data	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	292,145	$25.56
Granted	162,677	30.84
Vested	91,955	26.92
Forfeited	47,157	26.52
Non-vested at December 31, 2023	315,710	$27.75
Granted	165,711	32.59
Vested	95,589	30.77
Forfeited	34,368	31.47
Non-vested at December 31, 2024	351,464	$31.41
The maximum number of shares that can be issued if performance is achieved at the maximum level is approximately 515,000 shares at December 31, 2024. As of December 31, 2024, there was $4.8 million of total unrecognized compensation cost related to restricted stock that will be recognized as compensation expense over a weighted average period of 1.78 years.
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
NOTE 22. PARENT COMPANY CONDENSED FINANCIAL INFORMATION
The following condensed financial statements summarize the financial position of S&T Bancorp, Inc. as of December 31, 2024 and 2023 and the results of its operations and cash flows for each of the three years ended December 31, 2024, 2023 and 2022.
BALANCE SHEETS

	December 31,
(dollars in thousands)	2024	2023
ASSETS
Cash	$39,304	$20,733
Investments in:
Bank subsidiary	1,352,177	1,268,441
Nonbank subsidiaries	4,169	4,658
Other assets	9,666	14,695
Total Assets	$1,405,316	$1,308,527
LIABILITIES
Long-term debt	$24,515	$24,474
Other liabilities	507	608
Total Liabilities	25,022	25,082
Total Shareholders’ Equity	1,380,294	1,283,445
Total Liabilities and Shareholders’ Equity	$1,405,316	$1,308,527

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
STATEMENTS OF NET INCOME

	Years ended December 31,
(dollars in thousands)	2024	2023	2022
Dividends from subsidiaries	$66,775	$86,950	$61,426
Total Income	66,775	86,950	61,426
Interest expense on long-term debt	2,180	2,372	1,545
Other expenses	4,973	4,764	4,112
Total expense	7,153	7,136	5,657
Income before income tax and undistributed net income of subsidiaries	59,622	79,814	55,769
Income tax benefit	(1,309)	(1,478)	(1,208)
Income before undistributed net income of subsidiaries	60,931	81,292	56,977
Equity in undistributed net income (distribution in excess of net income) of:
Bank subsidiary	70,823	63,337	79,566
Nonbank subsidiaries	(489)	152	(1,023)
Net Income	$131,265	$144,781	$135,520
STATEMENTS OF CASH FLOWS

	Years ended December 31,
(dollars in thousands)	2024	2023	2022
OPERATING ACTIVITIES
Net Income	$131,265	$144,781	$135,520
Equity in undistributed (earnings) losses of subsidiaries	(70,334)	(63,489)	(78,543)
Other	9,484	1,402	1,468
Net Cash Provided by Operating Activities	70,415	82,694	58,445
FINANCING ACTIVITIES
Repayment of long term debt	—	(5,464)	—
Repurchase of shares for taxes on restricted stock	(870)	(798)	(808)
Repurchase of common stock	—	(19,808)	(7,637)
Cash dividends paid to common shareholders	(50,974)	(49,708)	(46,952)
Net Cash Used in Financing Activities	(51,844)	(75,778)	(55,397)
Net increase (decrease) in cash	18,571	6,916	3,048
Cash at beginning of year	20,733	13,817	10,769
Cash at End of Year	$39,304	$20,733	$13,817
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
The most recent notifications from the Federal Reserve and the FDIC categorized S&T and S&T Bank as well capitalized under the regulatory framework for corrective action. There have been no conditions or events that we believe have changed S&T's or S&T Bank’s status during 2024 and 2023.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2024 and 2023, we met all capital adequacy requirements to which we are subject.
The following table summarizes risk-based capital amounts and ratios for S&T and S&T Bank:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Leverage Ratio
S&T	$1,112,126	11.98%	$371,211	4.00%	$464,014	5.00%
S&T Bank	1,060,010	11.43%	371,002	4.00%	463,752	5.00%
Common Equity Tier 1 ratio
S&T	1,088,126	14.58%	335,888	4.50%	485,172	6.50%
S&T Bank	1,060,010	14.21%	335,722	4.50%	484,932	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	1,112,126	14.90%	447,851	6.00%	597,134	8.00%
S&T Bank	1,060,010	14.21%	447,629	6.00%	596,839	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	1,230,497	16.49%	597,134	8.00%	746,418	10.00%
S&T Bank	1,178,335	15.79%	596,839	8.00%	746,049	10.00%
As of December 31, 2023
Leverage Ratio
S&T	$1,034,828	11.21%	$369,297	4.00%	$461,621	5.00%
S&T Bank	995,824	10.79%	369,133	4.00%	461,416	5.00%
Common Equity Tier 1 ratio
S&T	1,010,828	13.37%	340,159	4.50%	491,341	6.50%
S&T Bank	995,824	13.18%	339,954	4.50%	491,045	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	1,034,828	13.69%	453,545	6.00%	604,727	8.00%
S&T Bank	995,824	13.18%	453,272	6.00%	604,362	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	1,154,376	15.27%	604,727	8.00%	755,909	10.00%
S&T Bank	1,115,315	14.76%	604,362	8.00%	755,453	10.00%

S&T BANCORP, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&T Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of S&T Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of net income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

S&T BANCORP, INC. AND SUBSIDIARIES
Allowance for Credit Losses (ACL)

Description of the Matter
At December 31, 2024, the Company’s gross portfolio of loans was $7.7 billion with an associated ACL of $101.5 million. As discussed in Notes 1 and 6 to the consolidated financial statements, the ACL is an estimate of expected credit losses, measured over the contractual life of a loan, that considers historical loss experience, current conditions and forecasts of future economic conditions. The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and an individual assessment of loans that do not share risk characteristics with other loans to determine if a specific reserve is appropriate.

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

We evaluated the overall ACL, inclusive of the qualitative adjustments, and whether the amount appropriately reflects a reasonable estimate of expected credit losses by comparing the overall ACL to historical losses and ACL reserves established by peer banking institutions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Pittsburgh, Pennsylvania
February 28, 2025

S&T BANCORP, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&T Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited S&T Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, S&T Bancorp, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of net income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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
February 28, 2025

S&T BANCORP, INC. AND SUBSIDIARIES
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None
Item 9A. CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of December 31, 2024. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed S&T’s system of internal control over financial reporting as of December 31, 2024, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concludes that, as of December 31, 2024, S&T’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).”
Management assessed the effectiveness of S&T's internal control over financial reporting as of December 31, 2024, in relation to criteria for effective internal control over financial reporting as described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of December 31, 2024, S&T's internal controls over financial reporting were effective. Our independent registered public accounting firm, has issued a report on the effectiveness of S&T’s internal control over financial reporting as of December 31, 2024, which is included herein.
c) Changes in Internal Control Over Financial Reporting
No changes were made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
(c) During the three months ended December 31, 2024, no director or Section 16 officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

S&T BANCORP, INC. AND SUBSIDIARIES
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information required by this item with respect to our insider trading policy set forth below, the information required by Part III, Item 10 of Form 10-K is incorporated herein from the sections entitled “Proposal 1 - Election of Directors,” “Executive Officers of the Registrant,” “Corporate Governance - Audit Committee,” “Corporate Governance - Director Qualifications and Nominations” and “Corporate Governance - Code of Conduct and Ethics” in our proxy statement to be filed for the 2025 annual meeting of shareholders.
The Company has adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by our directors, officers and employees, as well as their family members and entities controlled by them, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the year ended December 31, 2024.
Item 11. EXECUTIVE COMPENSATION
The information required by Part III, Item 11 of Form 10-K is incorporated herein from the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Corporate Governance - Compensation Committee Interlocks and Insider Participation,” “Corporate Governance - The S&T Board’s Role in Risk Oversight”, “Compensation and Benefits Committee Report” in our proxy statement to be filed for the 2025 annual meeting of shareholders.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by Part III, Item 12 of Form 10-K is incorporated herein from the sections entitled “Beneficial Owners of S&T Common Stock” and “Beneficial Ownership of S&T Common Stock by Directors and Officers” in our proxy statement to be filed for the 2025 annual meeting of shareholders.
Equity Compensation Plan Information
The following table provides information as of December 31, 2024 related to the equity compensation plans in effect at that time.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	172,277	(2)		671,078
Equity compensation plans not approved by shareholders	—		—	—
Total	172,277		$—	671,078
(1)Awards granted under the 2014 and 2021 Incentive Stock Plan.
(2) Represents performance shares that can be earned with no associated exercise price.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Part III, Item 13 of Form 10-K is incorporated herein from the sections entitled “Related Person Transactions” and “Corporate Governance - Director Independence” in our proxy statement to be filed for the 2025 annual meeting of shareholders.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Part III, Item 14 of Form 10-K is incorporated herein from the section entitled “Proposal 2: Ratification of the Selection of Independent Registered Public Accounting Firm for Fiscal Year 2025” in our proxy statement to be filed for the 2025 annual meeting of shareholders.

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

3.1	Amended and Restated Articles of Incorporation of S&T Bancorp, Inc. Filed as Exhibit 3.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on December 4, 2024 and incorporated herein by reference.

3.2	By-laws of S&T Bancorp, Inc. Filed as Exhibit 3.2 to S&T Bancorp, Inc. Current Report on Form 8-K filed on December 4, 2024, and incorporated herein by reference.

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

19.1	Insider Trading Policy

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

S&T BANCORP, INC. AND SUBSIDIARIES

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Principal Financial Officer.

97	Clawback Policy. Filed as Exhibit 97 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ended December 31, 2023, and incorporated herein by reference

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)
*Management Contract or Compensatory Plan or Arrangement

S&T BANCORP, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&T BANCORP, INC. (Registrant)
/s/ Christopher J. McComish	2/28/2025
Christopher J. McComish, Chief Executive Officer (Principal Executive Officer)	Date

/s/ Mark Kochvar	2/28/2025
Mark Kochvar Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christopher J. McComish	Chief Executive Officer (Principal Executive Officer)	2/28/2025
Christopher J. McComish

/s/ Mark Kochvar	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2/28/2025
Mark Kochvar

/s/ Melanie Lazzari	Executive Vice President, Controller	2/28/2025
Melanie Lazzari

/s/ David G. Antolik	President and Director	2/28/2025
David G. Antolik

/s/ Christine J. Toretti	Chair of the Board and Director	2/28/2025
Christine J. Toretti

/s/ Lewis W. Adkins, Jr	Director	2/28/2025
Lewis W. Adkins, Jr.

/s/ Peter R. Barsz	Director	2/28/2025
Peter R. Barsz

S&T BANCORP, INC. AND SUBSIDIARIES

SIGNATURE	TITLE	DATE

/s/ Christina A. Cassotis	Director	2/28/2025
Christina A. Cassotis

/s/ Michael J. Donnelly	Director	2/28/2025
Michael J. Donnelly

/s/ Jeffrey D. Grube	Director	2/28/2025
Jeffrey D. Grube

/s/ Peter G. Gurt	Director	2/28/2025
Peter G. Gurt

/s/ William J. Hieb	Director	2/28/2025
William J. Hieb

/s/ Frank J. Palermo, Jr.	Director	2/28/2025
Frank J. Palermo, Jr.

/s/ Bhaskar Ramachandran	Director	2/28/2025
Bhaskar Ramachandran