Form 10-Q
period 2025-03-31
S&T BANCORP INC
filed 2025-05-08
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Common Stock, $2.50 Par Value - 38,330,330 shares as of April 30, 2025

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	December 31, 2024
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $125,457 and $175,606 at March 31, 2025 and December 31, 2024	$211,836	$244,820
Securities available for sale, at fair value	1,011,111	987,591
Portfolio loans, net of unearned income	7,836,349	7,742,958
Allowance for credit losses	(99,010)	(101,494)
Portfolio loans, net	7,737,339	7,641,464
Bank owned life insurance	85,267	85,012
Premises and equipment, net	45,319	45,033
Federal Home Loan Bank and other restricted stock, at cost	13,445	15,231
Goodwill	373,424	373,424
Other intangible assets, net	2,813	3,055
Other assets	237,722	262,342
Total Assets	$9,718,276	$9,657,972
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,164,491	$2,185,242
Interest-bearing demand	809,722	812,768
Money market	2,210,081	2,040,285
Savings	886,007	877,859
Certificates of deposit	1,822,632	1,866,963
Total Deposits	7,892,933	7,783,117
Short-term borrowings	95,000	150,000
Long-term borrowings	50,876	50,896
Junior subordinated debt securities	49,433	49,418
Other liabilities	212,000	244,247
Total Liabilities	8,300,242	8,277,678
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at March 31, 2025 and December 31, 2024 Outstanding—38,261,299 shares at March 31, 2025 and 38,259,449 shares at December 31, 2024	103,623	103,623
Additional paid-in capital	412,787	411,785
Retained earnings	1,059,367	1,039,035
Accumulated other comprehensive loss	(60,635)	(76,992)
Treasury stock — 3,188,145 shares at March 31, 2025 and 3,189,995 shares at December 31, 2024, at cost	(97,108)	(97,157)
Total Shareholders’ Equity	1,418,034	1,380,294
Total Liabilities and Shareholders’ Equity	$9,718,276	$9,657,972
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2025	2024
INTEREST AND DIVIDEND INCOME
Loans, including fees	$114,340	$118,577
Investment Securities:
Taxable	10,073	8,595
Tax-exempt	157	193
Dividends	278	389
Total Interest and Dividend Income	124,848	127,754
INTEREST EXPENSE
Deposits	38,354	36,662
Borrowings, junior subordinated debt securities and other	3,171	7,615
Total Interest Expense	41,525	44,277
NET INTEREST INCOME	83,323	83,477
Provision for credit losses	(3,040)	2,627
Net Interest Income After Provision for Credit Losses	86,363	80,850
NONINTEREST INCOME
Net (loss) gain on sale of securities	(2,295)	3
Debit and credit card	4,188	4,235
Service charges on deposit accounts	3,962	3,828
Wealth management	3,084	3,042
Other	1,490	1,722
Total Noninterest Income	10,429	12,830
NONINTEREST EXPENSE
Salaries and employee benefits	29,853	29,512
Data processing and information technology	4,930	4,954
Occupancy	4,302	3,870
Furniture, equipment and software	3,483	3,472
Marketing	1,615	1,943
Other taxes	1,494	1,871
Professional services and legal	1,286	1,720
FDIC insurance	1,040	1,049
Other	7,088	6,129
Total Noninterest Expense	55,091	54,520
Income Before Taxes	41,701	39,160
Income tax expense	8,300	7,921
Net Income	$33,401	$31,239
Earnings per share—basic	$0.87	$0.82
Earnings per share—diluted	$0.87	$0.81
Dividends declared per share	$0.34	$0.33
Comprehensive Income	$49,758	$24,443
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2024
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2024	$103,623	$409,034	$959,604	$(90,901)	$(97,915)	$1,283,445
Net Income for the three months ended March 31, 2024	—	—	31,239	—	—	31,239
Other comprehensive loss, net of tax	—	—	—	(6,796)	—	(6,796)
Impact of adoption of ASU 2023-02	—	—	(1,002)	—	—	(1,002)
Cash dividends declared ($0.33 per share)	—	—	(12,661)	—	—	(12,661)
Treasury stock issued for restricted stock awards (2,062 shares)	—	(63)	—	—	63	—
Forfeitures of restricted stock awards (1,588 shares)	—	—	15	—	(52)	(37)
Recognition of restricted stock compensation expense	—	886	—	—	—	886
Balance at March 31, 2024	$103,623	$409,857	$977,195	$(97,697)	$(97,904)	$1,295,074
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2025
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2025	$103,623	$411,785	$1,039,035	$(76,992)	$(97,157)	$1,380,294
Net Income for the three months ended March 31, 2025	—	—	33,401	—	—	33,401
Other comprehensive income, net of tax	—	—	—	16,357	—	16,357
Cash dividends declared ($0.34 per share)	—	—	(13,069)	—	—	(13,069)
Treasury stock issued for restricted stock awards (2,971 shares)	—	(90)	—	—	90	—
Forfeitures of restricted stock awards (1,121 shares)	—	—	—	—	(41)	(41)
Recognition of restricted stock compensation expense	—	1,092	—	—	—	1,092
Balance at March 31, 2025	$103,623	$412,787	$1,059,367	$(60,635)	$(97,108)	$1,418,034
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

(dollars in thousands)	2025	2024
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$28,692	$46,378
INVESTING ACTIVITIES
Purchases of securities	(85,052)	(34,243)
Proceeds from maturities, prepayments and calls of securities	29,665	27,018
Proceeds from sales of securities	47,038	74
Redemption of Federal Home Loan Bank stock	1,786	11,379
Net increase in loans	(93,312)	(18,004)
Proceeds from sale of portfolio loans	—	8,923
Purchases of premises and equipment, net of proceeds from sales	(1,726)	(533)
Proceeds from life insurance settlement	218	584
Net payments from cash flow hedge	(2,031)	(3,536)
Net Cash Used in Investing Activities	(103,414)	(8,338)
FINANCING ACTIVITIES
Net increase (decrease) in demand, money market and savings deposits	154,147	(84,247)
Net (decrease) increase in certificates of deposit	(44,331)	162,831
Net decrease in short-term borrowings	(55,000)	(130,000)
Repayments on long-term borrowings	(20)	(121)
Repurchase of shares for taxes on restricted stock	(41)	(37)
Cash dividends paid to common shareholders	(13,017)	(12,616)
Net Cash Provided by (Used in) Financing Activities	41,738	(64,190)
Net decrease in cash and due from banks	(32,984)	(26,150)
Cash and due from banks at beginning of period	244,820	233,612
Cash and Due From Banks at End of Period	$211,836	$207,462

Supplemental Disclosures
Right of use assets obtained in exchange for lease obligations	$2,400	$—
Cash paid for interest	$44,058	$40,656
Cash paid for income taxes, net of refunds	$93	$140
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Principles of Consolidation
The interim Condensed Consolidated Financial Statements include the accounts of S&T Bancorp, Inc., or S&T, and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Investments of 20 percent to 50 percent of the outstanding common stock of investees are accounted for using the equity method of accounting.
Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements of S&T have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, or 2024 Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 3, 2025. In the opinion of management, the accompanying interim financial information reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.
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
Segments

We have one operating segment, Community Banking, based upon our current reporting structure at the consolidated level. The chief operating decision maker, or CODM, uses consolidated net income when allocating resources and making operating decisions. The accounting policies used to measure the profit and loss of the Community Banking segment are the same as those described in the summary of significant accounting policies. The CODM does not review segment revenue or expense information at a lower level than what is included in our Consolidated Statements of Net Income. Expenses included within other expenses in the Condensed Consolidated Statements of Comprehensive Income include loan related expenses, travel and entertainment, telephone and contributions.
Recently Adopted Accounting Standards Updates, or ASU, or Updated
Income Taxes (Topic 740) Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of the disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for fiscal years beginning after December 15, 2024. We adopted ASU 2023-09, as of January 1, 2025 with no impact to the consolidated financial statements. We will provide the required updated disclosures in our Form 10-K for the year ended December 31, 2025.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Standards Not Yet Adopted
Income Statement (Subtopic 220-40)—Reporting Comprehensive Income—Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40)—Reporting Comprehensive Income—Expense Disaggregation Disclosures to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. This ASU will not impact our consolidated financial statements and we are currently evaluating the impact of the new disclosure requirements.
NOTE 2. EARNINGS PER SHARE
Diluted earnings per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted earnings per share. The treasury stock method was used to determine earnings per share for the three months ended March 31, 2025 and the two-class method was used to determine earnings per share for the three months ended March 31, 2024.
The following table reconciles the numerators and denominators of basic and diluted EPS calculations for the periods presented:

	Three Months Ended March 31,

(in thousands, except share and per share data)	2025	2024
Numerator for Earnings per Share—Basic and Diluted:
Net income—Treasury Stock Method—Basic and Diluted	$33,401	$31,239
Less: Income allocated to participating shares	—	12
Net Income Allocated to Shareholders—Two-Class Method—Basic and Diluted	$33,401	$31,227

Denominator for Earnings per Share—Treasury Stock Method:
Weighted Average Shares Outstanding—Basic	38,260,746	38,192,235
Add: Potentially dilutive shares	338,910	239,514
Denominator for Treasury Stock Method—Diluted	38,599,656	38,431,749

Denominator for Earnings per Share—Two-Class Method:
Weighted Average Shares Outstanding—Basic	38,260,746	38,192,235
Add: Average participating shares outstanding	—	225,850
Denominator for Two-Class Method—Diluted	38,260,746	38,418,085

Earnings per share—basic	$0.87	$0.82
Earnings per share—diluted	$0.87	$0.81
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	—	71

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. FAIR VALUE MEASUREMENTS
We use fair value measurements when recording and disclosing certain financial assets and liabilities. Debt securities, equity securities, securities held in a deferred compensation plan and derivative financial instruments are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other financial instruments at fair value on a nonrecurring basis, such as loans held for sale, loans individually evaluated, other real estate owned, or OREO, and other repossessed assets, mortgage servicing rights, or MSRs, and certain other assets.
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
There have been no changes in our valuation methodologies during the three months ended March 31, 2025. Refer to Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2024 Form 10-K for more information on the valuation methodologies that we use for financial instruments recorded at fair value on a recurring or nonrecurring basis.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	March 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$93,605	$—	$—	$93,605
Obligations of U.S. government corporations and agencies	—	10,127	—	10,127
Collateralized mortgage obligations of U.S. government corporations and agencies	—	648,818	—	648,818
Residential mortgage-backed securities of U.S. government corporations and agencies	—	33,143	—	33,143
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	219,285	—	219,285
Obligations of states and political subdivisions	—	4,972	—	4,972
Total Available-for-Sale Debt Securities	93,605	916,345	—	1,009,950
Equity securities	1,161	—	—	1,161
Total Securities Available for Sale	94,766	916,345	—	1,011,111
Securities held in a deferred compensation plan	10,692	—	—	10,692
Derivative financial assets:
Interest rate swap contracts - commercial loans	—	48,493	—	48,493
Total Assets	$105,458	$964,838	$—	$1,070,296
LIABILITIES
Derivative financial liabilities:
Interest rate swap contracts - commercial loans	$—	$48,865	$—	$48,865
Interest rate swap contracts - cash flow hedge	—	6,473	—	6,473
Total Liabilities	$—	$55,338	$—	$55,338

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$92,768	$—	$—	$92,768
Obligations of U.S. government corporations and agencies	—	15,071	—	15,071
Collateralized mortgage obligations of U.S. government corporations and agencies	—	596,284	—	596,284
Residential mortgage-backed securities of U.S. government corporations and agencies	—	33,207	—	33,207
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	224,798	—	224,798
Obligations of states and political subdivisions	—	24,287	—	24,287
Total Available-for-Sale Debt Securities	92,768	893,647	—	986,415
Equity securities	1,176	—	—	1,176
Total Securities Available for Sale	93,944	893,647	—	987,591
Securities held in a deferred compensation plan	10,876	—	—	10,876
Derivative financial assets:
Interest rate swap contracts - commercial loans	—	60,890	—	60,890
Total Assets	$104,820	$954,537	$—	$1,059,357
LIABILITIES
Derivative financial liabilities:
Interest rate swap contracts - commercial loans	$—	$61,271	$—	$61,271
Interest rate swap contracts - cash flow hedge	—	9,589	—	9,589
Total Liabilities	$—	$70,860	$—	$70,860

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our consolidated financial statements. There were no liabilities measured at fair value on a nonrecurring basis at both March 31, 2025 and December 31, 2024. There were no Level 3 assets measured at fair value on a nonrecurring basis and one Level 2 individually evaluated loan measured at a fair value on a nonrecurring basis for $1.0 million as of March 31, 2025. At December 31, 2024 there was $6.8 million of individually evaluated loans measured at fair value and classified as Level 3 on a nonrecurring basis.
Significant unobservable inputs used in the fair value measurements of Level 3 assets on a nonrecurring basis were as follows at December 31, 2024:

	December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average
(dollars in thousands)
Loans individually evaluated	$6,830	Appraisals of collateral	Appraisal adjustments(1)	20%	-	75%	63.06%
(1) Represents adjustments to appraised values related to market conditions and liquidation estimates based on management judgement.
Fair Value of Financial Instruments
The following tables present the carrying values and fair values of our financial instruments at the dates presented:

	Carrying Value(1)	Fair Value Measurements at March 31, 2025
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$211,836	$211,836	$211,836	$—	$—
Securities available for sale	1,011,111	1,011,111	94,766	916,345	—
Portfolio loans, net	7,737,339	7,507,010	—	—	7,507,010
Collateral receivable	595	595	595	—	—
Securities held in a deferred compensation plan	10,692	10,692	10,692	—	—
Mortgage servicing rights	5,478	8,126	—	—	8,126
Interest rate swap contracts - commercial loans	48,493	48,493	—	48,493	—
LIABILITIES
Deposits	$7,892,933	$7,888,880	$6,070,301	$1,818,579	$—
Collateral payable	42,834	42,834	42,834	—	—
Short-term borrowings	95,000	95,000	—	95,000	—
Long-term borrowings	50,876	50,815	—	50,815	—
Junior subordinated debt securities	49,433	49,433	—	49,433	—
Interest rate swap contracts - commercial loans	48,865	48,865	—	48,865	—
Interest rate swap contracts - cash flow hedge	6,473	6,473	—	6,473	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Value(1)	Fair Value Measurements at December 31, 2024
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$244,820	$244,820	$244,820	$—	$—
Securities available for sale	987,591	987,591	93,944	893,647	—
Portfolio loans, net	7,641,464	7,362,898	—	—	7,362,898
Collateral receivable	2,034	2,034	2,034	—	—
Securities held in a deferred compensation plan	10,876	10,876	10,876	—	—
Mortgage servicing rights	5,646	8,533	—	—	8,533
Interest rate swaps - commercial loans	60,890	60,890	—	60,890	—
LIABILITIES
Deposits	$7,783,117	$7,778,740	$5,916,154	$1,862,586	$—
Collateral payable	52,516	52,516	52,516	—	—
Short-term borrowings	150,000	150,000	—	150,000	—
Long-term borrowings	50,896	50,652	—	50,652	—
Junior subordinated debt securities	49,418	49,418	—	49,418	—
Interest rate swaps - commercial loans	61,271	61,271	—	61,271	—
Interest rate swaps - cash flow hedge	9,589	9,589	—	9,589	—
(1) As reported in the Consolidated Balance Sheets
NOTE 4. SECURITIES
The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	March 31, 2025	December 31, 2024
Debt securities	$1,009,950	$986,415
Equity securities	1,161	1,176
Total Securities Available for Sale	$1,011,111	$987,591
The following table presents the amortized cost and fair value of available-for-sale debt securities as of the dates presented:

	March 31, 2025				December 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$96,881	$55	$(3,331)	$93,605	$97,045	$—	$(4,277)	$92,768
Obligations of U.S. government corporations and agencies	10,239	—	(112)	10,127	15,260	—	(189)	15,071
Collateralized mortgage obligations of U.S. government corporations and agencies	686,862	2,389	(40,433)	648,818	643,690	872	(48,278)	596,284
Residential mortgage-backed securities of U.S. government corporations and agencies	39,156	5	(6,018)	33,143	40,109	3	(6,905)	33,207
Commercial mortgage-backed securities of U.S. government corporations and agencies	226,228	923	(7,866)	219,285	237,270	115	(12,587)	224,798
Obligations of states and political subdivisions	4,981	—	(9)	4,972	24,780	—	(493)	24,287
Total Available-for-Sale Debt Securities(1)	$1,064,347	$3,372	$(57,769)	$1,009,950	$1,058,154	$990	$(72,729)	$986,415
(1) Excludes interest receivable of $3.4 million at March 31, 2025 and $3.7 million at December 31, 2024. Interest receivable is included in other assets in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category as of the dates presented:

	March 31, 2025
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	4	$40,198	$(170)	5	$48,375	$(3,161)	9	$88,573	$(3,331)
Obligations of U.S. government corporations and agencies	—	—	—	1	10,127	(112)	1	10,127	(112)
Collateralized mortgage obligations of U.S. government corporations and agencies	11	107,047	(1,308)	56	311,651	(39,125)	67	418,698	(40,433)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	6	—	21	32,970	(6,018)	22	32,976	(6,018)
Commercial mortgage-backed securities of U.S. government corporations and agencies	4	38,852	(562)	8	93,395	(7,304)	12	132,247	(7,866)
Obligations of states and political subdivisions	2	4,972	(9)	—	—	—	2	4,972	(9)
Total	22	$191,075	$(2,049)	91	$496,518	$(55,720)	113	$687,593	$(57,769)

	December 31, 2024
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	5	$45,045	$(362)	5	$47,723	$(3,915)	10	$92,768	$(4,277)
Obligations of U.S. government corporations and agencies	—	—	—	2	15,071	(189)	2	15,071	(189)
Collateralized mortgage obligations of U.S. government corporations and agencies	22	209,511	(3,393)	56	318,104	(44,885)	78	527,615	(48,278)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	8	—	21	33,030	(6,905)	22	33,038	(6,905)
Commercial mortgage-backed securities of U.S. government corporations and agencies	9	88,040	(1,741)	12	122,833	(10,846)	21	210,873	(12,587)
Obligations of states and political subdivisions	4	24,286	(493)	—	—	—	4	24,286	(493)
Total	41	$366,890	$(5,989)	96	$536,761	$(66,740)	137	$903,651	$(72,729)
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit impairment or other factors. We do not believe any individual unrealized loss as of March 31, 2025 represents a credit impairment. The unrealized losses on debt securities were attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security. At March 31, 2025, we do not intend to sell, and it is more likely than not that we will not be required to sell, the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated other comprehensive income (loss), for the periods presented:

	March 31, 2025			December 31, 2024
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Total unrealized gains (losses) on available-for-sale debt securities	$3,372	$(57,769)	$(54,397)	$990	$(72,729)	$(71,739)
Income tax (expense) benefit	(725)	12,426	11,701	(213)	15,644	15,431
Net Unrealized Gains (Losses), Net of Tax Included in Accumulated Other Comprehensive Income (Loss)	$2,647	$(45,343)	$(42,696)	$777	$(57,085)	$(56,308)
The amortized cost and fair value of available-for-sale debt securities at March 31, 2025 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2025
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies and obligations of states and political subdivisions
Due in one year or less	$30,317	$30,191
Due after one year through five years	81,784	78,513
Due after five years through ten years	—	—
Due after ten years	—	—
Available-for-Sale Debt Securities With Fixed Maturities	112,101	108,704
Debt Securities without a single maturity date
Collateralized mortgage obligations of U.S. government corporations and agencies	686,862	648,818
Residential mortgage-backed securities of U.S. government corporations and agencies	39,156	33,143
Commercial mortgage-backed securities of U.S. government corporations and agencies	226,228	219,285
Total Available-for-Sale Debt Securities	$1,064,347	$1,009,950
Debt securities are pledged in order to meet various regulatory and legal requirements. Restricted pledged securities had a carrying value of $26.4 million at March 31, 2025 and $27.8 million at December 31, 2024. Unrestricted pledged securities had a carrying value of $184.9 million at March 31, 2025 and $195.6 million at December 31, 2024. Any sales or changes to the pledged status of restricted pledged securities requires approval of the beneficiary. Approval is not required in order to sell or make changes to the pledged status for unrestricted pledged securities.
NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are presented net of unearned income. Unearned income consisted of net deferred loan fees and costs of $4.2 million at March 31, 2025 and $4.3 million at December 31, 2024 and a discount related to purchase accounting fair value adjustments of $2.4 million at March 31, 2025 and $2.5 million at December 31, 2024.
The following table summarizes the composition of originated and acquired loans as of the dates presented:

(dollars in thousands)	March 31, 2025	December 31, 2024
Commercial real estate	$2,776,065	$2,708,531
Commercial and industrial	1,331,091	1,351,637
Commercial construction	367,869	341,266
Business banking	1,314,482	1,303,258
Consumer real estate	1,948,677	1,933,509
Other consumer	98,165	104,757
Total Loans(1)	$7,836,349	$7,742,958
(1) Excludes interest receivable of $32.9 million at March 31, 2025 and $32.7 million at December 31, 2024. Interest receivable is included in other assets in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Modifications to Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost of loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented:

	Three Months Ended March 31, 2025
(dollars in thousands)	Term Extension	Term Extension and Payment Delays	Total	% of Portfolio Segment
Commercial and industrial	$—	$2,092	$2,092	0.16%
Commercial construction	—	1,006	1,006	0.27%
Consumer real estate	265	640	905	0.05%
Total	$265	$3,738	$4,003	0.05%

	Three Months Ended March 31, 2024
(dollars in thousands)	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Portfolio Segment
Commercial real estate	$833	$—	$833	0.03%
Total	$833	$—	$833	0.01%
The following tables describe the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension and Payment Delays (in months)	Weighted-Average Term Extension (in Months)
Commercial real estate	—	—	6
Commercial and industrial	—	13	—
Commercial construction	—	13	—
Consumer real estate	122	15	—

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
The following tables present the aging analysis of modifications in the last 12 months to borrowers experiencing financial difficulty as of the dates presented:

	March 31, 2025
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$616	$—	$—	$—	$616
Commercial and industrial	16,536	—	—	3,778	20,314
Commercial construction	—	1,006	—	—	1,006
Consumer real estate	1,128	224	40	—	1,392
Total	$18,280	$1,230	$40	$3,778	$23,328

	March 31, 2024
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$8,579	$—	$—	$—	$8,579
Commercial and industrial	—	2,105	7,998	—	10,103
Business banking	115	—	—	—	115
Total	$8,694	$2,105	$7,998	$—	$18,797
A payment default is defined as a loan having a payment past due 90 days or more. There was one payment default in the amount of $3.8 million during the three months ended March 31, 2025 compared to none in the same period in 2024. The payment default during the three months ended March 31, 2025 was related to a term extension for a C&I relationship. Additionally, we had 10 commitments to lend an additional $0.5 million to borrowers experiencing financial difficulty that had a modification during the twelve months ended March 31, 2025 and three commitments to lend an additional $0.5 million to borrowers experiencing financial difficulty that had a modification during the same period in 2024.
The effect of modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses, or ACL, because of the measurement methodologies used to estimate the ACL, therefore, a change to the ACL is generally not recorded upon modification. If principal forgiveness is provided, that portion of the loan will be charged-off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the ACL. An assessment of whether the borrower is experiencing financial difficulty is made on the date of a modification.
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	March 31, 2025	December 31, 2024
Nonperforming Assets
Nonaccrual Loans	$22,339	$27,937
OREO	29	8
Total Nonperforming Assets	$22,368	$27,945
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the dates presented:

	March 31, 2025
	Risk Rating by Year of Origination
(dollars in thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Pass	$146,775	$270,301	$290,555	$349,795	$410,355	$1,190,080	$44,262	$—	$2,702,123
Special mention	—	—	2,000	350	1,827	44,064	254	—	48,495
Substandard	—	—	3,967	979	—	20,501	—	—	25,447
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate	146,775	270,301	296,522	351,124	412,182	1,254,645	44,516	—	2,776,065
Year-to-date Gross Charge-offs	—	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	27,389	122,961	132,157	192,211	125,781	188,982	454,870	—	1,244,351
Special mention	—	—	2,077	691	12	14,558	7,696	—	25,034
Substandard	—	547	1,874	—	19,951	6,341	32,993	—	61,706
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial	27,389	123,508	136,108	192,902	145,744	209,881	495,559	—	1,331,091
Year-to-date Gross Charge-offs	—	—	—	172	—	—	—	—	172

Commercial Construction
Pass	36,944	131,040	104,310	56,662	13,054	2,111	6,910	—	351,031
Special mention	—	869	—	14,963	—	—	—	—	15,832
Substandard	—	—	—	1,006	—	—	—	—	1,006
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	36,944	131,909	104,310	72,631	13,054	2,111	6,910	—	367,869
Year-to-date Gross Charge-offs	—	—	—	30	—	—	—	—	30

Business Banking
Pass	46,684	146,837	222,869	219,286	168,159	391,390	95,632	354	1,291,211
Special mention	—	390	76	99	886	4,657	34	264	6,406
Substandard	—	20	2,307	1,534	3,581	8,774	209	440	16,865
Doubtful	—	—	—	—	—	—	—	—	—
Total Business Banking	46,684	147,247	225,252	220,919	172,626	404,821	95,875	1,058	1,314,482
Year-to-date Gross Charge-offs	—	—	106	—	34	3	—	—	143

Consumer Real Estate
Pass	38,600	221,466	318,280	321,289	129,619	309,314	572,232	26,317	1,937,117
Special mention	—	—	—	—	—	94	—	—	94
Substandard	—	—	1,199	241	191	5,395	1,762	2,678	11,466
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	38,600	221,466	319,479	321,530	129,810	314,803	573,994	28,995	1,948,677
Year-to-date Gross Charge-offs	—	—	38	—	—	5	23	96	162

Other Consumer
Pass	2,498	7,083	5,941	6,322	2,578	1,776	65,189	6,578	97,965
Special mention	—	—	—	—	—	—	—		—
Substandard	—	—	—	—	20	154	—	26	200
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	2,498	7,083	5,941	6,322	2,598	1,930	65,189	6,604	98,165
Year-to-date Gross Charge-offs	198	—	16	29	7	4	—	123	377

Pass	298,890	899,688	1,074,112	1,145,565	849,546	2,083,653	1,239,095	33,249	7,623,798
Special mention	—	1,259	4,153	16,103	2,725	63,373	7,984	264	95,861
Substandard	—	567	9,347	3,760	23,743	41,165	34,964	3,144	116,690
Doubtful	—	—	—	—	—	—	—	—	—
Total Loan Balance	$298,890	$901,514	$1,087,612	$1,165,428	$876,014	$2,188,191	$1,282,043	$36,657	$7,836,349

Year-to-date Gross Charge-offs	$198	$—	$160	$231	$41	$12	$23	$219	$884

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
	Risk Rating by Year of Origination
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	March 31, 2025
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,762,834	$10,967	$—	$2,264	$13,231	$2,776,065
Commercial and industrial	1,325,706	—	—	5,385	5,385	1,331,091
Commercial construction	365,994	869	—	1,006	1,875	367,869
Business banking	1,308,969	1,596	745	3,172	5,513	1,314,482
Consumer real estate	1,931,861	5,681	841	10,294	16,816	1,948,677
Other consumer	96,749	912	286	218	1,416	98,165
Total	$7,792,113	$20,025	$1,872	$22,339	$44,236	$7,836,349

	December 31, 2024
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,705,303	$—	$—	$3,228	$3,228	$2,708,531
Commercial and industrial	1,338,053	415	1,996	11,173	13,584	1,351,637
Commercial construction	340,230	—	1,036	—	1,036	341,266
Business banking	1,297,651	2,336	283	2,988	5,607	1,303,258
Consumer real estate	1,918,150	2,464	2,577	10,318	15,359	1,933,509
Other consumer	104,156	216	155	230	601	104,757
Total	$7,703,543	$5,431	$6,047	$27,937	$39,415	$7,742,958
The following tables present loans on nonaccrual status by class of loan for the year-to-date periods presented:

	March 31, 2025
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$3,228	$2,264	$2,004	$47
Commercial and industrial	11,173	5,385	4,447	43
Commercial construction	—	1,006	1,006	25
Business banking	2,988	3,172	—	17
Consumer real estate	10,318	10,294	—	149
Other consumer	230	218	—	—
Total	$27,937	$22,339	$7,457	$281
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

	December 31, 2024
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$6,320	$3,228	$984	$116
Commercial and industrial	878	11,173	311	85
Commercial construction	4,960	—	—	700
Business banking	4,147	2,988	—	93
Consumer real estate	6,312	10,318	—	392
Other consumer	330	230	—	3
Total	$22,947	$27,937	$1,295	$1,389
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present collateral-dependent loans as of the dates presented:

	March 31, 2025
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets
Commercial real estate	$2,004	$—
Commercial and industrial	—	4,447
Commercial construction	1,006	—
Total	$3,010	$4,447

	December 31, 2024
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets
Commercial real estate	$2,028	$—
Commercial and industrial	—	9,937
Total	$2,028	$9,937
The following tables present activity in the ACL for the periods presented:

	Three Months Ended March 31, 2025
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$30,254	$37,084	$4,893	$10,681	$15,776	$2,806	$101,494
Provision for credit losses on loans(1)	(493)	(3,643)	1,017	650	160	(202)	(2,511)
Charge-offs	—	(172)	(30)	(143)	(162)	(377)	(884)
Recoveries	134	145	—	25	133	474	911
Net Recoveries (Charge-offs)	134	(27)	(30)	(118)	(29)	97	27
Balance at End of Period	$29,895	$33,414	$5,880	$11,213	$15,907	$2,701	$99,010
(1) Excludes the provision for credits losses for unfunded commitments.

	Three Months Ended March 31, 2024
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$37,886	$34,538	$5,382	$12,858	$14,663	$2,639	$107,966
Provision for credit losses on loans(1)	2,838	680	(233)	(995)	859	276	3,425
Charge-offs	(5,205)	(1,128)	—	(98)	(139)	(369)	(6,939)
Recoveries	93	117	—	33	27	80	350
Net Charge-offs	(5,112)	(1,011)	—	(65)	(112)	(289)	(6,589)
Balance at End of Period	$35,612	$34,207	$5,149	$11,798	$15,410	$2,626	$104,802
(1) Excludes the provision for credits losses for unfunded commitments.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivatives Designated as Hedging Instruments
The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivative Assets (Included in Other Assets)				Derivative Liabilities (Included in Other Liabilities)
	March 31, 2025		December 31, 2024		March 31, 2025		December 31, 2024
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts - cash flow hedges	$—	$—	$—	$—	$450,000	$6,473	$500,000	$9,589
Total Derivatives Designated as Hedging Instruments	—	—	—	—	450,000	6,473	500,000	9,589

Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	830,871	48,493	850,104	60,890	830,871	48,865	850,104	61,271
Total Derivatives Not Designated as Hedging Instruments	830,871	48,493	850,104	60,890	830,871	48,865	850,104	61,271
Total Derivatives	$830,871	$48,493	$850,104	$60,890	$1,280,871	$55,338	$1,350,104	$70,860

The following table indicates the gross amounts of interest rate swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivative Assets (Included in Other Assets)		Derivative Liabilities (Included in Other Liabilities)
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Gross amounts recognized	$48,493	$60,890	$55,338	$70,860
Gross amounts offset	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	48,493	60,890	55,338	70,860
Netting adjustments(1)	(6,429)	(8,317)	(6,429)	(8,317)
Cash collateral(2)	(42,064)	(52,516)	(595)	(2,034)
Net Amount	$—	$57	$48,314	$60,509
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect, net of tax, of the cash flow hedges on Other Comprehensive Income (Loss), or OCI, and on the Condensed Consolidated Statements of Comprehensive Income for the periods presented:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Income
(dollars in thousands)	Three months ended March 31, 2025	Three months ended March 31, 2024	Three months ended March 31, 2025	Three months ended March 31, 2024
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedges	$2,446	$(2,838)	$(1,692)	$(2,738)
Total	$2,446	$(2,838)	$(1,692)	$(2,738)
Amounts reported in OCI related to derivatives that are designated as hedging instruments are reclassified to interest income as interest payments are received on variable rate assets. During the next twelve months, we estimate that an additional $5.1 million will be reclassified as a decrease to interest income. Our current interest rate swap agreements have three to five year terms with maturity dates extending into 2027.
The following table indicates the gain (loss) recognized in income on derivatives not designated as hedging instruments for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$48	$34
Total Derivatives Gain	$48	$34
NOTE 7. TAX CREDIT EQUITY INVESTMENTS
As part of our responsibilities under the Community Reinvestment Act and due to their favorable federal income tax benefits, we invest in low-income-housing tax credit, or LIHTC, and historic tax credit, or HTC, partnerships. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. No impairment losses were recognized for the three months ended March 31, 2025 and March 31, 2024.
The following table presents the balances included in the Consolidated Balance Sheets as of the dates presented:

(dollars in thousands)	March 31, 2025	December 31, 2024
Tax credit equity investment(1)	$39,346	$40,577
Unfunded commitments(2)	4,893	5,887
(1) Included in other assets in the Consolidated Balance Sheets
(2) Included in other liabilities in the Consolidated Balance Sheets
The following table summarizes the amortization expense and tax credits included in income tax expense in the Condensed Consolidated Statements of Comprehensive Income for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Amortization	$1,231	$768
Tax credits and other tax benefits recognized	1,388	906
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	March 31, 2025	December 31, 2024
Commitments to extend credit	$2,398,243	$2,382,847
Standby letters of credit	66,387	69,558
Total	$2,464,630	$2,452,405
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.
NOTE 9. OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the change in components of other comprehensive income (loss) for the periods presented, net of tax effects.

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(dollars in thousands)	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Change in net unrealized gains (losses) on available-for-sale debt securities	$15,047	$(3,237)	$11,810	$(5,783)	$1,455	$(4,328)
Net available-for-sale securities losses reclassified into earnings	2,295	(493)	1,802	—	—	—
Change in interest rate swap	3,117	(671)	2,446	(3,665)	827	(2,838)
Adjustment to funded status of employee benefit plans	381	(82)	299	410	(40)	370
Other Comprehensive Income (Loss)	$20,840	$(4,483)	$16,357	$(9,038)	$2,242	$(6,796)

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations for the three months ended March 31, 2025 and 2024. Our MD&A should be read in conjunction with our Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
Important Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position and other matters regarding or affecting S&T and its future business and operations. Forward-looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses and the credit risk of our commercial and consumer loan products; changes in the level of charge-offs and changes in estimates of the adequacy of the allowance for credit losses, or ACL; cybersecurity concerns; rapid technological developments and changes; operational risks or risk management failures by us or critical third parties, including fraud risk; our ability to manage our reputational risks; sensitivity to the interest rate environment, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; regulatory supervision and oversight, including changes in regulatory capital requirements and our ability to address those requirements; unanticipated changes in our liquidity position; unanticipated changes in regulatory and governmental policies impacting interest rates and financial markets; changes in accounting policies, practices or guidance; legislation affecting the financial services industry as a whole, and S&T, in particular; developments affecting the industry and the soundness of financial institutions and further disruption to the economy and U.S. banking system; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; reliance on significant customer relationships; an interruption or cessation of an important service by a third-party provider; our ability to attract and retain talented executives and other employees; general economic or business conditions, including the strength of regional economic conditions in our market area; ESG practices and disclosures, including climate change, hiring practices, the diversity of the work force and racial and social justice issues; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; the stability of our core deposit base and access to contingency funding; re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses and geopolitical tensions and conflicts between nations.
Many of these factors, as well as other factors, are described elsewhere in this report, and under Part I, Item 1A - “Risk Factors” of our 2024 Form 10-K, and any of our subsequent filings with the SEC. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. Further, we view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates as of March 31, 2025 remained unchanged from the disclosures presented in our 2024 Form 10-K under Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
The following table reconciles interest and dividend income and net interest income per the Condensed Consolidated Statements of Comprehensive Income to interest income, net interest income and net interest margin on an FTE basis (non-GAAP) for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Total Interest and Dividend Income	$124,848	$127,754
Plus: taxable equivalent adjustment	617	692
Interest and Dividend Income on an FTE Basis (Non-GAAP)	$125,465	$128,446

Total Interest and Dividend Income	$124,848	$127,754
Less: Interest expense	(41,525)	(44,277)
Net Interest Income	83,323	83,477
Plus: taxable equivalent adjustment	617	692
Net Interest Income on an FTE Basis (Non-GAAP)	$83,940	$84,169

Net interest margin	3.78%	3.81%
Plus: taxable equivalent adjustment	0.03%	0.03%
Net Interest Margin on an FTE Basis (Non-GAAP)	3.81%	3.84%

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

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net income (annualized)	$135,460	$125,643
Plus: amortization of intangibles (annualized) net of tax	772	944
Net income before amortization of intangibles (annualized)	$136,232	$126,587

Average shareholders' equity	$1,400,999	$1,290,514
Less: average goodwill and other intangible assets, net of deferred tax liability	(375,741)	(376,518)
Average tangible shareholders' equity	$1,025,258	$913,996
Return on Average Tangible Shareholders' Equity (non-GAAP)	13.29%	13.85%
Executive Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.7 billion at March 31, 2025. We operate in Pennsylvania and Ohio providing a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
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
Earnings Summary
The following table presents a summary of key profitability metrics for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net income	$33,401	$31,239
Earnings per share - diluted	$0.87	$0.81
Return on average assets	1.41%	1.32%
Return on average shareholders' equity	9.67%	9.74%
Return on average tangible shareholders' equity (non-GAAP)(1)	13.29%	13.85%
(1) Reconciled to GAAP in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.
We recognized net income of $33.4 million, or $0.87 per diluted share, for the three months ended March 31, 2025 compared to net income of $31.2 million, or $0.81 per diluted share, for the same period in 2024. Net income increased by $2.2 million for the three months ended March 31, 2025 compared to the same period in 2024.
Net interest income was relatively unchanged at $83.3 million for the three months ended March 31, 2025 compared to $83.5 million for the same period in 2024. The net interest margin, or NIM, on an FTE basis (non-GAAP) was 3.81% for the three months ended March 31, 2025 compared to 3.84% for the same period in 2024. We experienced similar declines in both interest income and interest expense due to lower interest rates in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Interest expense also benefited from an improvement in our overall funding mix.
The provision for credit losses decreased $5.6 million to negative $3.0 million for the three months ended March 31, 2025 compared to $2.6 million for the same period in 2024. The decrease in the provision for credit losses was primarily due to a lower level of ACL and a decrease in net loan charge-offs. The decrease in ACL was due to a $4.2 million reduction in specific reserves for individually evaluated loans.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest income decreased $2.4 million to $10.4 million for the three months ended March 31, 2025 compared to the same period in 2024. The decrease was mainly related to $2.3 million of realized losses from the repositioning of securities into longer duration, higher-yielding securities. Noninterest expense remained relatively consistent at $55.1 million for the three months ended March 31, 2025 compared to $54.5 million in the same period in 2024.
The provision for income taxes increased $0.4 million to $8.3 million for the three months ended March 31, 2025 compared to $7.9 million for the same period in 2024. Our effective tax rate was 19.9 percent for the three months ended March 31, 2025 compared to 20.2 percent for the three months ended March 31, 2024. The decrease in our effective tax rate for the three month period ended March 31, 2025 was primarily due to an increase in low-income housing tax credits compared to the same period in 2024.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2025 Compared to Three months ended March 31, 2024
Net Interest Income
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$128,739	$1,416	4.46%	$144,637	$2,066	5.75%
Securities, at fair value(1)(2)	990,414	8,875	3.59%	966,703	6,798	2.81%
Loans held for sale	—	—	—%	176	3	7.12%
Commercial real estate	3,395,599	48,740	5.82%	3,365,142	49,557	5.92%
Commercial and industrial	1,535,235	25,319	6.69%	1,626,633	29,768	7.36%
Commercial construction	374,881	6,422	6.95%	365,088	6,993	7.70%
Total Commercial Loans	5,305,715	80,481	6.15%	5,356,863	86,318	6.48%
Residential mortgage	1,660,177	21,545	5.21%	1,478,609	18,187	4.93%
Home equity	653,113	10,148	6.30%	648,265	11,269	6.99%
Installment and other consumer	99,402	1,954	7.97%	110,899	2,384	8.64%
Consumer construction	45,157	763	6.86%	69,676	970	5.60%
Total Consumer Loans	2,457,849	34,410	5.64%	2,307,449	32,810	5.71%
Total Portfolio Loans	7,763,564	114,891	5.99%	7,664,312	119,128	6.25%
Total Loans(1)(3)	7,763,564	114,891	5.99%	7,664,488	119,131	6.25%
Total other earning assets	16,768	283	6.74%	25,335	451	7.12%
Total Interest-earning Assets	8,899,485	$125,465	5.70%	8,801,163	$128,446	5.86%
Noninterest-earning assets	727,176			737,742
Total Assets	$9,626,661			$9,538,905
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$779,309	$1,930	1.00%	$829,095	$2,319	1.12%
Money market	2,088,346	15,276	2.97%	1,920,009	15,061	3.15%
Savings	884,636	1,450	0.66%	939,467	1,483	0.63%
Certificates of deposit	1,860,840	19,698	4.29%	1,639,059	17,798	4.37%
Total Interest-bearing Deposits	5,613,131	38,354	2.77%	5,327,630	36,661	2.77%
Short-term borrowings	117,722	1,344	4.63%	408,351	5,460	5.37%
Long-term borrowings	50,886	477	3.80%	39,221	442	4.53%
Junior subordinated debt securities	49,423	874	7.17%	49,364	1,010	8.23%
Total Borrowings	218,031	2,695	5.01%	496,936	6,912	5.59%
Other interest-bearing liabilities	43,926	476	4.40%	52,239	703	5.42%
Total Interest-bearing Liabilities	5,875,088	41,525	2.87%	5,876,805	44,276	3.03%
Noninterest-bearing liabilities	2,350,574			2,371,586
Shareholders' equity	1,400,999			1,290,514
Total Liabilities and Shareholders' Equity	$9,626,661			$9,538,905
Net Interest Income (FTE) (non-GAAP)(1)(2)		$83,940			$84,169
Net Interest Margin (FTE) (non-GAAP)(1)(2)			3.81%			3.84%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.
Net interest income on an FTE basis (non-GAAP) decreased $0.2 million for the three months ended March 31, 2025 compared to the same period in 2024. The net interest margin, or NIM, on an FTE basis (non-GAAP) decreased 3 basis points to 3.81 percent for the three months ended March 31, 2025 compared to 3.84 percent in the same period in 2024. The decreases in net interest income and NIM on an FTE basis (non-GAAP) were primarily due to decreased interest rates resulting in lower interest income partially offset by lower interest expense driven by an improvement in our overall funding mix. Strong customer deposit growth in 2024 and 2025 has reduced our levels of wholesale funding.
Interest income on an FTE basis (non-GAAP) decreased $3.0 million for the three months ended March 31, 2025 compared to the same period in 2024. The decrease in interest income on an FTE basis (non-GAAP) was primarily due to lower interest rates. The average yield on loans decreased 26 basis points compared to the same period in 2024. Average loans increased $99.1 million for the three months ended March 31, 2025 compared to the same period in 2024. Partially offsetting the lower interest income on loans was higher interest income on securities due to the repositioning of $193.6 million of securities over

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the past four quarters into higher-yielding securities. The average yield on securities increased 78 basis points compared to the same period in 2024. Overall, the FTE rate (non-GAAP) on interest-earning assets decreased 16 basis points for the three months ended March 31, 2025 compared to the same period in 2024.
Interest expense decreased $2.8 million for the three months ended March 31, 2025 compared to the same period in 2024. The decrease in interest expense was primarily due to lower levels of wholesale funding and decreased interest rates. Average interest-bearing deposits increased $285.5 million for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to increases in certificates of deposit and money market balances. Average borrowings decreased $278.9 million for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to increased customer deposits. Overall, the cost of interest-bearing liabilities decreased 16 basis points for the three months ended March 31, 2025 compared to the same period in 2024.
The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates for the periods presented:

	Three Months Ended March 31, 2025 Compared to March 31, 2024
(dollars in thousands)	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$(227)	$(423)	$(650)
Securities, at fair value(1)(2)	167	1,911	2,078
Loans held for sale	(3)	—	(3)
Commercial real estate	449	(1,265)	(816)
Commercial and industrial	(1,673)	(2,777)	(4,450)
Commercial construction	188	(759)	(571)
Total Commercial Loans	(1,036)	(4,801)	(5,837)
Residential mortgage	2,233	1,124	3,357
Home equity	84	(1,205)	(1,121)
Installment and other consumer	(247)	(182)	(429)
Consumer construction	(341)	135	(206)
Total Consumer Loans	1,729	(128)	1,601
Total Portfolio Loans	693	(4,929)	(4,236)
Total Loans(1)(3)	690	(4,929)	(4,239)
Total other earning assets	(152)	(16)	(168)
Change in Interest Earned on Interest-earning Assets	$478	$(3,457)	$(2,979)
Interest paid on:
Interest-bearing demand	$(139)	$(249)	$(388)
Money market	1,320	(1,106)	214
Savings	(87)	53	(34)
Certificates of deposit	2,408	(509)	1,899
Total Interest-bearing Deposits	3,502	(1,811)	1,691
Short-term borrowings	(3,886)	(230)	(4,116)
Long-term borrowings	132	(97)	35
Junior subordinated debt securities	1	(137)	(136)
Total Borrowings	(3,753)	(464)	(4,217)
Other interest-bearing liabilities	(112)	(115)	(227)
Change in Interest Paid on Interest-bearing Liabilities	(363)	(2,390)	(2,753)
Change in Net Interest Income	$841	$(1,067)	$(226)
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Credit Losses
The provision for credit losses includes a provision for losses on loans and on unfunded commitments. The provision for credit losses fluctuates based on changes in loan balances, loan risk ratings, net loan charge-offs and recoveries, the macro environment and our CECL forecast. The provision for credit losses decreased $5.6 million to negative $3.0 million for the three months ended March 31, 2025 compared to $2.6 million for the same period in 2024. The decrease in the provision for credit losses was due to a lower level of ACL and a decrease in net loan charge-offs. The lower level of ACL was related to a reduction in specific reserves of $4.2 million for loans individually evaluated due to the partial pay-off of a $10.7 million C&I relationship that went nonperforming during the three months ended December 31, 2024. The provision for credit losses included a negative $0.5 million for the reserve for unfunded commitments for the three months ended March 31, 2025 compared to a negative $0.8 million for the same period in 2024.
Net loan recoveries were $0.0 million for the three months ended March 31, 2025 compared to net loan charge-offs of $6.6 million for the same period in 2024. Offsetting gross loan charge-offs of $0.9 million during the three months ended March 31, 2025 were $0.9 million in recoveries.
Refer to the "Allowance for Credit Losses" section of this MD&A for further details.
Noninterest Income

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Net (loss) gain on sale of securities	$(2,295)	$3	$(2,298)	NM
Debit and credit card	4,188	4,235	(47)	(1.1)%
Service charges on deposit accounts	3,962	3,828	134	3.5%
Wealth management	3,084	3,042	42	1.4%
Other noninterest income	1,490	1,722	(232)	(13.5)%
Total Noninterest Income	$10,429	$12,830	$(2,401)	(18.7)%
NM - not meaningful
Noninterest income decreased $2.4 million to $10.4 million for the three months ended March 31, 2025 compared to the same period in 2024. The decrease was mainly related to $2.3 million of realized losses from the repositioning of securities into longer duration, higher-yielding securities.
Noninterest Expense

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Salaries and employee benefits	$29,853	$29,512	$341	1.2%
Data processing and information technology	4,930	4,954	(24)	(0.5)%
Occupancy	4,302	3,870	432	11.2%
Furniture, equipment and software	3,483	3,472	11	0.3%
Marketing	1,615	1,943	(328)	(16.9)%
Other taxes	1,494	1,871	(377)	(20.1)%
Professional services and legal	1,286	1,720	(434)	(25.2)%
FDIC insurance	1,040	1,049	(9)	(0.9)%
Other	7,088	6,129	959	15.6%
Total Noninterest Expense	$55,091	$54,520	$571	1.0%
Noninterest expense increased $0.6 million to $55.1 million for the three months ended March 31, 2025 compared to the same period in 2024. Salaries and employee benefits increased $0.3 million primarily due to annual merit increases, restricted stock expense and higher incentives. Occupancy increased $0.4 million due to increased maintenance and utility costs. Other noninterest expense increased $1.0 million primarily as a result of education and Neighborhood Assistance Program, or NAP, contributions occurring earlier in 2025 than in 2024. Offsetting these increases were decreases in our expenses for marketing of $0.3 million related to the timing of various promotions, other taxes of $0.4 million due to education and NAP contributions and professional services and legal of $0.4 million primarily due to reduced consulting and legal expenses.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes
The provision for income taxes increased $0.4 million to $8.3 million for the three months ended March 31, 2025 compared to $7.9 million for the same period in 2024. Our effective tax rate was 19.9 percent for the three months ended March 31, 2025 compared to 20.2 percent for the three months ended March 31, 2024. The decrease in our effective tax rate for the three month period ended March 31, 2025 was primarily due to an increase in low-income housing tax credits compared to the same period in 2024.
Financial Condition as of March 31, 2025
Total assets remained unchanged at $9.7 billion at March 31, 2025 and December 31, 2024. Total portfolio loans increased $93.4 million to $7.8 billion at March 31, 2025 compared to December 31, 2024. The commercial loan portfolio increased $81.6 million and the consumer loan portfolio increased $11.8 million compared to December 31, 2024.
Securities increased $23.5 million to $1.0 billion at March 31, 2025 compared to December 31, 2024. The securities portfolio was in a net unrealized loss position of $54.4 million at March 31, 2025 compared to a net unrealized loss position of $71.7 million at December 31, 2024. The improvement in the net unrealized loss position of the securities portfolio of $17.3 million was primarily due to a decline in interest rates from December 31, 2024.
Customer deposit growth continued to be strong during the three months ended March 31, 2025, allowing for a reduction in higher-cost borrowings and brokered deposits. Total deposits increased $109.8 million to $7.9 billion at March 31, 2025 compared to $7.8 billion at December 31, 2024.Customer deposits increased $134.7 million to $7.7 billion at March 31, 2025 compared to $7.6 billion at December 31, 2024. Brokered deposits decreased $24.9 million to $200.4 million at March 31, 2025 compared to $225.3 million at December 31, 2024. The increase in customer deposits is the result of our continued focus on growing our deposit franchise.
Total borrowings decreased $55.0 million, or 22.0 percent, to $195.3 million at March 31, 2025 compared to $250.3 million at December 31, 2024 primarily due to strong growth in customer deposits.
Total shareholders’ equity increased by $37.7 million to $1.4 billion at March 31, 2025 compared to December 31, 2024. The increase was primarily due to net income of $33.4 million and other comprehensive income of $16.4 million offset by dividends of $13.1 million.
Securities Activity

(dollars in thousands)	March 31, 2025	December 31, 2024	$ Change
U.S. Treasury securities	$93,605	$92,768	$837
Obligations of U.S. government corporations and agencies	10,127	15,071	(4,944)
Collateralized mortgage obligations of U.S. government corporations and agencies	648,818	596,284	52,534
Residential mortgage-backed securities of U.S. government corporations and agencies	33,143	33,207	(64)
Commercial mortgage-backed securities of U.S. government corporations and agencies	219,285	224,798	(5,513)
Obligations of states and political subdivisions	4,972	24,287	(19,315)
Available-for-Sale Debt Securities	1,009,950	986,415	23,535
Equity securities	1,161	1,176	(15)
Total Securities Available for Sale	$1,011,111	$987,591	$23,520
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us.
The securities portfolio increased $23.5 million to $1.0 billion at March 31, 2025 compared to December 31, 2024. The increase in the debt securities portfolio was primarily related to an improvement in unrealized losses of $17.3 million from December 31, 2024 to March 31, 2025 as a result of lower interest rates. Additionally, we recognized $2.3 million of realized losses due to the repositioning of $49.3 million of our securities portfolio into longer duration, higher-yielding securities during the three months ended March 31, 2025.
Our debt securities portfolio was in a net unrealized loss position of $54.4 million at March 31, 2025 compared to a net unrealized loss position of $71.7 million at December 31, 2024. At March 31, 2025, our debt securities portfolio had gross unrealized losses of $57.8 million offset by $3.4 million of gross unrealized gains compared to gross unrealized losses of $72.7 million offset by gross unrealized gains of $1.0 million at December 31, 2024.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loan Composition
The following table summarizes our loan portfolio as of the dates presented:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Commercial
Commercial real estate	$3,462,246	44.2%	$3,388,017	43.8%	$74,229	2.2%
Commercial and industrial	1,520,475	19.4%	1,540,397	19.9%	(19,922)	(1.3)%
Commercial construction	380,129	4.8%	352,886	4.5%	27,243	7.7%
Total Commercial Loans	5,362,850	68.4%	5,281,300	68.2%	81,550	1.5%
Consumer
Consumer real estate	2,375,334	30.3%	2,356,901	30.4%	18,433	0.8%
Other consumer	98,165	1.3%	104,757	1.4%	(6,592)	(6.3)%
Total Consumer Loans	2,473,499	31.6%	2,461,658	31.8%	11,841	0.5%
Total Portfolio Loans	$7,836,349	100.0%	$7,742,958	100.0%	$93,391	1.2%
The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions, such as downturns in the borrower’s industry or the overall economic climate, can significantly impact the borrower’s ability to pay.
Total portfolio loans were $7.8 billion at March 31, 2025 compared to $7.7 billion at December 31, 2024. For the periods ending March 31, 2025 and December 31, 2024, 24 percent of our total loans were adjustable rate, 37 percent were floating rate and 39 percent were fixed rate.
Commercial loans, including CRE, C&I and commercial construction, comprised 68.4 percent of total portfolio loans at March 31, 2025 and 68.2 percent at December 31, 2024. The commercial loan portfolio increased $81.6 million at March 31, 2025 compared to December 31, 2024 due to increases of $74.2 million in CRE and $27.3 million in commercial construction offset by a decrease of $19.9 million in C&I. The increase in commercial loans was due to improved demand and lower pay-offs in the first three months of 2025 compared to elevated payoffs experienced in 2024.
Consumer loans represent 31.6 percent of our total portfolio loans at March 31, 2025 and 31.8 percent at December 31, 2024. The consumer loan portfolio increased $11.8 million at March 31, 2025 compared to December 31, 2024, primarily due to growth in our consumer real estate portfolio of $18.4 million, as we continue to hold mortgages in our portfolio rather than sell them in the secondary market.
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
The following table presents activity in the ACL for the period presented:

	Three Months Ended March 31, 2025
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$30,254	$37,084	$4,893	$10,681	$15,776	$2,806	$101,494
Provision for credit losses on loans(1)	(493)	(3,643)	1,017	650	160	(202)	(2,511)
Charge-offs	—	(172)	(30)	(143)	(162)	(377)	(884)
Recoveries	134	145	—	25	133	474	911
Net Recoveries (Charge-offs)	134	(27)	(30)	(118)	(29)	97	27
Balance at End of Period	$29,895	$33,414	$5,880	$11,213	$15,907	$2,701	$99,010
(1) Excludes the provision for credit losses for unfunded commitments.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents key ACL ratios for the periods presented:

	March 31, 2025	December 31, 2024
Ratio of net charge-offs to average loans outstanding(1)	—%	0.11%
Allowance for credit losses as a percentage of total portfolio loans	1.26%	1.31%
Allowance for credit losses to nonaccrual loans	443%	363%
(1) Year-to-date net charge-offs annualized
Net loan recoveries were $0.0 million for the three months ended March 31, 2025. Refer to the "Provision for Credit Losses" section of this MD&A for further details.
The ACL decreased $2.5 million to $99.0 million, or 1.26 percent of total portfolio loans, at March 31, 2025 compared to $101.5 million, or 1.31 percent of total portfolio loans, at December 31, 2024. The decrease in the ACL is due to a reduction in specific reserves for loans individually evaluated related to the partial pay-off of a $10.7 million C&I relationship that went nonperforming during the three months ended December 31, 2024. The decrease in the ACL was partially offset by a $1.2 million increase in our quantitative reserve due to loan growth and downgrades in our C&I portfolio and a $0.5 million increase in our qualitative reserve and forecast due to the concerns in the economic environment.
Substandard loans increased $6.9 million to $116.7 million at March 31, 2025 compared to $109.8 million at December 31, 2024. The increase in substandard loans was primarily due to the downgrade of a $10.5 million C&I relationship which was partially offset by loan payoffs. Special mention loans decreased $3.0 million to $95.9 million at March 31, 2025 compared to $98.9 million at December 31, 2024 primarily due to loan payoffs.
Nonperforming assets, or NPAs, consist of nonaccrual loans and OREO. The following represents NPAs as of the dates presented:

(dollars in thousands)	March 31, 2025	December 31, 2024	$ Change
Nonaccrual Loans
Commercial real estate	$3,441	$4,173	$(732)
Commercial and industrial	6,749	12,570	(5,821)
Commercial construction	1,006	—	1,006
Consumer real estate	10,925	10,964	(39)
Other Consumer	218	230	(12)
Total Nonaccrual Loans	22,339	27,937	(5,598)
OREO	29	8	21
Total Nonperforming Assets	$22,368	$27,945	$(5,577)
Asset Quality Ratios:
Nonaccrual loans as a percent of total portfolio loans	0.29%	0.36%	(0.07)%
Nonperforming assets as a percent of total portfolio loans plus OREO	0.29%	0.36%	(0.07)%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past the contractual due date. Nonaccrual loans decreased $5.6 million to $22.3 million at March 31, 2025 compared to $27.9 million at December 31, 2024. The decrease in nonaccrual loans was primarily due to the partial pay-off of the $10.7 million C&I relationship mentioned above.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits
Deposits are our primary source of funds. The following table presents the mix of deposits as of the dates presented:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	% of Deposits	Amount	% of Deposits	$ Change	% Change
Personal	$4,674,337	59.2%	$4,533,149	58.2%	$141,188	3.1%
Business	2,619,202	33.2%	2,679,191	34.4%	(59,989)	(2.2)%
Public funds	399,026	5.1%	345,512	4.5%	53,514	15.5%
Brokered	200,368	2.5%	225,265	2.9%	(24,897)	(11.1)%
Total Deposits	$7,892,933	100.0%	$7,783,117	100.0%	$109,816	1.4%
The following table presents the composition of deposits for the periods presented:

(dollars in thousands)	March 31, 2025	December 31, 2024	$ Change
Customer Deposits
Noninterest-bearing demand	$2,164,491	$2,185,242	$(20,751)
Interest-bearing demand	809,722	812,768	(3,046)
Money market	2,059,713	1,939,980	119,733
Savings	886,007	877,859	8,148
Certificates of deposit	1,772,632	1,742,003	30,629
Total Customer Deposits	7,692,565	7,557,852	134,713
Brokered Deposits
Money market	150,368	100,305	50,063
Certificates of deposit	50,000	124,960	(74,960)
Total Brokered Deposits	200,368	225,265	(24,897)
Total Deposits	$7,892,933	$7,783,117	$109,816
Total deposits increased $109.8 million, or 1.4 percent, at March 31, 2025 compared to December 31, 2024. Customer deposits increased $134.7 million, or 1.8 percent compared to December 31, 2024, as a result of our focus on growing our deposit franchise. Total brokered deposits decreased $24.9 million from December 31, 2024 due to strong growth in customer deposits. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
As a member of the IntraFi network, we are able to offer our customers insurance coverage on interest-bearing demand, money market and certificates of deposit balances in excess of the FDIC insurance limits. IntraFi balances were $316.3 million at March 31, 2025 compared to $324.8 million at December 31, 2024.
We had total uninsured deposits of $2.7 billion, or 33.9 percent of our total deposit base, at March 31, 2025 compared to $2.6 billion, or 33.5 percent of our total deposit base, at December 31, 2024.
Borrowings
Borrowings are an additional source of funding for us. Short-term borrowings are for terms under or equal to one year at March 31, 2025 and are comprised of FHLB Advances. Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances and finance leases. Total borrowings decreased $55.0 million to $195.3 million at March 31, 2025 compared to $250.3 million at December 31, 2024 primarily due to strong growth in customer deposits.

(dollars in thousands)	March 31, 2025	December 31, 2024	$ Change
Short-term borrowings	$95,000	$150,000	$(55,000)
Long-term borrowings	50,876	50,896	(20)
Junior subordinated debt securities	49,433	49,418	15
Total Borrowings	$195,309	$250,314	$(55,005)

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information pertaining to short-term borrowings is summarized in the table below for the three months ended March 31, 2025 and for the twelve months ended December 31, 2024.

	Short-Term Borrowings
(dollars in thousands)	March 31, 2025	December 31, 2024
Balance at the period end	$95,000	$150,000
Average balance during the period	$117,721	$257,524
Average interest rate during the period	4.63%	5.12%
Maximum month-end balance during the period	$125,000	$465,000
Average interest rate at the period end	4.52%	4.60%
Information pertaining to long-term borrowings and junior subordinated debt securities is summarized in the tables below for the three months ended March 31, 2025 and for the twelve months ended December 31, 2024.

	Long-Term Borrowings
(dollars in thousands)	March 31, 2025	December 31, 2024
Balance at the period end	$50,876	$50,896
Average balance during the period	$50,886	$46,306
Average interest rate during the period	3.80%	4.24%
Maximum month-end balance during the period	$50,890	$64,015
Average interest rate at the period end	3.75%	3.75%

	Junior Subordinated Debt Securities
(dollars in thousands)	March 31, 2025	December 31, 2024
Balance at the period end	$49,433	$49,418
Average balance during the period	$49,423	$49,386
Average interest rate during the period	7.17%	8.05%
Maximum month-end balance during the period	$49,433	$49,418
Average interest rate at the period end	6.89%	6.96%
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
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing deposits and attract new deposits, mitigating any funding dependency on other more volatile funding sources. Refer to the "Financial Condition as of March 31, 2025 - Deposits" section of this MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program. Additional funding sources accessible to S&T include borrowing availability at the FHLB, federal funds lines with other financial institutions and the brokered deposit market. We also have borrowing availability at the Federal Reserve Discount Window through the Borrower-in-Custody Program.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Available borrowing capacity exceeds uninsured deposits of $2.7 billion at March 31, 2025. The following table summarizes funding sources available as of the dates presented:

	March 31, 2025			December 31, 2024
(dollars in thousands)	Borrowing Capacity	Balance (1)	Available	Borrowing Capacity	Balance (1)	Available
FHLB(1)	$2,036,064	$310,234	$1,725,830	$1,980,615	$304,565	$1,676,050
Borrower-in-Custody Program	2,098,353	—	2,098,353	1,995,489	—	1,995,489
Total	$4,134,417	$310,234	$3,824,183	$3,976,104	$304,565	$3,671,539
(1) FHLB balances include advances, letters of credit, interest due on advances and the credit enhancement obligation on mortgages sold to the FHLB.
We have contractual obligations representing required future payments on certificates of deposit, junior subordinated debt securities, short-term borrowings, long-term borrowings, operating and capital leases, funding commitments on tax credit equity investments and purchase obligations. See the "Liquidity and Capital Resources" section presented in our Form 2024 10-K under Part II, Item 7- "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for more information on these future cash outflows. Total certificates of deposit decreased $44.3 million to $1.8 billion at March 31, 2025 compared to December 31, 2024 and short-term borrowings decreased $55.0 million to $95.0 million at March 31, 2025 compared to December 31, 2024. Other than these changes, there have been no material changes to the contractual obligations previously disclosed in our 2024 Form 10-K.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At March 31, 2025, S&T Bank had $923.1 million in highly liquid assets, which consisted primarily of $124.4 million in interest-bearing deposits with banks and $798.7 million in unpledged securities. This resulted in a highly liquid assets to total assets ratio of 9.5 percent at March 31, 2025.
We continue to maintain a strong capital position with our leverage ratio at 12.09 percent at March 31, 2025 compared to 11.98 percent at December 31, 2024, both in excess of the well-capitalized regulatory guideline of 5.00 percent. We continue to be well-capitalized with a risk-based Common Equity Tier 1 ratio of 14.67 percent at March 31, 2025 compared to 14.58 percent at December 31, 2024, both in excess of the well-capitalized regulatory guideline of 6.50 percent.
The following table summarizes capital amounts and ratios for S&T and S&T Bank as of the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	March 31, 2025		December 31, 2024
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$1,127,467	12.09%	$1,112,126	11.98%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	1,103,467	14.67%	1,088,126	14.58%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,127,467	14.99%	1,112,126	14.90%
Total capital to risk-weighted assets	8.00%	10.00%	1,246,607	16.57%	1,230,497	16.49%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$1,072,716	11.51%	$1,060,010	11.43%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	1,072,716	14.27%	1,060,010	14.21%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,072,716	14.27%	1,060,010	14.21%
Total capital to risk-weighted assets	8.00%	10.00%	1,191,816	15.85%	1,178,335	15.79%
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. We have not issued any securities pursuant to this shelf registration statement at March 31, 2025.

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
The table below reflects the rate shock analyses results for the 1-12 and 13-24 month periods of pretax net interest income and EVE.

	March 31, 2025			December 31, 2024
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	2.4	7.9	(13.2)	3.2	8.4	(32.3)
300	1.6	5.7	(8.5)	1.9	5.8	(24.1)
200	1.1	4.2	(4.0)	0.8	3.7	(15.4)
100	0.7	2.5	(0.7)	(0.1)	1.7	(7.2)
-100	(1.8)	(3.9)	(2.6)	(3.4)	(5.2)	3.0
-200	(4.3)	(9.2)	(9.2)	(6.2)	(10.3)	3.5
-300	(7.6)	(15.5)	(20.4)	(9.2)	(16.2)	0.2
-400	(10.5)	(20.4)	(38.2)	(12.9)	(22.7)	(7.9)
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
Our rate shock analyses remain relatively unchanged in the percentage change in pretax net interest income in the rates up scenarios when comparing March 31, 2025 to December 31, 2024. The percentage change in pretax net interest income in the rates down scenarios show a decline when comparing March 31, 2025 to December 31, 2024 primarily due to updates of our deposit beta and loan prepayment assumptions and upcoming maturities within our receive-fixed balance sheet swap portfolio. Our EVE analyses show an improvement in the rates up scenarios and a decline in the rates down scenarios when comparing March 31, 2025 to December 31, 2024 primarily due to updates of our deposit retention assumptions.

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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of March 31, 2025. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2025, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

S&T BANCORP, INC. AND SUBSIDIARIES

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes to the risk factors that we have previously disclosed in Part I, Item 1A – “Risk Factors” in our 2024 Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 3, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table is a summary of our purchases of common stock during the first quarter of 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Approximate dollar value of shares that may yet be purchased under the plan (2)
1/1/2025 - 1/31/2025	—	$—	—	$50,000,000

2/1/2025 - 2/28/2025	—	—	—	50,000,000

3/1/2025 - 3/31/2025	—	—	—	50,000,000
Total	—	$—	—	$50,000,000
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
(c) During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 6. Exhibits

10.1	Severance Agreement dated April 1, 2015 by and between LaDawn D. Yesho and S&T Bancorp, Inc., S&T Bank and their subsidiaries and affiliated companies.
10.2	Severance Agreement dated May 17, 2019 by and between David G. Antolik and S&T Bancorp, Inc., S&T Bank and their subsidiaries and affiliated companies.
10.3	Severance Agreement dated April 6, 2015 by and between Mark Kochvar and S&T Bancorp, Inc., S&T Bank and their subsidiaries and affiliated companies.
10.4	Severance Agreement dated April 10, 2015 by and between Stephen A. Drahnak and S&T Bancorp, Inc., S&T Bank and their subsidiaries and affiliated companies.
10.5
Confidentiality, Trade Secrets, Non-Solicitation and Severance Agreement, dated October 30, 2020, between LaDawn D. Yesho and S&T Bancorp, Inc. S&T Bank, and their subsidiaries and affiliated companies.

10.6
Confidentiality, Trade Secrets, Non-Solicitation and Severance Agreement, dated October 22, 2020, between Stephen A. Drahnak and S&T Bancorp, Inc. S&T Bank, and their subsidiaries and affiliated companies.

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

S&T Bancorp, Inc. (Registrant)

May 8, 2025	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)