Form 10-Q
period 2025-06-30
S&T BANCORP INC
filed 2025-08-07
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Common Stock, $2.50 Par Value - 38,346,004 shares as of July 31, 2025

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $114,607 and $175,606 at June 30, 2025 and December 31, 2024	$203,118	$244,820
Securities available for sale, at fair value	1,021,183	987,591
Portfolio loans, net of unearned income	7,934,434	7,742,958
Allowance for credit losses	(98,580)	(101,494)
Portfolio loans, net	7,835,854	7,641,464
Bank owned life insurance	85,498	85,012
Premises and equipment, net	45,019	45,033
Federal Home Loan Bank and other restricted stock, at cost	15,817	15,231
Goodwill	373,424	373,424
Other intangible assets, net	2,656	3,055
Other assets	227,500	262,342
Total Assets	$9,810,069	$9,657,972
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,182,346	$2,185,242
Interest-bearing demand	738,251	812,768
Money market	2,236,298	2,040,285
Savings	879,254	877,859
Certificates of deposit	1,884,771	1,866,963
Total Deposits	7,920,920	7,783,117
Short-term borrowings	150,000	150,000
Long-term borrowings	50,856	50,896
Junior subordinated debt securities	49,448	49,418
Other liabilities	193,352	244,247
Total Liabilities	8,364,576	8,277,678
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at June 30, 2025 and December 31, 2024 Outstanding—38,345,448 shares at June 30, 2025 and 38,259,449 shares at December 31, 2024	103,623	103,623
Additional paid-in capital	410,891	411,785
Retained earnings	1,078,166	1,039,035
Accumulated other comprehensive loss	(52,402)	(76,992)
Treasury stock — 3,103,996 shares at June 30, 2025 and 3,189,995 shares at December 31, 2024, at cost	(94,785)	(97,157)
Total Shareholders’ Equity	1,445,493	1,380,294
Total Liabilities and Shareholders’ Equity	$9,810,069	$9,657,972
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Loans, including fees	$117,696	$119,564	$232,036	$238,141
Investment Securities:
Taxable	10,846	8,761	20,919	17,356
Tax-exempt	35	168	192	361
Dividends	329	272	607	661
Total Interest and Dividend Income	128,906	128,765	253,754	256,519
INTEREST EXPENSE
Deposits	39,056	39,629	77,410	76,291
Borrowings, junior subordinated debt securities and other	3,278	5,542	6,449	13,157
Total Interest Expense	42,334	45,171	83,859	89,448
NET INTEREST INCOME	86,572	83,594	169,895	167,071
Provision for credit losses	1,974	422	(1,066)	3,049
Net Interest Income After Provision for Credit Losses	84,598	83,172	170,961	164,022
NONINTEREST INCOME
Net (loss) gain on sale of securities	—	(3,150)	(2,295)	(3,147)
Debit and credit card	4,588	4,713	8,776	8,948
Service charges on deposit accounts	4,090	4,089	8,052	7,917
Wealth management	3,042	2,995	6,126	6,037
Other	1,780	4,658	3,270	6,380
Total Noninterest Income	13,500	13,305	23,929	26,135
NONINTEREST EXPENSE
Salaries and employee benefits	32,907	30,388	62,760	59,900
Data processing and information technology	4,847	4,215	9,777	9,169
Occupancy	4,024	3,649	8,326	7,519
Furniture, equipment and software	3,352	3,382	6,835	6,854
Other taxes	2,088	1,433	3,582	3,304
Marketing	1,490	1,404	3,105	3,347
Professional services and legal	1,739	1,403	3,025	3,123
FDIC insurance	1,062	1,053	2,102	2,102
Other	6,605	6,681	13,693	12,810
Total Noninterest Expense	58,114	53,608	113,205	108,128
Income Before Taxes	39,984	42,869	81,685	82,029
Income tax expense	8,084	8,498	16,384	16,419
Net Income	$31,900	$34,371	$65,301	$65,610
Earnings per share—basic	$0.83	$0.90	$1.71	$1.72
Earnings per share—diluted	$0.83	$0.89	$1.69	$1.70
Dividends declared per share	$0.34	$0.33	$0.68	$0.66
Comprehensive Income	$40,133	$38,134	$89,891	$62,576
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2024
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at March 31, 2024	$103,623	$409,857	$977,195	$(97,697)	$(97,904)	$1,295,074
Net Income for the three months ended June 30,2024	—	—	34,371	—	—	34,371
Other comprehensive income, net of tax	—	—	—	3,763	—	3,763
Cash dividends declared ($0.33 per share)	—	—	(12,672)	—	—	(12,672)
Treasury stock issued for restricted stock awards (53,691 shares)	—	(1,634)	—	—	1,634	—
Forfeitures of restricted stock awards (30,767 shares)	—	—	221	—	(965)	(744)
Recognition of restricted stock compensation expense	—	1,651	—	—	—	1,651
Balance at June 30, 2024	$103,623	$409,874	$999,115	$(93,934)	$(97,235)	$1,321,443
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2025
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at March 31, 2025	$103,623	$412,787	$1,059,367	$(60,635)	$(97,108)	$1,418,034
Net Income for the three months ended June 30, 2025	—	—	31,900	—	—	31,900
Other comprehensive income, net of tax	—	—	—	8,233	—	8,233
Cash dividends declared ($0.34 per share)	—	—	(13,101)	—	—	(13,101)
Treasury stock issued for restricted stock awards (125,293 shares)	—	(3,818)	—	—	3,818	—
Forfeitures of restricted stock awards (41,144 shares)	—	—	—	—	(1,495)	(1,495)
Recognition of restricted stock compensation expense	—	1,922	—	—	—	1,922
Balance at June 30, 2025	$103,623	$410,891	$1,078,166	$(52,402)	$(94,785)	$1,445,493
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Six Months Ended June 30, 2024
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2024	$103,623	$409,034	$959,604	$(90,901)	$(97,915)	$1,283,445
Net income for the six months ended June 30, 2024	—	—	65,610	—	—	65,610
Other comprehensive loss, net of tax	—	—	—	(3,033)	—	(3,033)
Impact of adoption of ASU 2023-02	—	—	(1,002)	—	—	(1,002)
Cash dividends declared ($0.66 per share)	—	—	(25,333)	—	—	(25,333)
Treasury stock issued for restricted stock awards (55,753 shares)	—	(1,697)	—	—	1,697	—
Forfeitures of restricted stock awards (32,355 shares)	—	—	236	—	(1,017)	(781)
Recognition of restricted stock compensation expense	—	2,537	—	—	—	2,537
Balance at June 30, 2024	$103,623	$409,874	$999,115	$(93,934)	$(97,235)	$1,321,443
See Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2025
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2025	$103,623	$411,785	$1,039,035	$(76,992)	$(97,157)	$1,380,294
Net income for the six months ended June 30, 2025	—	—	65,301	—	—	65,301
Other comprehensive income, net of tax	—	—	—	24,590	—	24,590
Cash dividends declared ($0.68 per share)	—	—	(26,170)	—	—	(26,170)
Treasury stock issued for restricted stock awards (128,264 shares)	—	(3,908)	—	—	3,908	—
Forfeitures of restricted stock awards (42,265 shares)	—	—	—	—	(1,536)	(1,536)
Recognition of restricted stock compensation expense	—	3,014	—	—	—	3,014
Balance at June 30, 2025	$103,623	$410,891	$1,078,166	$(52,402)	$(94,785)	$1,445,493
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

(dollars in thousands)	2025	2024
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$56,976	$91,123
INVESTING ACTIVITIES
Purchases of securities	(113,637)	(123,615)
Proceeds from maturities, prepayments and calls of securities	57,437	64,806
Proceeds from sales of securities	47,038	46,733
(Purchases) redemptions of Federal Home Loan Bank stock	(586)	13,026
Net increase in loans	(192,294)	(75,016)
Proceeds from sale of portfolio loans	—	8,923
Purchases of premises and equipment, net of proceeds from sales	(2,916)	(1,382)
Proceeds from life insurance settlement	218	784
Net payments from cash flow hedge	(3,972)	(4,910)
Net Cash Used in Investing Activities	(208,712)	(70,651)
FINANCING ACTIVITIES
Net increase (decrease) in demand, money market and savings deposits	119,995	(28,931)
Net increase in certificates of deposit	17,808	187,506
Net decrease in short-term borrowings	—	(140,000)
Repayments on long-term borrowings	(40)	(243)
Repurchase of shares for taxes on restricted stock	(1,536)	(781)
Cash dividends paid to common shareholders	(26,193)	(25,325)
Net Cash Provided by (Used in) Financing Activities	110,034	(7,774)
Net (decrease) increase in cash and due from banks	(41,702)	12,698
Cash and due from banks at beginning of period	244,820	233,612
Cash and Due From Banks at End of Period	$203,118	$246,310

Supplemental Disclosures
Right of use assets obtained in exchange for lease obligations	$2,400	$—
Cash paid for interest	$86,041	$82,646
Cash paid for income taxes, net of refunds	$11,113	$9,650
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
Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements of S&T have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, or 2024 Form 10-K, filed with the Securities and Exchange Commission, or SEC. In the opinion of management, the accompanying interim financial information reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.
Reclassification
Amounts in prior period financial statements and footnotes are reclassified whenever necessary to conform to the current period presentation. Reclassifications had no effect on our condensed consolidated financial statements.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 2. EARNINGS PER SHARE
Diluted earnings per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted earnings per share. The treasury stock method was used to determine earnings per share for the three and six months ended June 30, 2025 and June 30, 2024.
The following table reconciles the numerators and denominators of basic and diluted EPS calculations for the periods presented:

			Six Months Ended June 30,
	Three months ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Numerator for Earnings per Share—Basic and Diluted:
Net income—Treasury Stock Method—Basic and Diluted	$31,900	$34,371	$65,301	$65,610

Denominator for Earnings per Share—Treasury Stock Method:
Weighted Average Shares Outstanding—Basic	38,337,851	38,243,859	38,299,511	38,217,944
Add: Potentially dilutive shares	299,549	287,833	319,230	277,678
Denominator for Treasury Stock Method—Diluted	38,637,400	38,531,692	38,618,741	38,495,622

Earnings per share—basic	$0.83	$0.90	$1.71	$1.72
Earnings per share—diluted	$0.83	$0.89	$1.69	$1.70
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	55	323	28	181

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
There have been no changes in our valuation methodologies during the three and six months ended June 30, 2025. Refer to Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2024 Form 10-K for more information on the valuation methodologies that we use for financial instruments recorded at fair value on a recurring or nonrecurring basis.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	June 30, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$93,992	$—	$—	$93,992
Obligations of U.S. government corporations and agencies	—	10,163	—	10,163
Collateralized mortgage obligations of U.S. government corporations and agencies	—	648,306	—	648,306
Residential mortgage-backed securities of U.S. government corporations and agencies	—	32,569	—	32,569
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	230,030	—	230,030
Obligations of states and political subdivisions	—	4,959	—	4,959
Total Available-for-Sale Debt Securities	93,992	926,027	—	1,020,019
Equity securities	1,164	—	—	1,164
Total Securities Available for Sale	95,156	926,027	—	1,021,183
Securities held in a deferred compensation plan	13,041	—	—	13,041
Derivative financial assets:
Interest rate swap contracts - commercial loans	—	39,907	—	39,907
Total Assets	$108,197	$965,934	$—	$1,074,131
LIABILITIES
Derivative financial liabilities:
Interest rate swap contracts - commercial loans	$—	$40,245	$—	$40,245
Interest rate swap contracts - cash flow hedge	—	4,686	—	4,686
Total Liabilities	$—	$44,931	$—	$44,931

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$92,768	$—	$—	$92,768
Obligations of U.S. government corporations and agencies	—	15,071	—	15,071
Collateralized mortgage obligations of U.S. government corporations and agencies	—	596,284	—	596,284
Residential mortgage-backed securities of U.S. government corporations and agencies	—	33,207	—	33,207
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	224,798	—	224,798
Obligations of states and political subdivisions	—	24,287	—	24,287
Total Available-for-Sale Debt Securities	92,768	893,647	—	986,415
Equity securities	1,176	—	—	1,176
Total Securities Available for Sale	93,944	893,647	—	987,591
Securities held in a deferred compensation plan	10,876	—	—	10,876
Derivative financial assets:
Interest rate swap contracts - commercial loans	—	60,890	—	60,890
Total Assets	$104,820	$954,537	$—	$1,059,357
LIABILITIES
Derivative financial liabilities:
Interest rate swap contracts - commercial loans	$—	$61,271	$—	$61,271
Interest rate swap contracts - cash flow hedge	—	9,589	—	9,589
Total Liabilities	$—	$70,860	$—	$70,860

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our consolidated financial statements. There were no liabilities measured at fair value on a nonrecurring basis at both June 30, 2025 and December 31, 2024. There were no assets measured at fair value on a nonrecurring basis as of June 30, 2025. As of December 31, 2024, individually evaluated loans of $6.8 million were measured at fair value and classified as Level 3 on a nonrecurring basis.
Significant unobservable inputs used in the fair value measurements of Level 3 assets on a nonrecurring basis were as follows at December 31, 2024:

	December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average
(dollars in thousands)
Loans individually evaluated	$6,830	Appraisals of collateral	Appraisal adjustments(1)	20.00%	-	75.00%	63.06%
(1) Represents adjustments to appraised values related to market conditions and liquidation estimates based on management judgement.
Fair Value of Financial Instruments
The following tables present the carrying values and fair values of our financial instruments at the dates presented:

	Carrying Value(1)	Fair Value Measurements at June 30, 2025
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$203,118	$203,118	$203,118	$—	$—
Securities available for sale	1,021,183	1,021,183	95,156	926,027	—
Portfolio loans, net	7,835,854	7,625,921	—	—	7,625,921
Collateral receivable	602	602	602	—	—
Securities held in a deferred compensation plan	13,041	13,041	13,041	—	—
Mortgage servicing rights	5,316	7,846	—	—	7,846
Interest rate swap contracts - commercial loans	39,907	39,907	—	39,907	—
LIABILITIES
Deposits	$7,920,920	$7,915,269	$6,036,149	$1,879,120	$—
Collateral payable	32,880	32,880	32,880	—	—
Short-term borrowings	150,000	150,000	—	150,000	—
Long-term borrowings	50,856	50,816	—	50,816	—
Junior subordinated debt securities	49,448	49,448	—	49,448	—
Interest rate swap contracts - commercial loans	40,245	40,245	—	40,245	—
Interest rate swap contracts - cash flow hedge	4,686	4,686	—	4,686	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Value(1)	Fair Value Measurements at December 31, 2024
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$244,820	$244,820	$244,820	$—	$—
Securities available for sale	987,591	987,591	93,944	893,647	—
Portfolio loans, net	7,641,464	7,362,898	—	—	7,362,898
Collateral receivable	2,034	2,034	2,034	—	—
Securities held in a deferred compensation plan	10,876	10,876	10,876	—	—
Mortgage servicing rights	5,646	8,533	—	—	8,533
Interest rate swaps - commercial loans	60,890	60,890	—	60,890	—
LIABILITIES
Deposits	$7,783,117	$7,778,740	$5,916,154	$1,862,586	$—
Collateral payable	52,516	52,516	52,516	—	—
Short-term borrowings	150,000	150,000	—	150,000	—
Long-term borrowings	50,896	50,652	—	50,652	—
Junior subordinated debt securities	49,418	49,418	—	49,418	—
Interest rate swaps - commercial loans	61,271	61,271	—	61,271	—
Interest rate swaps - cash flow hedge	9,589	9,589	—	9,589	—
(1) As reported in the Consolidated Balance Sheets
NOTE 4. SECURITIES
The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	June 30, 2025	December 31, 2024
Debt securities	$1,020,019	$986,415
Equity securities	1,164	1,176
Total Securities Available for Sale	$1,021,183	$987,591
The following table presents the amortized cost and fair value of available-for-sale debt securities as of the dates presented:

	June 30, 2025				December 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$96,713	$89	$(2,810)	$93,992	$97,045	$—	$(4,277)	$92,768
Obligations of U.S. government corporations and agencies	10,217	—	(54)	10,163	15,260	—	(189)	15,071
Collateralized mortgage obligations of U.S. government corporations and agencies	681,481	3,670	(36,845)	648,306	643,690	872	(48,278)	596,284
Residential mortgage-backed securities of U.S. government corporations and agencies	38,151	6	(5,588)	32,569	40,109	3	(6,905)	33,207
Commercial mortgage-backed securities of U.S. government corporations and agencies	234,603	1,806	(6,379)	230,030	237,270	115	(12,587)	224,798
Obligations of states and political subdivisions	4,955	4	—	4,959	24,780	—	(493)	24,287
Total Available-for-Sale Debt Securities(1)	$1,066,120	$5,575	$(51,676)	$1,020,019	$1,058,154	$990	$(72,729)	$986,415
(1) Excludes interest receivable of $3.5 million at June 30, 2025 and $3.7 million at December 31, 2024. Interest receivable is included in other assets in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category as of the dates presented:

	June 30, 2025
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	4	$40,177	$(124)	5	$48,748	$(2,686)	9	$88,925	$(2,810)
Obligations of U.S. government corporations and agencies	—	—	—	1	10,163	(54)	1	10,163	(54)
Collateralized mortgage obligations of U.S. government corporations and agencies	10	89,974	(1,347)	55	292,504	(35,498)	65	382,478	(36,845)
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	19	32,398	(5,588)	19	32,398	(5,588)
Commercial mortgage-backed securities of U.S. government corporations and agencies	3	29,346	(289)	8	94,142	(6,090)	11	123,488	(6,379)
Obligations of states and political subdivisions	—	—		—	—	—	—	—	—
Total	17	$159,497	$(1,760)	88	$477,955	$(49,916)	105	$637,452	$(51,676)

	December 31, 2024
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	5	$45,045	$(362)	5	$47,723	$(3,915)	10	$92,768	$(4,277)
Obligations of U.S. government corporations and agencies	—	—	—	2	15,071	(189)	2	15,071	(189)
Collateralized mortgage obligations of U.S. government corporations and agencies	22	209,511	(3,393)	56	318,104	(44,885)	78	527,615	(48,278)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	8	—	21	33,030	(6,905)	22	33,038	(6,905)
Commercial mortgage-backed securities of U.S. government corporations and agencies	9	88,040	(1,741)	12	122,833	(10,846)	21	210,873	(12,587)
Obligations of states and political subdivisions	4	24,286	(493)	—	—	—	4	24,286	(493)
Total	41	$366,890	$(5,989)	96	$536,761	$(66,740)	137	$903,651	$(72,729)
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit impairment or other factors. We do not believe any individual unrealized loss as of June 30, 2025 represents a credit impairment. The unrealized losses on debt securities were attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security. At June 30, 2025, we do not intend to sell, and it is more likely than not that we will not be required to sell, the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated other comprehensive income (loss), for the periods presented:

	June 30, 2025			December 31, 2024
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Total unrealized gains (losses) on available-for-sale debt securities	$5,575	$(51,676)	$(46,101)	$990	$(72,729)	$(71,739)
Income tax (expense) benefit	(1,201)	11,132	9,931	(213)	15,644	15,431
Net Unrealized Gains (Losses), Net of Tax Included in Accumulated Other Comprehensive Income (Loss)	$4,374	$(40,544)	$(36,170)	$777	$(57,085)	$(56,308)
The amortized cost and fair value of available-for-sale debt securities at June 30, 2025 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2025
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies and obligations of states and political subdivisions
Due in one year or less	$40,118	$39,988
Due after one year through five years	71,767	69,126
Due after five years through ten years	—	—
Due after ten years	—	—
Available-for-Sale Debt Securities With Fixed Maturities	111,885	109,114
Debt Securities without a single maturity date
Collateralized mortgage obligations of U.S. government corporations and agencies	681,481	648,306
Residential mortgage-backed securities of U.S. government corporations and agencies	38,151	32,569
Commercial mortgage-backed securities of U.S. government corporations and agencies	234,603	230,030
Total Available-for-Sale Debt Securities	$1,066,120	$1,020,019
Debt securities are pledged in order to meet various regulatory and legal requirements. Restricted pledged securities had a carrying value of $40.1 million at June 30, 2025 and $27.8 million at December 31, 2024. Unrestricted pledged securities had a carrying value of $181.2 million at June 30, 2025 and $195.6 million at December 31, 2024. Any sales or changes to the pledged status of restricted pledged securities requires approval of the beneficiary. Approval is not required in order to sell or make changes to the pledged status for unrestricted pledged securities.
NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are presented net of unearned income. Unearned income consisted of net deferred loan fees and costs of $4.4 million at June 30, 2025 and $4.3 million at December 31, 2024 and a discount related to purchase accounting fair value adjustments of $2.2 million at June 30, 2025 and $2.5 million at December 31, 2024.
The following table summarizes the composition of originated and acquired loans as of the dates presented:

(dollars in thousands)	June 30, 2025	December 31, 2024
Commercial real estate	$2,824,473	$2,708,531
Commercial and industrial	1,320,652	1,351,637
Commercial construction	386,239	341,266
Business banking	1,319,410	1,303,258
Consumer real estate	1,983,483	1,933,509
Other consumer	100,177	104,757
Total Loans(1)	$7,934,434	$7,742,958
(1) Excludes interest receivable of $32.8 million at June 30, 2025 and $32.7 million at December 31, 2024. Interest receivable is included in other assets in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Modifications to Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost of loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented:

	Three Months Ended June 30, 2025
(dollars in thousands)	Term Extension	Payment Delays (Other Than Insignificant)	Term Extension and Payment Delays	Total	% of Portfolio Segment
Commercial and industrial	$9,549	$—	$—	$9,549	0.72%
Consumer real estate	14	—	630	644	0.03%
Total	$9,563	$—	$630	$10,193	0.13%

	Three Months Ended June 30, 2024
(dollars in thousands)	Term Extension	Payment Delays (Other Than Insignificant)	Term Extension and Payment Delays	Total	% of Portfolio Segment
Commercial real estate	$3,358	$—	$—	$3,358	0.13%
Commercial and industrial	9,090	12,339	—	21,429	1.51%
Consumer real estate	107	—	—	107	0.01%
Total	$12,555	$12,339	$—	$24,894	0.32%

	Six Months Ended June 30, 2025
(dollars in thousands)	Term Extension	Payment Delays (Other Than Insignificant)	Term Extension and Payment Delays	Total	% of Portfolio Segment
Commercial and industrial	$9,549	—	$2,042	$11,591	0.88%
Consumer real estate	276	—	630	906	0.05%
Total	$9,825	$—	$2,672	$12,497	0.16%

	Six Months Ended June 30, 2024
(dollars in thousands)	Term Extension	Payment Delays (Other Than Insignificant)	Term Extension and Interest Rate Reduction	Total	% of Portfolio Segment
Commercial real estate	$4,188	$—	$—	$4,188	0.16%
Commercial and industrial	9,090	12,339	—	21,429	1.51%
Consumer real estate	107	—	—	107	0.01%
Total	$13,385	$12,339	$—	$25,724	0.33%
The following tables describe the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension and Payment Delays (in months)	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension and Payment Delays (in months)
Commercial and industrial	7	—	7	13
Consumer real estate	96	13	121	13

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Weighted-Average Term Extension (in Months)	Weighted-Average Payment Deferral (in Months)	Weighted-Average Term Extension (in Months)	Weighted-Average Payment Deferral (in Months)
Commercial real estate	8	—	8	—
Commercial and industrial	10	6	10	6
Consumer real estate	68	—	68	—

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts.
The following tables present the aging analysis of modifications in the last 12 months to borrowers experiencing financial difficulty as of the dates presented:

	June 30, 2025
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$541	$—	$—	$—	$541
Commercial and industrial	11,591	—	—	—	11,591
Commercial construction	—	—	—	—	—
Consumer real estate	995	117	98	75	1,285
Total	$13,127	$117	$98	$75	$13,417

	June 30, 2024
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$4,188	$—	$—	$—	$4,188
Commercial and industrial	21,429	—	—	—	21,429
Business banking	110	—	—	—	110
Consumer real estate	107	—	—	—	107
Total	$25,834	$—	$—	$—	$25,834
A payment default is defined as a loan having a payment past due 90 days or more. There was one payment default in the amount of $0.1 million during the three months ended June 30, 2025 and two payment defaults in the amount of $3.9 million in the six months ended June 30, 2025 compared to none in the same periods in 2024. Additionally, we had 11 commitments to lend an additional $0.1 million to borrowers experiencing financial difficulty that had a modification during the twelve months ended June 30, 2025 and three commitments to lend an additional $1.2 million to borrowers experiencing financial difficulty that had a modification during the same period in 2024.
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
Commercial Construction—Loans made to finance construction of buildings or other structures, as well as to finance the acquisition and development of raw land for various purposes. While these loans are generally confined to the construction

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
period, if there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the type of project and the experience and resources of the developer.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the dates presented:

	June 30, 2025
	Risk Rating by Year of Origination
(dollars in thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Pass	$256,433	$283,027	$291,889	$352,175	$386,657	$1,144,116	$42,783	$—	$2,757,080
Special mention	—	—	225	330	1,814	39,664	254	—	42,287
Substandard	—	—	3,936	975	—	20,195	—	—	25,106
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate	256,433	283,027	296,050	353,480	388,471	1,203,975	43,037	—	2,824,473
Year-to-date Gross Charge-offs	—	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	56,481	116,416	121,931	178,019	110,610	167,318	475,019	—	1,225,794
Special mention	—	—	2,028	670	9	13,680	20,338	—	36,725
Substandard	—	531	1,759	—	19,373	5,729	30,741	—	58,133
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial	56,481	116,947	125,718	178,689	129,992	186,727	526,098	—	1,320,652
Year-to-date Gross Charge-offs	256	—	—	172	—	—	—	—	428

Commercial Construction
Pass	79,460	127,168	101,433	41,765	12,273	1,358	7,284	—	370,741
Special mention	—	—	—	14,629	—	—	—	—	14,629
Substandard	—	869	—	—	—	—	—	—	869
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	79,460	128,037	101,433	56,394	12,273	1,358	7,284	—	386,239
Year-to-date Gross Charge-offs	—	—	—	119	—	—	—	—	119

Business Banking
Pass	95,474	142,007	216,736	212,660	165,531	367,966	95,412	388	1,296,174
Special mention	—	384	—	94	798	4,228	33	162	5,699
Substandard	—	19	2,839	1,557	3,773	8,532	254	563	17,537
Doubtful	—	—	—	—	—	—	—	—	—
Total Business Banking	95,474	142,410	219,575	214,311	170,102	380,726	95,699	1,113	1,319,410
Year-to-date Gross Charge-offs	—	—	131	1	34	156	—	—	322

Consumer Real Estate
Pass	75,177	223,259	312,437	316,024	128,049	295,095	591,452	29,860	1,971,353
Special mention	—	—	—	—	—	91	—	—	91
Substandard	—	157	1,322	299	189	5,406	1,803	2,863	12,039
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	75,177	223,416	313,759	316,323	128,238	300,592	593,255	32,723	1,983,483
Year-to-date Gross Charge-offs	—	7	38	—	—	83	30	394	552

Other Consumer
Pass	4,160	6,437	5,229	5,524	2,005	1,431	69,417	5,775	99,978
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	17	—	15	149	—	18	199
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	4,160	6,437	5,246	5,524	2,020	1,580	69,417	5,793	100,177
Year-to-date Gross Charge-offs	338	6	28	51	19	55	—	622	1,119

Pass	567,185	898,314	1,049,655	1,106,167	805,125	1,977,284	1,281,367	36,023	7,721,120
Special mention	—	384	2,253	15,723	2,621	57,663	20,625	162	99,431
Substandard	—	1,576	9,873	2,831	23,350	40,011	32,798	3,444	113,883
Doubtful	—	—	—	—	—	—	—	—	—
Total Loan Balance	$567,185	$900,274	$1,061,781	$1,124,721	$831,096	$2,074,958	$1,334,790	$39,629	$7,934,434

Year-to-date Gross Charge-offs	$594	$13	$197	$343	$53	$294	$30	$1,016	$2,540

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	June 30, 2025
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,813,067	$2,147	$7,027	$2,232	$11,406	$2,824,473
Commercial and industrial	1,315,373	819	—	4,460	5,279	1,320,652
Commercial construction	385,370	—	—	869	869	386,239
Business banking	1,313,288	1,281	1,190	3,651	6,122	1,319,410
Consumer real estate	1,969,296	1,731	2,540	9,916	14,187	1,983,483
Other consumer	99,637	330	26	184	540	100,177
Total	$7,896,031	$6,308	$10,783	$21,312	$38,403	$7,934,434

	December 31, 2024
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,705,303	$—	$—	$3,228	$3,228	$2,708,531
Commercial and industrial	1,338,053	415	1,996	11,173	13,584	1,351,637
Commercial construction	340,230	—	1,036	—	1,036	341,266
Business banking	1,297,651	2,336	283	2,988	5,607	1,303,258
Consumer real estate	1,918,150	2,464	2,577	10,318	15,359	1,933,509
Other consumer	104,156	216	155	230	601	104,757
Total	$7,703,543	$5,431	$6,047	$27,937	$39,415	$7,742,958
The following tables present loans on nonaccrual status by class of loan for the year-to-date periods presented:

	June 30, 2025
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$3,228	$2,232	$1,972	$70
Commercial and industrial	11,173	4,460	4,169	58
Commercial construction	—	869	—	25
Business banking	2,988	3,651	—	69
Consumer real estate	10,318	9,916	—	300
Other consumer	230	184	—	1
Total	$27,937	$21,312	$6,141	$523
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

	December 31, 2024
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$6,320	$3,228	$984	$116
Commercial and industrial	878	11,173	311	85
Commercial construction	4,960	—	—	700
Business banking	4,147	2,988	—	93
Consumer real estate	6,312	10,318	—	392
Other consumer	330	230	—	3
Total	$22,947	$27,937	$1,295	$1,389
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present collateral-dependent loans as of the dates presented:

	June 30, 2025
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets
Commercial real estate	$1,972	$—
Commercial and industrial	—	4,169
Total	$1,972	$4,169

	December 31, 2024
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets
Commercial real estate	$2,028	$—
Commercial and industrial	—	9,937
Total	$2,028	$9,937
The following tables present activity in the ACL for the periods presented:

	Three Months Ended June 30, 2025
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$29,895	$33,414	$5,880	$11,213	$15,907	$2,701	$99,010
Provision for credit losses on loans(1)	438	(1,157)	677	387	(206)	589	728
Charge-offs	—	(256)	(89)	(179)	(390)	(742)	(1,656)
Recoveries	2	79	—	40	216	161	498
Net Recoveries (Charge-offs)	2	(177)	(89)	(139)	(174)	(581)	(1,158)
Balance at End of Period	$30,335	$32,080	$6,468	$11,461	$15,527	$2,709	$98,580
(1) Excludes the provision for credits losses for unfunded commitments.

	Three Months Ended June 30, 2024
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$35,612	$34,207	$5,149	$11,798	$15,410	$2,626	$104,802
Provision for credit losses on loans(1)	1,101	(149)	198	(868)	231	447	960
Charge-offs	—	—	—	(96)	(332)	(417)	(845)
Recoveries	364	677	—	49	67	76	1,233
Net Recoveries (Charge-offs)	364	677	—	(47)	(265)	(341)	388
Balance at End of Period	$37,077	$34,735	$5,347	$10,883	$15,376	$2,732	$106,150
(1) Excludes the provision for credit losses for unfunded commitments.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present activity in the ACL for the periods presented:

	Six Months Ended June 30, 2025
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$30,254	$37,084	$4,893	$10,681	$15,776	$2,806	$101,494
Provision for credit losses on loans(1)	(54)	(4,800)	1,694	1,037	(47)	387	(1,783)
Charge-offs	—	(428)	(119)	(322)	(552)	(1,119)	(2,540)
Recoveries	135	224	—	65	350	635	1,409
Net Recoveries (Charge-offs)	135	(204)	(119)	(257)	(202)	(484)	(1,131)
Balance at End of Period	$30,335	$32,080	$6,468	$11,461	$15,527	$2,709	$98,580
(1) Excludes the provision for credits losses for unfunded commitments.

	Six Months Ended June 30, 2024
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$37,886	$34,538	$5,382	$12,858	$14,663	$2,639	$107,966
Provision for credit losses on loans(1)	3,938	532	(35)	(1,862)	1,089	723	4,385
Charge-offs	(5,205)	(1,128)	—	(194)	(471)	(786)	(7,784)
Recoveries	458	793	—	81	95	156	1,583
Net Charge-offs	(4,747)	(335)	—	(113)	(376)	(630)	(6,201)
Balance at End of Period	$37,077	$34,735	$5,347	$10,883	$15,376	$2,732	$106,150
(1) Excludes the provision for credits losses for unfunded commitments.
NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivatives Designated as Hedging Instruments
The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivative Assets (Included in Other Assets)				Derivative Liabilities (Included in Other Liabilities)
	June 30, 2025		December 31, 2024		June 30, 2025		December 31, 2024
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts - cash flow hedges	$—	$—	$—	$—	$450,000	$4,686	$500,000	$9,589
Total Derivatives Designated as Hedging Instruments	—	—	—	—	450,000	4,686	500,000	9,589

Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	782,665	39,907	850,104	60,890	782,665	40,245	850,104	61,271
Total Derivatives Not Designated as Hedging Instruments	782,665	39,907	850,104	60,890	782,665	40,245	850,104	61,271
Total Derivatives	$782,665	$39,907	$850,104	$60,890	$1,232,665	$44,931	$1,350,104	$70,860

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table indicates the gross amounts of interest rate swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivative Assets (Included in Other Assets)		Derivative Liabilities (Included in Other Liabilities)
(dollars in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Gross amounts recognized	$39,907	$60,890	$44,931	$70,860
Gross amounts offset	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	39,907	60,890	44,931	70,860
Netting adjustments(1)	(4,686)	(8,317)	(4,686)	(8,317)
Cash collateral(2)	(32,762)	(52,516)	(600)	(2,034)
Net Amount	$2,459	$57	$39,645	$60,509
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

The following table presents the effect, net of tax, of the cash flow hedges on Other Comprehensive Income (Loss), or OCI, and on the Condensed Consolidated Statements of Comprehensive Income for the periods presented:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Income
(dollars in thousands)	Three months ended June 30, 2025	Three months ended June 30, 2024	Three months ended June 30, 2025	Three months ended June 30, 2024
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedge	$1,404	$979	$(1,520)	$(2,776)
Total	$1,404	$979	$(1,520)	$(2,776)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Income
(dollars in thousands)	Six months ended June 30, 2025	Six months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedges	$3,850	$(1,859)	$(3,211)	$(5,440)
Total	$3,850	$(1,859)	$(3,211)	$(5,440)
Amounts reported in OCI related to derivatives that are designated as hedging instruments are reclassified to interest income as interest payments are received on variable rate assets. During the next twelve months, we estimate that an additional $4.1 million will be reclassified as a decrease to interest income. Our current interest rate swap agreements have three to five year terms with maturity dates extending into 2027.
The following table indicates the gain recognized in income on derivatives not designated as hedging instruments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$46	$48	$94	$82
Total Derivatives Gain	$46	$48	$94	$82
NOTE 7. TAX CREDIT EQUITY INVESTMENTS
As part of our responsibilities under the Community Reinvestment Act and due to their favorable federal income tax benefits, we invest in low-income-housing tax credit, or LIHTC, and historic tax credit, or HTC, partnerships. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. No impairment losses were recognized for the three and six months ended June 30, 2025 and June 30, 2024.
The following table presents the balances included in the Consolidated Balance Sheets as of the dates presented:

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)	June 30, 2025	December 31, 2024
Tax credit equity investment(1)	$38,115	$40,577
Unfunded commitments(2)	4,241	5,887
(1) Included in other assets in the Consolidated Balance Sheets
(2) Included in other liabilities in the Consolidated Balance Sheets
The following table summarizes the amortization expense and tax credits included in income tax expense in the Condensed Consolidated Statements of Comprehensive Income for the periods presented:

	Three Months Ended June 30,
(dollars in thousands)	2025	2024
Tax credits and other tax benefits recognized	$1,388	$906
Amortization	1,231	767
Net benefit included in income tax expense	$157	$139

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Tax credits and other tax benefits recognized	$2,776	$1,812
Amortization	2,462	1,535
Net benefit included in income tax expense	$314	$277
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
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	June 30, 2025	December 31, 2024
Commitments to extend credit	$2,527,223	$2,382,847
Standby letters of credit	66,825	69,558
Total	$2,594,048	$2,452,405
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the change in components of other comprehensive income (loss) for the periods presented, net of tax effects.

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(dollars in thousands)	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount
Change in net unrealized gains (losses) on available-for-sale debt securities	$8,296	$(1,770)	$6,526	$7	$(2)	$5
Net available-for-sale securities losses reclassified into earnings	—	—	—	3,150	(678)	2,472
Change in interest rate swap	1,786	(382)	1,404	1,248	(269)	979
Adjustment to funded status of employee benefit plans	379	(76)	303	391	(84)	307
Other Comprehensive Income	$10,461	$(2,228)	$8,233	$4,796	$(1,033)	$3,763

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(dollars in thousands)	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Change in net unrealized gains (losses) on available-for-sale debt securities	$23,343	$(5,007)	$18,336	$(5,773)	$1,704	$(4,069)
Net available-for-sale securities losses reclassified into earnings	2,295	(493)	1,802	3,147	(929)	2,218
Change in interest rate swap	4,903	(1,053)	3,850	(2,417)	558	(1,859)
Adjustment to funded status of employee benefit plans	760	(158)	602	802	(125)	677
Other Comprehensive Income (Loss)	$31,301	$(6,711)	$24,590	$(4,241)	$1,208	$(3,033)

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations for the three and six months ended June 30, 2025 and 2024. Our MD&A should be read in conjunction with our Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. Further, we view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates as of June 30, 2025 remained unchanged from the disclosures presented in our 2024 Form 10-K under Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
The following table reconciles interest and dividend income and net interest income per the Condensed Consolidated Statements of Comprehensive Income to interest income, net interest income and net interest margin on an FTE basis (non-GAAP) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Total Interest and Dividend Income	$128,906	$128,765	$253,754	$256,519
Plus: taxable equivalent adjustment	590	682	1,208	1,375
Interest and Dividend Income on an FTE Basis (Non-GAAP)	$129,496	$129,447	$254,962	$257,894

Total Interest and Dividend Income	$128,906	$128,765	$253,754	$256,519
Less: Interest expense	(42,334)	(45,171)	(83,859)	(89,448)
Net Interest Income	86,572	83,594	169,895	167,071
Plus: taxable equivalent adjustment	590	682	1,208	1,375
Net Interest Income on an FTE Basis (Non-GAAP)	$87,162	$84,276	$171,103	$168,446

Net interest margin	3.85%	3.82%	3.82%	3.81%
Plus: taxable equivalent adjustment	0.03%	0.03%	0.02%	0.03%
Net Interest Margin on an FTE Basis (Non-GAAP)	3.88%	3.85%	3.84%	3.84%

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Net income (annualized)	$127,951	$138,239	$131,684	$131,941
Plus: amortization of intangibles (annualized) net of tax	653	921	712	932
Net income before amortization of intangibles (annualized)	$128,604	$139,160	$132,396	$132,873

Average shareholders' equity	$1,436,288	$1,303,270	$1,418,741	$1,296,892
Less: average goodwill and other intangible assets, net of deferred tax liability	(375,572)	(376,285)	(375,656)	(376,402)
Average tangible shareholders' equity	$1,060,716	$926,985	$1,043,085	$920,490
Return on Average Tangible Shareholders' Equity (non-GAAP)	12.12%	15.01%	12.69%	14.44%
Executive Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.8 billion at June 30, 2025. We operate in Pennsylvania and Ohio providing a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
We earn revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. We incur expenses for the cost of deposits and other funding sources, provision for credit losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.
Our purpose is building our future together through people-forward banking. We believe that all banking should be personal. We cultivate relationships rooted in trust, strengthened by going above and beyond and renewed with every interaction. Our strategic priorities for 2025 and beyond will be focused on growing our deposit franchise, core profitability, asset quality and talent and engagement.
Earnings Summary
The following table presents a summary of key profitability metrics for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Net income	$31,900	$34,371	$65,301	$65,610
Earnings per share - diluted	$0.83	$0.89	$1.69	$1.70
Return on average assets	1.32%	1.45%	1.36%	1.38%
Return on average shareholders' equity	8.91%	10.61%	9.28%	10.17%
Return on average tangible shareholders' equity (non-GAAP)(1)	12.12%	15.01%	12.69%	14.44%
(1) Reconciled to GAAP in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.
We recognized net income of $31.9 million, or $0.83 per diluted share, for the three months ended June 30, 2025 compared to net income of $34.4 million, or $0.89 per diluted share, for the same period in 2024 and net income of $65.3 million, or $1.69 per diluted share, for the six months ended June 30, 2025 compared to net income of $65.6 million, or $1.70 per diluted share, for the same period in 2024.
Net interest income increased $3.0 million, or 3.56 percent, and $2.8 million, or 1.69 percent, for the three and six months ended June 30, 2025 compared to the same periods in 2024. Net interest margin, or NIM, on an FTE basis (non-GAAP) increased 3 basis points to 3.88% for the three months ended June 30, 2025 compared to 3.85% in the same period in 2024 and remained unchanged at 3.84% for the six months ended June 30, 2025 and June 30, 2024. These improvements in both net interest income on an FTE basis (non-GAAP) and NIM on an FTE basis (non-GAAP) were primarily due to the impact of lower interest rates on interest bearing liabilities and an improvement on our overall funding mix. Strong customer deposit growth in 2024 and 2025 has reduced our levels of wholesale funding.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The provision for credit losses increased $1.6 million to $2.0 million for the three months ended June 30, 2025 compared to $0.4 million for the same period in 2024. The increase was primarily due to a higher provision for unfunded loan commitments and an increase in loan charge-offs which was partially offset by a lower level of allowance for credit losses, or ACL, due to improved asset quality. The provision for credit losses decreased $4.1 million to a negative $1.1 million for the six months ended June 30, 2025 compared to $3.0 million for the same period in 2024. The decrease was due to a lower level of ACL related to improved asset quality, including a $4.2 million reduction in specific reserves for individually evaluated loans during the three months ended March 31, 2025, and a decrease in loan charge-offs.
Noninterest income increased $0.2 million for the three months ended June 30, 2025 and decreased $2.2 million for the six months ended June 30, 2025 compared to the same periods in 2024. The increase of $0.2 million related to no security losses for the three months ended June 30, 2025 compared to $3.2 million of losses in the same period in the prior year offset by a $2.9 million decline in other noninterest income primarily related to a fair value adjustment of $3.2 million from the Visa exchange offer for Visa Class B-1 common stock in the three months ended June 30, 2024. The $2.2 million decrease in noninterest income for the six months ended June 30, 2025 was primarily related to the fair value adjustment of $3.2 million for the Visa exchange offer offset by lower losses on securities in the six months ended June 30, 2025.
Noninterest expense increased $4.5 million, or 8.41 percent, and $5.1 million, or 4.70 percent, for the three and six months ended June 30, 2025 compared to the same periods in 2024. The most significant change in noninterest expense related to salaries and employee benefits which increased $2.5 million and $2.9 million for the three and six months ended June 30, 2025 compared to the same periods in 2024 due to annual merit increases, higher incentives and increased medical costs.
Our effective tax rate was 20.2 percent and 20.1 percent for the three and six months ended June 30, 2025 compared to 19.8 percent and 20.0 percent for the three and six months ended June 30, 2024. The increase in the effective tax rate for the three and six months ended June 30, 2025 was primarily due to a decrease in tax-exempt interest income partially offset by an increase in low-income housing tax credits compared to the same period in 2024.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and six months ended June 30, 2025 Compared to Three and six months ended June 30, 2024
Net Interest Income
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$120,156	$1,335	4.46%	$143,521	$1,952	5.47%
Securities, at fair value(1)(2)	1,011,629	9,575	3.79%	961,552	7,048	2.93%
Loans held for sale	—	—	—%	27	—	7.37%
Commercial real estate	3,477,321	50,951	5.88%	3,346,725	49,676	5.97%
Commercial and industrial	1,519,133	25,408	6.71%	1,606,173	29,462	7.38%
Commercial construction	382,363	6,614	6.94%	374,856	7,292	7.82%
Total Commercial Loans	5,378,817	82,973	6.19%	5,327,754	86,430	6.52%
Residential mortgage	1,674,231	21,993	5.26%	1,528,200	19,088	5.00%
Home equity	670,066	10,648	6.37%	644,545	11,236	7.01%
Installment and other consumer	99,550	1,956	7.88%	105,313	2,259	8.63%
Consumer construction	41,025	698	6.82%	72,899	1,082	5.97%
Total Consumer Loans	2,484,872	35,295	5.69%	2,350,957	33,665	5.75%
Total Portfolio Loans	7,863,689	118,268	6.03%	7,678,711	120,095	6.29%
Total Loans(1)(3)	7,863,689	118,268	6.03%	7,678,738	120,095	6.29%
Total other earning assets	16,537	318	7.70%	20,087	352	7.04%
Total Interest-earning Assets	9,012,011	$129,496	5.76%	8,803,898	$129,447	5.91%
Noninterest-earning assets	712,891			756,552
Total Assets	$9,724,902			$9,560,450
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$763,687	$1,919	1.01%	$822,671	$2,306	1.13%
Money market	2,188,771	16,598	3.04%	1,938,963	15,660	3.25%
Savings	880,448	1,517	0.69%	915,768	1,583	0.70%
Certificates of deposit	1,872,329	19,022	4.07%	1,774,037	20,080	4.55%
Total Interest-bearing Deposits	5,705,235	39,056	2.75%	5,451,439	39,629	2.92%
Short-term borrowings	135,659	1,567	4.63%	261,923	3,319	5.09%
Long-term borrowings	50,866	482	3.80%	39,099	441	4.53%
Junior subordinated debt securities	49,439	877	7.12%	49,379	1,004	8.18%
Total Borrowings	235,964	2,926	4.97%	350,401	4,764	5.46%
Other interest-bearing liabilities	32,202	352	4.39%	57,734	778	5.42%
Total Interest-bearing Liabilities	5,973,401	42,334	2.84%	5,859,574	45,171	3.10%
Noninterest-bearing liabilities	2,315,213			2,397,606
Shareholders' equity	1,436,288			1,303,270
Total Liabilities and Shareholders' Equity	$9,724,902			$9,560,450
Net Interest Income (FTE) (non-GAAP)(1)(2)		$87,162			$84,276
Net Interest Margin (FTE) (non-GAAP)(1)(2)			3.88%			3.85%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$124,423	$2,751	4.46%	$144,079	$4,018	5.61%
Securities, at fair value(1)(2)	1,001,080	18,450	3.69%	964,128	13,846	2.87%
Loans held for sale	—	—	—%	101	4	7.16%
Commercial real estate	3,436,686	99,691	5.85%	3,355,933	99,233	5.95%
Commercial and industrial	1,527,139	50,727	6.70%	1,616,403	59,230	7.37%
Commercial construction	378,643	13,037	6.94%	369,972	14,285	7.76%
Total Commercial Loans	5,342,468	163,455	6.17%	5,342,308	172,748	6.50%
Residential mortgage	1,667,242	43,538	5.23%	1,503,405	37,274	4.97%
Home equity	661,636	20,796	6.34%	646,405	22,506	7.00%
Installment and other consumer	99,476	3,910	7.93%	108,106	4,642	8.64%
Consumer construction	43,080	1,461	6.84%	71,288	2,051	5.79%
Total Consumer Loans	2,471,434	69,705	5.67%	2,329,204	66,473	5.73%
Total Portfolio Loans	7,813,902	233,160	6.01%	7,671,512	239,221	6.27%
Total Loans(1)(3)	7,813,902	233,160	6.01%	7,671,613	239,225	6.27%
Total other earning assets	16,652	601	7.21%	22,711	805	7.08%
Total Interest-earning Assets	8,956,057	$254,962	5.73%	8,802,531	$257,894	5.89%
Noninterest-earning assets	719,996			747,147
Total Assets	$9,676,053			$9,549,678
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$771,455	$3,849	1.01%	$825,883	$4,625	1.13%
Money market	2,138,836	31,874	3.01%	1,929,486	30,721	3.20%
Savings	882,531	2,967	0.68%	927,618	3,066	0.66%
Certificates of deposit	1,866,616	38,720	4.18%	1,706,548	37,878	4.46%
Total Interest-bearing Deposits	5,659,438	77,410	2.76%	5,389,535	76,290	2.85%
Short-term borrowings	126,740	2,910	4.63%	335,137	8,779	5.26%
Long-term borrowings	50,876	959	3.80%	39,160	883	4.53%
Junior subordinated debt securities	49,431	1,752	7.15%	49,372	2,014	8.20%
Total Borrowings	227,047	5,621	4.99%	423,669	11,676	5.54%
Other interest-bearing liabilities	38,032	828	4.39%	54,986	1,482	5.42%
Total Interest-bearing Liabilities	5,924,517	83,859	2.85%	5,868,190	89,448	3.06%
Noninterest-bearing liabilities	2,332,795			2,384,596
Shareholders' equity	1,418,741			1,296,892
Total Liabilities and Shareholders' Equity	$9,676,053			$9,549,678
Net Interest Income (FTE) (non-GAAP)(1)(2)		$171,103			$168,446
Net Interest Margin (FTE) (non-GAAP)(1)(2)			3.84%			3.84%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.
Net interest income on an FTE basis (non-GAAP) increased $2.9 million, or 3.4 percent, and $2.7 million, or 1.6 percent, for the three and six months ended June 30, 2025 compared to the same periods in 2024. NIM on an FTE basis (non-GAAP) increased 3 basis points for the three months ended June 30, 2025 and remained unchanged for the six months ended June 30, 2025 compared to the same periods in 2024. These improvements in both net interest income and NIM, on an FTE basis (non-GAAP) were primarily due to the impact of lower interest rates on interest bearing liabilities and an improvement in our overall funding mix. Strong customer deposit growth in 2024 and 2025 has reduced our levels of borrowings and brokered deposits.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income on an FTE basis (non-GAAP) remained relatively unchanged for the three months ended June 30, 2025 and decreased $2.9 million for the six months ended June 30, 2025 compared to the same periods in 2024. The decrease in interest income on an FTE basis (non-GAAP) for the six months ended June 30, 2025 was primarily due to lower interest rates. The average yield on loan balances decreased 26 basis points for both the three and six months ended June 30, 2025 compared to the same periods in 2024. Average loan balances increased $185.0 million and $142.3 million for the three and six months ended June 30, 2025 compared to the same periods in 2024. Partially offsetting the lower interest income on loans was higher interest income on securities primarily due to the repositioning of $193.6 million of securities during 2024 and 2025. The average yield on securities increased 86 and 82 basis points for the three and six months ended June 30, 2025 compared to the same periods in 2024. Overall, the FTE rate (non-GAAP) on interest-earning assets decreased 15 and 16 basis points for the three and six months ended June 30, 2025 compared to the same periods in 2024.
Interest expense decreased $2.8 million and $5.6 million for the three and six months ended June 30, 2025 compared to the same periods in 2024. The decrease in interest expense was primarily due to lower levels of borrowings and decreased interest rates. Average interest-bearing deposits increased $253.8 million and $269.9 million for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to increases in certificates of deposit and money market balances. Average borrowings decreased $114.4 million and $196.6 million for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to increased customer deposits. Overall, the cost of interest-bearing liabilities decreased 26 and 21 basis points for the three and six months ended June 30, 2025 compared to the same periods in 2024.
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2025 Compared to June 30, 2024			Six Months Ended June 30, 2025 Compared to June 30, 2024
(dollars in thousands)	Volume (4)	Rate (4)	Total	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$(318)	$(298)	$(616)	$(548)	$(719)	$(1,267)
Securities, at fair value(1)(2)	367	2,159	2,526	531	4,073	4,604
Loans held for sale	—	—	—	(4)	—	(4)
Commercial real estate	1,939	(664)	1,275	2,388	(1,930)	458
Commercial and industrial	(1,597)	(2,457)	(4,054)	(3,271)	(5,232)	(8,503)
Commercial construction	146	(823)	(677)	335	(1,583)	(1,248)
Total Commercial Loans	488	(3,944)	(3,456)	(548)	(8,745)	(9,293)
Residential mortgage	1,824	1,081	2,905	4,062	2,201	6,263
Home equity	445	(1,033)	(588)	530	(2,240)	(1,710)
Installment and other consumer	(124)	(179)	(303)	(370)	(362)	(732)
Consumer construction	(473)	89	(384)	(812)	222	(590)
Total Consumer Loans	1,672	(42)	1,630	3,410	(179)	3,231
Total Portfolio Loans	2,160	(3,986)	(1,826)	2,862	(8,924)	(6,062)
Total Loans(1)(3)	2,160	(3,986)	(1,826)	2,858	(8,924)	(6,066)
Total other earning assets	(62)	28	(34)	(215)	12	(203)
Change in Interest Earned on Interest-earning Assets	$2,147	$(2,097)	$50	$2,626	$(5,558)	$(2,932)
Interest paid on:
Interest-bearing demand	$(165)	$(222)	$(387)	$(305)	$(471)	$(776)
Money market	2,018	(1,080)	938	3,333	(2,181)	1,152
Savings	(61)	(5)	(66)	(149)	50	(99)
Certificates of deposit	1,112	(2,170)	(1,058)	3,553	(2,711)	842
Total Interest-bearing Deposits	2,904	(3,477)	(573)	6,432	(5,313)	1,119
Short-term borrowings	(1,600)	(153)	(1,753)	(5,459)	(410)	(5,869)
Long-term borrowings	133	(91)	42	264	(188)	76
Junior subordinated debt securities	1	(128)	(127)	2	(265)	(263)
Total Borrowings	(1,466)	(372)	(1,838)	(5,193)	(863)	(6,056)
Other interest-bearing liabilities	(344)	(81)	(425)	(456)	(196)	(652)
Change in Interest Paid on Interest-bearing Liabilities	1,094	(3,930)	(2,836)	783	(6,372)	(5,589)
Change in Net Interest Income	$1,053	$1,833	$2,886	$1,843	$814	$2,657
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
The provision for credit losses increased $1.6 million to $2.0 million for the three months ended June 30, 2025 compared to $0.4 million for the same period in 2024. The increase was primarily due to a higher provision for unfunded loan commitments and an increase in loan charge-offs which was partially offset by a lower level of ACL due to improved asset quality. The provision for credit losses decreased $4.1 million to a negative $1.1 million for the six months ended June 30, 2025 compared to $3.0 million for the same period in 2024. The decrease was due to a lower level of ACL related to improved asset quality, including a $4.2 million reduction in specific reserves for individually evaluated loans during the three months ended March 31, 2025, and a decrease in loan charge-offs.
Net loan charge-offs were $1.2 million and $1.1 million for the three and six months ended June 30, 2025 compared to net loan recoveries of $0.4 million and net loan charge-offs of $6.2 million for the same periods in 2024.
Refer to the "Allowance for Credit Losses" section of this MD&A for further details.
Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net loss on sale of securities	$—	$(3,150)	$3,150	NM	$(2,295)	$(3,147)	$852	(27.1)%
Debit and credit card	4,588	4,713	(125)	(2.7)%	8,776	8,948	(172)	(1.9)%
Service charges on deposit accounts	4,090	4,089	1	—%	8,052	7,917	135	1.7%
Wealth management	3,042	2,995	47	1.6%	6,126	6,037	89	1.5%
Other noninterest income	1,780	4,658	(2,878)	(61.8)%	3,270	6,380	(3,110)	(48.7)%
Total Noninterest Income	$13,500	$13,305	$195	1.5%	$23,929	$26,135	$(2,206)	(8.4)%
NM - not meaningful
Noninterest income increased $0.2 million for the three months ended June 30, 2025 and decreased $2.2 million for the six months ended June 30, 2025 compared to the same periods in 2024. The increase of $0.2 million related to no security losses recognized for the three months ended June 30, 2025 compared to $3.2 million of losses recognized in the same period in the prior year offset by a $2.9 million decline in other noninterest income primarily related to a fair value adjustment of $3.2 million from the Visa exchange offer for Visa Class B-1 common stock in the three months ended June 30, 2024. The decrease of $2.2 million in noninterest income for the six months ended June 30, 2025 was primarily related to the fair value adjustment of $3.2 million for the Visa exchange offer in 2024 offset by lower losses on securities in the six months ended June 30, 2025.

Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Salaries and employee benefits	$32,907	$30,388	$2,519	8.3%	$62,760	$59,900	$2,860	4.8%
Data processing and information technology	4,847	4,215	632	15.0%	9,777	9,169	608	6.6%
Occupancy	4,024	3,649	375	10.3%	8,326	7,519	807	10.7%
Furniture, equipment and software	3,352	3,382	(30)	(0.9)%	6,835	6,854	(19)	(0.3)%
Other taxes	2,088	1,433	655	45.7%	3,582	3,304	278	8.4%
Marketing	1,490	1,404	86	6.1%	3,105	3,347	(242)	(7.2)%
Professional services and legal	1,739	1,403	336	23.9%	3,025	3,123	(98)	(3.1)%
FDIC insurance	1,062	1,053	9	0.9%	2,102	2,102	—	—%
Other	6,605	6,681	(76)	(1.1)%	13,693	12,810	883	6.9%
Total Noninterest Expense	$58,114	$53,608	$4,506	8.4%	$113,205	$108,128	$5,077	4.7%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest expense increased $4.5 million and $5.1 million for the three and six months ended June 30, 2025 compared to the same periods in 2024. Salaries and employee benefits increased $2.5 million and $2.9 million for the three and six months ended June 30, 2025 primarily due to annual merit increases, higher incentives and increased medical costs. Data processing and information technology increased $0.6 million for both the three and six months ended June 30, 2025 compared to the same periods in 2024 due to additional services provided through our third party vendor. Occupancy increased $0.4 million and $0.8 million for the three and six months ended June 30, 2025 due to increased maintenance and utility costs. Other taxes increased $0.7 million and $0.3 million for the three and six months ended June 30, 2025 due to the timing of education and Neighborhood Assistance Program, or NAP, contribution credits and higher shares tax compared to the same periods in 2024. Professional services and legal expense increased $0.3 million for the three months ended June 30, 2025 due to additional consulting engagements and increased legal expenses. Other noninterest expense increased $0.9 million for the six months ended June 30, 2025 compared to the same periods in 2024 primarily related to higher loan collection, recruitment and charitable contribution expenses.
Provision for Income Taxes
The provision for income taxes decreased $0.4 million to $8.1 million for the three months ended June 30, 2025 compared to $8.5 million for the same period in 2024 and remained unchanged at $16.4 million for the six months ended June 30, 2025 and the same period in 2024. Our effective tax rate was 20.2 percent for the three months ended June 30, 2025 and 20.1 percent for the six months ended June 30, 2025 compared to 19.8 percent and 20.0 percent for the same periods in 2024. The increase in our effective tax rate for the three and six month periods ended June 30, 2025 was primarily due to a decrease in tax-exempt interest income partially offset by an increase in low-income housing tax credits compared to the same periods in 2024.
On July 4, 2025, “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” was signed into law. The Act extends many of the key provisions of the 2017 Tax Cuts and Jobs Act, or TCJA, which were previously set to expire at the end of this year, and introduces several new tax measures.We are currently evaluating income tax implications of the Act. We do not expect the Act to have a material impact on our consolidated financial statements.
Financial Condition as of June 30, 2025
Total assets increased $152.1 million to $9.8 billion at June 30, 2025 compared to $9.7 billion at December 31, 2024. Total portfolio loans increased $191.5 million to $7.9 billion at June 30, 2025 compared to December 31, 2024. The commercial loan portfolio increased $148.8 million and the consumer loan portfolio increased $42.7 million compared to December 31, 2024.
Securities increased $33.6 million to $1.0 billion at June 30, 2025 compared to December 31, 2024 mainly due to a decrease in unrealized losses. The securities portfolio was in a net unrealized loss position of $46.1 million at June 30, 2025 compared to a net unrealized loss position of $71.7 million at December 31, 2024. The improvement in the net unrealized loss position of the securities portfolio of $25.6 million was primarily due to a decline in interest rates from December 31, 2024.
Customer deposit growth during the six months ended June 30, 2025 resulted in a reduction in brokered deposits. Total deposits increased $137.8 million to $7.9 billion at June 30, 2025 compared to $7.8 billion at December 31, 2024. Customer deposits increased $162.6 million to $7.7 billion at June 30, 2025 compared to $7.6 billion at December 31, 2024. Brokered deposits decreased $24.8 million to $200.5 million at June 30, 2025 compared to $225.3 million at December 31, 2024. The increase in customer deposits is the result of our continued focus on growing our deposit franchise.
Total borrowings remained unchanged at $250.3 million for June 30, 2025 and December 31, 2024.
Total shareholders’ equity increased by $65.2 million to $1.4 billion at June 30, 2025 compared to December 31, 2024. The increase was primarily due to net income of $65.3 million and other comprehensive income of $24.6 million offset by dividends of $26.2 million.
Securities Activity

(dollars in thousands)	June 30, 2025	December 31, 2024	$ Change
U.S. Treasury securities	$93,992	$92,768	$1,224
Obligations of U.S. government corporations and agencies	10,163	15,071	(4,908)
Collateralized mortgage obligations of U.S. government corporations and agencies	648,306	596,284	52,022
Residential mortgage-backed securities of U.S. government corporations and agencies	32,569	33,207	(638)
Commercial mortgage-backed securities of U.S. government corporations and agencies	230,030	224,798	5,232
Obligations of states and political subdivisions	4,959	24,287	(19,328)
Available-for-Sale Debt Securities	1,020,019	986,415	33,604
Equity securities	1,164	1,176	(12)
Total Securities Available for Sale	$1,021,183	$987,591	$33,592

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
The securities portfolio increased $33.6 million to $1.0 billion at June 30, 2025 compared to December 31, 2024. The increase in the debt securities portfolio was primarily related to an improvement in unrealized losses of $25.6 million at June 30, 2025 compared to December 31, 2024 as a result of lower interest rates. Additionally, we had $2.3 million of realized losses due to the repositioning of $49.3 million of our securities portfolio into longer duration, higher-yielding securities during the three months ended March 31, 2025.
Our debt securities portfolio was in a net unrealized loss position of $46.1 million at June 30, 2025 compared to a net unrealized loss position of $71.7 million at December 31, 2024. At June 30, 2025, our debt securities portfolio had gross unrealized losses of $51.7 million offset by $5.6 million of gross unrealized gains compared to gross unrealized losses of $72.7 million offset by gross unrealized gains of $1.0 million at December 31, 2024.
Loan Composition
The following table summarizes our loan portfolio as of the dates presented:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Commercial
Commercial real estate	$3,520,294	44.4%	$3,388,017	43.8%	$132,277	3.9%
Commercial and industrial	1,512,027	19.0%	1,540,397	19.9%	(28,370)	(1.8)%
Commercial construction	397,785	5.0%	352,886	4.5%	44,899	12.7%
Total Commercial Loans	5,430,106	68.4%	5,281,300	68.2%	148,806	2.8%
Consumer
Consumer real estate	2,404,151	30.3%	2,356,901	30.4%	47,250	2.0%
Other consumer	100,177	1.3%	104,757	1.4%	(4,580)	(4.4)%
Total Consumer Loans	2,504,328	31.6%	2,461,658	31.8%	42,670	1.7%
Total Portfolio Loans	$7,934,434	100.0%	$7,742,958	100.0%	$191,476	2.5%
The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions, such as downturns in the borrower’s industry or the overall economic climate, can significantly impact the borrower’s ability to pay.
Total portfolio loans were $7.9 billion at June 30, 2025 compared to $7.7 billion at December 31, 2024. As of June 30, 2025, 22 percent of our total loans were adjustable rate, 38 percent were floating rate and 40 percent were fixed rate compared to 24 percent adjustable rate loans, 37 percent floating rate loans and 39 percent fixed rate loans at December 31, 2024.
Commercial loans, including CRE, C&I and commercial construction comprised 68.4 percent of total portfolio loans at June 30, 2025 and 68.2 percent at December 31, 2024. The commercial loan portfolio increased $148.8 million at June 30, 2025 compared to December 31, 2024 due to increases of $132.3 million in CRE and $44.9 million in commercial construction offset by a decrease of $28.4 million in C&I.
Consumer loans represent 31.6 percent of our total portfolio loans at June 30, 2025 and 31.8 percent at December 31, 2024. The consumer loan portfolio increased $42.7 million at June 30, 2025 compared to December 31, 2024 primarily due to growth in our consumer real estate portfolio of $47.3 million.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents activity in the ACL for the period presented:

	Six Months Ended June 30, 2025
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$30,254	$37,084	$4,893	$10,681	$15,776	$2,806	$101,494
Provision for credit losses on loans(1)	(54)	(4,800)	1,694	1,037	(47)	387	(1,783)
Charge-offs	—	(428)	(119)	(322)	(552)	(1,119)	(2,540)
Recoveries	135	224	—	65	350	635	1,409
Net Recoveries (Charge-offs)	135	(204)	(119)	(257)	(202)	(484)	(1,131)
Balance at End of Period	$30,335	$32,080	$6,468	$11,461	$15,527	$2,709	$98,580
(1) Excludes the provision for credit losses for unfunded commitments.
The following table presents key ACL ratios for the periods presented:

	June 30, 2025	December 31, 2024
Ratio of net charge-offs to average loans outstanding(1)	0.03%	0.11%
Allowance for credit losses as a percentage of total portfolio loans	1.24%	1.31%
Allowance for credit losses to nonaccrual loans	463%	363%
(1) Year-to-date net charge-offs annualized

The ACL decreased $2.9 million to $98.6 million, or 1.24 percent of total portfolio loans, at June 30, 2025 compared to $101.5 million, or 1.31 percent of total portfolio loans, at December 31, 2024. The decrease of $2.9 million in the ACL was primarily due to a reduction in specific reserves for loans individually evaluated related to the partial pay-off in 2025 of a $10.7 million C&I relationship that went nonperforming during the three months ended December 31, 2024. The decrease in the ACL was partially offset by a $0.9 million increase in our quantitative reserve primarily due to loan growth.
Substandard and special mention loans remain relatively stable at June 30, 2025 following significant reductions during 2024. Substandard loans were $113.9 million at June 30, 2025 compared to $109.8 million at December 31, 2024. Special mention loans were $99.4 million at June 30, 2025 compared to $98.9 million at December 31, 2024.
Nonperforming assets, or NPAs, consist of nonaccrual loans and OREO. The following represents NPAs as of the dates presented:

(dollars in thousands)	June 30, 2025	December 31, 2024	$ Change
Nonaccrual Loans
Commercial real estate	$3,967	$4,173	$(206)
Commercial and industrial	5,459	12,570	(7,111)
Commercial construction	869	—	869
Consumer real estate	10,832	10,964	(132)
Other Consumer	185	230	(45)
Total Nonaccrual Loans	21,312	27,937	(6,625)
OREO	—	8	(8)
Total Nonperforming Assets	$21,312	$27,945	$(6,633)
Asset Quality Ratios:
Nonaccrual loans as a percent of total portfolio loans	0.27%	0.36%	(0.09)%
Nonperforming assets as a percent of total portfolio loans plus OREO	0.27%	0.36%	(0.09)%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past the contractual due date. Nonaccrual loans decreased $6.6 million to $21.3 million at June 30, 2025 compared to $27.9 million at December 31, 2024. The decrease in nonaccrual loans was primarily due to the partial pay-off of the $10.7 million C&I relationship mentioned above.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits
Deposits are our primary source of funds. The following table presents the mix of deposits as of the dates presented:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Amount	% of Deposits	Amount	% of Deposits	$ Change	% Change
Personal	$4,740,364	59.9%	$4,533,149	58.2%	$207,215	4.6%
Business	2,569,167	32.4%	2,679,191	34.4%	(110,024)	(4.1)%
Public funds	410,917	5.2%	345,512	4.5%	65,405	18.9%
Brokered	200,472	2.5%	225,265	2.9%	(24,793)	(11.0)%
Total Deposits	$7,920,920	100.0%	$7,783,117	100.0%	$137,803	1.8%
The following table presents the composition of deposits for the periods presented:

(dollars in thousands)	June 30, 2025	December 31, 2024	$ Change
Customer Deposits
Noninterest-bearing demand	$2,182,346	$2,185,242	$(2,896)
Interest-bearing demand	738,251	812,768	(74,517)
Money market	2,055,826	1,939,980	115,846
Savings	879,254	877,859	1,395
Certificates of deposit	1,864,771	1,742,003	122,768
Total Customer Deposits	7,720,448	7,557,852	162,596
Brokered Deposits
Money market	180,472	100,305	80,167
Certificates of deposit	20,000	124,960	(104,960)
Total Brokered Deposits	200,472	225,265	(24,793)
Total Deposits	$7,920,920	$7,783,117	$137,803
Total deposits increased $137.8 million, or 1.8 percent, at June 30, 2025 compared to December 31, 2024. Customer deposits increased $162.6 million, or 2.2 percent compared to December 31, 2024. Total brokered deposits decreased $24.8 million from December 31, 2024 due to growth in customer deposits. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
As a member of the IntraFi network, we are able to offer our customers insurance coverage on interest-bearing demand, money market and certificates of deposit balances in excess of the FDIC insurance limits. IntraFi balances were $292.2 million at June 30, 2025 compared to $324.8 million at December 31, 2024.
We had total uninsured deposits of $2.7 billion, or 34.1 percent of our total deposit base, at June 30, 2025 compared to $2.6 billion, or 33.5 percent of our total deposit base, at December 31, 2024.
Borrowings
Borrowings are an additional source of funding for us. Short-term borrowings are for terms under or equal to one year at June 30, 2025 and are comprised of FHLB Advances. Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances and finance leases. Total borrowings were $250.3 million at June 30, 2025 and December 31, 2024.

(dollars in thousands)	June 30, 2025	December 31, 2024	$ Change
Short-term borrowings	$150,000	$150,000	$—
Long-term borrowings	50,856	50,896	(40)
Junior subordinated debt securities	49,448	49,418	30
Total Borrowings	$250,304	$250,314	$(10)

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information pertaining to short-term borrowings is summarized in the table below for the three months ended June 30, 2025 and for the twelve months ended December 31, 2024.

	Short-Term Borrowings
(dollars in thousands)	June 30, 2025	December 31, 2024
Balance at the period end	$150,000	$150,000
Average balance during the period	$135,659	$257,524
Average interest rate during the period	4.63%	5.12%
Maximum month-end balance during the period	$160,000	$465,000
Average interest rate at the period end	4.60%	4.60%
Information pertaining to long-term borrowings and junior subordinated debt securities is summarized in the tables below for the three months ended June 30, 2025 and for the twelve months ended December 31, 2024.

	Long-Term Borrowings
(dollars in thousands)	June 30, 2025	December 31, 2024
Balance at the period end	$50,856	$50,896
Average balance during the period	$50,866	$46,306
Average interest rate during the period	3.80%	4.24%
Maximum month-end balance during the period	$50,890	$64,015
Average interest rate at the period end	3.75%	3.75%

	Junior Subordinated Debt Securities
(dollars in thousands)	June 30, 2025	December 31, 2024
Balance at the period end	$49,448	$49,418
Average balance during the period	$48,438	$49,386
Average interest rate during the period	7.12%	8.05%
Maximum month-end balance during the period	$49,448	$49,418
Average interest rate at the period end	6.91%	6.96%
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
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing deposits and attract new deposits, mitigating any funding dependency on other more volatile funding sources. Refer to the "Financial Condition as of June 30, 2025 - Deposits" section of this MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program. Additional funding sources accessible to S&T include borrowing availability at the FHLB, federal funds lines with other financial institutions and the brokered deposit market. We also have borrowing availability at the Federal Reserve Discount Window through the Borrower-in-Custody Program.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Available borrowing capacity exceeds uninsured deposits of $2.7 billion at June 30, 2025. The following table summarizes funding sources available as of the dates presented:

	June 30, 2025			December 31, 2024
(dollars in thousands)	Borrowing Capacity	Balance (1)	Available	Borrowing Capacity	Balance (1)	Available
FHLB(1)	$2,061,228	$366,063	$1,695,165	$1,980,615	$304,565	$1,676,050
Borrower-in-Custody Program	2,096,555	—	2,096,555	1,995,489	—	1,995,489
Total	$4,157,783	$366,063	$3,791,720	$3,976,104	$304,565	$3,671,539
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
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At June 30, 2025, S&T Bank had $912.2 million in highly liquid assets, which consisted primarily of $113.5 million in interest-bearing deposits with banks and $798.7 million in unpledged securities. This resulted in a highly liquid assets to total assets ratio of 9.3 percent at June 30, 2025.
We continue to maintain a strong capital position with our capital ratios in excess of the well-capitalized regulatory guidelines. The following table summarizes capital amounts and ratios for S&T and S&T Bank as of the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	June 30, 2025		December 31, 2024
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$1,146,792	12.18%	$1,112,126	11.98%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	1,122,792	14.59%	1,088,126	14.58%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,146,792	14.91%	1,112,126	14.90%
Total capital to risk-weighted assets	8.00%	10.00%	1,268,060	16.48%	1,230,497	16.49%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$1,090,174	11.59%	$1,060,010	11.43%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	1,090,174	14.18%	1,060,010	14.21%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,090,174	14.18%	1,060,010	14.21%
Total capital to risk-weighted assets	8.00%	10.00%	1,211,387	15.76%	1,178,335	15.79%
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. We have not issued any securities pursuant to this shelf registration statement at June 30, 2025.

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
The table below reflects the rate shock analyses results for the 1-12 and 13-24 month periods of pretax net interest income and EVE.

	June 30, 2025			December 31, 2024
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	2.7	8.5	(13.2)	3.2	8.4	(32.3)
300	1.8	6.1	(8.7)	1.9	5.8	(24.1)
200	1.2	4.4	(4.3)	0.8	3.7	(15.4)
100	0.7	2.5	(1.1)	(0.1)	1.7	(7.2)
-100	(1.9)	(4.0)	(2.4)	(3.4)	(5.2)	3.0
-200	(4.4)	(9.3)	(8.6)	(6.2)	(10.3)	3.5
-300	(7.6)	(15.6)	(19.2)	(9.2)	(16.2)	0.2
-400	(10.2)	(19.7)	(37.1)	(12.9)	(22.7)	(7.9)
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
Our rate shock analyses remain relatively unchanged in the percentage change in pretax net interest income in the rates up scenarios when comparing June 30, 2025 to December 31, 2024. The percentage change in pretax net interest income in the rates down scenarios has improved when comparing June 30, 2025 to December 31, 2024 primarily due to updates of our deposit beta and loan prepayment assumptions. Our EVE analyses show an improvement in the rates up scenarios and a decline in the rates down scenarios when comparing June 30, 2025 to December 31, 2024 primarily due to updated deposit retention assumptions.

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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of June 30, 2025. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2025, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

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
The following table is a summary of our purchases of common stock during the second quarter of 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Approximate dollar value of shares that may yet be purchased under the plan (2)
04/01/2025-04/30/2025	—	$—	—	$50,000,000

05/01/2025-05/31/2025	—	—	—	50,000,000

06/01/2025-06/30/2025	—	—	—	50,000,000
Total	—	$—	—	$50,000,000
(1) On May 13, 2025, our Board of Directors authorized an extension of its $50 million share repurchase plan. The new repurchase authorization will expire July 31, 2026. This repurchase authorization permits S&T to repurchase shares of S&T's common stock from time to time through a combination of open market and privately negotiated repurchases up to the authorized $50 million aggregate value of S&T's common stock. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and S&T’s financial performance. The repurchase plan does not obligate S&T to repurchase any particular number of shares. S&T expects to fund any repurchases from cash on hand and internally generated funds. Any share repurchases will not begin until permissible under applicable laws.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
(c) During the three and six ended June 30, 2025, no director or Section 16 officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

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

S&T Bancorp, Inc. (Registrant)

August 7, 2025	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)