Form 10-Q
period 2025-09-30
S&T BANCORP INC
filed 2025-11-06
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Common Stock, $2.50 Par Value - 38,222,500 shares as of October 31, 2025

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $122,258 and $175,606 at September 30, 2025 and December 31, 2024	$196,228	$244,820
Securities available for sale, at fair value	1,001,149	987,591
Portfolio loans, net of unearned income	7,981,007	7,742,958
Allowance for credit losses	(98,155)	(101,494)
Portfolio loans, net	7,882,852	7,641,464
Bank owned life insurance	85,156	85,012
Premises and equipment, net	44,146	45,033
Federal Home Loan Bank and other restricted stock, at cost	15,042	15,231
Goodwill	373,424	373,424
Other intangible assets, net	2,450	3,055
Other assets	217,036	262,342
Total Assets	$9,817,483	$9,657,972
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,188,699	$2,185,242
Interest-bearing demand	745,904	812,768
Money market	2,194,702	2,040,285
Savings	868,019	877,859
Certificates of deposit	1,924,619	1,866,963
Total Deposits	7,921,943	7,783,117
Short-term borrowings	135,000	150,000
Long-term borrowings	50,836	50,896
Junior subordinated debt securities	49,463	49,418
Other liabilities	184,775	244,247
Total Liabilities	8,342,017	8,277,678
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at September 30, 2025 and December 31, 2024 Outstanding—38,350,500 shares at September 30, 2025 and 38,259,449 shares at December 31, 2024	103,623	103,623
Additional paid-in capital	411,689	411,785
Retained earnings	1,100,028	1,039,035
Accumulated other comprehensive loss	(45,190)	(76,992)
Treasury stock — 3,098,944 shares at September 30, 2025 and 3,189,995 shares at December 31, 2024, at cost	(94,684)	(97,157)
Total Shareholders’ Equity	1,475,466	1,380,294
Total Liabilities and Shareholders’ Equity	$9,817,483	$9,657,972
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Loans, including fees	$120,321	$120,907	$352,357	$359,048
Investment Securities:
Taxable	10,994	10,221	31,913	27,577
Tax-exempt	34	165	226	526
Dividends	274	181	881	842
Total Interest and Dividend Income	131,623	131,474	385,377	387,993
INTEREST EXPENSE
Deposits	39,864	42,493	117,274	118,784
Borrowings, junior subordinated debt securities and other	2,518	4,504	8,967	17,661
Total Interest Expense	42,382	46,997	126,241	136,445
NET INTEREST INCOME	89,241	84,477	259,136	251,548
Provision for credit losses	2,792	(454)	1,726	2,595
Net Interest Income After Provision for Credit Losses	86,449	84,931	257,410	248,953
NONINTEREST INCOME
Net loss on sale of securities	—	(2,199)	(2,295)	(5,346)
Debit and credit card	4,722	4,688	13,498	13,636
Service charges on deposit accounts	4,175	4,181	12,227	12,098
Wealth management	3,118	3,071	9,244	9,108
Other	1,748	2,136	5,018	8,516
Total Noninterest Income	13,763	11,877	37,692	38,012
NONINTEREST EXPENSE
Salaries and employee benefits	32,180	31,274	94,940	91,174
Data processing and information technology	4,901	5,003	14,678	14,172
Occupancy	4,014	3,828	12,340	11,347
Furniture, equipment and software	3,225	3,410	10,060	10,264
Other taxes	2,088	1,874	5,670	5,178
Marketing	1,255	1,382	4,360	4,729
Professional services and legal	1,199	1,229	4,224	4,352
FDIC insurance	1,071	1,054	3,173	3,156
Other	6,443	6,311	20,136	19,121
Total Noninterest Expense	56,376	55,365	169,581	163,493
Income Before Taxes	43,836	41,443	125,521	123,472
Income tax expense	8,874	8,853	25,258	25,272
Net Income	$34,962	$32,590	$100,263	$98,200
Earnings per share—basic	$0.91	$0.85	$2.62	$2.57
Earnings per share—diluted	$0.91	$0.85	$2.60	$2.55
Dividends declared per share	$0.34	$0.33	$1.02	$0.99
Comprehensive Income	$42,174	$66,016	$132,065	$128,592
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2024
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at June 30, 2024	$103,623	$409,874	$999,115	$(93,934)	$(97,235)	$1,321,443
Net Income for the three months ended September 30,2024	—	—	32,590	—	—	32,590
Other comprehensive income, net of tax	—	—	—	33,426	—	33,426
Cash dividends declared ($0.33 per share)	—	—	(12,679)	—	—	(12,679)
Treasury stock issued for restricted stock awards (5,401 shares)	—	(164)	—	—	164	—
Forfeitures of restricted stock awards (1,875 shares)	—	—	7	—	(75)	(68)
Recognition of restricted stock compensation expense	—	1,042	—	—	—	1,042
Balance at September 30, 2024	$103,623	$410,752	$1,019,033	$(60,508)	$(97,146)	$1,375,754
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended September 30, 2025
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at June 30, 2025	$103,623	$410,891	$1,078,166	$(52,402)	$(94,785)	$1,445,493
Net Income for the three months ended September 30, 2025	—	—	34,962	—	—	34,962
Other comprehensive income, net of tax	—	—	—	7,212	—	7,212
Cash dividends declared ($0.34 per share)	—	—	(13,100)	—	—	(13,100)
Treasury stock issued for restricted stock awards (7,531 shares)	—	(230)	—	—	230	—
Forfeitures of restricted stock awards (2,479 shares)	—	—	—	—	(129)	(129)
Recognition of restricted stock compensation expense	—	1,028	—	—	—	1,028
Balance at September 30, 2025	$103,623	$411,689	$1,100,028	$(45,190)	$(94,684)	$1,475,466
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Nine Months Ended September 30, 2024
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2024	$103,623	$409,034	$959,604	$(90,901)	$(97,915)	$1,283,445
Net income for the nine months ended September 30, 2024	—	—	98,200	—	—	98,200
Other comprehensive income, net of tax	—	—	—	30,393	—	30,393
Impact of adoption of ASU 2023-02	—	—	(1,002)	—	—	(1,002)
Cash dividends declared ($0.99 per share)	—	—	(38,012)	—	—	(38,012)
Treasury stock issued for restricted stock awards (61,154 shares)	—	(1,861)	—	—	1,861	—
Forfeitures of restricted stock awards (34,230 shares)	—	—	243	—	(1,092)	(849)
Recognition of restricted stock compensation expense	—	3,579	—	—	—	3,579
Balance at September 30, 2024	$103,623	$410,752	$1,019,033	$(60,508)	$(97,146)	$1,375,754
See Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2025
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2025	$103,623	$411,785	$1,039,035	$(76,992)	$(97,157)	$1,380,294
Net income for the nine months ended September 30, 2025	—	—	100,263	—	—	100,263
Other comprehensive income, net of tax	—	—	—	31,802	—	31,802
Cash dividends declared ($1.02 per share)	—	—	(39,270)	—	—	(39,270)
Treasury stock issued for restricted stock awards (135,795 shares)	—	(4,138)	—	—	4,138	—
Forfeitures of restricted stock awards (44,744 shares)	—	—	—	—	(1,665)	(1,665)
Recognition of restricted stock compensation expense	—	4,042	—	—	—	4,042
Balance at September 30, 2025	$103,623	$411,689	$1,100,028	$(45,190)	$(94,684)	$1,475,466
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

(dollars in thousands)	2025	2024
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$97,465	$118,758
INVESTING ACTIVITIES
Purchases of securities	(122,905)	(222,419)
Proceeds from maturities, prepayments and calls of securities	95,298	113,942
Proceeds from sales of securities	47,038	92,873
Redemptions of Federal Home Loan Bank stock	189	13,598
Net increase in loans	(241,450)	(52,544)
Proceeds from sale of portfolio loans	275	8,923
Purchases of premises and equipment, net of proceeds from sales	(3,520)	(2,078)
Proceeds from life insurance settlement	1,381	784
Net payments from cash flow hedge	(5,212)	(6,369)
Net Cash Used in Investing Activities	(228,906)	(53,290)
FINANCING ACTIVITIES
Net increase (decrease) in demand, money market and savings deposits	81,170	(55,608)
Net increase in certificates of deposit	57,656	188,690
Net decrease in short-term borrowings	(15,000)	(190,000)
Proceeds from long-term borrowings	—	25,000
Repayments on long-term borrowings	(60)	(262)
Repurchase of shares for taxes on restricted stock	(1,665)	(849)
Cash dividends paid to common shareholders	(39,252)	(37,961)
Net Cash Provided by (Used in) Financing Activities	82,849	(70,990)
Net decrease in cash and due from banks	(48,592)	(5,522)
Cash and due from banks at beginning of period	244,820	233,612
Cash and Due From Banks at End of Period	$196,228	$228,090

Supplemental Disclosures
Right of use assets obtained in exchange for lease obligations	$2,400	$—
Cash paid for interest	$130,566	$125,434
Cash paid for income taxes, net of refunds	$17,940	$20,141
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
NOTE 2. EARNINGS PER SHARE
Diluted earnings per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted earnings per share. The treasury stock method was used to determine earnings per share for the three and nine months ended September 30, 2025 and the three months ended September 30, 2024. The two-class method was used to determine EPS for the nine months ended September 30, 2024.
The following table reconciles the numerators and denominators of basic and diluted EPS calculations for the periods presented:

			Nine Months Ended September 30,
	Three months ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Numerator for Earnings per Share—Basic and Diluted:
Net income—Treasury Stock Method—Basic and Diluted	$34,962	$32,590	$100,263	$98,200
Less: Income allocated to participating shares	—	—	—	13
Net Income Allocated to Shareholders—Two-Class Method—Basic and Diluted	$34,962	$32,590	$100,263	$98,187

Denominator for Earnings per Share—Treasury Stock Method:
Weighted Average Shares Outstanding—Basic	38,346,949	38,255,184	38,315,498	38,230,458
Add: Potentially dilutive shares	248,169	305,225	295,543	336,400
Denominator for Treasury Stock Method—Diluted	38,595,118	38,560,409	38,611,041	38,566,858

Denominator for Earnings per Share—Two-Class Method:
Weighted Average Shares Outstanding—Basic	38,346,949	38,255,184	38,315,498	38,230,458
Add: Average participating shares outstanding	248,169	305,225	295,543	333,263
Denominator for Two-Class Method—Diluted	38,595,118	38,560,409	38,611,041	38,563,721

Earnings per share—basic	$0.91	$0.85	$2.62	$2.57
Earnings per share—diluted	$0.91	$0.85	$2.60	$2.55
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	3	70	20	247

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
There have been no changes in our valuation methodologies during the three and nine months ended September 30, 2025. Refer to Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2024 Form 10-K for more information on the valuation methodologies that we use for financial instruments recorded at fair value on a recurring or nonrecurring basis.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	September 30, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$94,262	$—	$—	$94,262
Collateralized mortgage obligations of U.S. government corporations and agencies	—	637,536	—	637,536
Residential mortgage-backed securities of U.S. government corporations and agencies	—	31,856	—	31,856
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	231,233	—	231,233
Obligations of states and political subdivisions	—	4,943	—	4,943
Total Available-for-Sale Debt Securities	94,262	905,568	—	999,830
Equity securities	1,319	—	—	1,319
Total Securities Available for Sale	95,581	905,568	—	1,001,149
Securities held in a deferred compensation plan	13,609	—	—	13,609
Derivative financial assets:
Interest rate swap contracts - commercial loans	—	35,739	—	35,739
Interest rate lock commitments - mortgage loans	—	—	19	19
Total Assets	$109,190	$941,307	$19	$1,050,516
LIABILITIES
Derivative financial liabilities:
Interest rate swap contracts - commercial loans	$—	$36,042	$—	$36,042
Interest rate swap contracts - cash flow hedge	—	3,199	—	3,199
Total Liabilities	$—	$39,241	$—	$39,241

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$92,768	$—	$—	$92,768
Obligations of U.S. government corporations and agencies	—	15,071	—	15,071
Collateralized mortgage obligations of U.S. government corporations and agencies	—	596,284	—	596,284
Residential mortgage-backed securities of U.S. government corporations and agencies	—	33,207	—	33,207
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	224,798	—	224,798
Obligations of states and political subdivisions	—	24,287	—	24,287
Total Available-for-Sale Debt Securities	92,768	893,647	—	986,415
Equity securities	1,176	—	—	1,176
Total Securities Available for Sale	93,944	893,647	—	987,591
Securities held in a deferred compensation plan	10,876	—	—	10,876
Derivative financial assets:
Interest rate swap contracts - commercial loans	—	60,890	—	60,890
Total Assets	$104,820	$954,537	$—	$1,059,357
LIABILITIES
Derivative financial liabilities:
Interest rate swap contracts - commercial loans	$—	$61,271	$—	$61,271
Interest rate swap contracts - cash flow hedge	—	9,589	—	9,589
Total Liabilities	$—	$70,860	$—	$70,860

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our condensed consolidated financial statements. There were no liabilities measured at fair value on a nonrecurring basis at both September 30, 2025 and December 31, 2024. There were no Level 3 assets measured at fair value on a nonrecurring basis and three Level 2 individually evaluated loans measured at fair value on a nonrecurring basis for $16.9 million as of September 30, 2025. As of December 31, 2024, individually evaluated loans of $6.8 million were measured at fair value and classified as Level 3 on a nonrecurring basis.
Significant unobservable inputs used in the fair value measurements of Level 3 assets on a nonrecurring basis were as follows at December 31, 2024:

	December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average
(dollars in thousands)
Loans individually evaluated	$6,830	Appraisals of collateral	Appraisal adjustments(1)	20.00%	-	75.00%	63.06%
(1) Represents adjustments to appraised values related to market conditions and liquidation estimates based on management judgment.
Fair Value of Financial Instruments
The following tables present the carrying values and fair values of our financial instruments at the dates presented:

	Carrying Value(1)	Fair Value Measurements at September 30, 2025
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$196,228	$196,228	$196,228	$—	$—
Securities available for sale	1,001,149	1,001,149	95,581	905,568	—
Portfolio loans, net	7,882,852	7,704,463	—	—	7,704,463
Collateral receivable	608	608	608	—	—
Securities held in a deferred compensation plan	13,609	13,609	13,609	—	—
Mortgage servicing rights	5,149	8,006	—	—	8,006
Interest rate swap contracts - commercial loans	35,739	35,739	—	35,739	—
Interest rate lock commitments - mortgage loans	19	19	—	—	19
LIABILITIES
Deposits	$7,921,943	$7,918,559	$5,997,324	$1,921,235	$—
Collateral payable	22,660	22,660	22,660	—	—
Short-term borrowings	135,000	135,000	—	135,000	—
Long-term borrowings	50,836	50,848	—	50,848	—
Junior subordinated debt securities	49,463	49,463	—	49,463	—
Interest rate swap contracts - commercial loans	36,042	36,042	—	36,042	—
Interest rate swap contracts - cash flow hedge	3,199	3,199	—	3,199	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Value(1)	Fair Value Measurements at December 31, 2024
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$244,820	$244,820	$244,820	$—	$—
Securities available for sale	987,591	987,591	93,944	893,647	—
Portfolio loans, net	7,641,464	7,362,898	—	—	7,362,898
Collateral receivable	2,034	2,034	2,034	—	—
Securities held in a deferred compensation plan	10,876	10,876	10,876	—	—
Mortgage servicing rights	5,646	8,533	—	—	8,533
Interest rate swaps - commercial loans	60,890	60,890	—	60,890	—
LIABILITIES
Deposits	$7,783,117	$7,778,740	$5,916,154	$1,862,586	$—
Collateral payable	52,516	52,516	52,516	—	—
Short-term borrowings	150,000	150,000	—	150,000	—
Long-term borrowings	50,896	50,652	—	50,652	—
Junior subordinated debt securities	49,418	49,418	—	49,418	—
Interest rate swaps - commercial loans	61,271	61,271	—	61,271	—
Interest rate swaps - cash flow hedge	9,589	9,589	—	9,589	—
(1) As reported in the Consolidated Balance Sheets
NOTE 4. SECURITIES
The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	September 30, 2025	December 31, 2024
Debt securities	$999,830	$986,415
Equity securities	1,319	1,176
Total Securities Available for Sale	$1,001,149	$987,591
The following table presents the amortized cost and fair value of available-for-sale debt securities as of the dates presented:

	September 30, 2025				December 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$96,544	$103	$(2,385)	$94,262	$97,045	$—	$(4,277)	$92,768
Obligations of U.S. government corporations and agencies	—	—	—	—	15,260	—	(189)	15,071
Collateralized mortgage obligations of U.S. government corporations and agencies	665,945	4,756	(33,165)	637,536	643,690	872	(48,278)	596,284
Residential mortgage-backed securities of U.S. government corporations and agencies	36,950	7	(5,101)	31,856	40,109	3	(6,905)	33,207
Commercial mortgage-backed securities of U.S. government corporations and agencies	234,259	2,377	(5,403)	231,233	237,270	115	(12,587)	224,798
Obligations of states and political subdivisions	4,929	14	—	4,943	24,780	—	(493)	24,287
Total Available-for-Sale Debt Securities(1)	$1,038,627	$7,257	$(46,054)	$999,830	$1,058,154	$990	$(72,729)	$986,415
(1) Excludes interest receivable of $3.3 million at September 30, 2025 and $3.7 million at December 31, 2024. Interest receivable is included in other assets in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category as of the dates presented:

	September 30, 2025
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	1	$10,004	$(2)	7	$69,154	$(2,383)	8	$79,158	$(2,385)
Collateralized mortgage obligations of U.S. government corporations and agencies	3	24,430	(249)	58	308,439	(32,916)	61	332,869	(33,165)
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	18	31,688	(5,101)	18	31,688	(5,101)
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—	—	10	114,124	(5,403)	10	114,124	(5,403)
Total	4	$34,434	$(251)	93	$523,405	$(45,803)	97	$557,839	$(46,054)

	December 31, 2024
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	5	$45,045	$(362)	5	$47,723	$(3,915)	10	$92,768	$(4,277)
Obligations of U.S. government corporations and agencies	—	—	—	2	15,071	(189)	2	15,071	(189)
Collateralized mortgage obligations of U.S. government corporations and agencies	22	209,511	(3,393)	56	318,104	(44,885)	78	527,615	(48,278)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	8	—	21	33,030	(6,905)	22	33,038	(6,905)
Commercial mortgage-backed securities of U.S. government corporations and agencies	9	88,040	(1,741)	12	122,833	(10,846)	21	210,873	(12,587)
Obligations of states and political subdivisions	4	24,286	(493)	—	—	—	4	24,286	(493)
Total	41	$366,890	$(5,989)	96	$536,761	$(66,740)	137	$903,651	$(72,729)
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit impairment or other factors. We do not believe any individual unrealized loss as of September 30, 2025 represents a credit impairment. The unrealized losses on debt securities were attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security. At September 30, 2025, we do not intend to sell, and it is more likely than not that we will not be required to sell, the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated other comprehensive income (loss), for the periods presented:

	September 30, 2025			December 31, 2024
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Total unrealized gains (losses) on available-for-sale debt securities	$7,257	$(46,054)	$(38,797)	$990	$(72,729)	$(71,739)
Income tax (expense) benefit	(1,563)	9,921	8,358	(213)	15,644	15,431
Net Unrealized Gains (Losses), Net of Tax Included in Accumulated Other Comprehensive Income (Loss)	$5,694	$(36,133)	$(30,439)	$777	$(57,085)	$(56,308)
The amortized cost and fair value of available-for-sale debt securities at September 30, 2025 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2025
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies and obligations of states and political subdivisions
Due in one year or less	$29,913	$29,892
Due after one year through five years	71,560	69,313
Due after five years through ten years	—	—
Due after ten years	—	—
Available-for-Sale Debt Securities With Fixed Maturities	101,473	99,205
Debt Securities without a single maturity date
Collateralized mortgage obligations of U.S. government corporations and agencies	665,945	637,536
Residential mortgage-backed securities of U.S. government corporations and agencies	36,950	31,856
Commercial mortgage-backed securities of U.S. government corporations and agencies	234,259	231,233
Total Available-for-Sale Debt Securities	$1,038,627	$999,830
Debt securities are pledged in order to meet various regulatory and legal requirements. Restricted pledged securities had a carrying value of $39.1 million at September 30, 2025 and $27.8 million at December 31, 2024. Unrestricted pledged securities had a carrying value of $209.1 million at September 30, 2025 and $195.6 million at December 31, 2024. Any sales or changes to the pledged status of restricted pledged securities requires approval of the beneficiary. Approval is not required in order to sell or make changes to the pledged status for unrestricted pledged securities.
NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are presented net of unearned income. Unearned income consisted of net deferred loan fees and costs of $4.7 million at September 30, 2025 and $4.3 million at December 31, 2024 and a discount related to purchase accounting fair value adjustments of $2.1 million at September 30, 2025 and $2.5 million at December 31, 2024.
The following table summarizes the composition of originated and acquired loans as of the dates presented:

(dollars in thousands)	September 30, 2025	December 31, 2024
Commercial real estate	$2,950,110	$2,708,531
Commercial and industrial	1,275,985	1,351,637
Commercial construction	307,012	341,266
Business banking	1,316,346	1,303,258
Consumer real estate	2,028,954	1,933,509
Other consumer	102,600	104,757
Total Loans(1)	$7,981,007	$7,742,958
(1) Excludes interest receivable of $32.9 million at September 30, 2025 and $32.7 million at December 31, 2024. Interest receivable is included in other assets in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Modifications to Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost of loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented:

	Three Months Ended September 30, 2025
(dollars in thousands)	Term Extension	Total	% of Portfolio Segment
Commercial real estate	$14,574	$14,574	0.49%
Commercial and industrial	14,320	14,320	1.12%
Total	$28,894	$28,894	0.36%

	Three Months Ended September 30, 2024
(dollars in thousands)	Term Extension	Total	% of Portfolio Segment
Commercial real estate	$12,482	$12,482	0.47%
Consumer real estate	223	223	0.01%
Total	$12,705	$12,705	0.17%

	Nine Months Ended September 30, 2025
(dollars in thousands)	Term Extension	Payment Delays (Other Than Insignificant)	Term Extension and Payment Delays	Total	% of Portfolio Segment
Commercial real estate	$14,574	—	$—	$14,574	0.49%
Commercial and industrial	22,097	—	1,992	24,089	1.89%
Consumer real estate	273	—	—	273	0.01%
Total	$36,944	$—	$1,992	$38,936	0.49%

	Nine Months Ended September 30, 2024
(dollars in thousands)	Term Extension	Payment Delays (Other Than Insignificant)	Term Extension and Interest Rate Reduction	Total	% of Portfolio Segment
Commercial real estate	$12,482	$—	$—	$12,482	0.47%
Commercial and industrial	9,499	12,340	—	21,839	1.60%
Consumer real estate	330	—	—	330	0.02%
Total	$22,311	$12,340	$—	$34,651	0.45%
The following tables describe the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Weighted-Average Term Extension (in months)	Weighted-Average Payment Deferral (in months)	Weighted-Average Term Extension (in months)	Weighted-Average Payment Delays (in months)
Commercial real estate	3	—	3	—
Commercial and industrial	18	—	14	13
Consumer real estate	—	—	121	—

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Weighted-Average Term Extension (in Months)	Weighted-Average Payment Deferral (in Months)	Weighted-Average Term Extension (in Months)	Weighted-Average Payment Deferral (in Months)
Commercial real estate	3	—	3	—
Commercial and industrial	—	—	11	6
Consumer real estate	99	—	89	—

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts.
The following tables present an aging analysis since the date of modification for loans to borrowers experiencing financial difficulty that were modified in the last 12 months as of the dates presented:

	September 30, 2025
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$470	$14,574	$—	$—	$15,044
Commercial and industrial	20,607	3,482	—	—	24,089
Consumer real estate	184	—	—	246	430
Total	$21,261	$18,056	$—	$246	$39,563

	September 30, 2024
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$12,482	$—	$—	$—	$12,482
Commercial and industrial	14,364	7,475	—	—	21,839
Business banking	107	—	—	—	107
Consumer real estate	223	—	—	107	330
Total	$27,176	$7,475	$—	$107	$34,758
A payment default is defined as a loan having a payment past due 90 days or more. There were three payment defaults in the amount of $0.2 million during the three months ended September 30, 2025 and five payment defaults in the amount of $3.7 million during the nine months ended September 30, 2025 of which $3.5 million was brought current as of September 30, 2025 compared to one payment default for $0.1 million in the same periods in 2024. Additionally, we had 11 commitments to lend an additional $0.2 million to borrowers experiencing financial difficulty that had a modification during the twelve months ended September 30, 2025 and four commitments to lend an additional $0.6 million to borrowers experiencing financial difficulty that had a modification during the same period in 2024.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the dates presented:

	September 30, 2025
	Risk Rating by Year of Origination
(dollars in thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Pass	$357,915	$313,154	$342,656	$354,445	$362,198	$1,069,815	$41,678	$—	$2,841,861
Special mention	—	305	50	4,856	1,801	54,348	255	—	61,615
Substandard	—	—	3,914	12,880	7,027	20,148	—	—	43,969
Doubtful	—	—	—	2,665	—	—	—	—	2,665
Total Commercial Real Estate	357,915	313,459	346,620	374,846	371,026	1,144,311	41,933	—	2,950,110
Year-to-date Gross Charge-offs	—	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	99,681	100,997	117,316	156,876	84,173	162,396	470,903	—	1,192,342
Special mention	—	—	215	1,646	6	13,184	7,068	—	22,119
Substandard	—	515	3,529	—	18,771	6,006	32,703	—	61,524
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial	99,681	101,512	121,060	158,522	102,950	181,586	510,674	—	1,275,985
Year-to-date Gross Charge-offs	256	—	76	172	—	—	1,895	—	2,399

Commercial Construction
Pass	117,262	107,854	51,523	18,783	2,535	1,315	6,871	—	306,143
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	869	—	—	—	—	—	—	869
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	117,262	108,723	51,523	18,783	2,535	1,315	6,871	—	307,012
Year-to-date Gross Charge-offs	—	—	—	119	—	—	—	—	119

Business Banking
Pass	144,317	133,243	210,066	204,442	161,253	347,258	93,749	476	1,294,804
Special mention	—	382	—	950	142	3,476	32	161	5,143
Substandard	—	—	2,513	1,415	4,292	7,553	158	468	16,399
Doubtful	—	—	—	—	—	—	—	—	—
Total Business Banking	144,317	133,625	212,579	206,807	165,687	358,287	93,939	1,105	1,316,346
Year-to-date Gross Charge-offs	—	19	132	1	69	563	—	—	784

Consumer Real Estate
Pass	126,397	224,633	306,271	311,404	121,309	285,827	609,935	31,622	2,017,398
Special mention	—	—	—	—	—	88	—	—	88
Substandard	—	264	1,315	419	188	4,729	1,794	2,759	11,468
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	126,397	224,897	307,586	311,823	121,497	290,644	611,729	34,381	2,028,954
Year-to-date Gross Charge-offs	—	35	100	2	—	83	31	521	772

Other Consumer
Pass	5,703	5,870	4,517	4,597	1,501	1,183	71,403	7,628	102,402
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	15	—	12	146	—	25	198
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	5,703	5,870	4,532	4,597	1,513	1,329	71,403	7,653	102,600
Year-to-date Gross Charge-offs	696	8	28	60	19	55	—	653	1,519

Pass	851,275	885,751	1,032,349	1,050,547	732,969	1,867,794	1,294,539	39,726	7,754,950
Special mention	—	687	265	7,452	1,949	71,096	7,355	161	88,965
Substandard	—	1,648	11,286	14,714	30,290	38,582	34,655	3,252	134,427
Doubtful	—	—	—	2,665	—	—	—	—	2,665
Total Loan Balance	$851,275	$888,086	$1,043,900	$1,075,378	$765,208	$1,977,472	$1,336,549	$43,139	$7,981,007

Year-to-date Gross Charge-offs	$952	$62	$336	$354	$88	$701	$1,926	$1,174	$5,593

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the aging analysis of past due loans segregated by class of loans as of the dates presented:

	September 30, 2025
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,915,311	$9,151	$—	$25,648	$34,799	$2,950,110
Commercial and industrial	1,251,241	15,765	—	8,979	24,744	1,275,985
Commercial construction	306,143	—	—	869	869	307,012
Business banking	1,309,315	2,358	527	4,146	7,031	1,316,346
Consumer real estate	2,013,275	2,763	3,104	9,812	15,679	2,028,954
Other consumer	101,957	120	359	164	643	102,600
Total	$7,897,242	$30,157	$3,990	$49,618	$83,765	$7,981,007

	December 31, 2024
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,705,303	$—	$—	$3,228	$3,228	$2,708,531
Commercial and industrial	1,338,053	415	1,996	11,173	13,584	1,351,637
Commercial construction	340,230	—	1,036	—	1,036	341,266
Business banking	1,297,651	2,336	283	2,988	5,607	1,303,258
Consumer real estate	1,918,150	2,464	2,577	10,318	15,359	1,933,509
Other consumer	104,156	216	155	230	601	104,757
Total	$7,703,543	$5,431	$6,047	$27,937	$39,415	$7,742,958
The following tables present loans on nonaccrual status by class of loan for the year-to-date periods presented:

	September 30, 2025
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$3,228	$25,648	$10,814	$92
Commercial and industrial	11,173	8,979	8,864	115
Commercial construction	—	869	—	25
Business banking	2,988	4,146	—	146
Consumer real estate	10,318	9,812	—	443
Other consumer	230	164	—	3
Total	$27,937	$49,618	$19,678	$824
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

	December 31, 2024
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$6,320	$3,228	$984	$116
Commercial and industrial	878	11,173	311	85
Commercial construction	4,960	—	—	700
Business banking	4,147	2,988	—	93
Consumer real estate	6,312	10,318	—	392
Other consumer	330	230	—	3
Total	$22,947	$27,937	$1,295	$1,389
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loans that are individually evaluated and collateral-dependent as of the dates presented:

	September 30, 2025
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets	Other
Commercial real estate	$25,388	$—	$—
Commercial and industrial	—	3,864	5,000
Total	$25,388	$3,864	$5,000

	December 31, 2024
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets
Commercial real estate	$2,028	$—
Commercial and industrial	—	9,937
Total	$2,028	$9,937
The following tables present activity in the ACL for the periods presented:

	Three Months Ended September 30, 2025
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$30,335	$32,080	$6,468	$11,461	$15,527	$2,709	$98,580
Provision for credit losses on loans(1)	3,053	376	(2,161)	87	415	219	1,989
Charge-offs	—	(1,971)	—	(462)	(220)	(400)	(3,053)
Recoveries	—	146	9	49	170	265	639
Net (Charge-offs) Recoveries	—	(1,825)	9	(413)	(50)	(135)	(2,414)
Balance at End of Period	$33,388	$30,631	$4,316	$11,135	$15,892	$2,793	$98,155
(1) Excludes the provision for credits losses for unfunded commitments.

	Three Months Ended September 30, 2024
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$37,077	$34,735	$5,347	$10,883	$15,376	$2,732	$106,150
Provision for credit losses on loans(1)	(1,441)	2,184	(945)	252	46	212	308
Charge-offs	—	(1,308)	—	(179)	(616)	(337)	(2,440)
Recoveries	1	113	—	73	40	76	303
Net (Charge-offs) Recoveries	1	(1,195)	—	(106)	(576)	(261)	(2,137)
Balance at End of Period	$35,637	$35,724	$4,402	$11,029	$14,846	$2,683	$104,321
(1) Excludes the provision for credit losses for unfunded commitments.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present activity in the ACL for the periods presented:

	Nine Months Ended September 30, 2025
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$30,254	$37,084	$4,893	$10,681	$15,776	$2,806	$101,494
Provision for credit losses on loans(1)	2,999	(4,424)	(467)	1,124	368	606	206
Charge-offs	—	(2,399)	(119)	(784)	(772)	(1,519)	(5,593)
Recoveries	135	370	9	114	520	900	2,048
Net (Charge-offs) Recoveries	135	(2,029)	(110)	(670)	(252)	(619)	(3,545)
Balance at End of Period	$33,388	$30,631	$4,316	$11,135	$15,892	$2,793	$98,155
(1) Excludes the provision for credits losses for unfunded commitments.

	Nine Months Ended September 30, 2024
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$37,886	$34,538	$5,382	$12,858	$14,663	$2,639	$107,966
Provision for credit losses on loans(1)	2,498	2,715	(980)	(1,610)	1,136	934	4,693
Charge-offs	(5,205)	(2,436)	—	(373)	(1,087)	(1,122)	(10,223)
Recoveries	458	907	—	154	134	232	1,885
Net Charge-offs	(4,747)	(1,529)	—	(219)	(953)	(890)	(8,338)
Balance at End of Period	$35,637	$35,724	$4,402	$11,029	$14,846	$2,683	$104,321
(1) Excludes the provision for credits losses for unfunded commitments.
NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivatives Designated as Hedging Instruments
The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivative Assets (Included in Other Assets)				Derivative Liabilities (Included in Other Liabilities)
	September 30, 2025		December 31, 2024		September 30, 2025		December 31, 2024
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts - cash flow hedges	$—	$—	$—	$—	$400,000	$3,199	$500,000	$9,589
Total Derivatives Designated as Hedging Instruments	—	—	—	—	400,000	3,199	500,000	9,589

Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	758,665	35,739	850,104	60,890	758,665	36,042	850,104	61,271
Interest rate lock commitments - mortgage loans	580	19	—	—	—	—	—	—
Total Derivatives Not Designated as Hedging Instruments	759,245	35,758	850,104	60,890	758,665	36,042	850,104	61,271
Total Derivatives	$759,245	$35,758	$850,104	$60,890	$1,158,665	$39,241	$1,350,104	$70,860

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table indicates the gross amounts of interest rate swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivative Assets (Included in Other Assets)		Derivative Liabilities (Included in Other Liabilities)
(dollars in thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Gross amounts recognized	$35,739	$60,890	$39,241	$70,860
Gross amounts offset	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	35,739	60,890	39,241	70,860
Netting adjustments(1)	(3,199)	(8,317)	(3,199)	(8,317)
Cash collateral(2)	(22,660)	(52,516)	608	(2,034)
Net Amount	$9,880	$57	$36,650	$60,509
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

The following table presents the effect, net of tax, of the cash flow hedges on Other Comprehensive Income (Loss), or OCI, and on the Condensed Consolidated Statements of Comprehensive Income for the periods presented:

	Amount of Gain Recognized in Other Comprehensive Income		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Income
(dollars in thousands)	Three months ended September 30, 2025	Three months ended September 30, 2024	Three months ended September 30, 2025	Three months ended September 30, 2024
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedge	$1,166	$7,877	$(1,412)	$(2,785)
Total	$1,166	$7,877	$(1,412)	$(2,785)

	Amount of Gain Recognized in Other Comprehensive Income		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Income
(dollars in thousands)	Nine months ended September 30, 2025	Nine months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedges	$5,016	$6,018	$(4,625)	$(8,386)
Total	$5,016	$6,018	$(4,625)	$(8,386)
Amounts reported in OCI related to derivatives that are designated as hedging instruments are reclassified to interest income as interest payments are received on variable rate assets. During the next twelve months, we estimate that an additional $2.9 million will be reclassified as a decrease to interest income. Our current interest rate swap agreements have three to five year terms with maturity dates extending into 2027.
The following table indicates the gain recognized in income on derivatives not designated as hedging instruments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$53	$8	$147	$90
Interest rate lock commitments—mortgage loans	19	64	19	64
Total Derivatives Gain	$72	$72	$166	$154
NOTE 7. TAX CREDIT EQUITY INVESTMENTS
As part of our responsibilities under the Community Reinvestment Act and due to their favorable federal income tax benefits, we invest in low-income-housing tax credit, or LIHTC, and historic tax credit, or HTC, partnerships. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. No impairment losses were recognized for the three and nine months ended September 30, 2025 and 2024.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the balances included in the Consolidated Balance Sheets as of the dates presented:

(dollars in thousands)	September 30, 2025	December 31, 2024
Tax credit equity investment(1)	$36,971	$40,577
Unfunded commitments(2)	3,751	5,887
(1) Included in other assets in the Consolidated Balance Sheets
(2) Included in other liabilities in the Consolidated Balance Sheets
The following table summarizes the amortization expense and tax credits included in income tax expense in the Condensed Consolidated Statements of Comprehensive Income for the periods presented:

	Three Months Ended September 30,
(dollars in thousands)	2025	2024
Tax credits and other tax benefits recognized	$1,570	$1,686
Amortization	1,144	1,404
Net benefit included in income tax expense	$426	$282

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Tax credits and other tax benefits recognized	$4,346	$3,498
Amortization	3,606	2,939
Net benefit included in income tax expense	$740	$559
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
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	September 30, 2025	December 31, 2024
Commitments to extend credit	$2,575,005	$2,382,847
Standby letters of credit	64,395	69,558
Total	$2,639,400	$2,452,405
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the change in components of other comprehensive income (loss) for the periods presented, net of tax effects.

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(dollars in thousands)	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount
Change in net unrealized gains (losses) on available-for-sale debt securities	$7,304	$(1,573)	$5,731	$30,170	$(6,511)	$23,659
Net available-for-sale securities losses reclassified into earnings	—	—	—	2,199	(474)	1,725
Change in interest rate swap	1,487	(321)	1,166	10,042	(2,165)	7,877
Adjustment to funded status of employee benefit plans	402	(87)	315	218	(53)	165
Other Comprehensive Income	$9,193	$(1,981)	$7,212	$42,629	$(9,203)	$33,426

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(dollars in thousands)	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount
Change in net unrealized gains (losses) on available-for-sale debt securities	$30,647	$(6,580)	$24,067	$24,397	$(5,094)	$19,303
Net available-for-sale securities losses reclassified into earnings	2,295	(493)	1,802	5,346	(1,116)	4,230
Change in interest rate swap	6,390	(1,374)	5,016	7,625	(1,607)	6,018
Adjustment to funded status of employee benefit plans	1,162	(245)	917	1,019	(177)	842
Other Comprehensive Income	$40,494	$(8,692)	$31,802	$38,387	$(7,994)	$30,393

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations for the three and nine months ended September 30, 2025 and 2024. Our MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Condensed Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Condensed Consolidated Financial Statements. Further, we view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates as of September 30, 2025 remained unchanged from the disclosures presented in our 2024 Form 10-K under Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Explanation of Use of Non-GAAP Financial Measures
In addition to traditional financial measures presented in accordance with GAAP, our management uses, and this report contains or references, certain non-GAAP financial measures, such as interest income on interest-earning assets, net interest income and net interest margin presented on a fully taxable equivalent, or FTE, basis (non-GAAP). The FTE basis (non-GAAP) adjusts for the tax benefit of income on certain tax-exempt loans and securities and the dividend-received deduction for equity securities using the federal statutory tax rate of 21 percent for each period. We believe this to be the preferred industry measurement of net interest income that provides a relevant comparison combining both taxable and non-taxable sources of interest income.
We believe the above non-GAAP financial measures provide information useful to investors in understanding our underlying business, operational performance and performance trends as they facilitate comparisons with the performance of other companies in the financial services industry. Although we believe that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered alternatives to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor are they necessarily comparable with non-GAAP measures which may be presented by other companies.
The following table reconciles interest and dividend income and net interest income per the Condensed Consolidated Statements of Comprehensive Income to interest income, net interest income and net interest margin on an FTE basis (non-GAAP) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Total Interest and Dividend Income	$131,623	$131,474	$385,377	$387,993
Plus: taxable equivalent adjustment	602	671	1,810	2,045
Interest and Dividend Income on an FTE Basis (Non-GAAP)	$132,225	$132,145	$387,187	$390,038

Total Interest and Dividend Income	$131,623	$131,474	$385,377	$387,993
Less: Interest expense	(42,382)	(46,997)	(126,241)	(136,445)
Net Interest Income	89,241	84,477	259,136	251,548
Plus: taxable equivalent adjustment	602	671	1,810	2,045
Net Interest Income on an FTE Basis (Non-GAAP)	$89,843	$85,148	$260,946	$253,593

Net interest margin	3.90%	3.79%	3.84%	3.81%
Plus: taxable equivalent adjustment	0.03%	0.03%	0.03%	0.03%
Net Interest Margin on an FTE Basis (Non-GAAP)	3.93%	3.82%	3.87%	3.84%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Net income (annualized)	$138,708	$129,652	$134,051	$131,172
Plus: amortization of intangibles (annualized) net of tax	649	893	690	919
Net income before amortization of intangibles (annualized)	$139,357	$130,545	$134,741	$132,091

Average shareholders' equity	$1,463,098	$1,354,047	$1,433,689	$1,316,083
Less: average goodwill and other intangible assets, net of deferred tax liability	(375,446)	(376,048)	(375,585)	(376,283)
Average tangible shareholders' equity	$1,087,652	$977,999	$1,058,104	$939,800
Return on Average Tangible Shareholders' Equity (non-GAAP)	12.81%	13.35%	12.73%	14.06%
Executive Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.8 billion at September 30, 2025. We operate in Pennsylvania and Ohio providing a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
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
Earnings Summary
The following table presents a summary of key profitability metrics for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Net income	$34,962	$32,590	$100,263	$98,200
Earnings per share - diluted	$0.91	$0.85	$2.60	$2.55
Return on average assets	1.42%	1.35%	1.38%	1.37%
Return on average shareholders' equity	9.48%	9.58%	9.35%	9.97%
Return on average tangible shareholders' equity (non-GAAP)(1)	12.81%	13.35%	12.73%	14.06%
(1) Reconciled to GAAP in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.
We recognized net income of $35.0 million, or $0.91 per diluted share, for the three months ended September 30, 2025 compared to net income of $32.6 million, or $0.85 per diluted share, for the same period in 2024 and net income of $100.3 million, or $2.60 per diluted share, for the nine months ended September 30, 2025 compared to net income of $98.2 million, or $2.55 per diluted share, for the same period in 2024.
Net interest income increased $4.8 million, or 5.64 percent, and $7.6 million, or 3.02 percent, for the three and nine months ended September 30, 2025 compared to the same periods in 2024. Net interest margin, or NIM, on an FTE basis (non-GAAP) increased 11 basis points to 3.93% for the three months ended September 30, 2025 compared to 3.82% in the same period in 2024 and increased 3 basis points to 3.87 percent for the nine months ended September 30, 2025 compared to 3.84 percent in the same period in 2024. These improvements in both net interest income and NIM on an FTE basis (non-GAAP) were primarily due to the impact of lower interest rates on interest bearing liabilities, an improvement in our overall funding mix and strong earnings retention. Customer deposit growth in 2024 and 2025 has reduced our levels of borrowings and brokered deposits.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The provision for credit losses increased $3.2 million to $2.8 million for the three months ended September 30, 2025 compared to a negative $0.4 million for the same period in 2024. The increase was primarily due to an increase in specific reserves for loans individually evaluated and an increase in the reserve for unfunded loan commitments due to higher unused commitments and loss rates in the construction portfolio. The provision for credit losses decreased $0.9 million to $1.7 million for the nine months ended September 30, 2025 compared to $2.6 million for the same periods in 2024. The decrease in the provision for credit losses was due to a lower level of ACL related to improved asset quality and lower net charge-offs partially offset by an increase in the reserve for unfunded loan commitments related to an increase in unused commitments and loss rates in the construction portfolio.
Noninterest income increased $1.9 million for the three months ended September 30, 2025 and decreased $0.3 million for the nine months ended September 30, 2025 compared to the same periods in 2024. The increase of $1.9 million related to no security losses for the three months ended September 30, 2025 compared to $2.2 million of losses in the same period in 2024. The $0.3 million decrease in noninterest income for the nine months ended September 30, 2025 was primarily related to the fair value adjustment of $3.2 million for the Visa exchange offer in 2024. This gain was offset by lower losses on securities in the nine months ended September 30, 2025 compared to the same period in 2024.
Noninterest expense increased $1.0 million, or 1.83 percent, and $6.1 million, or 3.72 percent, for the three and nine months ended September 30, 2025 compared to the same periods in 2024. The most significant change in noninterest expense related to salaries and employee benefits which increased $0.9 million and $3.8 million for the three and nine months ended September 30, 2025 compared to the same periods in 2024 due to annual merit increases, higher incentives and increased medical costs.
Our effective tax rate was 20.2 percent and 20.1 percent for the three and nine months ended September 30, 2025 compared to 21.4 percent and 20.5 percent for the three and nine months ended September 30, 2024. The decrease in the effective tax rate for the three and nine months ended September 30, 2025 was primarily due to an increase in low-income housing tax credits partially offset by a decrease in tax-exempt interest income compared to the same periods in 2024.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and nine months ended September 30, 2025 Compared to Three and nine months ended September 30, 2024
Net Interest Income
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$128,236	$1,431	4.43%	$200,301	$2,739	5.44%
Securities, at fair value(1)(2)	1,011,624	9,625	3.80%	990,375	7,717	3.12%
Loans held for sale	18	—	6.88%	20	—	6.77%
Commercial real estate	3,564,071	52,628	5.86%	3,298,619	49,444	5.96%
Commercial and industrial	1,485,816	25,389	6.78%	1,566,145	29,075	7.39%
Commercial construction	379,167	6,662	6.97%	406,321	7,987	7.82%
Total Commercial Loans	5,429,054	84,679	6.19%	5,271,085	86,506	6.53%
Residential mortgage	1,688,697	22,536	5.33%	1,589,791	20,353	5.11%
Home equity	687,639	11,011	6.35%	642,384	11,324	7.01%
Installment and other consumer	100,551	1,991	7.85%	103,390	2,248	8.65%
Consumer construction	40,612	689	6.73%	62,998	1,017	6.42%
Total Consumer Loans	2,517,499	36,227	5.73%	2,398,563	34,942	5.81%
Total Portfolio Loans	7,946,553	120,906	6.04%	7,669,648	121,448	6.30%
Total Loans(1)(3)	7,946,571	120,906	6.04%	7,669,668	121,448	6.30%
Total other earning assets	13,808	263	7.63%	15,413	241	6.21%
Total Interest-earning Assets	9,100,239	$132,225	5.77%	8,875,757	$132,145	5.93%
Noninterest-earning assets	699,840			744,609
Total Assets	$9,800,079			$9,620,366
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$742,817	$1,848	0.99%	$785,854	$2,192	1.11%
Money market	2,247,331	17,306	3.06%	2,051,754	17,520	3.40%
Savings	873,968	1,583	0.72%	891,952	1,677	0.75%
Certificates of deposit	1,915,006	19,127	3.96%	1,825,530	21,104	4.60%
Total Interest-bearing Deposits	5,779,122	39,864	2.74%	5,555,090	42,493	3.04%
Short-term borrowings	73,538	840	4.53%	202,500	2,489	4.88%
Long-term borrowings	50,846	487	3.80%	40,383	454	4.47%
Junior subordinated debt securities	49,454	883	7.08%	49,394	1,007	8.11%
Total Borrowings	173,838	2,210	5.04%	292,277	3,950	5.37%
Other interest-bearing liabilities	28,049	308	4.36%	41,038	554	5.36%
Total Interest-bearing Liabilities	5,981,009	42,382	2.81%	5,888,405	46,997	3.17%
Noninterest-bearing liabilities	2,355,972			2,377,914
Shareholders' equity	1,463,098			1,354,047
Total Liabilities and Shareholders' Equity	$9,800,079			$9,620,366
Net Interest Income (FTE) (non-GAAP)(1)(2)		$89,843			$85,148
Net Interest Margin (FTE) (non-GAAP)(1)(2)			3.93%			3.82%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$125,708	$4,183	4.45%	$162,957	$6,758	5.54%
Securities, at fair value(1)(2)	1,004,633	28,075	3.73%	972,941	21,563	2.96%
Loans held for sale	7	—	6.23%	74	4	7.14%
Commercial real estate	3,479,614	152,319	5.85%	3,336,689	148,676	5.95%
Commercial and industrial	1,513,214	76,115	6.73%	1,599,528	88,305	7.37%
Commercial construction	378,819	19,699	6.95%	382,177	22,272	7.78%
Total Commercial Loans	5,371,647	248,133	6.18%	5,318,394	259,253	6.51%
Residential mortgage	1,674,472	66,072	5.27%	1,532,410	57,628	5.02%
Home equity	670,399	31,808	6.34%	645,055	33,830	7.01%
Installment and other consumer	99,839	5,901	7.90%	106,523	6,891	8.64%
Consumer construction	42,248	2,151	6.81%	68,504	3,068	5.98%
Total Consumer Loans	2,486,958	105,932	5.69%	2,352,492	101,417	5.75%
Total Portfolio Loans	7,858,605	354,065	6.02%	7,670,886	360,670	6.28%
Total Loans(1)(3)	7,858,612	354,065	6.02%	7,670,960	360,674	6.28%
Total other earning assets	15,694	864	7.34%	20,260	1,043	6.87%
Total Interest-earning Assets	9,004,647	$387,187	5.75%	8,827,118	$390,038	5.90%
Noninterest-earning assets	713,016			746,295
Total Assets	$9,717,663			$9,573,413
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$761,804	$5,698	1.00%	$812,443	$6,817	1.12%
Money market	2,175,399	49,179	3.02%	1,970,539	48,242	3.27%
Savings	879,645	4,550	0.69%	915,643	4,744	0.69%
Certificates of deposit	1,882,923	57,847	4.11%	1,746,498	58,981	4.51%
Total Interest-bearing Deposits	5,699,771	117,274	2.75%	5,445,123	118,784	2.91%
Short-term borrowings	108,811	3,751	4.61%	290,602	11,269	5.17%
Long-term borrowings	50,866	1,445	3.80%	39,571	1,337	4.51%
Junior subordinated debt securities	49,439	2,634	7.12%	49,379	3,021	8.17%
Total Borrowings	209,116	7,830	5.01%	379,552	15,627	5.49%
Other interest-bearing liabilities	34,667	1,137	4.39%	50,303	2,034	5.40%
Total Interest-bearing Liabilities	5,943,554	126,241	2.84%	5,874,978	136,445	3.10%
Noninterest-bearing liabilities	2,340,420			2,382,352
Shareholders' equity	1,433,689			1,316,083
Total Liabilities and Shareholders' Equity	$9,717,663			$9,573,413
Net Interest Income (FTE) (non-GAAP)(1)(2)		$260,946			$253,593
Net Interest Margin (FTE) (non-GAAP)(1)(2)			3.87%			3.84%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.
Net interest income on an FTE basis (non-GAAP) increased $4.7 million, or 5.5 percent, and $7.4 million, or 2.9 percent, for the three and nine months ended September 30, 2025 compared to the same periods in 2024. The NIM on an FTE basis (non-GAAP) increased 11 and 3 basis points for the three and nine months ended September 30, 2025 compared to the same periods in 2024. These improvements in both net interest income and NIM on an FTE basis (non-GAAP) were primarily due to the impact of lower interest rates on interest bearing liabilities, an improvement in our overall funding mix and strong earnings retention. Customer deposit growth in 2024 and 2025 has reduced our levels of borrowings and brokered deposits.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income on an FTE basis (non-GAAP) remained relatively unchanged for the three months ended September 30, 2025 and decreased $2.9 million for the nine months ended September 30, 2025 compared to the same periods in 2024. The decrease in interest income on an FTE basis (non-GAAP) for the nine months ended September 30, 2025 was primarily due to lower interest rates. The average yield on loan balances decreased 26 basis points for both the three and nine months ended September 30, 2025 compared to the same periods in 2024. Average loan balances increased $276.9 million and $187.7 million for the three and nine months ended September 30, 2025 compared to the same periods in 2024. Offsetting the lower interest income on loans was higher interest income on securities primarily due to the repositioning of $193.6 million of securities during 2024 and 2025. The average yield on securities increased 68 and 77 basis points for the three and nine months ended September 30, 2025 compared to the same periods in 2024. Overall, the FTE rate (non-GAAP) on interest-earning assets decreased 16 and 15 basis points for the three and nine months ended September 30, 2025 compared to the same periods in 2024.
Interest expense decreased $4.6 million and $10.2 million for the three and nine months ended September 30, 2025 compared to the same periods in 2024. The decrease in interest expense was primarily due to lower levels of borrowings and decreased interest rates. Average interest-bearing deposits increased $224.0 million and $254.6 million for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to increases in certificates of deposit and money market balances. Average borrowings decreased $118.4 million and $170.4 million for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to increased customer deposits. Overall, the cost of interest-bearing liabilities decreased 36 and 26 basis points for the three and nine months ended September 30, 2025 compared to the same periods in 2024.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2025 Compared to September 30, 2024			Nine Months Ended September 30, 2025 Compared to September 30, 2024
(dollars in thousands)	Volume (4)	Rate (4)	Total	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$(986)	$(322)	$(1,308)	$(1,545)	$(1,030)	$(2,575)
Securities, at fair value(1)(2)	166	1,742	1,908	703	5,809	6,512
Loans held for sale	—	—	—	(4)	—	(4)
Commercial real estate	3,979	(794)	3,185	6,369	(2,726)	3,643
Commercial and industrial	(1,491)	(2,196)	(3,687)	(4,765)	(7,425)	(12,190)
Commercial construction	(534)	(791)	(1,325)	(196)	(2,377)	(2,573)
Total Commercial Loans	1,954	(3,781)	(1,827)	1,408	(12,528)	(11,120)
Residential mortgage	1,266	916	2,182	5,342	3,103	8,445
Home equity	798	(1,111)	(313)	1,329	(3,352)	(2,023)
Installment and other consumer	(62)	(196)	(258)	(432)	(557)	(989)
Consumer construction	(361)	34	(327)	(1,176)	258	(918)
Total Consumer Loans	1,641	(357)	1,284	5,063	(548)	4,515
Total Portfolio Loans	3,595	(4,138)	(543)	6,471	(13,076)	(6,605)
Total Loans(1)(3)	3,595	(4,138)	(543)	6,467	(13,076)	(6,609)
Total other earning assets	(25)	48	23	(235)	56	(179)
Change in Interest Earned on Interest-earning Assets	$2,750	$(2,670)	$80	$5,390	$(8,241)	$(2,851)
Interest paid on:
Interest-bearing demand	$(120)	$(224)	$(344)	$(425)	$(695)	$(1,120)
Money market	1,671	(1,885)	(214)	5,015	(4,078)	937
Savings	(34)	(60)	(94)	(186)	(7)	(193)
Certificates of deposit	1,034	(3,011)	(1,977)	4,607	(5,742)	(1,135)
Total Interest-bearing Deposits	2,551	(5,180)	(2,629)	9,011	(10,522)	(1,511)
Short-term borrowings	(1,586)	(63)	(1,649)	(7,050)	(468)	(7,518)
Long-term borrowings	118	(85)	33	382	(273)	109
Junior subordinated debt securities	1	(126)	(125)	4	(391)	(387)
Total Borrowings	(1,467)	(274)	(1,741)	(6,664)	(1,132)	(7,796)
Other interest-bearing liabilities	(175)	(70)	(245)	(632)	(265)	(897)
Change in Interest Paid on Interest-bearing Liabilities	909	(5,524)	(4,615)	1,715	(11,919)	(10,204)
Change in Net Interest Income	$1,841	$2,854	$4,695	$3,675	$3,678	$7,353
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
The provision for credit losses increased $3.2 million to $2.8 million for the three months ended September 30, 2025 compared to a negative $0.4 million for the same period in 2024. The increase was primarily due to an increase in specific reserves for loans individually evaluated and an increase in the reserve for unfunded loan commitments due to higher unused commitments and loss rates in the construction portfolio. The provision for credit losses decreased $0.9 million to $1.7 million for the nine months ended September 30, 2025 compared to $2.6 million for the same period in 2024. The decrease in the provision for credit losses was due to a lower level of ACL related to improved asset quality and lower net charge-offs, which were partially offset by an increase in the reserve for unfunded loan commitments related to an increase in unused commitments and loss rates in the construction portfolio.
Net loan charge-offs were $2.4 million and $3.5 million for the three and nine months ended September 30, 2025 compared to net loan charge-offs of $2.1 million and $8.3 million for the same periods in 2024.
Refer to the "Allowance for Credit Losses" section of this MD&A for further details.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net loss on sale of securities	$—	$(2,199)	$2,199	NM	$(2,295)	$(5,346)	$3,051	(57.1)%
Debit and credit card	4,722	4,688	34	0.7%	13,498	13,636	(138)	(1.0)%
Service charges on deposit accounts	4,175	4,181	(6)	(0.1)%	12,227	12,098	129	1.1%
Wealth management	3,118	3,071	47	1.5%	9,244	9,108	136	1.5%
Other noninterest income	1,748	2,136	(388)	(18.2)%	5,018	8,516	(3,498)	(41.1)%
Total Noninterest Income	$13,763	$11,877	$1,886	15.9%	$37,692	$38,012	$(320)	(0.8)%
NM - not meaningful
Noninterest income increased $1.9 million for the three months ended September 30, 2025 and decreased $0.3 million for the nine months ended September 30, 2025 compared to the same periods in 2024. The increase of $1.9 million for the three months ended September 30, 2025 was due to no security losses recognized for the three months ended September 30, 2025 compared to $2.2 million of losses recognized in the same period in 2024, offset by a decrease of $0.4 million in other noninterest income in 2025. The decrease of $0.3 million in noninterest income for the nine months ended September 30, 2025 was primarily related to the repositioning of the securities portfolio resulting in higher losses in 2024 of $3.0 million. These losses were offset by a fair value adjustment of $3.2 million for the Visa exchange offer in 2024 with no similar activity in 2025.
Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Salaries and employee benefits	$32,180	$31,274	$906	2.9%	$94,940	$91,174	$3,766	4.1%
Data processing and information technology	4,901	5,003	(102)	(2.0)%	14,678	14,172	506	3.6%
Occupancy	4,014	3,828	186	4.9%	12,340	11,347	993	8.8%
Furniture, equipment and software	3,225	3,410	(185)	(5.4)%	10,060	10,264	(204)	(2.0)%
Other taxes	2,088	1,874	214	11.4%	5,670	5,178	492	9.5%
Marketing	1,255	1,382	(127)	(9.2)%	4,360	4,729	(369)	(7.8)%
Professional services and legal	1,199	1,229	(30)	(2.4)%	4,224	4,352	(128)	(2.9)%
FDIC insurance	1,071	1,054	17	1.6%	3,173	3,156	17	0.5%
Other	6,443	6,311	132	2.1%	20,136	19,121	1,015	5.3%
Total Noninterest Expense	$56,376	$55,365	$1,011	1.8%	$169,581	$163,493	$6,088	3.7%
Noninterest expense increased $1.0 million and $6.1 million for the three and nine months ended September 30, 2025 compared to the same periods in 2024. Salaries and employee benefits increased $0.9 million and $3.8 million for the three and nine months ended September 30, 2025 primarily due to annual merit increases, higher incentives and increased medical costs. Data processing and information technology increased $0.5 million for the nine months ended September 30, 2025 due to additional services provided through our third party vendor. Occupancy increased $1.0 million for the nine months ended September 30, 2025 due to increased maintenance and utility costs. Other noninterest expense increased $1.0 million for the nine months ended September 30, 2025 primarily related to higher recruitment and loan collection expenses. Other taxes increased $0.5 million for the nine months ended September 30, 2025 due to higher shares tax expense as compared to the same period in 2024.
Provision for Income Taxes
The provision for income taxes remained unchanged at $8.9 million and $25.3 million for the three and nine months ended September 30, 2025 compared to the same periods in 2024. Our effective tax rate was 20.2 percent and 20.1 percent for the three and nine months ended September 30, 2025 compared to 21.4 percent and 20.5 percent for the same periods in 2024. The decrease in our effective tax rate for the three and nine month periods ended September 30, 2025 was primarily due to an increase in low-income housing tax credits partially offset by a decrease in tax-exempt interest income compared to the same periods in 2024.
On July 4, 2025, “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” was signed into law. The Act extends many of the key provisions of the 2017 Tax Cuts and Jobs Act, or TCJA, which were previously set to expire at the end of this year, and introduces several new tax measures. We do not expect the Act to have a material impact on our consolidated financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition as of September 30, 2025
Total assets increased $159.5 million to $9.8 billion at September 30, 2025 compared to $9.7 billion at December 31, 2024. Total portfolio loans increased $238.0 million to $8.0 billion at September 30, 2025 compared to December 31, 2024. The commercial loan portfolio increased $158.8 million and the consumer loan portfolio increased $79.3 million compared to December 31, 2024.
Securities increased $13.6 million to $1.0 billion at September 30, 2025 compared to December 31, 2024 mainly due to a decrease in unrealized losses. The securities portfolio was in a net unrealized loss position of $38.8 million at September 30, 2025 compared to a net unrealized loss position of $71.7 million at December 31, 2024. The improvement in the net unrealized loss position of the securities portfolio of $32.9 million was primarily due to a decline in interest rates from December 31, 2024.
Total deposits increased $138.8 million to $7.9 billion at September 30, 2025 compared to $7.8 billion at December 31, 2024 as a result of our continued focus on growing our deposit franchise. Customer deposits increased $163.6 million to $7.7 billion at September 30, 2025 compared to $7.6 billion at December 31, 2024. Brokered deposits decreased $24.8 million to $200.5 million at September 30, 2025 compared to $225.3 million at December 31, 2024.
Total borrowings decreased $15.0 million to $235.3 million at September 30, 2025 compared to $250.3 million at December 31, 2024.
Total shareholders’ equity increased by $95.2 million to $1.5 billion at September 30, 2025 compared to December 31, 2024. The increase was primarily due to net income of $100.3 million and other comprehensive income of $31.8 million offset by dividends of $39.3 million. The increase in other comprehensive income is primarily due to improvement in the net unrealized loss position of the securities portfolio of $32.9 million which is related to a decline in interest rates from December 31, 2024.
Securities Activity

(dollars in thousands)	September 30, 2025	December 31, 2024	$ Change
U.S. Treasury securities	$94,262	$92,768	$1,494
Obligations of U.S. government corporations and agencies	—	15,071	(15,071)
Collateralized mortgage obligations of U.S. government corporations and agencies	637,536	596,284	41,252
Residential mortgage-backed securities of U.S. government corporations and agencies	31,856	33,207	(1,351)
Commercial mortgage-backed securities of U.S. government corporations and agencies	231,233	224,798	6,435
Obligations of states and political subdivisions	4,943	24,287	(19,344)
Available-for-Sale Debt Securities	999,830	986,415	13,415
Equity securities	1,319	1,176	143
Total Securities Available for Sale	$1,001,149	$987,591	$13,558
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us.
The securities portfolio increased $13.6 million to $1.0 billion at September 30, 2025 compared to December 31, 2024. The increase in the debt securities portfolio was primarily related to an improvement in unrealized losses of $32.9 million at September 30, 2025 compared to December 31, 2024 as a result of lower interest rates. Additionally, we had $2.3 million million of realized losses due to the repositioning of $49.3 million of our securities portfolio into longer duration, higher-yielding securities during the nine months ended September 30, 2025.
Our debt securities portfolio was in a net unrealized loss position of $38.8 million at September 30, 2025 compared to a net unrealized loss position of $71.7 million at December 31, 2024. At September 30, 2025, our debt securities portfolio had gross unrealized losses of $46.1 million offset by $7.3 million of gross unrealized gains compared to gross unrealized losses of $72.7 million offset by gross unrealized gains of $1.0 million at December 31, 2024.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loan Composition
The following table summarizes our loan portfolio as of the dates presented:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Commercial
Commercial real estate	$3,653,790	45.8%	$3,388,017	43.8%	$265,773	7.8%
Commercial and industrial	1,466,075	18.4%	1,540,397	19.9%	(74,322)	(4.8)%
Commercial construction	320,190	4.0%	352,886	4.5%	(32,696)	(9.3)%
Total Commercial Loans	5,440,055	68.2%	5,281,300	68.2%	158,755	3.0%
Consumer
Consumer real estate	2,438,352	30.5%	2,356,901	30.4%	81,451	3.5%
Other consumer	102,600	1.3%	104,757	1.4%	(2,157)	(2.1)%
Total Consumer Loans	2,540,952	31.8%	2,461,658	31.8%	79,294	3.2%
Total Portfolio Loans	$7,981,007	100.0%	$7,742,958	100.0%	$238,049	3.1%
The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions, such as downturns in the borrower’s industry or the overall economic climate, can significantly impact the borrower’s ability to pay.
Total portfolio loans were $8.0 billion at September 30, 2025 compared to $7.7 billion at December 31, 2024. As of September 30, 2025, 23 percent of our total loans were adjustable rate, 37 percent were floating rate and 40 percent were fixed rate compared to 24 percent adjustable rate loans, 37 percent floating rate loans and 39 percent fixed rate loans at December 31, 2024.
Commercial loans, including CRE, C&I and commercial construction comprised 68.2 percent of total portfolio loans at both September 30, 2025 and December 31, 2024. The commercial loan portfolio increased $158.8 million at September 30, 2025 compared to December 31, 2024 due to an increase of $265.8 million in CRE offset by decreases of $74.3 million in C&I and $32.7 million in commercial construction.
Consumer loans represent 31.8 percent of our total portfolio loans at September 30, 2025 and December 31, 2024. The consumer loan portfolio increased $79.3 million at September 30, 2025 compared to December 31, 2024 primarily due to growth in our consumer real estate portfolio of $81.5 million.
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
The following table presents activity in the ACL for the period presented:

	Nine Months Ended September 30, 2025
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$30,254	$37,084	$4,893	$10,681	$15,776	$2,806	$101,494
Provision for credit losses on loans(1)	2,999	(4,424)	(467)	1,124	368	606	206
Charge-offs	—	(2,399)	(119)	(784)	(772)	(1,519)	(5,593)
Recoveries	135	370	9	114	520	900	2,048
Net (Charge-offs) Recoveries	135	(2,029)	(110)	(670)	(252)	(619)	(3,545)
Balance at End of Period	$33,388	$30,631	$4,316	$11,135	$15,892	$2,793	$98,155
(1) Excludes the provision for credit losses for unfunded commitments.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents key ACL ratios for the periods presented:

	September 30, 2025	December 31, 2024
Ratio of net charge-offs to average loans outstanding(1)	0.06%	0.11%
Allowance for credit losses as a percentage of total portfolio loans	1.23%	1.31%
Allowance for credit losses to nonaccrual loans	198%	363%
(1) Year-to-date net charge-offs annualized

The ACL decreased $3.3 million to $98.2 million, or 1.23 percent of total portfolio loans, at September 30, 2025 compared to $101.5 million, or 1.31 percent of total portfolio loans, at December 31, 2024. The decrease in the ACL was primarily due to a reduction of $1.5 million in specific reserves for loans individually evaluated and a lower level of qualitative reserve and C&I segment specific reserve.
Substandard loans increased $24.6 million to $134.4 million at September 30, 2025 compared to $109.8 million at December 31, 2024 and remain at a manageable level. The increase in the amount of substandard loans was primarily due to the addition of three commercial relationships totaling $28.4 million that were downgraded to substandard during the three months ended September 30, 2025. Special mention loans decreased $9.9 million to $89.0 million at September 30, 2025 compared to $98.9 million at December 31, 2024.
Nonperforming assets, or NPAs, consist of nonaccrual loans and OREO. The following represents NPAs as of the dates presented:

(dollars in thousands)	September 30, 2025	December 31, 2024	$ Change
Nonaccrual Loans
Commercial real estate	$27,964	$4,173	$23,791
Commercial and industrial	9,826	12,570	(2,744)
Commercial construction	869	—	869
Consumer real estate	10,795	10,964	(169)
Other Consumer	164	230	(66)
Total Nonaccrual Loans	49,618	27,937	21,681
OREO	8	8	—
Total Nonperforming Assets	$49,626	$27,945	$21,681
Asset Quality Ratios:
Nonaccrual loans as a percent of total portfolio loans	0.62%	0.36%	0.26%
Nonperforming assets as a percent of total portfolio loans plus OREO	0.62%	0.36%	0.26%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past the contractual due date. Nonaccrual loans increased $21.7 million to $49.6 million at September 30, 2025 compared to $27.9 million at December 31, 2024. Nonaccrual loans have increased from an exceptionally low level and remain manageable. The increase in nonaccrual loans was primarily due to the addition of two CRE relationships totaling $23.4 million and a C&I relationship totaling $5.0 million that moved to nonaccrual during the three months ended September 30, 2025.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits
Deposits are our primary source of funds. The following table presents the mix of deposits as of the dates presented:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	% of Deposits	Amount	% of Deposits	$ Change	% Change
Personal	$4,706,535	59.4%	$4,533,149	58.2%	$173,386	3.8%
Business	2,599,093	32.8%	2,679,191	34.4%	(80,098)	(3.0)%
Public funds	415,848	5.3%	345,512	4.5%	70,336	20.4%
Brokered	200,467	2.5%	225,265	2.9%	(24,798)	(11.0)%
Total Deposits	$7,921,943	100.0%	$7,783,117	100.0%	$138,826	1.8%
The following table presents the composition of deposits for the periods presented:

(dollars in thousands)	September 30, 2025	December 31, 2024	$ Change
Customer Deposits
Noninterest-bearing demand	$2,188,699	$2,185,242	$3,457
Interest-bearing demand	745,904	812,768	(66,864)
Money market	2,014,235	1,939,980	74,255
Savings	868,019	877,859	(9,840)
Certificates of deposit	1,904,619	1,742,003	162,616
Total Customer Deposits	7,721,476	7,557,852	163,624
Brokered Deposits
Money market	180,467	100,305	80,162
Certificates of deposit	20,000	124,960	(104,960)
Total Brokered Deposits	200,467	225,265	(24,798)
Total Deposits	$7,921,943	$7,783,117	$138,826
Total deposits increased $138.8 million, or 1.8 percent, at September 30, 2025 compared to December 31, 2024 as a result of our continued focus on growing our deposit franchise. Customer deposits increased $163.6 million, or 2.2 percent compared to December 31, 2024. Total brokered deposits decreased $24.8 million from December 31, 2024. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
As a member of the IntraFi network, we are able to offer our customers insurance coverage on interest-bearing demand, money market and certificates of deposit balances in excess of the FDIC insurance limits. IntraFi balances were $292.4 million at September 30, 2025 compared to $324.8 million at December 31, 2024.
We had total uninsured deposits of $2.7 billion, or 34.5 percent of our total deposit base, at September 30, 2025 compared to $2.6 billion, or 33.5 percent of our total deposit base, at December 31, 2024.
Borrowings
Borrowings are an additional source of funding for us. Short-term borrowings are for terms under or equal to one year at September 30, 2025 and are comprised of FHLB Advances. Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances and finance leases. Total borrowings were $235.3 million at September 30, 2025 compared to $250.3 million at December 31, 2024.

(dollars in thousands)	September 30, 2025	December 31, 2024	$ Change
Short-term borrowings	$135,000	$150,000	$(15,000)
Long-term borrowings	50,836	50,896	(60)
Junior subordinated debt securities	49,463	49,418	45
Total Borrowings	$235,299	$250,314	$(15,015)

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information pertaining to short-term borrowings is summarized in the table below for the nine months ended September 30, 2025 and for the twelve months ended December 31, 2024.

	Short-Term Borrowings
(dollars in thousands)	September 30, 2025	December 31, 2024
Balance at the period end	$135,000	$150,000
Average balance during the period	$73,538	$257,524
Average interest rate during the period	4.53%	5.12%
Maximum month-end balance during the period	$160,000	$465,000
Average interest rate at the period end	4.47%	4.60%
Information pertaining to long-term borrowings and junior subordinated debt securities is summarized in the tables below for the nine months ended September 30, 2025 and for the twelve months ended December 31, 2024.

	Long-Term Borrowings
(dollars in thousands)	September 30, 2025	December 31, 2024
Balance at the period end	$50,836	$50,896
Average balance during the period	$50,846	$46,306
Average interest rate during the period	3.80%	4.24%
Maximum month-end balance during the period	$50,890	$64,015
Average interest rate at the period end	3.75%	3.75%

	Junior Subordinated Debt Securities
(dollars in thousands)	September 30, 2025	December 31, 2024
Balance at the period end	$49,463	$49,418
Average balance during the period	$49,454	$49,386
Average interest rate during the period	7.08%	8.05%
Maximum month-end balance during the period	$49,463	$49,418
Average interest rate at the period end	6.64%	6.96%
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
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing deposits and attract new deposits, mitigating any funding dependency on other more volatile funding sources. Refer to the "Financial Condition as of September 30, 2025 - Deposits" section of this MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program. Additional funding sources accessible to S&T include borrowing availability at the FHLB, federal funds lines with other financial institutions and the brokered deposit market. We also have borrowing availability at the Federal Reserve Discount Window through the Borrower-in-Custody Program.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Available borrowing capacity exceeds uninsured deposits of $2.7 billion at September 30, 2025. The following table summarizes funding sources available as of the dates presented:

	September 30, 2025			December 31, 2024
(dollars in thousands)	Borrowing Capacity	Balance (1)	Available	Borrowing Capacity	Balance (1)	Available
FHLB(1)	$2,104,633	$331,235	$1,773,398	$1,980,615	$304,565	$1,676,050
Borrower-in-Custody Program	2,119,734	—	2,119,734	1,995,489	—	1,995,489
Total	$4,224,367	$331,235	$3,893,132	$3,976,104	$304,565	$3,671,539
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
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At September 30, 2025, S&T Bank had $872.8 million in highly liquid assets, which consisted primarily of $121.2 million in interest-bearing deposits with banks and $751.6 million in unpledged securities. This resulted in a highly liquid assets to total assets ratio of 8.9 percent at September 30, 2025.
We continue to maintain a strong capital position with our capital ratios in excess of the well-capitalized regulatory guidelines. The following table summarizes capital amounts and ratios for S&T and S&T Bank as of the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	September 30, 2025		December 31, 2024
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$1,169,684	12.33%	$1,112,126	11.98%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	1,145,684	14.75%	1,088,126	14.58%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,169,684	15.06%	1,112,126	14.90%
Total capital to risk-weighted assets	8.00%	10.00%	1,291,886	16.63%	1,230,497	16.49%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$1,110,324	11.71%	$1,060,010	11.43%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	1,110,324	14.30%	1,060,010	14.21%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,110,324	14.30%	1,060,010	14.21%
Total capital to risk-weighted assets	8.00%	10.00%	1,232,484	15.87%	1,178,335	15.79%
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. We have not issued any securities pursuant to this shelf registration statement at September 30, 2025.

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
The table below reflects the rate shock analyses results for the 1-12 and 13-24 month periods of pretax net interest income and EVE.

	September 30, 2025			December 31, 2024
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	3.5	9.4	(12.0)	3.2	8.4	(32.3)
300	2.4	6.8	(7.7)	1.9	5.8	(24.1)
200	1.7	4.9	(3.5)	0.8	3.7	(15.4)
100	1.0	2.8	(0.6)	(0.1)	1.7	(7.2)
-100	(2.2)	(4.4)	(3.1)	(3.4)	(5.2)	3.0
-200	(4.9)	(10.1)	(9.9)	(6.2)	(10.3)	3.5
-300	(8.2)	(16.7)	(21.2)	(9.2)	(16.2)	0.2
-400	(11.0)	(21.3)	(39.6)	(12.9)	(22.7)	(7.9)
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
Our rate shock analyses remain relatively unchanged in the percentage change in pretax net interest income in the rates up scenarios when comparing September 30, 2025 to December 31, 2024. The percentage change in pretax net interest income in the rates down scenarios has improved when comparing September 30, 2025 to December 31, 2024 primarily due to updates of our deposit beta and loan prepayment assumptions. Our EVE analyses show an improvement in the rates up scenarios and a decline in the rates down scenarios when comparing September 30, 2025 to December 31, 2024 primarily due to an updated analysis that shows that our deposit retention is expected to be stronger than previously modeled.

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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of September 30, 2025. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2025, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

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
The following table is a summary of our purchases of common stock during the third quarter of 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Approximate dollar value of shares that may yet be purchased under the plan (2)
07/01/2025-07/31/2025	—	$—	—	$50,000,000

08/01/2025-08/31/2025	—	—	—	50,000,000

09/01/2025-09/30/2025	—	—	—	50,000,000
Total	—	$—	—	$50,000,000
(1) On May 13, 2025, our Board of Directors authorized an extension of its $50 million share repurchase plan. The repurchase authorization will expire July 31, 2026. This repurchase authorization permits S&T to repurchase shares of S&T's common stock from time to time through a combination of open market and privately negotiated repurchases up to the authorized $50 million aggregate value of S&T's common stock. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and S&T’s financial performance. The repurchase plan does not obligate S&T to repurchase any particular number of shares. S&T expects to fund any repurchases from cash on hand and internally generated funds. Any share repurchases will not begin until permissible under applicable laws.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
(c) During the three and nine ended September 30, 2025, no director or Section 16 officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

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

S&T Bancorp, Inc. (Registrant)

November 6, 2025	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)