Form 10-K
period 2025-12-31
S&T BANCORP INC
filed 2026-02-27
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2025
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.                Yes ☒     No   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes  ☐    No   ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate estimated fair value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025:
Common Stock, $2.50 par value – $1,434,409,389
The number of shares outstanding of each of the registrant's classes of common stock as of February 25, 2026:
Common Stock, $2.50 par value – 36,548,632
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of S&T Bancorp, Inc., to be filed pursuant to Regulation 14A for the 2025 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

PART I
Item 1. BUSINESS
General
S&T Bancorp, Inc. was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and is registered with the Board of Governors of the Federal Reserve System, or the Federal Reserve Board, under the Bank Holding Company Act of 1956, as amended, or the BHCA, as a bank holding company and a financial holding company. S&T Bancorp, Inc. has four active direct wholly-owned subsidiaries including S&T Bank, 9th Street Holdings, Inc., STBA Capital Trust I and DNB Capital Trust II, and owns a 50 percent interest in Commonwealth Trust Credit Life Insurance Company, or CTCLIC. When used in this Report, “S&T,” “we,” “us” or “our” may refer to S&T Bancorp, Inc. individually, S&T Bancorp, Inc. and its consolidated subsidiaries or certain of S&T Bancorp, Inc.’s subsidiaries or affiliates, depending on the context. As of December 31, 2025, we had approximately $9.9 billion in assets, $8.1 billion in total loans, $8.0 billion in deposits and $1.5 billion in shareholders’ equity.
S&T Bank is a full-service Pennsylvania chartered bank that is headquartered in Indiana, Pennsylvania. S&T Bank operates in Pennsylvania and Ohio through it's 72 branches. S&T Bank's primary regulators are the Federal Deposit Insurance Corporation, or FDIC, and the Pennsylvania Department of Banking and Securities, or PA DOBS. S&T Bank deposits are insured by the FDIC to the maximum extent provided by law. S&T Bank has three active wholly-owned operating subsidiaries including S&T Insurance Group, LLC, S&T Bancholdings, Inc. and DN Acquisition Company, Inc.
Through S&T Bank and our non-bank subsidiaries, we offer consumer, commercial and small business banking services, which include accepting time and demand deposits and originating commercial and consumer loans, brokerage services and trust services including serving as executor and trustee under wills and deeds and as guardian of employee benefits. We also manage private investment accounts for individuals and institutions through a registered financial services entity. Total Wealth Management assets under administration, which are not accounted for as part of our assets, were $2.1 billion at December 31, 2025.
The main office of both S&T Bancorp, Inc. and S&T Bank is located at 800 Philadelphia Street, Indiana, Pennsylvania, and our phone number is (800) 325-2265.
Human Capital Management
Our commitment to our customers starts with a talented team. To attract and retain our talented team, we strive to make S&T an inclusive workplace that provides our employees with opportunities to develop and grow. The S&T mindset is to encourage, develop and inspire all employees to achieve their best, motivated by their own personal progress and development. Our commitment is to foster a workplace where everyone utilizes their knowledge, skills, abilities and unique interests to help each other find success and drive positive results. S&T fosters a work culture where employees work together to better our company, products and services and community. We are committed to promoting a workplace that develops all people through ensuring fairness in all aspects of employment, educating our employees and fostering a culture to address employees’ and customers’ needs. As of December 31, 2025, we had approximately 1,209 full-time-equivalent employees.
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

S&T BANCORP, INC. AND SUBSIDIARIES

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
Talent Development and Training
S&T strives to provide our employees with access to comprehensive training to enhance all job positions. Our corporate training department maintains oversight of training to ensure it is implemented and monitored properly and encourages career development for our employees. Our training programs offer a blended learning approach comprised of classroom, asynchronous online learning and synchronous online sessions. Our learning management systems, supported by vendor partnerships provide employees regulatory, compliance, skill-based, technology, leadership and career development trainings.
We encourage all employees to develop their skill sets and careers through a variety of internal and external training opportunities to align our organization for long-term success. We are dedicated to investing in and developing our managers, supervisors and future leaders of S&T. Our multi-tier succession plan includes replacement planning of vacancies, ongoing talent development and career path design of current employees. Additional resources that support these initiatives include S&T's annual training and recruitment plans that identify specific actionable programs and efforts. In 2025, our employees logged approximately 71,798 training hours, on average 59 hours per employee.
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
Access to United States Securities and Exchange Commission Filings
All of our reports filed electronically with the United States Securities and Exchange Commission, or the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, our prior annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our annual proxy statements, as well as any amendments to those reports, are accessible at no cost on our website at www.stbancorp.com under Financials, SEC Filings. These filings are also accessible on the SEC’s website at www.sec.gov. The charters of the Audit Committee, the Compensation and Benefits Committee, the Credit Risk Committee, the Executive Committee, the Nominating and Corporate Governance Committee and the Risk Committee as well as the Complaints Regarding Accounting, Internal Accounting Controls or Auditing Matters ("Whistleblower Policy"), the Code of Conduct for the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, the General Code of Conduct, the Shareholder Communications Policy and the Corporate Governance Guidelines are also available at www.stbancorp.com under Governance.

S&T BANCORP, INC. AND SUBSIDIARIES

Supervision and Regulation
General
S&T and its bank and non-bank subsidiaries are extensively regulated under federal and state law. Regulation of bank holding companies and banks is intended primarily for the protection of consumers, depositors, borrowers, the Federal Deposit Insurance Fund, or DIF, and the banking system as a whole, and not for the protection of shareholders or creditors. The following describes certain aspects of that regulation and does not purport to be a complete description of all regulations that affect S&T, or all aspects of any regulation discussed here. To the extent statutory or regulatory provisions are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions. The discussion of the regulations applicable to S&T provided below is based on our status as an institution with less than $10 billion in assets. If S&T’s assets cross the $10 billion threshold, we will be subject to different and additional regulations than those described below.
In addition, proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures and before the various bank regulatory agencies that may impact S&T. Bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to S&T or S&T Bank. Such initiatives to change the laws and regulations may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Any such legislation could change bank statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could affect how S&T and S&T Bank operate and could significantly increase costs, impede the efficiency of internal business processes, limit our ability to pursue business opportunities in an efficient manner or affect the competitive balance among banks, credit unions and other financial institutions, any of which could materially and adversely affect our business, financial condition and results of operations. The likelihood and timing of any changes and the impact such changes might have on S&T is impossible to determine with any certainty.
Regulation of S&T
We are a bank holding company subject to regulation under the BHCA and the examination and reporting requirements of the Federal Reserve and have elected to be a financial holding company. Under the BHCA, a financial holding company is restricted in the types of activities in which it may engage and subject to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.
In general, the BHCA limits the business of bank holding companies to banking, managing, or controlling banks and other activities that the Federal Reserve has determined to be closely related to banking. Bank holding companies that qualify and elect to become financial holding companies, such as S&T, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the Secretary of the Treasury), or complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system (as solely determined by the Federal Reserve). The BHCA identifies several activities as “financial in nature” including, among others, securities underwriting; dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and sales agency; investment advisory activities; merchant banking activities and activities that the Federal Reserve has determined to be closely related to banking. Banks may also engage in, subject to limitations on investment, activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is “well-capitalized,” “well-managed” and has at least a “satisfactory” Community Reinvestment Act, or CRA, rating.

S&T BANCORP, INC. AND SUBSIDIARIES

In order to maintain our status as a financial holding company, we must remain “well-capitalized” and “well-managed” and the depository institutions controlled by us must remain “well-capitalized,” “well-managed” (as defined in federal law) and have at least a “satisfactory” CRA rating. Refer to Note 23. Regulatory Matters to the consolidated financial statements contained in Part II, Item 8 of this Report for information concerning the current capital ratios of S&T and S&T Bank. If S&T or S&T Bank fail to continue to meet these requirements, we could be subject to restrictions on new activities and acquisitions, and/or be required to cease and possibly divest operations that conduct existing activities that are not permissible for a bank holding company that is not a financial holding company. Additionally, the Federal Reserve could impose corrective capital and managerial requirements and activity restrictions on us if we cease to be “well-capitalized” or “well managed.”
As a financial holding company, we are expected under statutory and regulatory provisions to serve as a source of financial and managerial strength to our subsidiary bank. A financial holding company is also expected to commit resources, including capital and other funds, to support its subsidiary bank. The Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank, or if it undertakes actions that the Federal Reserve believes might jeopardize the bank holding company’s ability to commit resources to such subsidiary bank. Capital loans by banking holding companies to its subsidiary banks would be subordinate in right of payment to deposits and certain other debts of the subsidiary bank. In the event of bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.
The BHCA requires that a financial holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any additional bank or bank holding company, (ii) taking any action that causes an additional bank or bank holding company to become a subsidiary of the financial holding company, or (iii) merging or consolidating with any other bank holding company. No prior regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve, unless the total consolidated assets to be acquired exceed $10 billion. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. Federal law also imposes restrictions on acquisitions of stock in a bank holding company. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as S&T, and the FDIC before acquiring control of any state-chartered non-member bank, such as S&T Bank. Upon receipt of such notice, the bank regulatory agencies may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or bank’s voting stock, or if one or more other control factors set forth in the Act are present. As a result, a person or entity generally must provide prior notice to the Federal Reserve before acquiring the power to vote 10 percent or more of S&T’s outstanding common stock.
S&T Bank
As a Pennsylvania-chartered, FDIC-insured non-member commercial bank, S&T Bank is subject to the supervision and regulation of the PA DOBS and the FDIC. We are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be granted and limits on the types of other activities in which S&T Bank may engage and the investments it may make.
S&T Bank is subject to affiliate transaction rules in Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve's Regulation W, that limit the amount of transactions between itself and S&T or any other company or entity that controls or is under common control with any company or entity that controls S&T Bank, including for most purposes any financial or depository institution subsidiary of S&T Bank. Under these provisions, “covered” transactions, including making loans, purchasing assets, issuing guarantees and other similar transactions, between a bank and its parent company or any other affiliate, generally are limited to 10 percent of the bank subsidiary’s capital and surplus, and with respect to all transactions with affiliates, are limited to 20 percent of the bank subsidiary’s capital and surplus. Loans and extensions of credit from a bank to an affiliate generally are required to be secured by eligible collateral in specified amounts, and in general all affiliated transactions must be on terms consistent with safe and sound banking practices. Furthermore, in general, transactions between a bank and its affiliates must be on terms and conditions that are at least as favorable to the bank as the terms that would apply in comparable transactions between the bank and a third party. Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, expanded the affiliate transaction rules to broaden the definition of "covered transactions" to include securities, borrowing or lending, repurchase and reverse repurchase agreements and certain derivative transactions. The Act also strengthened collateral requirements and significantly limited the Federal Reserve's authority to grant exemptions from these rules.

S&T BANCORP, INC. AND SUBSIDIARIES

Federal law also constrains the types and amounts of loans that S&T Bank may make to its executive officers, directors and principal shareholders. Among other things, these loans are limited in amount, must be approved by S&T Bank’s board of directors in advance and must be on terms and conditions as favorable to the bank as those available to an unrelated person. The Dodd-Frank Act strengthened restrictions on loans to insiders and expanded the types of transactions subject to the various limits to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement and a securities lending or borrowing transaction. The Dodd-Frank Act also placed restrictions on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.
Pursuant to Section 18(c) of the FDIA, more commonly known as the Bank Merger Act, or BMA, prior written approval from a bank’s primary federal regulator is required before any insured depository institution may consummate a merger transaction which includes a merger, consolidation, assumption of deposit liabilities and certain asset transfers between or among two or more institutions. Prior written approval of a bank’s primary federal regulator is also required for merger transactions between or among affiliated institutions, as well as for merger transactions between or among non-affiliated institutions. Transactions that do not involve a transfer of deposit liabilities typically do not require prior approval under the BMA, unless the transaction involves the acquisition of all or substantially all of an institution’s assets. In September 2024, the FDIC adopted a final rule amending its procedures for reviewing applications under the BMA and adding a policy statement on the FDIC’s substantive approach to evaluating bank mergers under the BMA, which, among other things, eliminated certain expedited review procedures and streamlined application processes. However, on May 20, 2025, the FDIC approved the rescission of its 2024 policy statement and reinstated its 2008 policy statement while it conducts a broader reevaluation of its bank merger review process. These actions reflect regulatory efforts to reduce procedural uncertainty and burden in the bank merger review process. The statutory framework underlying the BMA has not been materially changed by recent legislation, and agencies continue to exercise broad discretion in merger evaluation on a case-by-case basis. Proposed changes to bank merger policy, including oversight and application procedures, may arise from regulatory proposals or Congressional interest and could affect the timing, complexity or conditions of merger approvals.
In September 2024, the Department of Justice, or DOJ, withdrew its 1995 Bank Merger Guidelines and issued the 2024 Banking Addendum to 2023 Merger Guidelines, or the 2024 Banking Addendum. The DOJ clarified that it would assess competition considerations in connection with bank and bank holding company mergers using its 2023 Merger Guidelines which is the general merger review framework the DOJ now uses to evaluate transactions in all segments of the economy, and 2024 Banking Addendum. The 2024 Banking Addendum provides guidance on how the DOJ will assess competition in the context of bank and bank holding company mergers. An analysis under the 2023 Merger Guidelines and 2024 Banking Addendum may include consideration of theories of harm and relevant markets not considered under the 1995 Bank Merger Guidelines which focused primarily on concentrations of deposits and branches. Notwithstanding the actions of the FDIC in 2025, transactions that satisfy traditional banking regulator approval standards may nonetheless face extended DOJ review, additional information requests, conditions or challenges.
Supervision, Examination and Enforcement
The Federal Reserve and FDIC have broad supervisory, examination and enforcement authority with regard to bank holding companies and banks, including the power to impose nonpublic supervisory agreements, issue cease and desist or removal orders, impose fines and other civil and criminal penalties, initiate injunctive actions, terminate deposit insurance and appoint a conservator or receiver. In general, these actions may be initiated for violations of laws and regulations, as well as engagement in unsafe and unsound practices, and some of these actions also may be taken against an “institution affiliated party” as defined in the law. Specifically, the regulators may direct a bank holding company or bank to, among other things, increase its capital, sell subsidiaries or other assets, limit its dividends and distributions, restrict its growth or remove officers and directors. Supervision and examinations are confidential, and the outcomes of these actions may not be made public. In addition, if our total consolidated assets exceed $10 billion, we may be subject to additional supervision by the Consumer Financial Protection Bureau, or CFPB, with respect to consumer protection laws and regulations.
On August 7, 2025, Executive Order 14331,“Guaranteeing Fair Banking Access for All Americans,” was issued directing federal banking agencies to identify and address “politicized or unlawful” denial of financial services based on constitutionally or statutorily protected beliefs, affiliations, or political views. In response, the Small Business Administration, or SBA, required certain certifications from SBA lending program participants, and the FDIC conducted supervisory reviews of policies and practices at certain FDIC-supervised institutions.

S&T BANCORP, INC. AND SUBSIDIARIES

In October 2025, the federal bank regulators issued a proposed rule to limit reputation risk as a factor in their supervisory frameworks. Under the proposed rule, the agencies would be prohibited from criticizing or taking adverse action against a financial institution based on reputation risk. Certain states have also enacted or proposed “fair access” laws that may affect how financial institutions approach account opening, account termination and related relationship decisions. These developments may result in evolving supervisory expectations, examination practices or compliance requirements applicable to S&T and its affiliates and could increase operational, compliance or legal complexity, including where requirements overlap with or potentially conflict with other legal or risk-management obligations.
Insurance of Accounts; Depositor Preference
The deposits of S&T Bank are insured up to applicable limits per insured depositor by the DIF, as administered by the FDIC. The Dodd-Frank Act codified FDIC deposit insurance coverage per separately insured depositor for all account types at $250,000.
The DIF is funded mainly through quarterly assessments on insured depository institutions, such as S&T Bank, and provides insurance coverage for certain deposits up to this maximum amount. As an FDIC-insured bank, S&T Bank is subject to FDIC insurance assessments which are imposed based upon the calculated risk the institution poses to the DIF. S&T Bank’s assessment is determined each quarter in accordance with the FDIC’s standardized risk-based methodology by multiplying its assessment rate by its assessment base. The assessment base is calculated as a percentage of average consolidated total assets less average tangible equity during the assessment period. Under the current assessment system, for an institution with less than $10 billion in assets, assessment rates are determined based on a combination of financial ratios and CAMELS (capital adequacy, asset quality, management, earnings, liquidity and sensitivity) composite ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly.
As part of its semiannual update of the restoration plan established by the FDIC to facilitate restoration of the reserve ratio of the DIF to the statutory minimum in the mandated time frame, the FDIC adopted a final rule in October 2022. The new rule, applicable to all insured depository institutions, increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023 (January 1 through March 31, 2023). The increase in assessment rate schedules was intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35 percent by the statutory deadline of September 30, 2028. The change in assessment rates was further intended to support the growth of the DIF in progressing toward the 2 percent Designated Reserve Ratio, or DRR, established by the FDIC. The FDIC has indicated that the new assessment rate schedules will remain in effect unless and until the DRR meets or exceeds 2 percent, absent further FDIC action. Under the new rule, the total base assessment rates on an annualized basis range from 2.5 basis points for certain “well-capitalized,” “well-managed” banks, with the highest ratings, to 42 basis points for complex institutions posing the most risk to the DIF compared to the 2022 rates that ranged from 1.5 to 40.
In addition to regular assessments, the FDIC has authority to impose special assessments on insured depository institutions, including to recover losses to the DIF associated with bank failures. In November 2023, the FDIC finalized a special assessment to recover DIF losses related to the closures of Silicon Valley Bank and Signature Bank. The assessment applies only to institutions with more than $5 billion in uninsured deposits as of December 31, 2022. Because S&T Bank’s uninsured deposits were below this threshold, the assessment does not apply to S&T.
The FDIC may terminate the deposit insurance of any insured depository institution if it determines, after hearing that the institution has engaged in unsafe or unsound practices, that the institution is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Federal Reserve. It also may suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, will continue to be insured for a period of six months to two years, as determined by the FDIC.
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

S&T BANCORP, INC. AND SUBSIDIARIES

Capital
S&T and S&T Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The Federal Reserve and the FDIC have issued substantially similar minimum risk-based and leverage capital rules applicable to the banking organizations they supervise. These capital ratios represent regulatory minimums, and the Federal Reserve and FDIC may determine that a banking organization, based on its size, complexity, risk profile, growth plans or overall condition, must maintain capital levels in excess of the minimum requirements in order to operate in a safe and sound manner. In assessing capital adequacy, banking regulators consider a variety of qualitative and quantitative factors, including concentrations of credit risk, exposure to interest rate risk, liquidity risk, operational and market risks, risks arising from non-traditional activities and management’s ability to identify, measure, monitor and control those risks.
Under the applicable capital rules, S&T and S&T Bank are subject to the following risk-based capital ratios: a common equity tier 1, or CET1, risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital and a total capital ratio which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, retained earnings and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities, if applicable. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, certain trust preferred securities, other preferred stock and certain hybrid capital instruments and a limited amount of loan loss reserves up to a maximum of 1.25 percent of risk-weighted assets, subject to certain eligibility criteria.
The capital rules require a minimum CET1 risk-based capital ratio of 4.5 percent, a minimum overall Tier 1 risk based capital ratio of 6.0 percent, and a total risk-based capital ratio of 8.0 percent. In addition, the capital rules require a capital conservation buffer of 2.5 percent above each of the minimum capital ratio requirements (CET1, Tier 1, and total risk-based capital), which must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without automatic restrictions. The capital conservation buffer is 2.50 percent, so a banking organization needs to maintain a CET1 capital ratio of at least 7 percent, a total Tier 1 capital ratio of at least 8.5 percent and a total risk-based capital ratio of at least 10.5 percent or it would be subject to restrictions on capital distributions and discretionary bonus payments to its executive management.
The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average total assets, less goodwill and other disallowed intangible assets. The required minimum leverage ratio for all banks and bank holding companies is 4 percent.
To be well-capitalized, we must maintain the following capital ratios:
● CET1 risk-based capital ratio of 6.5 percent or greater;
● Tier 1 risk-based capital ratio of 8.0 percent or greater;
● Total risk-based capital ratio of 10.0 percent or greater; and
● Tier 1 leverage ratio of 5.0 percent or greater.
Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. For example, only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on S&T’s or S&T Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth.
On December 31, 2025, S&T’s and S&T Bank’s regulatory capital ratios were above the well-capitalized standards and met the fully phased-in capital conservation buffer.

S&T BANCORP, INC. AND SUBSIDIARIES

The following table summarizes the leverage and risk-based capital ratios for S&T and S&T Bank:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025
Leverage Ratio
S&T	$1,154,736	12.18%	$379,316	4.00%	$474,146	5.00%
S&T Bank	1,128,495	11.91%	379,139	4.00%	473,923	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	1,130,736	14.32%	355,419	4.50%	513,383	6.50%
S&T Bank	1,128,495	14.30%	355,206	4.50%	513,076	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	1,154,736	14.62%	473,892	6.00%	631,856	8.00%
S&T Bank	1,128,495	14.30%	473,608	6.00%	631,478	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	1,278,474	16.19%	631,856	8.00%	789,821	10.00%
S&T Bank	1,252,175	15.86%	631,478	8.00%	789,347	10.00%

Payment of Dividends
S&T is a legal entity separate and distinct from its banking and other subsidiaries. A substantial portion of our revenues consist of dividend payments we receive from S&T Bank. The payment of common dividends by S&T is subject to certain requirements and limitations of Pennsylvania law. S&T Bank, in turn, is subject to federal and state laws and regulations that limit the amount of dividends it can pay to S&T. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve has indicated that banking organizations should generally pay dividends only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition and (iii) the organization will continue to meet minimum capital adequacy ratios. The policy also provides that a banking organization should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. Bank holding companies also are required to consult with the Federal Reserve before redeeming or repurchasing capital instruments when the bank holding company is experiencing financial weaknesses. Additionally, the Federal Reserve could prohibit or limit the payment of dividends by a bank holding company if it determines that payment of the dividend would constitute an unsafe or unsound practice.
Thus, under certain circumstances based upon our financial condition, our ability to declare and pay quarterly dividends may require consultation with the Federal Reserve and may be prohibited by applicable Federal Reserve guidance.

S&T BANCORP, INC. AND SUBSIDIARIES

Safety and Soundness Regulations
There are a number of obligations and restrictions imposed on bank holding companies such as us and our depository institution subsidiary by federal law and regulatory policy. These obligations and restrictions relate to internal controls, risk management, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. These guidelines in general require appropriate systems and practices to identify and manage specified risks and exposures. These obligations and restrictions are designed to reduce potential loss exposure to the FDIC’s DIF in the event an insured depository institution becomes in danger of default or is in default. Under current federal law, for example, the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” as defined by the law. As of December 31, 2025, S&T Bank was classified as “well-capitalized.” Refer to the above section titled Capital within this Item 1. Business section for capital requirements. The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of any financial institution.
Lending Standards and Guidance
The federal banking agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on, or interests in, real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, all insured depository institutions, including S&T Bank, are required to adopt and maintain written policies that establish appropriate limits and standards for such extensions of credit. These policies must address, among other things, loan portfolio diversification standards, prudent underwriting standards (including clear and measurable loan-to-value limits), loan administration procedures and documentation, approval and reporting requirements. S&T Bank’s real estate lending policies are required to reflect consideration of the federal banking regulators’ Interagency Guidelines for Real Estate Lending Policies.
The federal banking agencies have also jointly issued supervisory guidance on Concentrations in Commercial Real Estate Lending (the “Guidance”). The Guidance defines commercial real estate loans to include exposures secured by raw land, land development and construction (including one-to-four family residential construction), multifamily property and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (generally defined as loans for which 50 percent or more of the source of repayment is derived from third-party, non-affiliated rental income) or from the proceeds of the sale, refinancing or permanent financing of the property.
The Guidance provides that insured depository institutions should maintain appropriate processes to identify, monitor and control risks associated with concentrations in commercial real estate lending. Where concentrations are present, management is expected to employ heightened risk management practices which may include enhanced board and management oversight and strategic planning, portfolio management, underwriting standards, risk assessment and monitoring through market analysis and stress testing and the maintenance of capital levels appropriate to support the level of commercial real estate lending. These heightened risk management practices may also include enhanced internal controls, portfolio stress testing, risk exposure limits, compensation and incentive programs and, where appropriate, higher allowances for credit losses.

S&T BANCORP, INC. AND SUBSIDIARIES

Prompt Corrective Action
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
Regulatory Enforcement Authority
The enforcement powers available to federal banking agencies are substantial and include, among other things and in addition to other powers described herein, the ability to assess civil money penalties and impose other civil and criminal penalties, to issue cease-and-desist or removal orders, to appoint a conservator to conserve the assets of an institution for the benefit of its depositors and creditors and to initiate injunctive actions against banks and bank holding companies and “institution affiliated parties,” as defined in the Federal Deposit Insurance Act, or FDIA. In general, these enforcement actions may be initiated for violations of laws and regulations, and engagement in unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. At the state level, the PA DOBS also has broad enforcement powers over S&T Bank, including the power to impose fines and other penalties and to appoint a conservator or receiver.
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

Fair Lending and Consumer Protection Laws
In connection with its lending activities, S&T Bank is subject to a number of state and federal laws and regulations designed to protect consumers and promote lending to various sectors of the economy and population. The federal laws include, among others, the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Truth-in-Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, Fair Housing Act and the Community Reinvestment Act, or CRA. In addition, federal rules require disclosure of privacy policies to consumers.
Fair lending laws prohibit discrimination in the lending practices, and include the Equal Credit Opportunity Act and the Fair Housing Act which outlaw discrimination in credit transactions and residential real estate on the basis of prohibited factors including, among others, race, color, national origin, sex and religion. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency is required to refer the matter to the DOJ for investigation. S&T Bank is required to have a fair lending program that is of sufficient scope to monitor the inherent fair lending risk of the institution and ensure compliance with all applicable fair lending laws and regulations.

S&T BANCORP, INC. AND SUBSIDIARIES

In addition, the Dodd-Frank Act provides that the amount of any interchange fee charged for electronic debit transactions by debit card issuers having assets over $10 billion must be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve has adopted a rule, Regulation II, which limits the maximum permissible interchange fees that such issuers can receive for an electronic debit transaction. Regulation II was effective on October 1, 2011 and amended on October 3, 2022 to require debit card issuers to provide at least two unaffiliated payment card networks to process card-not-present debit card transactions. Regulation II does not apply to a bank that, together with its affiliates, has less than $10 billion in assets, which includes S&T. In addition, their future application is subject to uncertainty. Ongoing litigation has challenged the Federal Reserve’s implementation of the interchange fee cap, and while no statutory changes have been enacted, adverse judicial outcomes or future regulatory action could modify or invalidate the current framework. The Federal Reserve has not finalized any amendments to Regulation II, and institutions below $10 billion in consolidated assets continue to qualify for the small-issuer exemption. However, as S&T grows, it may become subject to Regulation II, depending on the outcome of ongoing litigation and any applicable rule changes. Additionally, in February of 2026, a federal court in Illinois partially upheld a first-of-its-kind state law restricting interchange fees. This Illinois Interchange Fee Prohibition Act goes into effect on July 1, 2026. The majority of our customers are not located in Illinois, however, there may be similar state laws promulgated over time.
In March 2023, the CFPB issued the “Small Business Lending Rule” to implement Section 1071 of the Dodd-Frank Act for the stated purpose of increasing transparency in small business lending, promoting economic development, and combating unlawful discrimination. Under the Small Business Lending Rule, covered lenders, including S&T Bank, are required to collect and report information about the small business credit applications they receive, including geographic and demographic data, lending decisions and the price of credit. The Small Business Lending Rule has been subject to extensive litigation and court stays have extended the compliance deadlines for certain entities involved in the litigation. As a result, the CFPB announced on April 30, 2025, that it will not prioritize enforcement or supervision of the Small Business Lending Rule for entities not covered by the stay. On June 18, 2025, the CFPB issued an interim final rule to extend compliance deadlines by approximately one year which was finalized on October 2, 2025. In addition, on November 13, 2025, the CFPB proposed significant changes to the Small Business Lending Rule that would exclude certain credit from the definition of covered credit transaction, increase loan origination thresholds for covered companies, change revenue thresholds for the definition of small businesses, remove certain data points from reporting and further extend the compliance date to January 1, 2028 for all covered financial institutions.
In October 2024, the CFPB finalized its “Open Banking Rule” to implement Section 1033 of the Dodd-Frank Act, which would require certain entities, including S&T and S&T Bank, to, among other things, make available to a consumer, upon request, information in its control or possession concerning the consumer financial product or service that the consumer obtained from that entity. The Open Banking Rule has been subject to extensive litigation since its adoption. As part of that litigation, on May 23, 2025, the CFPB stated in a litigation status report that the Open Banking Rule is unlawful. As a result, litigation was stayed while the CFPB conducted new rulemaking process. On August 22, 2025, the CFPB released an advanced notice of proposed rulemaking soliciting public comment to the Open Banking Rule.
S&T Bank is continuing to monitor and evaluate the impact of the Small Business Lending Rule and Open Banking Rule, though compliance may require operational, technology and policy changes, may increase S&T Bank’s compliance costs and could subject S&T Bank to heightened litigation and enforcement risk.

S&T BANCORP, INC. AND SUBSIDIARIES

Community Reinvestment Act
The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the institution, including low- and moderate-income, or LMI, borrowers and neighborhoods. The CRA is designed to encourage regulated banks to help meet the credit needs of the local communities in which they are chartered. The Federal Reserve, the FDIC and the OCC implement the CRA through their CRA regulations which establish the framework for how the agencies assess a bank’s record of helping to meet the credit needs of the communities that they serve, including LMI neighborhoods, consistent with safe and sound operations. Furthermore, such assessment is required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. In the case of a bank holding company, including a financial holding company, applying for approval to acquire a bank or bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory.” S&T Bank was rated “satisfactory” in its most recent CRA performance evaluation.
On October 24, 2023, the FDIC, OCC and Federal Reserve jointly issued a final rule to the CRA designed to strengthen and modernize the regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in LMI communities, adapt to changes in the banking industry, including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. Most of the final rule’s requirements were applicable beginning in January 2026, while the remaining requirements, including data reporting requirements, will be applicable in January 2027. The 2023 CRA final rule has been subject to legal challenge, and its effectiveness and implementation have been enjoined by a federal court. In light of the foregoing, FDIC, OCC and Federal Reserve jointly issued a proposal on July 16, 2025, to rescind the final CRA final rule issued in October 2023 and replace it with the prior CRA regulations that were originally adopted by the agencies in 1995, with certain technical amendments. Until any new CRA rule becomes effective, we expect to continue to be evaluated under the CRA regulations currently in effect. Any future changes to the CRA framework (including changes to assessment areas, evaluation methods, data collection or reporting requirements and the standards applied in connection with regulatory applications) could increase our compliance costs and may affect our ability to obtain regulatory approvals.
With respect to consumer protection, the Dodd-Frank Act created the CFPB which took over rulemaking responsibility on July 21, 2011 for the principal federal consumer financial protection laws, such as those identified above. Institutions that have assets of $10 billion or less, such as S&T Bank, are subject to the rules established by the CFPB, but will continue to be supervised in this area by their state and primary federal regulators which in the case of S&T Bank is the FDIC. S&T Bank continues to comply with all applicable consumer protection laws and regulations.
Anti-Money Laundering Rules
S&T Bank is subject to the Bank Secrecy Act, or BSA, its implementing regulations and other anti-money laundering, or AML, laws and regulations, including the USA Patriot Act of 2001. Among other things, these laws and regulations require S&T Bank to take steps to prevent the bank from being used to facilitate the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. S&T Bank is also required to develop and implement a comprehensive AML/Countering The Financing Of Terrorism, or CFT, compliance program. Banks must also have in place appropriate “know your customer”, or KYC, policies and procedures which includes requirements to (1) identify and verify, subject to certain exceptions, the identity of the beneficial owners of all legal entity customers at the time a new account is opened, and (2) include in its AML/CFT program, risk-based procedures for conducting ongoing customer due diligence, which are to include procedures that (a) assist in understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile, and (b) require ongoing monitoring to identify and report suspicious transactions and, on a risk basis, to maintain and update customer information. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA Patriot Act of 2001 require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s AML/CFT activities when considering applications for bank mergers and bank holding company acquisitions.
In June 2025, the federal bank regulators in coordination with the Financial Crimes Enforcement Network, or FinCEN, issued an exemption order from the customer identification program requirement for banks to collect Taxpayer Identification Numbers (TINs) directly from customers before opening accounts. The exemption allows banks to obtain TIN information from third-party sources, provided they still comply with other Customer Identification Program, or CIP, requirements, including risk-based procedures to verify customer identities. This exemption aims to address evolving customer interaction methods and privacy concerns, especially related to identity theft risks. Banks are not required to use this alternative collection method but may choose to do so if it aligns with their risk-based approach to customer verification.

S&T BANCORP, INC. AND SUBSIDIARIES

The Anti-Money Laundering Act of 2020, enacted on January 1, 2021 as part of the National Defense Authorization Act, or AMLA, amends the BSA but does not directly impose new requirements on banks. However, AMLA requires the U.S. Treasury Department to, among other things, issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities and implementing regulations, and conduct studies and issue regulations that may, over the next few years, significantly alter certain due diligence, recordkeeping and reporting requirements that the BSA and its implementing regulations impose on banks. AMLA also contains provisions that increase penalties for violations of the BSA and includes whistleblower incentives, both of which could increase regulatory enforcement against banks. Implementation of AMLA is ongoing and is anticipated to impact S&T Bank’s AML compliance program.
In an effort to increase transparency in the U.S. financial system and prevent shell entities from being used to launder money or hide assets, AMLA includes the Corporate Transparency Act, or CTA, which requires the U.S. Treasury Department’s Financial Crimes Enforcement Network, or FinCEN, to, among other things, establish a national beneficial ownership information registry. In September 2022, FinCEN issued the final Beneficial Ownership Information Reporting Requirements rule, or BOI Reporting Rule, which effective January 1, 2024, requires certain “reporting companies” to file beneficial ownership information reports with FinCEN that will be stored in the national beneficial ownership registry and will detail the reporting company’s beneficial owners. In December 2023, FinCEN issued the final Beneficial Ownership Information Access and Safeguards rule - the second of three rulemakings that would implement the CTA - which governs access to the national beneficial ownership registry. The constitutionality of the CTA is subject to litigation, and on March 21, 2025, FinCEN issued an interim final rule that significantly revised the definition of “reporting company” in its implementing regulations to mean only those entities that are formed under the law of a foreign country and that have registered to do business in any U.S. State or Tribal jurisdiction by the filing of a document with a secretary of state or similar office (formerly known as “foreign reporting companies”). FinCEN also exempts entities previously known as “domestic reporting companies” from BOI reporting requirements. Thus, through this interim final rule, all entities created in the United States — including those previously known as “domestic reporting companies” — and their beneficial owners are exempt from the requirement to report BOI to FinCEN. Foreign entities that meet the new definition of a “reporting company” and do not qualify for an exemption from the reporting requirements must report their BOI to FinCEN under new deadlines, detailed below. These foreign entities, however, will not be required to report any U.S. persons as beneficial owners, and U.S. persons will not be required to report BOI with respect to any such entity for which they are a beneficial owner.
OFAC Regulation
The U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC is responsible for administering U.S. economic sanctions which can prohibit certain transactions with designated foreign countries, nationals and others. OFAC-administered sanctions take on many different forms. For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) blocking assets in which certain sanctioned foreign governments, entities or individuals have an interest, by prohibiting transfers of property subject to U.S. jurisdiction, including property in the possession or control of U.S. persons. OFAC also maintains a list of designated persons, groups or entities that are the target of sanctions, including the “Specially Designated Nationals and Blocked Persons List.” The assets of designated persons, groups or entities are blocked and U.S. persons are generally prohibited from dealing with any such persons. Moreover, blocked assets, for example property and bank deposits, cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. If we find a name on any transaction, account or wire transfer associated with a sanctioned person, we must freeze or block such account or transaction, file a blocked property report with OFAC and notify the appropriate authorities. Failure to comply with U.S. economic sanctions could have serious legal and regulatory consequences.
The Volcker Rule
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

S&T BANCORP, INC. AND SUBSIDIARIES

Data Privacy and Cybersecurity
We are subject to a variety of regulatory requirements regarding data privacy, data security and cybersecurity. For example, current federal laws, rules, regulations and standards, including the Gramm-Leach-Bliley Act, or GLBA, require financial institutions to, among other things, periodically disclose their privacy policies and practices relating to sharing personal information and enable retail customers to opt out of our ability to share such personal information with unaffiliated third parties under certain circumstances. Such laws and regulations also require financial institutions to implement a comprehensive cybersecurity program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information. Other federal and state laws and regulations impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. Federal law also makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means. S&T Bank is also subject to rules and regulations issued by the Federal Trade Commission which regulates unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. Additionally, like other lenders, S&T Bank uses credit bureau data in its underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act which also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on us and our subsidiaries. The federal government also is considering, and may pass, additional data privacy and cybersecurity legislation, to which we may become subject if passed.
Federal and state regulators of financial institutions have issued guidance regarding cybersecurity, addressing the scope of controls that financial institutions should implement and maintain and business continuity planning and recovery processes that should be in place. Additionally, the FDIC, OCC and Federal Reserve issued a final rule that became effective in May 2022, requiring banking organizations that experience a computer-security incident to notify certain entities and its federal regulator as soon as possible and no later than 36 hours after the bank determines a computer-security incident has occurred. This rule also requires banking organizations to notify their customers of a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption or degradation for four or more hours. In March of 2022, the Cyber Incident Reporting for Critical Infrastructure Act, or CIRCIA, was enacted and once final rules are adopted, will require certain covered entities to report a covered cyber incident to the U.S. Department of Homeland Security’s Cybersecurity & Infrastructure Security Agency, or CISA, within 72 hours after a covered entity reasonably believes an incident has occurred. Separate reporting to CISA will also be required within 24 hours if a ransom payment is made as a result of a ransomware attack. Furthermore, in September 2023, the SEC’s Cybersecurity Risk Management, Strategy, Governance and Incident Disclosure rules went into effect requiring, among other disclosure obligations, companies to publicly disclose the occurrence of a material cybersecurity incident, including the material aspects of the nature, scope, timing and impact of the incident on the company's financial condition and results of operations and brand beginning with any material cybersecurity incidents that occur on or after December 18, 2023.
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations, including data access requests and breach notification requirements. We actively monitor developments regarding regulatory expectations and federal and state requirements with respect to cybersecurity, data access requests and data breach notifications.
Other Legislative and Regulatory Changes
Various legislative and regulatory proposals are being considered by the executive branch of the federal government, Congress and various state governments, including Pennsylvania, that would result in substantial changes in banking, the regulation of banks, thrifts and other financial institutions, compensation, the regulation of financial markets and their participants, financial instruments and securities and the regulators and taxation of these entities.
Throughout 2025, Congress and the federal bank regulators expanded the scope of permissible digital asset activities for banks. The Government Enabling New Innovative Unstoppable Systems Act, or GENIUS Act, enacted in July 2025 as a significant piece of legislation aimed at establishing a comprehensive regulatory framework for stablecoins and digital assets in the U.S. The GENIUS Act provides clarity on the treatment of digital currencies, including the framework for stablecoin issuances by bank and non-banking entities, custody, reserves and payments systems and adopts a supervisory framework for stablecoin issuers. Under the GENIUS Act, banks are allowed to engage in stablecoin issuances and hold related reserves, provided they comply with established AML, KYC and capital adequacy standards.
In addition, the FDIC and Federal Reserve issued revised guidance regarding their engagement in crypto-related activities. This guidance rescinds prior guidance which previously required banks to submit prior notifications to the FDIC before engaging in such activities. Under the new framework, banks may engage in permissible crypto-related services, including custody and stablecoin reserve management, without needing to receive prior FDIC approval. However, banks are still required to manage risks effectively, including market, liquidity, operational and cybersecurity risks, and to comply with all AML/CFT and consumer protection requirements.

S&T BANCORP, INC. AND SUBSIDIARIES

While we are not yet directly involved in stablecoin issuance or similar digital asset services, we continue to monitor developments under the GENIUS Act and FDIC policy, particularly as they evolve in the areas of digital asset custody, payments systems and associated regulatory requirements. The FDIC’s recent approach signals that smaller banks have greater flexibility to explore these opportunities, provided they adhere to compliance standards designed to protect customers and ensure safety and soundness.
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
Our customers are primarily in Pennsylvania and the contiguous states of Ohio, New York, West Virginia, New Jersey, Delaware and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in these states resulting in geographic concentration. Our market area has a high density of financial institutions, some of which are significantly larger institutions with greater financial resources than us, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, mortgage banking companies, credit unions, online lenders and other financial service companies. Our most direct competition for deposits has historically come from commercial banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms, insurance companies and financial technology companies. Since larger competitors have advantages in attracting business from larger corporations, we do not generally attempt to compete for that business. Instead, we concentrate our efforts on attracting the business of individuals, and small and medium-sized businesses. We consider our competitive advantages to be customer service and responsiveness to customer needs, the convenience of banking offices and hours, access to electronic banking services and the availability and pricing of our customized banking solutions. We emphasize personalized banking and the advantage of local decision-making in our banking business.
The financial services industry is likely to become more competitive as further technological advances enable more companies to provide financial services on a more efficient and convenient basis. Technological innovations have lowered traditional barriers to entry and enabled many companies to compete in financial services markets. Many customers now expect a choice of banking options for the delivery of services, including traditional banking offices, telephone, internet, mobile, ATMs, self-service branches, in-store branches and/or digital and technology-based solutions. These delivery channels are offered by traditional banks and savings associations, credit unions, brokerage firms, asset management groups, financial technology companies, finance and insurance companies, internet-based companies and mortgage banking firms.
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
Risks Related to Credit
Our ability to assess the credit-worthiness of our customers may diminish which may adversely affect our results of operations.
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

S&T BANCORP, INC. AND SUBSIDIARIES

The value of the collateral used to secure our loans may not be sufficient to compensate for the amount of unpaid loans and we may be unsuccessful in recovering the remaining balances from our customers.
Decreases in collateral values underlying our loans, particularly with respect to our commercial real estate, or CRE, and commercial and industrial, or C&I, could adversely affect our customers’ ability to repay these loans which in turn could impact our profitability. Repayment of our commercial loans is often dependent on the cash flow of the borrower which may become unpredictable. If the value of the assets, such as real estate or business assets, serving as collateral for the loan portfolio were to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, we may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. The underlying business assets that serve as collateral for C&I loans may be specific and unique to the borrowers industry; therefore, when the borrower encounters financial difficulties, the business assets may not have sufficient value. This could result in higher charge-offs which could have a material adverse effect on our operating results and financial condition.

Changes to our provision for credit losses or ACL could significantly impact our operating results and financial condition.
Like other lenders, we face the risk that our customers will not repay their loans. We reserve for losses in our loan portfolio based on our assessment of expected credit losses. Management determines the amount of allowance for credit losses, or ACL, through undergoing a periodic review of the loan portfolio, where it considers historical losses, forward-looking information including management's assessment of the macroeconomic conditions, including the national unemployment forecast produced by the Federal Reserve and qualitative factors around current conditions including changes in lending policies and practices, economic conditions, changes in the loan portfolio, changes in lending management, results of internal loan reviews, asset quality trends, collateral values, concentrations of credit risk and other external factors. This process, which is critical to our financial results and condition, requires complex judgment including our assessment of economic conditions which are difficult to predict. The amount of future losses is difficult to predict because it is susceptible to changes in economic, operating and other conditions, including changes in interest rates which may be beyond our control. Although we have policies and procedures in place to determine future losses, due to the subjective nature of this area, there can be no assurance that our management has accurately assessed the level of allowance reflected in our consolidated financial statements. We may underestimate our expected credit losses and fail to hold an ACL sufficient to account for these losses or we may overestimate expected credit losses and maintain an ACL in excess of what is required. Incorrect assumptions could lead to material underestimates or overestimates of expected losses and an inadequate or excessive ACL. As our assessment of expected losses changes, we may need to increase or decrease our ACL which could significantly impact our operating results and financial condition.
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
The majority of our loans are to commercial borrowers including C&I, Commercial Real Estate, or CRE, and construction loans. The commercial loan portfolio typically involves a higher degree of credit risk than other types of loans. For the C&I segment this is due to the customer’s repayment ability being based upon the success of its business operations, the susceptibility of the customer’s business to changing economic conditions, the dependence of our customer on maintaining sufficient cash flow to make payments on the loan and our reliance on the underlying collateral which is usually only the business assets that may not have sufficient value when the borrower encounters financial difficulties. For the CRE segment higher risk is due to higher loan principal amounts, where the repayment of these loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by CRE often depend upon the successful operation and management of the properties, repayment of these loans may be affected by factors outside the borrower’s control, including adverse conditions in the real estate market or the economy. Additionally, we have a number of significant credit exposures to commercial borrowers, and while the majority of these borrowers have numerous projects that make up the total aggregate exposure, if one or more of these borrowers default or have financial difficulties, we could experience higher credit losses which could adversely impact our financial condition and results of operations. Further, an individual commercial loan balance is typically larger than other loans in our portfolio, creating the potential for larger credit losses on an individual loan. The deterioration of one or a few of these loans could have a material adverse effect on our financial condition and results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES

Risks Related to General Economic Conditions
General economic conditions may adversely impact our business, financial condition, results of operations or cash flows.
Various aspects of our business could be impacted by general macroeconomic conditions including, among others, inflation, interest rates, rising or elevated unemployment, declines in GDP, consumer spending, property values, supply chain complications and economic uncertainty. These conditions generally have a negative impact on businesses, financial markets and consumers which may impact the underlying credit quality of our customers. The following could increase the risk of our customers defaulting or becoming delinquent in their obligations to us which could increase credit losses and adversely affect our credit portfolios and provision for credit losses: (i) increased cost of borrowings, (ii) additional borrowings and increased leverage, (iii) drawdown from savings due to business disruption, (iv) financial difficulties, or (v) business losses, particularly for borrowers in our C&I or CRE portfolio. Furthermore, the United States has recently enacted significant new tariffs and may enact additional tariffs. There continues to be significant uncertainty and concern about the future relationship between the U.S. and other countries, including with respect to trade policies, treaties, government regulations, sanctions, tariffs, and application thereof, since the imposition of tariffs that began in April 2025. We are continuing to evaluate the impact of tariffs and trade policies on our business and our customers; however, we cannot provide any assurance about the ultimate outcome or impact of these measures. Additional changes to United States tariffs and/or other trade policies, retaliatory measures and the effect of cost increases and continued uncertainty may have a negative effect on the underlying credit quality of our customers, and increase the risk of our customers defaulting or becoming delinquent in their obligations to us. If the macroeconomic environment worsens, our credit portfolio and ACL could be adversely impacted. These unfavorable economic conditions could also impact the demand for loans and other products and services offered by us, the level of customer deposits, the value of our investment securities, loans held for sale or other assets secured by residential or commercial real estate or the level of net interest income or net interest margin. Any of these developments could adversely impact our business, financial condition, results of operations or cash flows. Additionally, changes to the size, structure, and operation of the federal government, including the workforce reduction, elimination or curtailment of federal agencies, delivery of government services and distribution of federal program funds and benefits may cause economic disruption that could adversely impact our customers and our business, results of operations and financial condition.
We may not accurately predict the nature and timing of the policies of the Federal Reserve and other governmental agencies and their impact on interest rates and financial markets which could negatively impact our financial condition and results of operations.
The monetary policies of the Federal Reserve have a significant impact on interest rates, the value of financial instruments and other assets and liabilities, and overall financial market performance. These policies have a significant impact on the activities and results of operations of banks and bank holding companies such as S&T. An important function of the Federal Reserve is to monitor the national supply of bank credit and set certain interest rates. The actions of the Federal Reserve influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits. In addition, monetary policy actions by governmental authorities in the European Union or other countries could have an impact on global interest rates which could affect rates in the U.S. We may not accurately predict the nature or timing of future changes in monetary policies and interest rates or the precise effects that they may have on our activities and financial results which could negatively impact our financial condition and results of operations.
Financial challenges at other banking institutions; adverse developments affecting the financial services industry; concerns regarding the soundness of financial institutions; and further disruption to the economy and the U.S. banking system may adversely affect our business, results of operations, liquidity and stock price
Several bank receiverships in 2023 caused a state of volatility in the financial services industry and uncertainty with respect to liquidity and the health of the U.S. banking system. Although we were not directly affected by these bank receiverships, this news caused fear among depositors which caused them to withdraw or attempt to withdraw their funds from these and other financial institutions. Uncertainty may be compounded by the reach and depth of media attention, including social media, and its ability to disseminate concerns or rumors about any events of these kinds or other similar risks, and have in the past and may in the future lead to market-wide liquidity problems. Additionally, the stock prices of many financial institutions dropped and became volatile. While the FDIC resolution of these banks was done in a manner that protected depositors, there remains concern over the U.S. banking system as a result of continued economic volatility. Furthermore, financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships which may expose us to credit risk and losses in the event of a default by a counterparty or client. As a result of these events, we face the potential for brand risk, deposit outflows and increased credit risk, which individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations and liquidity.

S&T BANCORP, INC. AND SUBSIDIARIES

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
Although the FDIC made deposit insurance assessment accommodations December 2025, periods of stress in the banking industry often result in increased deposit insurance assessments when banks fail, increased scrutiny by federal and state regulators, including State attorneys general, as well as potential investigations or litigation relating to liquidity management, deposit practices, disclosures or risk management. Such actions, regardless of merit, could have material adverse effects on our business, results of operations, financial condition and growth prospects.
Geopolitical tensions and conflicts between nations have created significant economic and financial disruptions and uncertainties which could adversely affect our business, financial condition and results of operations.
The continuing conflict resulting from Russia’s military attack on Ukraine in February 2022 and other armed conflicts such as that involving Hamas and Israel beginning in October 2023 may cause detrimental effects on the global economy. This conflict, as well as further escalation of tensions between Israel and various countries in the Middle East, North Africa and rising tensions between United States and Venezuela, may cause additional detrimental effects on the global economy, including financial and capital markets which could adversely impact our results of operations.
Although the extent and duration of these military conflicts and any future escalation of such hostilities, market disruptions and volatility and the result of any diplomatic negotiations remains uncertain, these consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our common stock to be adversely affected.

S&T BANCORP, INC. AND SUBSIDIARIES

Risks Related to Our Operations
Failure to keep pace with technological changes and successfully implement current or future information technology system enhancements could have a material adverse effect on our results of operations and financial condition.
The financial services industry is constantly undergoing rapid technological change with frequent introductions of new technology-driven products and services, including the use of artificial intelligence and digital assets. The effective use of technology increases efficiency and enables financial institutions to better service customers and reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy their demands, as well as create additional efficiency within our operations. We continue to invest in information technology systems in order to provide functionality to improve our operating efficiency and to streamline our client experience. We may not be able to effectively implement new technology-driven products, enhancements and services quickly or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry, including but not limited to changes affecting our information systems resulting in incidents, attacks or breaches in cybersecurity; or utilize system enhancements that are implemented in the future, could have a material adverse impact on our business, financial condition and results of operations. As such, we cannot guarantee anticipated long-term benefits from these system enhancements and operational initiatives.
A cyber attack, information or security breach, or a failure of ours or of a third-party's infrastructure, computer and data management systems could adversely affect our ability to conduct our business or manage our exposure to risk, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, liquidity and financial condition, as well as cause diminished customer, employee or investor confidence.

Our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact. Cybersecurity risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our operations rely on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. We rely on digital technologies, computer, database and email systems, software and networks to conduct our operations. In addition, to access our network and products and services, our customers and third parties may use personal mobile devices or computing devices that are outside of our network environment. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact. We further issue debit cards which are susceptible to compromise at the point of sale via the physical terminal through which transactions are processed and by other means of hacking. The security and integrity of these transactions are dependent upon the retailers’ vigilance and willingness to invest in technology and upgrades. Issuing debit cards to our clients exposes us to potential losses, which in the event of a data breach at one or more major retailers, may adversely affect our business, financial condition and results of operations.
Financial services institutions, and third parties whom they conduct business with, have been subject to, and are likely to continue to be the target of, cyber attacks, including computer viruses, malicious or destructive code, phishing attacks, denial of service, adversarial artificial intelligence or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the institution, its employees or customers or of third parties, or otherwise materially disrupt network access or business operations. For example, denial of service attacks have been launched against a number of large financial institutions and several large retailers have disclosed substantial cybersecurity breaches affecting debit accounts of their customers. We have experienced cybersecurity incidents in the past, such as vendor malware attacks, phishing and other social engineering schemes designed to gain access to confidential information from our employees, customers or vendors and, although not material, we anticipate that we could experience further incidents of that nature as well as other types of attempts or incidents. Specifically, the rapid evolution of artificial intelligence, generative artificial intelligence and quantum computing has enabled malicious actors to develop more advanced social engineering attacks. Furthermore, the potential development of quantum computing capabilities poses future risks to existing cryptographic standards which could jeopardize the integrity of our secure data transmissions. There can be no assurance that we will not suffer material losses or other material consequences relating to technology failure, cyber incidents or other information or security breaches.
In addition to external threats, insider threats also present a risk to us. Insiders, having legitimate access to our systems and the information contained in them, have the opportunity to make inappropriate use of the systems and information, or as a result of human error, misconduct or malfeasance, expose us to risk. We have policies, procedures and controls in place designed to prevent or limit this risk, but we cannot guarantee that these policies, procedures and controls fully mitigate this risk.

S&T BANCORP, INC. AND SUBSIDIARIES

Additionally, a number of our employees have the ability to work from remote locations, increasing the number of surfaces that require protection and the overall risks and exposures to cyber threats.
We have taken and continue to take measures to design, implement and reassess our controls, backup systems and other safeguards to support our operations, but no matter how well designed or implemented, we may not be able to anticipate and prevent all potential types of security incidents and breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner. As cyber threats continue to evolve, we may also be required to expend significant additional resources to continue to modify or enhance our systems or to investigate and remediate vulnerabilities. System enhancements and updates have further potential to create risks associated with implementing and integrating new systems. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our systems can itself create a risk of systems disruptions and security issues. Any of these matters could result in failure, circumvention of our security systems or significant disruptions to us or third parties with whom we interact, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, loss of our customers and business opportunities, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, negative public opinion, reimbursement or other compensatory costs and additional compliance costs. In addition, any of the matters described above could have a material adverse impact on our results of business operations and financial condition.
Any of the foregoing risks may cause us to experience a cybersecurity incident, attack or breach. A successful security breach of our information or security systems or those of third parties whom we interact with could incur substantial costs or other negative consequences which cause us to suffer material losses. Examples of such material losses include, but are not limited to: (1) remediation costs, such as liability for stolen assets or information, repairs of system damage and incentives to customers in an effort to maintain relationships after an attack; (2) violations of applicable privacy and other laws; (3) loss of confidence in its security measures; (4) increased cybersecurity protection costs, such as organizational changes, deploying additional personnel and protection technologies, training employees and engaging third party experts and consultants; (5) significant litigation exposure; (6) negative public opinion; (7) financial loss; and (8) damage to our competitiveness, stock price and long-term shareholder values. There can be no assurance we will not suffer material losses or other material consequences relating to technology failure, cyber incidents or other information or security breaches experienced by us or the third parties whom we interact with.
While we maintain a cyber insurance policy that is designed to cover a majority of loss resulting from cybersecurity breaches, there is no assurance such coverage or other protective measures we employ will be adequate to address all potential material adverse impacts as cybersecurity incidents increase in frequency and magnitude. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, significant regulatory costs, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of available insurance coverage, if any, and would adversely affect our results of operations.
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
For more information on how S&T manages cybersecurity risk, please refer to the discussion provided below under “Part I, Item 1C. Cybersecurity.”
Fraudulent activity associated with our products and services could adversely affect our results of operations, financial condition and stock price, negatively impact our brand and result in regulatory intervention or sanctions.
As a financial institution we are exposed to operational risk in the form of fraudulent activity that may be committed by customers, other third parties or employees, targeting us and our customers. The risk of fraud continues to increase for the financial services industry. Fraudulent activity has escalated, become more sophisticated, and continues to evolve, as there are more options to access financial services. The sophistication of generative artificial intelligence enables the automation and refinement of fraudulent schemes, including the creation of deceptive financial records, synthetic media and highly persuasive social engineering attacks. While we believe we have operational risk controls in place to prevent or detect fraud or to mitigate the impact of any fraud, we cannot provide assurance that we can prevent or detect fraud or that we will not experience future fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect our results of operations, financial condition or stock price. Furthermore, fraudulent activity could negatively impact our brand which could also adversely affect our results of operations, financial condition or stock price. Fraudulent activity could also lead to regulatory intervention or regulatory sanctions.

S&T BANCORP, INC. AND SUBSIDIARIES

We rely on certain critical third-party providers for a number of services that are important to our business. An interruption or cessation of an important service by any critical third-party provider could have a material adverse effect on our business.
We are dependent for the majority of our technology, including our core operating system, on certain critical third-party providers. If these companies were to discontinue providing services to us, we may experience significant disruption to our business. In addition, each of these third parties faces the risk of cyber attack, information breach or loss or technology failure. If any of our critical third-party service providers experience such difficulties, or if there is any other disruption in our relationships with them, we may be required to find alternative sources of such services. We are dependent on these critical third-party providers securing their information systems, over which we have limited control, and a breach of their information systems could adversely affect our ability to process transactions, service our clients or manage our exposure to risk and could result in the disclosure of sensitive, personal customer information which could have a material adverse impact on our business through damage to our brand, loss of business, remedial costs, additional regulatory scrutiny or exposure to civil litigation and possible financial liability. We also depend on third-party vendors and service providers for core systems and specialized tools that may incorporate artificial intelligence functionality. Our ability to manage artificial intelligence related risk is therefore partially dependent on the controls, governance and resilience of those third parties. If a vendor's artificial intelligence system fails, is inadequately governed, is subject to regulatory action or experiences a cyber incident or service disruption, we may be unable to continue certain operations, may incur remediation costs or may face contractual or regulatory consequences. Assurance cannot be provided that we could negotiate terms with alternative service sources that are as favorable or could obtain services with similar functionality as found in existing systems without the need to expend substantial resources, if at all, thereby resulting in a material adverse impact on our business and results of operations.
Failure to continue to attract, develop and maintain a highly skilled workforce may have an adverse effect on our business.
Our business requires that we attract, develop and maintain a highly skilled workforce. Competition for qualified employees and personnel in the banking industry is strong, and there are a limited number of qualified persons with knowledge of, and experience in, the banking industry where we conduct our business. Our ability to attract and retain skilled personnel cost effectively is subject to a variety of external factors, including the limited availability of qualified personnel in the workforce in the local markets in which we operate, unemployment levels within those markets, prevailing wage rates which have increased significantly, health and other insurance costs and changes in employment and labor laws. Furthermore, the complexities introduced into the labor market as a result of the transition to increased work-from-home arrangements have impacted the competitive landscape in our labor market. Based on current conditions in the labor market, we have experienced some difficulty in retaining and attracting personnel and there is no assurance that we will be able to continue to successfully do so.
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
Our failure to find suitable acquisition candidates, or successfully bid against other competitors for acquisitions, could adversely affect our ability to fully implement our business strategy. If we are successful in acquiring other entities, the process of integrating such entities will divert significant management time and resources. We may not be able to integrate efficiently or operate profitably any entity we may acquire. We may experience disruption and incur unexpected expenses in integrating acquisitions. These failures could adversely impact our future prospects and results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES

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
In addition, transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets have increased over the past few years and continue to gain wider market acceptance. Certain characteristics of digital asset transactions, including their speed and anonymity are appealing to certain consumers notwithstanding the various risks posed by such transactions. In addition, certain cryptocurrency exchanges and other market participants may pay yield on digital asset holdings in the same manner as interest-bearing deposit accounts which may result in loss of deposits. Accordingly, digital asset service providers, who currently are not subject to the same extensive regulation as banking organizations and other financial institutions, have become potential competitors for our customers' banking business.
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
Risks Related to Interest Rates and Investments
Our net interest income could be negatively affected by interest rate changes which may adversely affect our financial condition and results of operations.
Our results of operations are largely dependent on net interest income which is the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Therefore, any change in general market interest rates, including changes resulting from the Federal Reserve Board's policies, can have a significant effect on our net interest income and total income. There may be mismatches between the maturity and repricing of our assets and liabilities that could cause the net interest rate spread to compress, depending on the level and type of changes in the interest rate environment. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental agencies. In addition, some of our customers often have the ability to prepay loans or redeem deposits with either no penalties or penalties that are insufficient to compensate us for the lost income. A significant reduction in our net interest income will adversely affect our business and results of operations. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially impacted.
Declines in the value of investment securities held by us could require write-downs which may adversely affect our financial condition and results of operations.
In order to diversify earnings and enhance liquidity, we own debt instruments of the U.S. government, U.S. government agencies and U.S. municipalities. We may be required to record impairment charges on our debt securities if they suffer a decline in value due to the underlying credit of the issuer. Additionally, the value of these investments may fluctuate depending on the interest rate environment, general economic conditions and circumstances specific to the issuer. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit or liquidity risks. Changes in the value of these instruments may result in a reduction to earnings and/or capital which may adversely affect our results of operations and financial condition.

S&T BANCORP, INC. AND SUBSIDIARIES

Risks Related to Regulatory Compliance and Legal Matters
We are subject to extensive governmental regulation and supervision.
As discussed above, under "Supervision and Regulation" in Item 1, we are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of our operations. The regulations are primarily intended to protect depositors, customers and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or policies could affect us in substantial and unpredictable ways. Any regulatory changes could subject us to additional costs of regulatory compliance and of doing business, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things, and could divert management’s time from other business activities. Failure to comply with applicable laws, regulations, policies or supervisory guidance could lead to enforcement and other legal actions by federal or state authorities, including criminal or civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies and/or damage to our brand. The ramifications and uncertainties of the level of government intervention and regulatory changes in the U.S. financial system could also adversely affect us. Failure to comply with the different or additional regulations could further adversely affect us.
As we grow, the heightened expectations of regulatory agencies may expose us to additional regulatory risk and compliance costs.
The regulations that we are subject to at this time are generally tailored to institutions with less than $10 billion in total consolidated assets. Should our total consolidated assets exceed the $10 billion threshold, we would be subject to additional regulatory requirements and supervisory oversight applicable to larger institutions. These requirements are intended to enhance risk management, governance and compliance frameworks and may include minimum standards for the design and implementation of the risk management framework and heightened requirements relating to enterprise risk management, board oversight, data governance, compliance management systems, internal audit, vendor oversight and cybersecurity controls, as well as increased regulatory scrutiny from our primary federal and state banking regulators. In addition, institutions with $10 billion or more in total consolidated assets are subject to supervision and examination by the CFPB with respect to applicable federal consumer financial laws and, beginning July 1 of the year following the calendar year in which the threshold is exceeded, to limitations on debit card interchange fees under the Durbin Amendment (subject to applicable exemptions). Deposit insurance assessment methodologies may also differ for institutions above this asset threshold.
The regulatory framework applicable to institutions above the $10 billion threshold is subject to ongoing rulemaking activity and supervisory calibration. Certain rules and standards applicable to larger institutions have been proposed, modified, delayed or challenged in court, and federal agencies have signaled an intent in some areas to streamline or tailor supervisory expectations. The timing, scope and ultimate impact of regulatory requirements applicable to institutions above the $10 billion threshold therefore remain subject to change. This evolving environment may create uncertainty in our compliance planning, capital allocation and operational investments and may require us to modify systems, policies and staffing as regulatory expectations develop. While we have taken steps to enhance our risk management and compliance infrastructure in anticipation of future growth, our existing enterprise risk framework and related systems may not be fully scalable to meet applicable expectations without significant additional investment. We may be required to incur substantial costs to upgrade systems, enhance internal controls and hire or train personnel with specialized expertise. Failure to effectively implement and maintain required controls could subject us to increased supervisory scrutiny, enforcement actions or civil penalties which could materially and adversely affect our business, financial condition, results of operations, reputation and ability to pursue strategic growth initiatives.
Our controls and policies and procedures may fail or be circumvented which may result in a material adverse effect on our business, financial condition and results of operations.
Management regularly reviews and updates our internal controls, disclosure controls and procedures and operating, risk management and corporate governance policies and procedures. Any system of controls, policies and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Furthermore, our risk management framework is subject to inherent limitations and risks may exist, or develop in the future, that we have not identified or anticipated. Any failure or circumvention of internal controls, disclosure controls and procedures, or operating, risk management and corporate governance policies and procedures, whether as a result of human error, misconduct or malfeasance, or failure to comply with regulations related to controls and policies and procedures could have a material adverse effect on our business, results of operations and financial condition.

S&T BANCORP, INC. AND SUBSIDIARIES

Furthermore, we may in the future discover areas of our internal controls, disclosure controls and procedures, or operating, risk management and corporate governance policies and procedures that need improvement. Failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls, or operating, risk management and corporate governance policies and procedures, could, among other things, result in losses from errors, harm our brand, or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operations and financial condition.
Negative public opinion could damage our brand and adversely impact our results of operations and liquidity.
Brand impacts to strategic risk, including the risk to our business, earnings, liquidity and capital from negative public opinion, is inherent in our operations. Negative public opinion could result from our actual or alleged conduct in a variety of areas, including legal and regulatory compliance, lending practices, corporate governance, cybersecurity incident or breach, failures by third parties whom we interact with, litigation, ethical issues or inadequate protection of customer information. Financial companies are highly vulnerable to brand damage when they are found to have harmed customers, particularly retail customers, through conduct that is illegal or viewed as unfair, deceptive, manipulative or otherwise wrongful. We are dependent on third-party providers for a number of services that are important to our business. Refer to the risk factor titled, “We rely on certain critical third-party providers for a number of services that are important to our business. An interruption or cessation of an important service by any third-party provider could have a material adverse effect on our business.” for additional information. A failure by any of these third-party service providers could cause a disruption in our operations which could result in negative public opinion about us or damage to our brand. We expend significant resources to comply with regulatory requirements, and the failure to comply with such regulations could result in brand harm or significant legal or remedial costs. Damage to our brand could adversely affect our ability to retain and attract new customers and employees, expose us to litigation and regulatory action and adversely impact our results of operations and liquidity.
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
Our business could be negatively impacted by complex, evolving, and conflicting environmental, social and governance, or ESG, regulations and expectations, including climate change and related legislative and regulatory initiatives.
Certain federal actions have created a complex environment with respect to ESG. Navigating the varying expectations of policy makers and other stakeholders may expose us to negative publicity, shareholder or other stakeholder engagement or potential enforcement or investigation by regulatory authorities, each of which could have an adverse impact on our business.
Although federal bank regulators have rescinded some prior ESG guidance and policies, new guidance and policies may be implemented in the future. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards with respect to ESG matters or failure to successfully manage varied stakeholder expectations could have a material adverse impact on our future results of operations, financial condition, cash flows, ability to do business with certain third parties and our stock price.

S&T BANCORP, INC. AND SUBSIDIARIES

Risks Related to Liquidity
We rely on a stable core deposit base as our primary source of liquidity.
We are dependent for our funding on a stable base of core deposits. Our ability to maintain a stable core deposit base is a function of our financial performance, our brand and the security provided by FDIC insurance, which combined, gives customers confidence in us. If any of these considerations deteriorates, the stability of our core deposits could be harmed. Customers are also focused on the amount of deposit account balances that we hold in excess of FDIC insurance limits. As a result, they may decide to withdraw deposits in excess of these limits. In addition, deposit levels may be affected by factors such as general interest rate levels, rates paid by competitors, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on other sources of liquidity to meet withdrawal demands or otherwise fund operations. Additional funding sources accessible to S&T include borrowing availability through the Federal Reserve Borrower-in-Custody Program, the FHLB, federal funds lines with other financial institutions and brokered deposits.
Our ability to meet contingency funding needs, in the event of a crisis that causes a disruption to our core deposit base, is dependent on access to wholesale markets, including funds provided by the FHLB of Pittsburgh, Federal Reserve Borrower-in-Custody Program and other short-term funding sources, including brokered deposits.
We own stock in the FHLB, in order to qualify for membership in the FHLB system which enables us to borrow on our line of credit that is secured by a blanket lien on a significant portion of our loan portfolio. Changes or disruptions to the FHLB or the FHLB system in general may materially impact our ability to meet short- and long-term liquidity needs or meet growth plans. Additionally, we cannot be assured that the FHLB will be able to provide funding to us when needed, nor can we be certain that the FHLB will provide funds specifically to us, should our financial condition and/or our regulators prevent access to our line of credit. We have other funding sources that can be used such as the Federal Reserve Borrower-in-Custody Program and brokered deposits. The inability to access this source of funds could have a materially adverse effect on our ability to meet our customer’s needs. Our financial flexibility could be severely constrained if we were unable to maintain our access to funding or if adequate financing is not available at acceptable interest rates.
Risks Related to Owning Our Stock
The market price of our common stock may fluctuate significantly in response to a number of factors.
Our quarterly and annual operating results have varied significantly in the past and could vary significantly in the future which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing U.S. economic environment and changes in the commercial and residential real estate market, any of which may cause our stock price to fluctuate. If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Additionally, our stock price can fluctuate significantly in response to a variety of factors including, among other things:
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

S&T BANCORP, INC. AND SUBSIDIARIES

General Risk Factors
We may be a defendant from time to time in a variety of litigation and other actions which could have a material adverse effect on our financial condition and results of operations.
From time to time, customers and others make claims and take legal action pertaining to the performance of our responsibilities. Whether customer claims and legal action related to the performance of our responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant expenses, attention from management and financial liability. Any financial liability or brand damage could have a material adverse effect on our business which in turn could have a material adverse effect on our financial condition and results of operations.
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
The S&T Information Security Program utilizes a defense in depth strategy that leverages multiple security measures to protect the bank's assets. We encrypt and leverage data loss prevention technology for sensitive data and use advanced transport layer security encryption for our applications. S&T employees are required to undergo annual information security awareness training which includes information regarding evolving threats such as phishing, malware and social engineering testing.
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
•assessing the likelihood and potential impact of those threats; and
•assessing the sufficiency of policies, procedures, practices and technical measures in place to manage risks.
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
Our third-party risk management program is integrated into our Information Security Program within our ERM Program. The policies, procedures and practices applicable to the cybersecurity components of the third-party risk management program were developed and are maintained consistent with the FFIEC IT Examination Handbook, as well as guidance from our prudential regulators. We perform a risk assessment, including cyber threats, associated with use of third-party vendors and exercise appropriate due diligence before entering into a vendor arrangement. We also engage a third party to actively monitor our cybersecurity risks and gather threat intelligence of select vendors and their products and services. Additionally, we conduct information security assessments before sharing or allowing the hosting of sensitive data in computing environments managed by third parties. Our contracts governing third party engagements require certain security and privacy protections where applicable. All third parties with access to our information systems must review and acknowledge our Acceptable Use Policy before access is granted.
When a cybersecurity incident occurs, whether detected internally or from third-party cybersecurity incidents, we evaluate the incident for criticality across a range of contributing indicators, including service availability, impact to operations, and brand, regulatory and legal considerations, data sensitivity and direct financial impact. The potential impact of the incident, individually or in aggregate, is evaluated by the Chief Security Officer, or CSO, continuously across these criteria. We have

S&T BANCORP, INC. AND SUBSIDIARIES

escalation procedures to notify members of senior and executive management, the Board (or an applicable subset) and regulators in a timely manner based on the criticality of the cybersecurity incident. S&T also has in place incident response and business continuity plans. The Incident Response Program outlines the policies, procedures and technical measures for identifying an incident, assessing its nature and scope, minimizing and containing the impact, investigating the root cause and reporting, as applicable. S&T uses data from incidents to reassess risk, evaluate and implement any additional controls deemed necessary and measure the success of the incident response team. The Incident Response Program also includes staff training, annual updates and testing. The Business Continuity Plan defines the policies, procedures and technical measures to restore systems and critical operations. S&T also maintains business continuity plans for critical systems and applications managed or hosted by third-party vendors.
To date, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition. We may nevertheless be unsuccessful in the future in preventing or mitigating a cybersecurity incident that could have a material impact on our business, results of operations or financial condition. At December 31, 2025, management has assessed known cybersecurity incidents for potential materiality and disclosure using formal documented processes and has determined that there have been no material cybersecurity incidents, individually or in aggregate.
Governance
Board Oversight
The Risk Committee is appointed by the Board and is authorized to perform its functions in assisting the Board with fulfilling its fiduciary responsibilities with respect to its oversight and assessment of S&T’s enterprise-wide risk management framework. The Risk Committee oversees risk from cybersecurity threats as a part of its oversight of the ERM Program. The Risk Committee regularly reviews reports from, and has discussions with, S&T’s Chief Risk Officer, or CRO, Chief Operating Officer, or COO, Chief Information Officer, or CIO, CSO, and Director of Operational Risk Management regarding cybersecurity risks, the threat landscape, updates on incidents and reports on our investments in cybersecurity risk mitigation and governance. The Risk Committee chairperson reports activities and recommendations with respect to such matters to the Board as are relevant and deemed appropriate by the Risk Committee. In the event of a material cybersecurity event, the CSO is responsible for promptly reporting such incidents to the CRO, executive management and the Board. A special meeting of the Board will be held, as deemed necessary by the Chairperson of the Board in consultation with the Chair of the Risk Committee.
Management’s Role
At the management level, the ERM Committee, CRO, COO, CIO, CSO and Director of Operational Risk Management are responsible for assessing and managing material risks from cybersecurity threats. The ERM Committee reports information to the Risk Committee on a quarterly basis, or more often as needed.
Risk Management leadership, which assists the ERM Committee in assessing and managing cybersecurity threats, include our CRO, COO, CIO, CSO and Director of Operational Risk Management. Our CRO who oversees the risk management information security program reports to our CEO, but has direct access to the Risk Committee. Our CRO is a Certified Public Accountant, holds a Certification in Risk Management Assurance and has over 25 years of financial services experience. Our COO has over 20 years of banking technology and operations experience, including serving as head of digital for a business unit at a large national bank. Our CSO reports to the CRO and has 18 years of information technology and cybersecurity experience, including prior roles as chief information officer, assistant director of information technology, chief information security officer and chief security officer in federal law enforcement and banking organizations. Our CIO has over 25 years of financial services, information technology, cybersecurity and emerging technologies experience. Our Director of Operational Risk Management has over 25 years of information technology and cybersecurity experience, including serving as a former chief information officer for a financial institution.
For more information regarding the risks associated with cybersecurity that may impact our business strategy, results of operations or financial condition, see “ Part I, “Item 1A. Risk Factors” of this Annual Report on Form10-K.
Item 2. PROPERTIES
S&T Bancorp, Inc. headquarters is located in Indiana, Pennsylvania. We operate in Pennsylvania and Ohio. At December 31, 2025, we operate 72 banking branches and three loan production offices, of which 41 are leased facilities.

S&T BANCORP, INC. AND SUBSIDIARIES

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

S&T BANCORP, INC. AND SUBSIDIARIES

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Information
Our common stock is listed on the NASDAQ Global Select Market System, or NASDAQ, under the symbol STBA. As of the close of business on February 24, 2026 we had approximately 2,194 shareholders of record. The number of record-holders does not reflect the number of persons or entities holding stock through mutual funds, exchange traded funds or in nominee name through banks, brokerage firms and other nominees.
Dividends
As discussed under "Our ability to pay dividends on our common stock may be limited." included in Item 1A. Risk Factors in Part I, the amount and timing of dividends is subject to the discretion of the Board and depends upon business conditions and regulatory requirements. The Board has the discretion to change the dividend at any time for any reason. The Board of Directors presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results and other factors, including applicable government regulations and policies. S&T’s Board of Directors approved a quarterly cash dividend of $0.36 per share on January 28, 2026.

Securities Authorized for Issuance under Equity Compensation Plans

Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Report.
Purchases of Equity Securities
On May 13, 2025, our Board of Directors authorized an extension of its $50 million share repurchase plan. The new repurchase authorization will expire July 31, 2026. This repurchase authorization permits S&T to repurchase shares of S&T's common stock from time to time through a combination of open market and privately negotiated repurchases up to the authorized $50 million aggregate value of S&T's common stock. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and S&T’s financial performance. The repurchase plan does not obligate S&T to repurchase any particular number of shares. S&T expects to fund any repurchases from cash on hand and internally generated funds. Any share repurchases will not begin until permissible under applicable laws. The following table is a summary of our purchases of common stock during the fourth quarter of 2025:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan(1)
10/1/2025 - 10/31/2025	160,000	$36.70	160,000	$44,127,510

11/1/2025 - 11/30/2025	739,900	38.42	739,900	15,703,407

12/1/2025 - 12/31/2025	48,370	39.90	48,370	13,773,624
Total	948,270	$38.20	948,270	$13,773,624
(1)Excludes excise tax and commissions.

On January 22, 2026, our Board of Directors authorized a new $100 million share repurchase program which replaced the existing share repurchase program effective January 26, 2026 and is set to expire February 1, 2027. The remaining capacity of $13.8 million under the existing share repurchase program was terminated. The new program authorizes the share repurchase of S&T's common stock from time to time through a combination of open market and privately negotiated transactions up to the authorized $100 million aggregate value of S&T's common stock. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of the common stock, applicable securities laws and other legal and contractual requirements, as well as S&T’s financial performance. The repurchase program does not obligate S&T to repurchase any particular number of shares and may be extended, modified or discontinued at any time. As of February 25, 2026, 856,900 shares were repurchased under the new plan, at an average price of $43.45, for $37.2 million.

S&T BANCORP, INC. AND SUBSIDIARIES

Five-Year Cumulative Total Return
The following chart compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the NASDAQ Composite Index(1) and the NASDAQ Bank Index(2) assuming a $100 investment in each on December 31, 2020 and the reinvestment of dividends.

Total Return Performance
$250
$200
$150
$100
$50
Index Value
2020
2021
2022
2023
2024
2025
S&T Bancorp, Inc.
NASDAQ Composite
NASDAQ Bank

Source: Bloomberg

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
S&T Bancorp, Inc.	100.00	131.67	148.28	151.37	179.69	191.69
NASDAQ Composite(1)	100.00	122.22	82.48	119.35	154.67	187.42
NASDAQ Bank(2)	100.00	142.91	119.65	115.54	139.30	149.15
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
Item 6. [RESERVED]

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section reviews our financial condition for each of the past two fiscal years and results of operations for each of the past three fiscal years. Management's discussion and analysis focuses on significant factors impacting the financial condition and results of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes within this Annual Report on Form 10-K. A similar discussion and analysis that compares the year ended December 31, 2024 to the year ended December 31, 2023 may be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations” on our Form 10-K for the year ended December 31, 2024 accepted by the Securities and Exchange Commission, or SEC, on February 28, 2025. Certain reclassifications have been made to prior periods to conform to the current period presentation.
Important Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position and other matters regarding or affecting S&T and its future business and operations. Forward-looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses and the credit risk of our commercial and consumer loan products; changes in the level of charge-offs and changes in estimates of the adequacy of the allowance for credit losses, or ACL; cybersecurity concerns; rapid technological developments and changes, including the use of artificial intelligence and digital assets; operational risks or risk management failures by us or critical third parties, including fraud risk; our ability to manage our brand risks; sensitivity to the interest rate environment, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; regulatory supervision and oversight, including changes in regulatory capital requirements and our ability to address those requirements; unanticipated changes in our liquidity position; unanticipated changes in regulatory and governmental policies impacting interest rates and financial markets; changes in accounting policies, practices or guidance; legislation affecting the financial services industry as a whole, and S&T, in particular; developments affecting the industry and the soundness of financial institutions and further disruption to the economy and U.S. banking system; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; reliance on significant customer relationships; an interruption or cessation of an important service by a third-party provider; our ability to attract and retain talented executives and other employees; general economic or business conditions, including the strength of regional economic conditions in our market area; ESG practices and disclosures, including climate change, hiring practices, the diversity of the work force and racial and social justice issues; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; the stability of our core deposit base and access to contingency funding; re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses and geopolitical tensions and conflicts between nations.
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
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the consolidated financial statements. Further, we view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We currently view the determination of the ACL and goodwill to be critical accounting policies. We did not significantly change the manner in which we applied our critical accounting policies or developed related assumptions or estimates during 2025. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee.
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
In conjunction with our capital stress testing process, we consider different economic scenarios that impact the ACL. Among other balance sheet and income statement changes, our severely adverse scenario would have resulted in an increase to the ACL of approximately 107 percent. This severely adverse scenario shows how sensitive the ACL can be to key qualitative and quantitative assumptions underlying the overall ACL calculation. To the extent actual losses are higher than management estimates, additional provision for credit losses could be required and could adversely affect our earnings or financial position in future periods.
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
Based upon our qualitative assessment performed for our annual impairment analysis as of October 1, 2025, we concluded that goodwill is not impaired.
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
Explanation of Use of Non-GAAP Financial Measures
In addition to traditional financial measures presented in accordance with GAAP, our management uses, and this report contains or references, certain non-GAAP financial measures, such as interest income on interest-earning assets, net interest income and net interest margin presented on a fully taxable equivalent, or FTE, basis (non-GAAP), the efficiency ratio (non-GAAP) and return on tangible shareholders' equity (non-GAAP).
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
The following table reconciles interest and dividend income and net interest income per the Consolidated Statements of Net Income to interest income, net interest income and net interest margin on an FTE basis (non-GAAP) for the periods presented. The FTE basis (non-GAAP) adjusts for the tax benefit of income on certain tax-exempt loans and securities and the dividend-received deduction for equity securities using the federal statutory tax rate of 21 percent for each period. We believe this to be the preferred industry measurement of net interest income that provides a relevant comparison combining both taxable and non-taxable sources of interest income.

	Years ended December 31,
(dollars in thousands)	2025	2024	2023
Total Interest and Dividend Income	$516,490	$515,872	$477,901
Plus: taxable equivalent adjustment	2,415	2,706	2,550
Interest and Dividend Income on an FTE Basis (Non-GAAP)	$518,905	$518,578	$480,451

Total Interest and Dividend Income	$516,490	$515,872	$477,901
Less: Interest expense	(166,394)	(181,066)	(128,491)
Net Interest Income	350,096	334,806	349,410
Plus: taxable equivalent adjustment	2,415	2,706	2,550
Net Interest Income on an FTE Basis (Non-GAAP)	$352,511	$337,512	$351,960

Net interest margin	3.87%	3.79%	4.10%
Plus: taxable equivalent adjustment	0.03%	0.03%	0.03%
Net Interest Margin on an FTE Basis (Non-GAAP)	3.90%	3.82%	4.13%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The efficiency ratio is noninterest expense divided by net interest income on an FTE basis (non-GAAP) which ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice, plus noninterest income adjusted to exclude losses on sales of securities and gains on Visa exchange. Below is a reconciliation of the non-GAAP efficiency ratio.

	Years ended December 31,
(dollars in thousands)	2025	2024	2023
Efficiency Ratio (Non-GAAP)
Noninterest expense	$226,757	$218,938	$210,334

Net interest income	$350,096	$334,806	$349,410
Plus: taxable equivalent adjustment	2,415	2,706	2,550
Net interest income (FTE) (non-GAAP)	352,511	337,512	351,960
Noninterest income	52,023	49,083	57,620
Plus: net losses on sale of securities	2,295	7,938	—
Less: gain on Visa class B-1 exchange	—	(3,492)	—
Net interest income (FTE) (non-GAAP) plus noninterest income	$406,829	$391,041	$409,580
Efficiency Ratio (Non-GAAP)	55.74%	55.99%	51.35%
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

	Years ended December 31,
(dollars in thousands)	2025	2024	2023
Net income	$134,230	$131,265	$144,781
Plus: amortization of intangibles net of tax	674	904	1,042
Net income before amortization of intangibles (non-GAAP)	$134,904	$132,169	$145,823

Average shareholders' equity	$1,444,322	$1,330,870	$1,227,332
Less: average goodwill and other intangible assets, net of deferred tax liability	(375,508)	(376,181)	(377,157)
Average tangible shareholders' equity (non-GAAP)	$1,068,814	$954,689	$850,175
Return on Average Tangible Shareholders' Equity (non-GAAP)	12.62%	13.84%	17.15%
Executive Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.9 billion at December 31, 2025. We operate in Pennsylvania and Ohio providing a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
We earn revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. We incur expenses for the cost of deposits and other funding sources, provision for credit losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.
Our purpose is building our future together through people-forward banking. We believe that all banking should be personal. We cultivate relationships rooted in trust, strengthened by going above and beyond and renewed with every interaction. Our strategic priorities for 2026 and beyond will be focused on growing our deposit franchise, improving core profitability, maintaining asset quality and ensuring a high level of talent and engagement.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Earnings Summary
The following table presents a summary of key profitability metrics for the periods presented:

	Years ended December 31,
(dollars in thousands)	2025	2024	2023
Net income	$134,230	$131,265	$144,781
Earnings per share - diluted	$3.49	$3.41	$3.74
Return on average assets	1.38%	1.37%	1.56%
Return on average shareholders' equity	9.29%	9.86%	11.80%
Return on average tangible shareholders' equity (non-GAAP)(1)	12.62%	13.84%	17.15%
(1) Reconciled to GAAP in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.
We earned net income of $134.2 million for 2025 compared to net income of $131.3 million in 2024. Diluted earnings per share, or EPS, was $3.49 in 2025 compared to $3.41 in 2024. The increase in both net income and EPS in 2025 can be attributed to an increase in net interest income offset by an increase in the provision for credit losses and noninterest expenses.
Net interest income increased $15.3 million, or 4.57 percent, to $350.1 million in 2025 compared to $334.8 million in 2024. Net interest income on an FTE basis (non-GAAP) increased $15.0 million, or 4.44 percent, compared to 2024. The net interest margin, or NIM, on an FTE basis (non-GAAP) increased 8 basis points to 3.90 percent in 2025 compared to 3.82 percent in 2024. The higher NIM (FTE) (non-GAAP), despite the declining interest rate environment, reflects the strategic repositioning of the balance sheet to be more interest rate neutral. NIM is reconciled to net interest margin adjusted to an FTE basis (non-GAAP) above in the "Explanation of Use of Non-GAAP Financial Measures" section of this Management’s Discussion and Analysis, or MD&A.
The provision for credit losses increased $7.3 million to $7.4 million for 2025 compared to $0.1 million for 2024. The increase primarily related to higher net loan charge-offs offset by a lower required level of ACL. Net loan charge-offs were $14.5 million, or 0.18 percent of average loans, in 2025 compared to $8.3 million, or 0.11 percent of average loans, in 2024. Higher net charge-offs were primarily due to the resolution of nonperforming assets during the fourth quarter of 2025.
Noninterest income increased $2.9 million, or 6.0 percent, to $52.0 million in 2025 compared to $49.1 million in 2024. The increase primarily related to lower security losses of $2.3 million in 2025 compared to $7.9 million in 2024 offset by a $3.5 million gain from the exchange offer for Visa Class B-1 common stock in 2024.
Noninterest expense increased $7.9 million, or 3.6 percent, to $226.8 million in 2025 compared to $218.9 million in 2024. Expenses remained relatively stable with the most significant increase related to salaries and employee benefits which increased $5.7 million primarily due to higher salary and incentive costs. The efficiency ratio (non-GAAP) for 2025 was 55.74 percent compared to 55.99 percent for 2024. A reconciliation of the efficiency ratio (non-GAAP) is provided above in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.
The provision for income taxes remained relatively unchanged at $33.7 million in 2025 compared to $33.6 million in 2024. The effective tax rate decreased to 20.1 percent in 2025 compared to 20.4 percent in 2024. The decrease in the effective tax rate was primarily due to an increase in low income housing tax credits, or LIHTC, net of amortization.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Twelve months ended months ended December 31, 2025 Compared to Twelve months ended months ended December 31, 2024
Net Interest Income
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
As part of our interest rate risk management strategy, we use interest rate swaps to add stability to net interest income by managing our exposure to interest rate movements. During 2022, we entered into interest rate swaps with a total notional amount of $500.0 million with maturities ranging from three to five years. There were no new interest rates swaps entered into in 2023, 2024 or 2025. Our strategy is to reduce our exposure to variability in expected future cash flows related to interest payments on commercial loans that are currently indexed to the 1-month SOFR rate. Interest rates increased substantially in 2022 and 2023 followed by decreases in 2024 and 2025 resulting in an unrealized loss on the cash flow hedges of $1.6 million at December 31, 2025 which is reported in Accumulated Other Comprehensive Income (Loss), or AOCI, net of applicable taxes. This is an improvement of $5.9 million compared to the $7.5 million unrealized loss at December 31, 2024.
Average Balance Sheet and Net Interest Income Analysis (FTE) (non-GAAP)
The following tables provide information regarding the average balances, interest and rates earned on interest-earning assets and interest and rates paid on interest-bearing liabilities for the periods presented:

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	2025			2024			2023
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$122,385	$5,311	4.34%	$165,275	$8,855	5.36%	$141,954	$7,344	5.17%
Securities, at fair value(1)(2)	999,735	37,437	3.74%	977,896	29,860	3.05%	976,095	25,445	2.61%
Loans held for sale	230	14	6.39%	85	6	6.95%	121	8	6.71%
Commercial real estate	3,516,374	205,978	5.86%	3,334,518	197,406	5.92%	3,216,593	183,204	5.70%
Commercial and industrial	1,507,852	100,726	6.68%	1,584,309	115,061	7.26%	1,665,630	118,221	7.10%
Commercial construction	371,300	26,156	7.04%	378,755	29,677	7.84%	381,838	28,835	7.55%
Total Commercial Loans	5,395,526	332,860	6.17%	5,297,582	342,144	6.46%	5,264,061	330,260	6.27%
Residential mortgage	1,681,229	88,801	5.28%	1,558,277	78,676	5.05%	1,282,078	59,170	4.62%
Home equity	677,909	42,780	6.31%	646,085	44,695	6.92%	648,525	43,158	6.65%
Installment and other consumer	98,051	7,708	7.86%	106,260	9,058	8.52%	117,807	9,929	8.43%
Consumer construction	41,900	2,846	6.79%	65,402	4,015	6.14%	51,146	2,462	4.81%
Total Consumer Loans	2,499,089	142,135	5.69%	2,376,024	136,444	5.74%	2,099,556	114,719	5.46%
Total Portfolio Loans	7,894,615	474,995	6.02%	7,673,606	478,588	6.24%	7,363,617	444,979	6.04%
Total Loans(1)(3)	7,894,845	475,009	6.02%	7,673,691	478,594	6.24%	7,363,738	444,987	6.04%
Total other earning assets	15,611	1,148	7.35%	18,606	1,269	6.82%	37,988	2,675	7.04%
Total Interest-earning Assets	9,032,576	$518,905	5.74%	8,835,468	$518,578	5.87%	8,519,775	$480,451	5.64%
Noninterest-earning assets	707,961			737,366			756,481
Total Assets	$9,740,537			$9,572,834			$9,276,256
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$763,929	$7,520	0.98%	$804,387	$8,837	1.10%	$844,588	$6,056	0.72%
Money market	2,182,107	64,460	2.95%	1,993,053	64,666	3.24%	1,677,584	39,480	2.33%
Savings	874,528	6,014	0.69%	905,351	6,273	0.69%	1,020,314	4,352	0.43%
Certificates of deposit	1,893,648	76,576	4.04%	1,764,661	79,635	4.51%	1,302,478	42,948	3.30%
Total Interest-bearing Deposits	5,714,212	154,570	2.70%	5,467,452	159,411	2.92%	4,844,964	92,836	1.92%
Short-term borrowings	111,453	5,048	4.53%	257,524	13,206	5.12%	500,421	27,238	5.44%
Long-term borrowings	50,856	1,932	3.80%	46,306	1,964	4.24%	31,706	1,332	4.20%
Junior subordinated debt securities	49,446	3,482	7.04%	49,386	3,976	8.05%	52,215	4,110	7.87%
Total Borrowings	211,755	10,462	4.94%	353,216	19,146	5.41%	584,342	32,680	5.59%
Other interest-bearing liabilities	31,660	1,362	4.31%	47,727	2,509	5.26%	58,135	2,975	5.12%
Total Interest-bearing Liabilities	5,957,627	166,394	2.79%	5,868,395	181,066	3.09%	5,487,441	128,491	2.34%
Noninterest-bearing liabilities	2,338,588			2,373,569			2,561,483
Shareholders' equity	1,444,322			1,330,870			1,227,332
Total Liabilities and Shareholders' Equity	$9,740,537			$9,572,834			$9,276,256
Net Interest Income (FTE) (non-GAAP)(1)(2)		$352,511			$337,512			$351,960
Net Interest Margin (FTE) (non-GAAP)(1)(2)			3.90%			3.82%			4.13%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.
Net interest income on an FTE basis (non-GAAP) increased $15.0 million, or 4.44 percent, to $352.5 million in 2025 compared to $337.5 million in 2024. NIM on an FTE basis (non-GAAP) increased 8 basis points to 3.90 percent compared to 3.82 percent in 2024. The increases in net interest income on a FTE basis (non-GAAP) and NIM on an FTE basis (non-GAAP) were primarily due to the impact of lower interest rates on total interest-bearing liabilities and an improvement in our overall funding mix. Customer deposit growth in 2024 and 2025 has reduced our levels of borrowings and brokered deposits.
Interest income on an FTE basis (non-GAAP) remained relatively unchanged in 2025 compared to 2024 due to increased yield in the securities portfolio partially offset by yield declines in the loan portfolio. The average yield on securities increased 69 basis points compared to 2024 primarily due to the repositioning of $193.6 million of securities during 2024 and 2025. The average yield on loan balances decreased 22 basis points compared to 2024 due to lower interest rates. Average loan balances increased $221.2 million to $7.9 billion in 2025 compared to $7.7 billion in 2024. Overall, the FTE rate (non-GAAP) on interest-earning assets decreased 13 basis points compared to 2024.
Interest expense decreased $14.7 million to $166.4 million in 2025 compared to $181.1 million in 2024. The decrease in interest expense was primarily due to lower levels of borrowings and decreased interest rates. Average interest-bearing deposits

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
increased $246.8 million to $5.7 billion in 2025 compared to $5.5 billion in 2024. Average borrowings decreased $141.5 million to $211.8 million in 2025 compared to $353.2 in 2024 primarily due to an increase in deposits. Overall, the cost of interest-bearing liabilities decreased 30 basis points in 2025 compared to 2024.
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	2025 Compared to 2024 Increase (Decrease) Due to			2024 Compared to 2023 Increase (Decrease) Due to
(dollars in thousands)	Volume (4)	Rate (4)	Total	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$(2,298)	$(1,246)	$(3,544)	$1,207	$304	$1,511
Securities, at fair value(2)(3)	667	6,911	7,578	47	4,368	4,415
Loans held for sale	10	(1)	9	(2)	—	(2)
Commercial real estate	10,766	(2,197)	8,569	6,717	7,487	14,204
Commercial and industrial	(5,553)	(8,782)	(14,335)	(5,772)	2,612	(3,160)
Commercial construction	(584)	(2,936)	(3,520)	(233)	1,075	842
Total Commercial Loans	4,629	(13,915)	(9,286)	712	11,174	11,886
Residential mortgage	6,208	3,918	10,126	12,747	6,759	19,506
Home equity	2,202	(4,117)	(1,915)	(162)	1,699	1,537
Installment and other consumer	(700)	(651)	(1,351)	(973)	102	(871)
Consumer construction	(1,443)	274	(1,169)	686	868	1,554
Total Consumer Loans	6,267	(576)	5,691	12,298	9,428	21,726
Total Portfolio Loans	10,896	(14,491)	(3,595)	13,010	20,602	33,612
Total Loans(1)(2)	10,906	(14,492)	(3,586)	13,008	20,602	33,610
Total other earning assets	(204)	83	(121)	(1,365)	(42)	(1,407)
Change in Interest Earned on Interest-earning Assets	$9,071	$(8,744)	$327	$12,897	$25,232	$38,129
Interest paid on:
Interest-bearing demand	$(444)	$(873)	$(1,317)	$(288)	$3,069	$2,781
Money market	6,134	(6,341)	(207)	7,424	17,763	25,187
Savings	(214)	(45)	(259)	(490)	2,411	1,921
Certificates of deposit	5,821	(8,880)	(3,059)	15,240	21,447	36,687
Total Interest-bearing Deposits	11,297	(16,139)	(4,842)	21,886	44,690	66,576
Short-term borrowings	(7,491)	(667)	(8,158)	(13,221)	(811)	(14,032)
Long-term borrowings	193	(225)	(32)	614	18	632
Junior subordinated debt securities	5	(500)	(495)	(223)	89	(134)
Total Borrowings	(7,293)	(1,392)	(8,685)	(12,830)	(704)	(13,534)
Other interest-bearing liabilities	(845)	(301)	(1,146)	(533)	66	(467)
Change in Interest Paid on Interest-bearing Liabilities	3,159	(17,832)	(14,673)	8,523	44,052	52,575
Change in Net Interest Income	$5,912	$9,088	$15,000	$4,374	$(18,820)	$(14,446)
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
The provision for credit losses increased $7.3 million to $7.4 million for 2025 compared to $0.1 million for 2024. The increase was primarily due to higher net loan charge-offs and a $2.9 million increase in the reserve for unfunded loan commitments due to higher unused commitments in the construction portfolio. Partially offsetting the increase in the provision for credit losses was a lower level of ACL primarily related to a reduction in loss rates, lower criticized and classified loans and a decrease in the specific reserve for loans individually evaluated. The provision for credit losses included $1.2 million for the reserve for unfunded commitments for 2025 compared to negative $1.7 million for 2024. Net loan charge-offs for 2025 were $14.5 million, or 0.18 percent of average loans, compared to $8.3 million, or 0.11 percent of average loans, for 2024. Refer to the Credit Quality section of this MD&A for further details.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Noninterest Income

	Twelve Months Ended December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Net loss on sale of securities	$(2,295)	$(7,938)	$5,643	(71.1)%
Debit and credit card	18,303	18,263	40	0.2%
Service charges on deposit accounts	16,433	16,273	160	1.0%
Wealth management	12,447	12,259	188	1.5%
Other noninterest income	7,135	10,226	(3,091)	(30.2)%
Total Noninterest Income	$52,023	$49,083	$2,940	6.0%
Noninterest income increased $2.9 million, or 6.0 percent, to $52.0 million compared to $49.1 million in 2024. The increase primarily related to lower security losses of $2.3 million in 2025 compared to $7.9 million in 2024 offset by a $3.5 million gain from the exchange offer for Visa Class B-1 common stock recognized in other noninterest income in 2024.
Noninterest Expense

	Twelve Months Ended December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Salaries and employee benefits	$127,647	$121,990	$5,657	4.6%
Data processing and information technology	19,757	19,510	247	1.3%
Occupancy	16,195	15,102	1,093	7.2%
Furniture, equipment and software	13,513	13,559	(46)	(0.3)%
Other taxes	7,601	7,452	149	2.0%
Marketing	5,906	6,351	(445)	(7.0)%
Professional services and legal	5,452	5,468	(16)	(0.3)%
FDIC insurance	4,235	4,201	34	0.8%
Other	26,451	25,305	1,146	4.5%
Total Noninterest Expense	$226,757	$218,938	$7,819	3.6%
Noninterest expense was well controlled with an increase of $7.8 million, or 3.6 percent, to $226.8 million compared to $218.9 million in 2024. Salaries and employee benefits increased $5.7 million during 2025 primarily due to annual merit increases, higher incentives and increased restricted stock expense. Occupancy increased $1.1 million in 2025 due to increased maintenance and utility costs. Other noninterest expense increased $1.1 million compared to 2024 primarily related to higher employee related costs and loan related expenses.
Provision for Income Taxes
The provision for income taxes was unchanged at $33.7 million in 2025 compared to $33.6 million in 2024. The effective tax rate, which is total tax expense as a percentage of income before taxes, decreased to 20.1 percent in 2025 compared to 20.4 percent in 2024. The decrease in the effective tax rate in 2025 compared to 2024 was primarily due to an increase in LIHTC, net of amortization. We have generated an annual effective tax rate that is less than the statutory rate of 21 percent due to benefits resulting from tax-exempt interest, excludable dividend income, tax-exempt income on Bank Owned Life Insurance, or BOLI, and tax benefits associated with LIHTC which is partially offset by the proportional amortization method, or PAM.
Financial Condition as of December 31, 2025
Total assets increased $213.0 million to $9.9 billion at December 31, 2025 compared to $9.7 billion at December 31, 2024. Total portfolio loans increased $329.0 million, or 4.3 percent, to $8.1 billion at December 31, 2025 compared to December 31, 2024. The commercial loan portfolio increased $244.9 million and the consumer loan portfolio increased $84.1 million compared to December 31, 2024.
Securities remained relatively flat at December 31, 2025 compared to December 31, 2024. The securities portfolio was in a net unrealized loss position of $34.9 million at December 31, 2025 compared to a net unrealized loss position of $71.7 million at December 31, 2024. The improvement in the net unrealized loss position of the securities portfolio was primarily due to a decline in interest rates from December 31, 2024.
Total deposits increased $175.7 million, or 2.3 percent, to $8.0 billion at December 31, 2025 compared to $7.8 billion at December 31, 2024. Customer deposits increased $220.5 million to $7.8 billion at December 31, 2025 compared to $7.6 billion at December 31, 2024. Brokered deposits decreased $44.8 million to $180.4 million at December 31, 2025 compared to $225.2 million at December 31, 2024.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total borrowings increased $15.0 million to $265.3 million at December 31, 2025 compared to $250.3 million at December 31, 2024.
Total shareholders’ equity increased by $83.6 million to $1.5 billion at December 31, 2025 compared to December 31, 2024. The increase was primarily due to net income of $134.2 million and other comprehensive income of $35.3 million offset by dividends of $53.0 million and repurchases of S&T common stock of $36.6 million which includes excise tax and commissions of $0.4 million. During the fourth quarter of 2025, 948,270 common shares were repurchased at an average price of $38.20 per share.
Securities Activity

	2025		2024		2023
(dollars in thousands)	Balance	Weighted-Average Yield	Balance	Weighted-Average Yield	Balance	Weighted-Average Yield
U.S. Treasury securities	$84,507	2.55%	$92,768	2.72%	$133,786	1.71%
Obligations of U.S. government corporations and agencies	—	—%	15,071	2.14%	32,513	2.28%
Collateralized mortgage obligations of U.S. government corporations and agencies	624,263	3.78%	596,284	3.62%	460,939	3.04%
Residential mortgage-backed securities of U.S. government corporations and agencies	31,336	1.86%	33,207	1.86%	38,177	1.86%
Commercial mortgage-backed securities of U.S. government corporations and agencies	241,262	3.43%	224,798	3.08%	273,425	2.42%
Obligations of states and political subdivisions	4,909	3.32%	24,287	3.17%	30,468	3.34%
Available-for-Sale Debt Securities	986,277		986,415		969,308
Equity securities	1,382	2.23%	1,176	2.59%	1,083	3.06%
Total Securities Available for Sale	$987,659	3.53%	$987,591	3.32%	$970,391	2.62%
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Our entire securities portfolio is classified as available for sale. The portfolio primarily consists of structured agency-backed, fixed-income securities with limited credit exposure. Total securities available for sale at December 31, 2025 remained relatively flat compared to December 31, 2024.
At December 31, 2025, our securities portfolio was in a net unrealized loss position of $34.9 million compared to a net unrealized loss position of $71.7 million at December 31, 2024. At December 31, 2025, our securities portfolio had gross unrealized losses of $42.4 million offset by $7.5 million in gross unrealized gains compared to December 31, 2024, when total gross unrealized losses were $72.7 million offset by gross unrealized gains of $1.0 million.
Management evaluates the securities portfolio to determine if an ACL is needed each quarter. We did not record an ACL related to the securities portfolio at December 31, 2025 or December 31, 2024. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security at December 31, 2025. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. We did not recognize any impairment charges on our securities portfolio in 2025, 2024 or 2023.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth the maturities of securities at December 31, 2025 and the weighted average yields of such securities. Taxable-equivalent adjustments for 2025 have been made in calculating yields on obligations of state and political subdivisions.

	Maturing
	Within One Year		After One But within Five Years		After Five But Within Ten Years		After Ten Years		No Fixed Maturity
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
U.S. Treasury securities	$30,024	3.67%	$54,483	1.93%	$—	—%	$—	—%	$—	—%
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—%	7,520	3.10%	22,731	4.09%	594,014	3.78%	—	—%
Residential mortgage-backed securities of U.S. government corporations and agencies	3	4.07%	364	2.47%	823	2.82%	30,144	1.83%	—	—%
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—%	148,988	2.77%	92,274	4.51%	—	—%	—	—%
Obligations of states and political subdivisions (1)	—	—%	4,909	3.32%	—	—%	—	—%	—	—%
Marketable equity securities	—	—%	—	—%	—	—%	—	—%	1,382	2.00%
Total	$30,027		$216,264		$115,828		$624,158		$1,382
Weighted Average Yield		3.67%		2.58%		4.42%		3.69%		2.00%
(1) Weighted-average yields are calculated on a taxable-equivalent basis using the federal statutory tax rate of 21 percent for 2025.
Loan Composition
The following table summarizes our loan portfolio as of the dates presented:

	2025		2024		2023		2022		2021
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial
Commercial real estate	$3,626,784	44.9%	$3,388,017	43.8%	$3,357,603	43.9%	$3,128,187	43.5%	$3,236,653	46.2%
Commercial and industrial	1,519,336	18.9%	1,540,397	19.9%	1,642,106	21.5%	1,718,976	23.9%	1,728,969	24.7%
Commercial construction	380,091	4.7%	352,886	4.5%	363,284	4.7%	399,371	5.6%	440,962	6.3%
Total Commercial Loans	5,526,211	68.5%	5,281,300	68.2%	5,362,993	70.1%	5,246,534	73.0%	5,406,584	77.2%
Consumer
Consumer real estate	2,454,466	30.4%	2,356,901	30.4%	2,175,451	28.4%	1,812,539	25.2%	1,485,478	21.2%
Other consumer	91,280	1.1%	104,757	1.4%	114,897	1.5%	124,896	1.7%	107,928	1.5%
Total Consumer Loans	2,545,746	31.5%	2,461,658	31.8%	2,290,348	29.9%	1,937,435	27.0%	1,593,406	22.8%
Total Portfolio Loans	$8,071,957	100.0%	$7,742,958	100.0%	$7,653,341	100.0%	$7,183,969	100.0%	$6,999,990	100.0%
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
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we assess the credit risk within those segments to determine if additional reserve is needed in the qualitative portion of the ACL. Total commercial loans represented 68.5 percent of total portfolio loans at December 31, 2025 compared to 68.2 percent at December 31, 2024. Within our commercial portfolio, the CRE and commercial construction portfolios combined comprised $4.0 billion, or 72.5 percent, of total commercial loans and 49.6 percent of total portfolio loans at December 31, 2025 compared to $3.7 billion, or 70.8 percent, of total commercial loans and 48.3 percent of total portfolio loans at December 31, 2024.
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
customer information, publicly available data and subscription service data to assess risk on an on-going basis and strong overall risk management practices which help us understand and evaluate concentration risk. Our CRE and commercial construction portfolios have exposure outside of the primary states in which we operate of 3.5 percent of the combined portfolios and 1.7 percent of total portfolio loans at December 31, 2025 and 3.9 percent of the combined portfolios and 1.9 percent of total portfolio loans at December 31, 2024.
Total portfolio loans increased $329.0 million, or 4.2 percent, to $8.1 billion at December 31, 2025 compared to $7.7 billion at December 31, 2024. As of December 31, 2025, 60.0 percent of our total loans were variable rate loans and 40.0 percent were fixed rate loans compared to 62.0 percent variable rate loans and 38.0 percent fixed rate loans at December 31, 2024.
Commercial loans represented 68.5 percent of our total portfolio loans at December 31, 2025 and 68.2 percent at December 31, 2024. Commercial loans increased $244.9 million to $5.5 billion at December 31, 2025 compared to $5.3 billion at December 31, 2024 related to increases of $238.8 million in CRE and $27.2 million in commercial construction offset by a decrease of $21.1 million in C&I.
Consumer loans represented 31.5 percent of our total portfolio loans at December 31, 2025 and 31.8 percent at December 31, 2024. Consumer loans increased $84.1 million to $2.5 billion at December 31, 2025 compared to $2.5 billion at December 31, 2024 primarily due to an increase of $97.6 million in consumer real estate offset by a decrease of $13.5 million in consumer installment loans.
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
We had historically originated and sold loans to the secondary market, primarily to Fannie Mae, in order to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing of the loans. Beginning in 2023, our strategy changed whereby we held more mortgages on our balance sheet versus selling these loans in the secondary market. This shift in strategy was due to pricing in the secondary mortgage market and the desire to shift the mix of our loan portfolio to more fixed rate loans. We continue to monitor our strategy and may shift back to selling more residential mortgages into the secondary market in future periods. At December 31, 2025, our servicing portfolio of mortgage loans that we originated and sold into the secondary market was $591.6 million compared to $648.9 million at December 31, 2024.
The following table presents the maturity of commercial and consumer loans outstanding as of December 31, 2025:

	Maturity
(dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years through 15 years	After 15 years	Total
Fixed interest rates	$345,846	$1,033,814	$488,441	$9,958	$1,878,059
Variable interest rates	804,617	1,963,141	764,423	115,971	3,648,152
Total Commercial Loans	$1,150,463	$2,996,955	$1,252,864	$125,929	$5,526,211
Fixed interest rates	$58,503	$213,497	$486,609	$560,511	$1,319,120
Variable interest rates	48,266	222,778	530,971	424,611	1,226,626
Total Consumer Loans	$106,769	$436,275	$1,017,580	$985,122	$2,545,746
Total Portfolio Loans	$1,257,232	$3,433,230	$2,270,444	$1,111,051	$8,071,957
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth our commitments and letters of credit as of the dates presented:

	December 31,
(dollars in thousands)	2025	2024
Commitments to extend credit	$2,644,139	$2,382,847
Standby letters of credit	67,452	69,558
Total	$2,711,591	$2,452,405
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
Additional credit risk management practices include periodic loan reviews, at least annually, and updates of our lending policies and procedures to support sound underwriting practices and portfolio management through portfolio stress testing. Our business banking relationships are monitored through portfolio management software that identifies credit risk indicators. We have portfolio monitoring groups that perform annual reviews of all commercial and business banking relationships greater than $1.5 million and a quarterly review of our watch rated portfolio. Our credit risk review process serves to independently monitor credit quality and assess the effectiveness of credit risk management practices to provide oversight of all corporate lending activities. The credit risk review function has the primary responsibility for assessing commercial credit administration and credit decision functions of consumer and mortgage underwriting, as well as providing input to the loan risk rating process.
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful or generally when interest or principal payments are 90 days or more past the contractual due date.
The following table presents delinquency and nonaccrual loans as of December 31:

	2025		2024
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
90 days or more:
Commercial real estate	$17,373	0.48%	$4,173	0.12%
Commercial and industrial	25,575	1.68%	12,570	0.82%
Commercial construction	869	0.23%	—	—%
Consumer real estate	11,583	0.47%	10,964	0.47%
Other consumer	158	0.17%	230	0.22%
Total Nonaccrual Loans	$55,558	0.69%	$27,937	0.36%
30 to 89 days:
Commercial real estate	$2,142	0.06%	$1,846	0.05%
Commercial and industrial	500	0.03%	2,671	0.17%
Commercial construction	—	—%	1,036	0.29%
Consumer real estate	9,324	0.38%	5,554	0.24%
Other consumer	618	0.68%	372	0.35%
Total Loans	$12,584	0.16%	$11,479	0.15%
Nonaccrual loans increased to $55.6 million at December 31, 2025 compared to $27.9 million at December 31, 2024. The increase in nonaccrual loans was primarily due to the addition of three commercial relationships totaling $25.3 million that were placed on nonaccrual during the three months ended December 31, 2025. A specific reserve of $1.6 million was added for one of the commercial relationships based on an updated collateral evaluation.

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
The following table presents activity in the ACL for each of the three years presented below:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
ACL Balance at Beginning of Year:	$101,494	$107,966	$101,340
Charge-offs:
Commercial real estate	(7,640)	(5,390)	(1,706)
Commercial and industrial	(7,532)	(3,898)	(20,535)
Commercial construction	(118)	—	(451)
Consumer real estate	(832)	(1,446)	(446)
Other consumer	(1,953)	(1,454)	(1,500)
Total	(18,075)	(12,188)	(24,638)
Recoveries:
Commercial real estate	186	1,921	1,084
Commercial and industrial	1,772	1,133	9,796
Commercial construction	9	—	2
Consumer real estate	641	329	214
Other consumer	969	524	360
Total	3,577	3,907	11,456
Net Charge-offs	(14,498)	(8,281)	(13,182)
Impact of adoption of ASU 2022-02	—	—	568
Provision for credit losses	6,182	1,809	19,240
ACL Balance at End of Year:	$93,178	$101,494	$107,966
Net loan charge-offs for 2025 were $14.5 million, or 0.18 percent of average loans compared to $8.3 million, or 0.11 percent of average loans, for 2024. The most significant charge-offs during 2025 were to two CRE relationships totaling $7.2 million and two C&I relationships totaling $6.1 million. Offsetting loan charge-offs during 2025 were $3.6 million in recoveries compared to $3.9 million in recoveries in 2024.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes net charge-offs as a percentage of average loans for the years presented:

	2025	2024	2023
Commercial real estate	0.21%	0.10%	0.02%
Commercial and industrial	0.38%	0.17%	0.64%
Commercial construction	0.03%	—%	0.12%
Consumer real estate	0.01%	0.05%	0.01%
Other consumer	1.00%	0.88%	0.97%
Net charge-offs to average loans outstanding	0.18%	0.11%	0.18%
Allowance for credit losses as a percentage of total portfolio loans	1.15%	1.31%	1.41%
Allowance for credit losses to total nonaccrual loans	168%	363%	471%
The following is the ACL balance by portfolio segment as of December 31:

	2025		2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial real estate	$29,357	31.5%	$30,254	29.8%
Commercial and industrial	29,142	31.3%	37,084	36.5%
Commercial construction	4,400	4.7%	4,893	4.8%
Business banking	11,335	12.2%	10,681	10.6%
Consumer real estate	16,297	17.5%	15,776	15.5%
Other consumer	2,647	2.8%	2,806	2.8%
Total	$93,178	100.0%	$101,494	100.0%
Significant to our ACL is a higher concentration of commercial loans. The ability of borrowers to repay commercial loans is dependent upon the success of their business and general economic conditions. Due to the greater potential for loss within our commercial portfolio, we monitor the commercial loan portfolio through an internal risk rating system. Loan risk ratings are assigned based upon the creditworthiness of the borrower and are reviewed on an ongoing basis according to our internal policies. Loans rated special mention or substandard have potential or well-defined weaknesses not generally found in high quality, performing loans and require attention from management to limit loss.
The ACL was $93.2 million, or 1.15 percent of total portfolio loans, at December 31, 2025 compared to $101.5 million, or 1.31 percent of total portfolio loans, at December 31, 2024. The decrease in the ACL of $8.3 million is primarily related to a reduction in loss rates, lower criticized and classified loans and a decrease in the specific reserve for loans individually evaluated.
Federal Home Loan Bank and Other Restricted Stock
At December 31, 2025, we held FHLB of Pittsburgh stock of $16.0 million compared to $15.2 million at December 31, 2024. This investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Pittsburgh. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value. We reviewed and evaluated the FHLB capital stock for impairment at December 31, 2025. The FHLB exceeds all required capital ratios. Additionally, we considered that the FHLB has been paying dividends and actively redeeming stock throughout 2025 and 2024. Accordingly, we believe sufficient evidence exists to conclude that no impairment existed at December 31, 2025.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Deposits
Deposits are our primary source of funds. The following table presents the mix of deposits as of the dates presented:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	% of Deposits	Amount	% of Deposits	$ Change	% Change
Personal	$4,834,347	60.7%	$4,533,149	58.2%	$301,198	6.6%
Business	2,562,097	32.2%	2,679,191	34.4%	(117,094)	(4.4)%
Public funds	381,949	4.8%	345,512	4.5%	36,437	10.5%
Brokered	180,438	2.3%	225,265	2.9%	(44,827)	(19.9)%
Total Deposits	$7,958,831	100.0%	$7,783,117	100.0%	$175,714	2.3%
The following table presents the composition of deposits as of the dates presented:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	% of Deposits	Amount	% of Deposits	$ Change	% Change
Customer deposits
Noninterest-bearing demand	$2,160,645	27.2%	$2,185,242	28.1%	$(24,597)	(1.1)%
Interest-bearing demand	790,278	9.9%	812,768	10.4%	(22,490)	(2.8)%
Money market	2,016,560	25.3%	1,939,980	24.9%	76,580	3.9%
Savings	862,118	10.8%	877,859	11.3%	(15,741)	(1.8)%
Certificates of deposit	1,948,792	24.5%	1,742,003	22.4%	206,789	11.9%
Total customer deposits	7,778,393	97.7%	7,557,852	97.1%	220,541	2.9%
Brokered deposits
Money market	180,438	2.3%	100,305	1.3%	80,133	79.9%
Certificates of deposit	—	—%	124,960	1.6%	(124,960)	(100.0)%
Total brokered deposits	180,438	2.3%	225,265	2.9%	(44,827)	(19.9)%
Total Deposits	$7,958,831	100.0%	$7,783,117	100.0%	$175,714	2.3%

We have a strong core deposit base with noninterest-bearing demand deposits representing 27.2 percent of total deposits at December 31, 2025 compared to 28.1 percent of total deposits at December 31, 2024. Total deposits increased $175.7 million, or 2.3 percent, at December 31, 2025 compared to December 31, 2024. Total customer deposits increased $220.5 million, or 2.9 percent, from December 31, 2024 due to growth in certificates of deposit and money market. Total brokered deposits decreased $44.8 million from December 31, 2024 due to growth in customer deposits. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
As a member of the IntraFi network, we are able to offer our customers insurance coverage on interest-bearing demand, money market and certificate of deposit balances in excess of the FDIC insurance limits. IntraFi balances decreased $7.6 million to $317.3 million at December 31, 2025 compared to $324.8 million at December 31, 2024.
We have total uninsured deposits of $2.7 billion, or 33.7 percent of our total deposit base compared to $2.6 billion, or 33.5 percent, at December 31, 2024. Included in uninsured deposits is $333.6 million of fully collateralized, municipal deposits, or 4.2 percent of our total deposit base.
The daily average balance of deposits and rates paid on deposits are summarized in the following table for the years ended December 31:

	2025		2024		2023
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$2,166,015	—	$2,163,902	—	$2,349,919	—
Interest-bearing demand	763,929	0.98%	804,387	1.10%	844,588	0.72%
Money market	2,024,626	2.84%	1,873,629	3.11%	1,638,947	2.28%
Savings	874,528	0.69%	905,351	0.69%	1,020,314	0.43%
Certificates of deposit	1,851,353	4.03%	1,580,025	4.41%	1,226,989	3.17%
Brokered deposits	199,776	4.43%	304,060	5.35%	114,322	5.43%
Total	$7,880,227	1.96%	$7,631,354	2.09%	$7,195,079	1.29%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CDs greater than $250,000 accounted for 7.3 percent and 6.2 percent of total deposits at December 31, 2025 and December 31, 2024. These primarily represent deposit relationships with local customers in our market area.
Maturities of CDs of $250,000 or more outstanding at December 31, 2025 are summarized as follows:

(dollars in thousands)	2025
Three months or less	$252,483
Over three through six months	163,482
Over six through twelve months	120,901
Over twelve months	47,183
Total	$584,049
Borrowings
Borrowings are an additional source of funding for us. Short-term borrowings are for terms under or equal to one year and are comprised of FHLB Advances. Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances and finance leases. Total borrowings were $265.3 million at December 31, 2025 compared to $250.3 million at December 31, 2024.

(dollars in thousands)	December 31, 2025	December 31, 2024	$ Change
Short-term borrowings	$165,000	$150,000	$15,000
Long-term borrowings	50,815	50,896	(81)
Junior subordinated debt securities	49,478	49,418	60
Total Borrowings	$265,293	$250,314	$14,979
Information pertaining to short-term borrowings is summarized in the table below for the years ended December 31, 2025 and December 31, 2024.

	Short-Term Borrowings
(dollars in thousands)	December 31, 2025	December 31, 2024
Balance at the period end	$165,000	$150,000
Average balance during the period	$111,453	$257,524
Average interest rate during the period	4.53%	5.12%
Maximum month-end balance during the period	$165,000	$465,000
Average interest rate at the period end	3.93%	4.60%
Information for long-term borrowings and junior subordinated debt securities is summarized in the tables below for the years ended December 31, 2025 and December 31, 2024.

	Long-Term Borrowings
(dollars in thousands)	December 31, 2025	December 31, 2024
Balance at the period end	$50,815	$50,896
Average balance during the period	$50,856	$46,306
Average interest rate during the period	3.80%	4.24%
Maximum month-end balance during the period	$50,890	$64,015
Average interest rate at the period end	3.75%	3.75%

	Junior Subordinated Debt Securities
(dollars in thousands)	December 31, 2025	December 31, 2024
Balance at the period end	$49,478	$49,418
Average balance during the period	$49,446	$49,386
Average interest rate during the period	7.04%	8.05%
Maximum month-end balance during the period	$49,478	$49,418
Average interest rate at the period end	6.33%	6.96%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wealth Management Assets
The fair value of the S&T Bank Wealth Management assets under administration, which are not accounted for as part of our assets, was $2.1 billion at December 31, 2025 and $2.0 billion at December 31, 2024. S&T Bank Wealth Management consists of S&T Trust which acts as a fiduciary by managing wealth for individuals and families and S&T Financial Services offers retirement and financial planning services. At December 31, 2025, assets under administration consisted of $0.6 billion in S&T Trust and $1.5 billion in S&T Financial Services compared to $0.7 billion in S&T Trust and $1.3 billion in S&T Financial Services at December 31, 2024.
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
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing deposits and attract new deposits, mitigating any funding dependency on other more volatile funding sources. Refer to the "Financial Condition as of December 31, 2025 - Deposits" section of this MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program. Additional funding sources accessible to S&T include borrowing availability at the FHLB, Federal Reserve Discount Window through the Borrower-in-Custody Program, federal funds lines with other financial institutions and the brokered deposit market.
Available borrowing capacity exceeds uninsured deposits of $2.7 billion at December 31, 2025 and $2.6 billion at December 31, 2024. The following table summarizes borrowing funding sources available as of the dates presented:

	December 31, 2025			December 31, 2024
(dollars in thousands)	Borrowing Capacity	Balance (1)	Available	Borrowing Capacity	Balance (1)	Available
FHLB(1)	$2,132,446	$339,614	$1,792,832	$1,980,615	$304,565	$1,676,050
Borrower-in-Custody Program	$2,124,366	$—	$2,124,366	1,995,489	—	1,995,489
Total	$4,256,812	$339,614	$3,917,198	$3,976,104	$304,565	$3,671,539
(1) FHLB balances include advances, letters of credit, interest due on advances and the credit enhancement obligation on mortgages sold to the FHLB.
At December 31, 2025, we had available borrowing capacity of $3.9 billion, $2.1 billion at the Federal Reserve and $1.8 billion at the FHLB of Pittsburgh. We believe that these funding sources will provide adequate resources to fund our short-term and long-term operating and financing needs. In addition, our ability to access capital markets provides additional sources of funding with respect to strategic investing opportunities. Our access to and the availability of funds in the future will be affected by many factors, including, but not limited to our financial condition and prospects, the liquidity of the overall capital markets and the current state of the economy.
In the normal course of business, we enter into various contractual obligations which require future payments that could impact our liquidity and capital resources. We also utilize interest rate swaps to add stability and manage exposure to interest rate movements, under which we are required to either receive cash from, or pay cash to, counterparties depending on changes in interest rates. Derivative contracts are carried at fair value representing the net present value of expected future cash receipts or payments based on market rates as of the balance sheet date.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes our material contractual obligations as of December 31, 2025:

	Payments Due In
(dollars in thousands)	2026	2027-2028	2029-2030	Later Years	Total
Certificates of deposit(1)	$1,732,058	$185,717	$27,932	$3,085	$1,948,792
Short-term borrowings(1)	165,000	—	—	—	165,000
Long-term borrowings(1)	50,087	187	60	481	50,815
Junior subordinated debt securities(1)	—	—	—	49,478	49,478
Operating and finance leases	5,007	9,336	9,116	53,202	76,661
Funding commitments on Low Income Housing Partnerships	3,514	—	—	—	3,514
Total	$1,955,666	$195,240	$37,108	$106,246	$2,294,260
(1)Excludes interest
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At December 31, 2025, S&T Bank had $852.2 million in highly liquid assets which consisted primarily of $105.2 million in interest-bearing deposits with banks and $746.0 million in unpledged securities. This resulted in a highly liquid assets to total assets ratio of 8.6 percent at December 31, 2025 compared to 9.7 percent at December 31, 2024. Refer to Note 12. Tax Credit Equity Investments, Note 13. Deposits, Note 14. Short Term Borrowings, Note 15. Long Term Borrowings and Subordinated Debt and Note 7. Right-Of-Use Assets and Lease Liabilities to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data and the Deposits and Borrowings section of this MD&A, for more details.
Capital Resources
Shareholders’ equity increased $83.6 million, or 6.1 percent, to $1.5 billion at December 31, 2025 compared to $1.4 billion at December 31, 2024. The increase was primarily due to net income of $134.2 million and other comprehensive income of $35.3 million partially offset by dividends of $53.0 million and share repurchases of $36.6 million. The other comprehensive income was primarily due to a $28.9 million improvement in unrealized losses on our available-for-sale debt securities, net of tax and an improvement of $5.9 million in unrealized losses on our interest rate swaps, net of tax.
We continue to maintain a strong capital position with a leverage ratio of 12.18 percent as compared to the regulatory guideline of 5.00 percent to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 14.32 percent compared to the regulatory guideline of 6.50 percent to be well-capitalized. Our risk-based Tier 1 and Total capital ratios were 14.62 percent and 16.19 percent which places us above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00 percent and 10.00 percent. Our ratios are also above the required minimum ratios after the capital conservation buffer, discussed further below, of common equity tier 1 risk-based capital ratio greater than 7.00 percent, tier 1 risk-based capital ratio greater than 8.50 percent and a total risk-based capital ratio greater than 10.50 percent. We believe that we have the ability to raise additional capital, if necessary.
On March 27, 2020, the regulators issued interim final rule, or IFR, “Regulatory Capital Rule: Revised Transition of the Current Expected Credit Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five-year transition”). We adopted CECL effective January 1, 2020 and elected to implement the five-year transition. As of December 31, 2025 we are fully transitioned.
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
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes which could include investments

S&T BANCORP, INC. AND SUBSIDIARIES
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of December 31, 2025, we had not issued any securities pursuant to the shelf registration statement.
Inflation
Inflation can have a significant impact on interest rates and, accordingly, can impact our financial performance. Inflation can influence our asset growth, deposits, noninterest income and expense and credit quality. As a result, we closely monitor the rate of inflation in the economy. We do so by analyzing our capability to respond to changing interest rates and our ability to manage noninterest income and expense. We monitor the mix of interest-rate sensitive assets and liabilities through ALCO in order to manage the impact of inflation and the level of interest rates on net interest income. We also manage the effects of inflation on S&T by reviewing the prices of our products and services, by introducing new products and services and by controlling overhead expenses. Additionally, management is aware of the potential impacts that inflation can have on our loan portfolio and our customer's ability to operate their businesses. We seek to minimize the various inflationary inputs through a robust annual review process and sensitivity analysis when considering extensions of credit. Additionally, we leverage our internal credit risk review in support of the current economic cycle. We continuously monitor our portfolio for potential and emerging risks. See Risk Factors in Item 1A for further information regarding the impact of inflation on the economy and on S&T.
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

S&T BANCORP, INC. AND SUBSIDIARIES
The table below reflects the rate shock analyses results for the 1-12 and 13-24 month periods of pretax net interest income and EVE.

	December 31, 2025			December 31, 2024
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	1.7	9.4	(12.4)	3.2	8.4	(32.3)
300	1.1	6.9	(7.9)	1.9	5.8	(24.1)
200	0.9	5.0	(3.6)	0.8	3.7	(15.4)
100	0.6	2.9	(0.6)	(0.1)	1.7	(7.2)
-100	(1.8)	(4.5)	(3.1)	(3.4)	(5.2)	3.0
-200	(4.0)	(10.2)	(9.7)	(6.2)	(10.3)	3.5
-300	(6.8)	(17.0)	(21.2)	(9.2)	(16.2)	0.2
-400	(8.7)	(21.1)	(39.9)	(12.9)	(22.7)	(7.9)
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
Our rate shock analyses show less improvement in the percentage change in pretax net interest income in the 1-12 month rates up scenarios when comparing December 31, 2025 to December 31, 2024 primarily because of changes to our funding mix and upcoming maturities within our receive-fixed balance sheet swap portfolio. The percentage change in pretax net interest income in the 1-12 month rates down scenarios remain relatively unchanged when comparing December 31, 2025 to December 31, 2024. Our rate shock analyses remain relatively unchanged in the percentage change in pretax net interest income in the 13-24 month scenarios when comparing December 31, 2025 to December 31, 2024. Our EVE analyses show an improvement in the rates up scenarios and a decline in the rates down scenarios when comparing December 31, 2025 to December 31, 2024 primarily due to an updated analysis that shows that our deposit retention is expected to be stronger than previously modeled.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2025	2024
ASSETS
Cash and due from banks, including interest-bearing deposits of $106,286 and $175,606 at December 31, 2025 and December 31, 2024	$163,436	$244,820
Securities available for sale, at fair value	987,659	987,591
Loans held for sale	1,010	—
Portfolio loans, net of unearned income	8,071,957	7,742,958
Allowance for credit losses	(93,178)	(101,494)
Portfolio loans, net	7,978,779	7,641,464
Bank owned life insurance	85,421	85,012
Premises and equipment, net	43,855	45,033
Federal Home Loan Bank and other restricted stock, at cost	16,030	15,231
Goodwill	373,424	373,424
Other intangible assets, net	2,251	3,055
Other assets	219,115	262,342
Total Assets	$9,870,980	$9,657,972
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,160,645	$2,185,242
Interest-bearing demand	790,278	812,768
Money market	2,196,998	2,040,285
Savings	862,118	877,859
Certificates of deposit	1,948,792	1,866,963
Total Deposits	7,958,831	7,783,117
Short-term borrowings	165,000	150,000
Long-term borrowings	50,815	50,896
Junior subordinated debt securities	49,478	49,418
Other liabilities	182,979	244,247
Total Liabilities	8,407,103	8,277,678
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at December 31, 2025 and December 31, 2024 Outstanding—37,402,705 shares at December 31, 2025 and 38,259,449 shares at December 31, 2024	103,623	103,623
Additional paid-in capital	412,969	411,785
Retained earnings	1,120,297	1,039,035
Accumulated other comprehensive loss	(41,707)	(76,992)
Treasury stock — 4,046,739 shares at December 31, 2025 and 3,189,995 shares at December 31, 2024, at cost	(131,305)	(97,157)
Total Shareholders’ Equity	1,463,877	1,380,294
Total Liabilities and Shareholders’ Equity	$9,870,980	$9,657,972
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME

	Twelve Months Ended December 31,
(dollars in thousands, except per share data)	2025	2024	2023
INTEREST AND DIVIDEND INCOME
Loans, including fees	$472,713	$476,382	$443,124
Investment Securities:
Taxable	42,339	37,744	31,611
Tax-exempt	260	690	852
Dividends	1,178	1,056	2,314
Total Interest and Dividend Income	516,490	515,872	477,901
INTEREST EXPENSE
Deposits	154,570	159,411	92,836
Borrowings, junior subordinated debt securities and other	11,824	21,655	35,655
Total Interest Expense	166,394	181,066	128,491
NET INTEREST INCOME	350,096	334,806	349,410
Provision for credit losses	7,422	133	17,892
Net Interest Income After Provision for Credit Losses	342,674	334,673	331,518
NONINTEREST INCOME
Net loss on sale of securities	(2,295)	(7,938)	—
Debit and credit card	18,303	18,263	18,248
Service charges on deposit accounts	16,433	16,273	16,193
Wealth management	12,447	12,259	12,186
Other	7,135	10,226	10,993
Total Noninterest Income	52,023	49,083	57,620
NONINTEREST EXPENSE
Salaries and employee benefits	127,647	121,990	111,462
Data processing and information technology	19,757	19,510	17,437
Occupancy	16,195	15,102	14,814
Furniture, equipment and software	13,513	13,559	12,912
Other taxes	7,601	7,452	6,813
Marketing	5,906	6,351	6,488
Professional services and legal	5,452	5,468	7,823
FDIC insurance	4,235	4,201	4,122
Other	26,451	25,305	28,463
Total Noninterest Expense	226,757	218,938	210,334
Income Before Taxes	167,940	164,818	178,804
Income tax expense	33,710	33,553	34,023
Net Income	$134,230	$131,265	$144,781
Earnings per share—basic	$3.51	$3.43	$3.76
Earnings per share—diluted	$3.49	$3.41	$3.74
Dividends declared per share	$1.38	$1.33	$1.29
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Net Income	$134,230	$131,265	$144,781
Available-for-Sale Debt Securities
Net change in fair value of available-for-sale debt securities	34,559	2,328	20,317
Tax effect	(7,429)	(458)	(4,407)
Net available-for-sale securities losses reclassified into earnings(1)	2,295	7,938	—
Tax effect	(493)	(1,563)	—
Net effect on other comprehensive income	28,932	8,245	15,910
Interest Rate Swaps
Net change in fair value of interest rate swaps	397	(8,253)	(5,753)
Tax effect	(85)	1,722	1,237
Net interest rate swap losses reclassified into earnings(2)	7,168	13,403	12,382
Tax effect	(1,542)	(2,796)	(2,662)
Net effect on other comprehensive income	5,938	4,076	5,204
Employee Benefit Plans
Adjustment to funded status of employee benefit plans	526	1,969	142
Tax effect	(111)	(381)	(32)
Net effect on other comprehensive income	415	1,588	110
Other Comprehensive Income	35,285	13,909	21,224
Comprehensive Income	$169,515	$145,174	$166,005
(1) Reclassification adjustments are comprised of realized security losses. The realized losses have been recorded in net loss on sale of securities in the Consolidated Statements of Net Income.
(2) Reclassification adjustments have been recorded in loan interest income in the Consolidated Statements of Net Income.
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2023	$103,623	$406,283	$863,948	$(112,125)	$(77,070)	$1,184,659
Net income for the year ended December 31, 2023	—	—	144,781	—	—	144,781
Other comprehensive income, net of tax	—	—	—	21,224	—	21,224
Impact of adoption of ASU 2022-02	—	—	(447)	—	—	(447)
Cash dividends declared ($1.29 per share)	—	—	(49,850)	—	—	(49,850)
Treasury stock issued for restricted stock awards (36,166 shares)	—	(1,123)	—	—	1,123	—
Forfeitures of restricted stock awards (63,667 shares)	—	—	1,172	—	(1,970)	(798)
Repurchase of S&T stock (739,426 shares)	—	—	—	—	(19,998)	(19,998)
Recognition of restricted stock compensation expense	—	3,874	—	—	—	3,874
Balance at December 31, 2023	$103,623	$409,034	$959,604	$(90,901)	$(97,915)	$1,283,445
Net income for the year ended December 31, 2024	—	—	131,265	—	—	131,265
Other comprehensive income, net of tax	—	—	—	13,909	—	13,909
Impact of adoption of ASU 2023-02	—	—	(1,002)	—	—	(1,002)
Cash dividends declared ($1.33 per share)	—	—	(51,075)	—	—	(51,075)
Treasury stock issued for restricted stock awards (61,484 shares)	—	(1,871)	—	—	1,871	—
Forfeitures of restricted stock awards (34,841 shares)	—	—	243	—	(1,113)	(870)
Recognition of restricted stock compensation expense	—	4,622	—	—	—	4,622
Balance at December 31, 2024	$103,623	$411,785	$1,039,035	$(76,992)	$(97,157)	$1,380,294
Net income for the year ended December 31, 2025	—	—	134,230	—	—	134,230
Other comprehensive income, net of tax	—	—	—	35,285	—	35,285
Cash dividends declared ($1.38 per share)	—	—	(52,968)	—	—	(52,968)
Treasury stock issued for restricted stock awards (136,450 shares)	—	(4,160)	—	—	4,160	—
Forfeitures of restricted stock awards (44,924 shares)	—	—	—	—	(1,672)	(1,672)
Repurchase of S&T Stock (948,270 shares)	—	—	—	—	(36,636)	(36,636)
Recognition of restricted stock compensation expense	—	5,344	—	—	—	5,344
Balance at December 31, 2025	$103,623	$412,969	$1,120,297	$(41,707)	$(131,305)	$1,463,877
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,

(dollars in thousands)	2025	2024	2023
OPERATING ACTIVITIES
Net income	$134,230	$131,265	$144,781
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,422	133	17,892
Net depreciation, amortization and accretion	10,445	10,865	7,520
Net (accretion) amortization of discounts and premiums on securities	(3,338)	2,837	4,666
Stock-based compensation expense	5,344	4,622	3,874
Loss on sale of securities	2,295	7,938	—
Deferred income taxes	175	(296)	601
(Gain) loss on sale of fixed assets	(31)	196	(100)
Gain on sale of loans, net	(107)	(69)	(81)
Loss (gain) on sale and fair value adjustments of other real estate owned, net	4	58	(3,898)
Proceeds from the sale of mortgage loans	3,907	4,552	3,839
Mortgage loans originated for sale	(4,810)	(4,330)	(3,895)
Net change in:
Net (increase) decrease in interest receivable	(226)	2,703	(7,094)
Net (decrease) increase in interest payable	(5,285)	4,998	17,763
Net decrease (increase) in other assets	35,193	(1,732)	14,311
Net (decrease) increase in other liabilities	(51,602)	9,627	(28,430)
Net Cash Provided by Operating Activities	$133,616	$173,367	171,749
INVESTING ACTIVITIES
Purchases of securities	(142,389)	(313,552)	(99,583)
Proceeds from maturities, prepayments and calls of securities	133,387	159,606	147,710
Proceeds from sales of securities	47,038	136,401	—
(Purchases) redemptions of Federal Home Loan Bank stock	(799)	9,851	(2,047)
Net increase in loans	(360,472)	(106,239)	(492,795)
Proceeds from sale of portfolio loans	17,486	8,923	11,641
Proceeds from sale of other real estate owned	42	131	7,051
Purchases of premises and equipment, net of proceeds from sales	(4,768)	(2,936)	(5,509)
Proceeds from life insurance settlement	1,739	1,003	1,696
Net payments from cash flow hedge	(6,064)	(11,480)	(12,383)
Net Cash Used in Investing Activities	(314,800)	(118,292)	(444,219)
FINANCING ACTIVITIES
Net increase (decrease) in demand, money market and savings deposits	93,885	(23,963)	(345,260)
Net increase in certificates of deposit	81,829	285,321	647,111
Net increase (decrease) in short-term borrowings	15,000	(265,000)	45,000
Proceeds from long-term borrowings	—	50,000	25,000
Repayments on long-term borrowings	(81)	(38,381)	(5,464)
Repurchase of shares for taxes on restricted stock	(1,672)	(870)	(798)
Cash dividends paid to common shareholders	(52,887)	(50,974)	(49,708)
Repurchase of common stock	(36,274)	—	(19,808)
Net Cash Provided by (Used in) Financing Activities	99,800	(43,867)	296,073
Net (decrease) increase in cash and due from banks	(81,384)	11,208	23,603
Cash and due from banks at beginning of period	244,820	233,612	210,009
Cash and Due From Banks at End of Period	$163,436	$244,820	$233,612
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Supplemental Disclosures
Right of use assets obtained in exchange for lease obligations	$2,400	$604	$2,009
Cash paid for interest	$171,679	$176,068	$111,303
Cash paid for federal income taxes, net of refunds	$25,050	$29,730	$36,886
Cash paid for state income taxes, net of refunds(1)	$1,235	$—	$—
Transfers of loans to other real estate owned	$95	$122	$163
(1)ASU 2023-09 was adopted on January 1, 2025 requiring cash paid for taxes, net of refunds to be shown separately for federal and state. This ASU was adopted on a prospective basis, therefore prior period amounts have not been adjusted. Cash paid for state taxes, net of refunds is included with cash paid for federal taxes, net of refunds for 2024 and 2023.

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
We are presently engaged in non-banking activities through the following five entities: 9th Street Holdings, Inc.; S&T Bancholdings, Inc.; CTCLIC; S&T Insurance Group, LLC; and DN Acquisition Company, Inc. Our investment holding companies are 9th Street Holdings, Inc. and S&T Bancholdings, Inc. CTCLIC, which is a joint venture with another financial institution, acts as a reinsurer of credit life, accident and health insurance policies sold by S&T Bank and the other institution. S&T Insurance Group, LLC, through its subsidiaries, offers a variety of insurance products. DN Acquisition Company, Inc. was acquired with the DNB merger and was incorporated for the purpose of acquiring and holding other real estate owned, or OREO, acquired through foreclosure or deed in-lieu-of foreclosure, as well as bank-occupied real estate.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements
We use fair value measurements when recording and disclosing certain financial assets and liabilities. Available-for-sale debt securities, equity securities, securities held in a deferred compensation plan and derivative financial instruments are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other financial instruments at fair value on a nonrecurring basis, such as loans held for sale, loans individually evaluated, OREO and other repossessed assets, mortgage servicing rights, or MSRs, and certain other assets.
Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction. In determining fair value, we use various valuation approaches, including market, income and cost approaches. The fair value standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing an asset or liability which are developed based on market data we have obtained from independent sources. Unobservable inputs reflect our estimates of assumptions that market participants would use in pricing an asset or liability which are developed based on the best information available in the circumstances.
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
Nonrecurring Basis
Loans Held for Sale
Loans held for sale consist of 1-4 family residential loans originated for sale in the secondary market and, from time to time, certain loans transferred from the loan portfolio to loans held for sale, all of which are carried at the lower of cost or fair value. When the fair value of a loan held for sale is less than its cost, the loan is written down to fair value. In such cases, fair value is based on the principal or most advantageous market currently offered for similar loans using observable market data. Loans held for sale marked to fair value are classified as Level 2 if the fair value is determined using a sales or market approach and Level 3 if the fair value is determined using an income approach.
Loans Individually Evaluated
Loans that are individually evaluated to determine whether a specific allocation of ACL is needed are reported at the lower of amortized cost or fair value. Fair value is determined using either discounted cash flow, the loan’s observable market price or the fair value of the collateral less estimated selling costs when the loan is collateral dependent and we expect to liquidate the collateral. However, if repayment is expected to come from the operation of the collateral, rather than liquidation, then we do not consider estimated selling costs in determining the fair value of the collateral. Collateral values are generally based upon appraisals by approved, independent state certified appraisers. Appraisals may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or our knowledge of the borrower and the borrower’s business. If the fair value of loans individually evaluated is determined based on an independent, market based appraisal that uses market observable inputs it is classified as Level 2. If the fair value of loans individually evaluated is determined using an internal valuation, such as discounted cash flow, it is classified as Level 3.
OREO and Other Repossessed Assets
OREO and other repossessed assets obtained in partial or total satisfaction of a loan are recorded at fair value less cost to sell. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. If the fair value for OREO is determined based on an independent, market-based appraisal with market observable inputs it is classified as Level 2. If the fair value for OREO is determined using an internal valuation, it is classified as Level 3.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Collateral Payable
Collateral payable is cash that is received from counterparties as collateral for our cash flow hedges and interest rate swaps. The carrying amount included in other liabilities in our Consolidated Balance Sheets approximates fair value.
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
Generally, consumer loans are charged off against the ACL upon the loan reaching 90 days past due. Commercial loans are charged off as management becomes aware of facts and circumstances that raise doubt as to the collectability of all or a portion of the principal and when a confirmed loss exists.

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
Allowance for Credit Losses
The ACL is a valuation reserve established and maintained by charges against operating income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the ACL when they are deemed uncollectible. The ACL is an estimate of expected credit losses, measured over the contractual life of a loan, that considers our historical loss experience, current conditions and forecasts of future economic conditions. Determination of an appropriate ACL is inherently subjective and the ACL may change significantly from period to period.
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
The ACL for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and therefore, should be individually assessed. We evaluate all commercial loans greater than $1.0 million that meet the following criteria: 1) when it is determined that foreclosure is probable, 2) substandard, doubtful and nonaccrual loans when repayment is expected to be provided substantially through the operation or sale of the collateral, or 3) when it is determined by management that a loan does not share similar risk characteristics with other loans. Specific reserves are established based on the following three acceptable methods for measuring the ACL: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral when the loan is collateral dependent. Our individual loan evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. Collateral values are discounted to consider disposition costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the loan is less than the loan balance.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Premises and Equipment
Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred, while improvements that extend an asset’s useful life are capitalized and depreciated over the estimated remaining life of the asset. Land is carried at cost. Depreciation expense is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the particular assets. Buildings have useful lives of 25 years, furniture and fixtures, computer equipment and software, other equipment and vehicles have useful lives of 5 years. Leasehold improvements are depreciated at the lesser of the estimated useful life of the asset (generally 15 years unless established otherwise) or the remaining term of the lease, including renewal options in the lease that are reasonably assured of being exercised. Depreciation expense is included in occupancy on the Consolidated Statements of Net Income. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No events or changes in circumstances occurred during the years ended December 31, 2025 and 2024.
Right-of-Use Assets and Lease Liabilities
We determine if a contract is or contains a lease at inception. Leases are classified as either finance or operating leases. We recognize leases in our Consolidated Balance Sheets as right-of-use, or ROU, assets and related lease liabilities. Finance ROU assets are included in premises and equipment and related finance lease liabilities are included in long-term borrowings. Interest on finance lease liabilities is included in borrowings interest expense in our Consolidated Statements of Net Income. Operating lease ROU assets are included in other assets and related operating lease liabilities are included in other liabilities and lease and amortization expenses are included in occupancy expense in our Consolidated Statements of Net Income. Our lease liability is calculated as the present value of the lease payments over the lease term discounted using our estimated incremental borrowing rate with similar terms at commencement date. Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term for operating leases. Interest and amortization expenses are recognized for finance leases over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term in occupancy in our Consolidated Statements of Net Income. Lease and non-lease components are accounted for as a single lease component in our Consolidated Balance Sheet.
Restricted Investment in Bank Stock
FHLB stock is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Pittsburgh. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon on the member's asset value, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the low-cost products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value. Both cash and stock dividends are reported as income in dividends within investment securities in the Consolidated Statements of Net Income. FHLB stock is evaluated for impairment when events and circumstance indicate that impairment could exist.
Goodwill and Other Intangible Assets
As a result of acquisitions, we have recorded goodwill and identifiable intangible assets in our Consolidated Balance Sheets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. We have one reportable segment.
The carrying value of goodwill is tested annually for impairment each October 1st or more frequently if events and circumstances indicate that it may be impaired. A qualitative assessment is performed to determine whether it is more likely than not that the reporting unit's fair value is less than its carrying value. The qualitative assessment considers, among other factors, macroeconomic conditions, industry and market trends, changes in interest rates and regulatory conditions, overall financial performance relative to forecasts, changes in operating costs, entity‑specific events and changes in the carrying amount of the reporting unit. We perform a quantitative impairment test only if we conclude that it is more likely than not that a reporting unit's fair value is less than the carrying amount. Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The fair value of the reporting unit is determined by using both a discounted cash flow model and a market based model. The discounted cash flow model has many assumptions including future earnings projections, a long-term growth rate and discount rate. The market based model calculates fair value based on

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
observed price multiples for similar companies. The fair values of each method are then weighted based on relevance and reliability in the current economic environment.
We determine the amount of identifiable intangible assets based upon independent core deposit and insurance contract valuations at the time of acquisition. Intangible assets with finite useful lives, consisting primarily of core deposit and customer list intangibles, are amortized using straight-line or accelerated methods over their estimated weighted average useful lives, ranging from 10 to 20 years. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No such events or changes in circumstances occurred during the years ended December 31, 2025 and 2024.
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
Tax Credit Equity Investments
We have made investments directly in Low Income Housing Tax Credit, or LIHTC, partnerships formed with third parties. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. These investments are amortized in proportion to the income tax credits and other income tax benefits received. Our investments in Low Income Housing Partnerships, or LIHPs, represent unconsolidated VIEs and the assets and liabilities of the partnerships are not recorded on our balance sheet. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact the economic performance of the partnership nor do we have both the obligation to absorb expected losses and the right to receive benefits. We adopted ASU 2023-02, Accounting for Investments in Tax Credit Structures Using the proportional amortization method, or PAM, effective January 1, 2024 and elected to utilize PAM to account for these partnerships. As a result, these investments are recorded in other assets and the remaining funding commitment is recorded in other liabilities in our Consolidated Balance Sheets. Amortization expense is included in income tax expense in the Consolidated Statements of Net Income. Prior to adopting PAM, the cost method was used to account for these partnerships. These investments are included in other assets in our Consolidated Balance Sheets and amortization expense is included in other noninterest expense in the Consolidated Statements of Net Income for 2023.
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
Mortgage Servicing Rights
MSRs are recognized as separate assets when a mortgage loan is sold. When initially recorded, MSRs represent the estimated fair value of future net cash flows expected to be realized for performing the servicing activities. The fair value of the MSRs is estimated by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. MSRs are reported in other assets in the Consolidated Balance Sheets and are amortized into other noninterest income in the Consolidated Statements of Net Income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.
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
Derivatives contain an element of credit risk, the possibility that we will incur a loss because a counterparty, which may be a financial institution or a customer, fails to meet its contractual obligations. All derivative contracts with financial institutions may be executed only with counterparties approved by our Asset and Liability Committee, or ALCO, and derivatives with customers may only be executed with customers within credit exposure limits approved in accordance with our credit policy. We have entered into agreements with counterparty financial institutions which include master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. We elect, however, to account for all derivatives with counterparty institutions on a gross basis in the Consolidated Balance Sheets.
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
Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the earnings effect of the hedged forecasted transactions in a cash flow hedge. As long as the cash flow hedge continues to qualify for hedge accounting, the entire change in the fair value of the hedging instrument is recognized in Accumulated OCI, net of applicable taxes, and

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reclassified into loan interest income as interest payments are received. The change in the fair value is included in the change in other liabilities in the Consolidated Statements of Cash Flows.
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
Treasury Stock
The repurchase of our common stock is recorded at cost. Broker fees or commissions and an excise tax equal to one percent of the fair value of shares purchased are included in the cost of treasury stock. The excise tax is reduced by the fair market value of any reissuance of treasury stock occurring in the same taxable year. At the time of reissuance, the treasury stock account is reduced using the average cost method. Gains and losses on the reissuance of common stock are recorded in additional paid-in capital.
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
Stock-Based Compensation
Stock-based compensation includes restricted stock units which are measured using the fair value at the time of issuance. Compensation expense for time-based restricted stock is recognized ratably over the period during which the recipient is required to provide service in exchange for the award. A Monte Carlo simulation is used to estimate the fair value of performance-based restricted stock with a market condition. Compensation expense for performance-based restricted stock is recognized ratably over the remaining vesting period if the likelihood of meeting the performance measure is probable. We estimate expected forfeitures when stock-based awards are granted and record compensation expense only for awards that are expected to vest.
Pensions
The expense for S&T Bank’s qualified and nonqualified defined benefit pension plans is actuarially determined using the projected unit credit actuarial cost method. It requires us to make economic assumptions regarding future interest rates and asset returns and various demographic assumptions. We estimate the discount rate used to measure benefit obligations by applying the projected cash flow for future benefit payments to a yield curve of high-quality corporate bonds available in the marketplace and by employing a model that matches bonds to our pension cash flows. The expected return on plan assets is an estimate of the long-term rate of return on plan assets which is determined based on the current asset mix and estimates of return by asset class. We recognize in the Consolidated Balance Sheets an asset for the plan’s overfunded status in other assets or a liability for the plan’s underfunded status in other liabilities. Gains or losses related to changes in benefit obligations or plan assets resulting from experience different from that assumed are recognized as OCI in the period in which they occur. To the extent that such gains or losses exceed 10 percent of the greater of the projected benefit obligation or plan assets, they are recognized as a component of pension costs over the future service periods of actively employed plan participants. The funding policy for the qualified plan is to contribute an amount each year that is at least equal to the minimum required contribution, but not more than the maximum amount permissible for taxable plan sponsors. Our nonqualified plans are unfunded.
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
Tax positions are recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. No tax benefit is recorded for tax positions not meeting the more likely than not test.
Earnings Per Share
Basic and diluted earnings per share, or EPS, are calculated using the more dilutive of either the treasury stock method or the two-class method. Under the treasury stock method, the weighted average number of common shares outstanding is increased by the potentially dilutive common shares. Under the two-class method unvested share-based payment awards that contain nonforfeitable rights to dividends are considered participating securities. Income allocated to common shareholders is then divided by the weighted average number of common shares outstanding during the period. Potentially dilutive common shares are related to restricted stock and are excluded from the basic EPS calculation.

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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of the disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for fiscal years beginning after December 15, 2024. We adopted ASU 2023-09 as of January 1, 2025 on a prospective basis. The adoption of this ASU had no impact to the consolidated financial statements. See supplemental disclosures in the Consolidated Statements of Cash Flows and Note 18 Income Taxes for additional disclosure requirements related the adoption of these amendments.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounting Standards Issued But Not Yet Adopted
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
Interim Reporting (Topic 270)—Narrow-Scope Improvements
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270)—Narrow-Scope Improvements to improve the navigability of the required interim disclosures and clarify when the guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this update are effective for annual reporting period beginning after December 15, 2027, and interim reporting periods beginning after December 15, 2028. Early adoption is permitted. This ASU is not expected to have a material impact on disclosures.
NOTE 2. EARNINGS PER SHARE
Earnings per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine basic and diluted earnings per share. The treasury stock method was used to determine EPS in 2025 and the two-class method was used to determine EPS in 2024 and 2023. The two-class method is no longer applicable and shown for comparative purposes only.
The following table reconciles the numerators and denominators of basic and diluted EPS calculations for the periods presented:

	Twelve Months Ended December 31,
(in thousands, except share and per share data)	2025	2024	2023
Numerator for Earnings per Share—Basic and Diluted:
Net income—Treasury Stock Method—Basic and Diluted	$134,230	$131,265	$144,781
Less: Income allocated to participating shares(1)	—	13	156
Net Income Allocated to Shareholders—Two-Class Method—Basic and Diluted	$134,230	$131,252	$144,625

Denominator for Earnings per Share—Treasury Stock Method:
Weighted Average Shares Outstanding—Basic	38,195,322	38,237,531	38,432,447
Add: Potentially dilutive shares	296,182	289,573	253,171
Denominator for Treasury Stock Method—Diluted	38,491,504	38,527,104	38,685,618

Denominator for Earnings per Share—Two-Class Method:
Weighted Average Shares Outstanding—Basic	38,195,322	38,237,531	38,432,447
Add: Average participating shares outstanding(1)	—	286,157	222,958
Denominator for Two-Class Method—Diluted	38,195,322	38,523,688	38,655,405

Earnings per share—basic	$3.51	$3.43	$3.76
Earnings per share—diluted	$3.49	$3.41	$3.74
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	27	190	293
(1)Two-class method not applicable in 2025.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. FAIR VALUE MEASUREMENTS
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$84,507	$—	$—	$84,507
Collateralized mortgage obligations of U.S. government corporations and agencies(1)	—	624,263	—	624,263
Residential mortgage-backed securities of U.S. government corporations and agencies(1)	—	31,336	—	31,336
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	241,262	—	241,262
Obligations of states and political subdivisions	—	4,909	—	4,909
Total Available-for-Sale Debt Securities	84,507	901,770	—	986,277
Equity securities	1,382	—	—	1,382
Total Securities Available for Sale	85,889	901,770	—	987,659
Securities held in a deferred compensation plan	14,212	—	—	14,212
Derivative financial assets:
Interest rate swap contracts - commercial loans	—	33,669	—	33,669
Interest rate lock commitments - mortgage loans	—	—	81	81
Total Assets	$100,101	$935,439	$81	$1,035,621
LIABILITIES
Derivative financial liabilities:
Interest rate swap contracts - commercial loans	$—	$33,990	$—	$33,990
Interest rate swap contracts - cash flow hedge	—	2,024	—	2,024
Total Liabilities	$—	$36,014	$—	$36,014
(1)Collateralized mortgage obligations and residential mortgage backed securities consist primarily of securities guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$92,768	$—	$—	$92,768
Obligations of U.S. government corporations and agencies	—	15,071	—	15,071
Collateralized mortgage obligations of U.S. government corporations and agencies(1)	—	596,284	—	596,284
Residential mortgage-backed securities of U.S. government corporations and agencies(1)	—	33,207	—	33,207
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	224,798	—	224,798
Obligations of states and political subdivisions	—	24,287	—	24,287
Total Available-for-Sale Debt Securities	92,768	893,647	—	986,415
Equity securities	1,176	—	—	1,176
Total Securities Available for Sale	93,944	893,647	—	987,591
Securities held in a deferred compensation plan	10,876	—	—	10,876
Derivative financial assets:
Interest rate swap contracts - commercial loans	—	60,890	—	60,890
Total Assets	$104,820	$954,537	$—	$1,059,357
LIABILITIES
Derivative financial liabilities:
Interest rate swap contracts - commercial loans	$—	$61,271	$—	$61,271
Interest rate swap contracts - cash flow hedge	—	9,589	—	9,589
Total Liabilities	$—	$70,860	$—	$70,860
(1)Collateralized mortgage obligations and residential mortgage backed securities consist primarily of securities guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recorded at the lower of cost or fair value in our consolidated financial statements and are remeasured only when events or circumstances indicate impairment. There were no liabilities measured at fair value on a nonrecurring basis at both December 31, 2025 and December 31, 2024. There was $10.6 million Level 3 and $5.3 million Level 2 individually evaluated loans measured at fair value on a nonrecurring basis during the year ended December 31, 2025. During the year ended December 31, 2024, individually evaluated loans of $6.8 million were measured at fair value and classified as Level 3 on a nonrecurring basis.
Significant unobservable inputs used in the fair value measurements of Level 3 assets on a nonrecurring basis during the years ended December 31, 2025 and December 31, 2024 were as follows:

	2025	Valuation Technique	Significant Unobservable Inputs	Range(2)			Weighted Average
(dollars in thousands)
Loans individually evaluated	$10,641	Collateral based valuation	Collateral adjustments(1)	10.00%	-	10.00%	10.00%
(1)Represents discount adjustments to collateral values related to anticipated collection rates of accounts receivable based on management judgment.
(2)Represents the collateral adjustment of one loan

	2024	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average
(dollars in thousands)
Loans individually evaluated	$6,830	Appraisals of collateral	Appraisal adjustments(1)	20.00%	-	75.00%	63.06%
(1)Represents discount adjustments to appraised values related to market conditions and liquidation estimates based on management judgment.
Fair Value of Financial Instruments
The following tables present the carrying values and fair values of our financial instruments at the dates presented:

	Carrying Value(1)	Fair Value Measurements at December 31, 2025
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$163,436	$163,436	$163,436	$—	$—
Securities available for sale	987,659	987,659	85,889	901,770	—
Loans held for sale	1,010	1,010	—	1,010
Portfolio loans, net	7,978,779	7,807,824	—	—	7,807,824
Collateral receivable	2	2	2	—	—
Securities held in a deferred compensation plan	14,212	14,212	14,212	—	—
Mortgage servicing rights	5,034	8,034	—	—	8,034
Interest rate swap contracts - commercial loans	33,669	33,669	—	33,669	—
Interest rate lock commitments - mortgage loans	81	81	—	—	81
LIABILITIES
Deposits	$7,958,831	$7,956,632	$6,010,039	$1,946,593	$—
Collateral payable	26,964	26,964	26,964	—	—
Short-term borrowings	165,000	165,000	—	165,000	—
Long-term borrowings	50,815	50,856	—	50,856	—
Junior subordinated debt securities	49,478	49,478	—	49,478	—
Interest rate swap contracts - commercial loans	33,990	33,990	—	33,990	—
Interest rate swap contracts - cash flow hedge	2,024	2,024	—	2,024	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Value(1)	Fair Value Measurements at December 31, 2024
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$244,820	$244,820	$244,820	$—	$—
Securities available for sale	987,591	987,591	93,944	893,647	—
Portfolio loans, net	7,641,464	7,362,898	—	—	7,362,898
Collateral receivable	2,034	2,034	2,034	—	—
Securities held in a deferred compensation plan	10,876	10,876	10,876	—	—
Mortgage servicing rights	5,646	8,533	—	—	8,533
Interest rate swaps - commercial loans	60,890	60,890	—	60,890	—
LIABILITIES
Deposits	$7,783,117	$7,778,740	$5,916,154	$1,862,586	$—
Collateral payable	52,516	52,516	52,516	—	—
Short-term borrowings	150,000	150,000	—	150,000	—
Long-term borrowings	50,896	50,652	—	50,652	—
Junior subordinated debt securities	49,418	49,418	—	49,418	—
Interest rate swaps - commercial loans	61,271	61,271	—	61,271	—
Interest rate swaps - cash flow hedge	9,589	9,589	—	9,589	—
(1) As reported in the Consolidated Balance Sheets
NOTE 4. DIVIDEND AND LOAN RESTRICTIONS
S&T is a legal entity separate and distinct from its banking and other subsidiaries. A substantial portion of our revenues consist of dividend payments we receive from S&T Bank. There are limitations on the payment of dividends by S&T Bank to S&T, as well as by S&T to its shareholders. The payment of common dividends by S&T is subject to certain requirements and limitations of Pennsylvania law. S&T Bank, in turn, is subject to state laws and regulations that limit the amount of dividends it can pay to us. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve has indicated that banking organizations should generally pay dividends only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition and (iii) the organization will continue to meet minimum capital adequacy ratios. The policy also provides that a banking organization should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. Bank holding companies also are required to consult with the Federal Reserve before redeeming or repurchasing capital instruments when the bank holding company is experiencing financial weaknesses. Additionally, the Federal Reserve could prohibit or limit the payment of dividends by a bank holding company if it determines that payment of the dividend would constitute an unsafe or unsound practice.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. SECURITIES
The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	December 31, 2025	December 31, 2024
Debt securities	$986,277	$986,415
Equity securities	1,382	1,176
Total Securities Available for Sale	$987,659	$987,591
The following table presents the amortized cost and fair value of available-for-sale debt securities as of the dates presented:

	December 31, 2025				December 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$86,381	$110	$(1,984)	$84,507	$97,045	$—	$(4,277)	$92,768
Obligations of U.S. government corporations and agencies	—	—	—	—	15,260	—	(189)	15,071
Collateralized mortgage obligations of U.S. government corporations and agencies(2)	650,314	4,961	(31,012)	624,263	643,690	872	(48,278)	596,284
Residential mortgage-backed securities of U.S. government corporations and agencies(2)	35,994	7	(4,665)	31,336	40,109	3	(6,905)	33,207
Commercial mortgage-backed securities of U.S. government corporations and agencies	243,571	2,411	(4,720)	241,262	237,270	115	(12,587)	224,798
Obligations of states and political subdivisions	4,902	7	—	4,909	24,780	—	(493)	24,287
Total Available-for-Sale Debt Securities(1)	$1,021,162	$7,496	$(42,381)	$986,277	$1,058,154	$990	$(72,729)	$986,415
(1) Excludes interest receivable of $3.3 million at December 31, 2025 and $3.7 million at December 31, 2024. Interest receivable is included in other assets in the Consolidated Balance Sheets.
(2)Collateralized mortgage obligations and residential mortgage backed securities consist primarily of securities guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category as of the dates presented:

	December 31, 2025
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	7	$69,409	$(1,984)	7	$69,409	$(1,984)
Collateralized mortgage obligations of U.S. government corporations and agencies	4	34,993	(52)	55	299,732	(30,960)	59	334,725	(31,012)
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	15	31,171	(4,665)	15	31,171	(4,665)
Commercial mortgage-backed securities of U.S. government corporations and agencies	1	9,943	(29)	10	114,107	(4,691)	11	124,050	(4,720)
Total	5	$44,936	$(81)	87	$514,419	$(42,300)	92	$559,355	$(42,381)

	December 31, 2024
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	5	$45,045	$(362)	5	$47,723	$(3,915)	10	$92,768	$(4,277)
Obligations of U.S. government corporations and agencies	—	—	—	2	15,071	(189)	2	15,071	(189)
Collateralized mortgage obligations of U.S. government corporations and agencies	22	209,511	(3,393)	56	318,104	(44,885)	78	527,615	(48,278)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	8	—	21	33,030	(6,905)	22	33,038	(6,905)
Commercial mortgage-backed securities of U.S. government corporations and agencies	9	88,040	(1,741)	12	122,833	(10,846)	21	210,873	(12,587)
Obligations of states and political subdivisions	4	24,286	(493)	—	—	—	4	24,286	(493)
Total	41	$366,890	$(5,989)	96	$536,761	$(66,740)	137	$903,651	$(72,729)
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit impairment or other factors. We do not believe any individual unrealized loss as of December 31, 2025 represents a credit impairment. The unrealized losses on debt securities were attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security. At December 31, 2025, we do not intend to sell, and it is more likely than not that we will not be required to sell, the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated other comprehensive loss, for the periods presented:

	December 31, 2025			December 31, 2024
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Total unrealized gains (losses) on available-for-sale debt securities	$7,496	$(42,381)	$(34,885)	$990	$(72,729)	$(71,739)
Income tax (expense) benefit	(1,614)	9,123	7,509	(213)	15,644	15,431
Net Unrealized Losses, Net of Tax Included in Accumulated Other Comprehensive Loss	$5,882	$(33,258)	$(27,376)	$777	$(57,085)	$(56,308)
The amortized cost and fair value of available-for-sale debt securities at December 31, 2025 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2025
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies and obligations of states and political subdivisions
Due in one year or less	$30,027	$30,024
Due after one year through five years	61,256	59,392
Due after five years through ten years	—	—
Due after ten years	—	—
Available-for-Sale Debt Securities With Fixed Maturities	91,283	89,416
Debt Securities without a single maturity date
Collateralized mortgage obligations of U.S. government corporations and agencies	650,314	624,263
Residential mortgage-backed securities of U.S. government corporations and agencies	35,994	31,336
Commercial mortgage-backed securities of U.S. government corporations and agencies	243,571	241,262
Total Available-for-Sale Debt Securities	$1,021,162	$986,277
Debt securities are pledged in order to meet various regulatory and legal requirements. Restricted pledged securities had a carrying value of $38.3 million at December 31, 2025 and $27.8 million at December 31, 2024. Unrestricted pledged securities had a carrying value of $202.0 million at December 31, 2025 and $195.6 million at December 31, 2024. Any sales or changes to the pledged status of restricted pledged securities requires approval of the beneficiary. Approval is not required in order to sell or make changes to the pledged status for unrestricted pledged securities.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are presented net of unearned income. Unearned income consisted of net deferred loan fees and costs of $4.8 million at December 31, 2025 and $4.3 million at December 31, 2024 and a discount related to purchase accounting fair value adjustments of $2.0 million at December 31, 2025 and $2.5 million at December 31, 2024.
The following table summarizes the composition of our loan portfolio as of the dates presented:

(dollars in thousands)	December 31, 2025	December 31, 2024
Commercial real estate	$2,921,761	$2,708,531
Commercial and industrial	1,330,605	1,351,637
Commercial construction	365,377	341,266
Business banking	1,315,863	1,303,258
Consumer real estate	2,047,071	1,933,509
Other consumer	91,280	104,757
Total Portfolio Loans	$8,071,957	$7,742,958
Loans held for sale	1,010	—
Total Loans(1)	$8,072,967	$7,742,958
(1)Excludes interest receivable of $33.4 million at December 31, 2025 and $32.7 million at December 31, 2024. Interest receivable is included in other assets in the Consolidated Balance Sheets.
Modifications to Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost of loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented:

	Twelve Months Ended December 31, 2025
(dollars in thousands)	Term Extension	Payment Delays (Other Than Insignificant)	Term Extension and Interest Rate Reduction	Term Extension and Payment Delays	Total	% of Portfolio Segment
Commercial and industrial	$18,922	$—	$—	$13,450	$32,372	2.43%
Consumer real estate	577	—	—	—	577	0.03%
Total	$19,499	$—	$—	$13,450	$32,949	0.41%

	Twelve Months Ended December 31, 2024
(dollars in thousands)	Term Extension	Payment Delays (Other Than Insignificant)	Term Extension and Payment Delays	Term Extension and Interest Rate Reduction	Total	% of Portfolio Segment
Commercial real estate	$3,004	$—	$685	$—	$3,689	0.14%
Commercial and industrial	9,437	12,264	—	—	21,701	1.61%
Consumer real estate	493	—	—	—	493	0.03%
Total	$12,934	$12,264	$685	$—	$25,883	0.33%

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables describe the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Twelve Months Ended December 31, 2025
	Weighted-Average Term Extension (in months)	Weighted-Average Payment Delays (in months)	Weighted-Average Term Extension and Payment Delays (in months)
Commercial and industrial	15	—	5
Consumer real estate	188	—	—

	Twelve Months Ended December 31, 2024
	Weighted-Average Term Extension (in months)	Weighted-Average Payment Delays (in months)	Weighted-Average Term Extension (in months) and Payment Delays
Commercial real estate	1	—	22
Commercial and industrial	10	6	—
Consumer real estate	101	—	—
We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts.
The following tables present an aging analysis since the date of modification for loans to borrowers experiencing financial difficulty that were modified in the last 12 months as of the dates presented:

	December 31, 2025
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial and industrial	28,932	—	3,440	—	32,372
Consumer real estate	398	—	12	167	577
Total	$29,330	$—	$3,452	$167	$32,949

	December 31, 2024
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$3,689	$—	$—	$—	$3,689
Commercial and industrial	14,226	7,475	—	—	21,701
Consumer real estate	347	—	40	106	493
Total	$18,262	$7,475	$40	$106	$25,883
A payment default is defined as a loan having a payment past due 90 days or more. There were four payment defaults on previously modified loans to borrowers experiencing financial difficulty in the amount of $3.9 million during the twelve months ended December 31, 2025 of which $3.4 million are 60-89 days past due as of December 31, 2025 compared to one payment default for $0.1 million in the same periods in 2024. Additionally, we had nine commitments to lend an additional $1.8 million to borrowers experiencing financial difficulty that had a modification during the twelve months ended December 31, 2025 and five commitments to lend an additional $0.8 million to borrowers experiencing financial difficulty that had a modification during the same period in 2024.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of the aggregate amount of loans to certain officers and directors of S&T or any affiliates of such persons as of the dates presented:

	December 31,
(dollars in thousands)	2025	2024
Balance at beginning of year	$3,560	$4,183
New loans	646	1,484
Repayments or no longer considered a related party	(1,598)	(2,107)
Balance at End of Year	$2,608	$3,560
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
Commercial Construction—Loans made to finance construction of buildings or other structures, as well as to finance the acquisition and development of raw land for various purposes. While these loans are generally confined to the construction period, if there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the type of project and the experience and resources of the developer.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the dates presented:

	December 31, 2025
	Risk Rating by Year of Origination
(dollars in thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Pass	$480,967	$312,777	$322,165	$311,087	$328,936	$1,047,543	$42,300	$—	$2,845,775
Special mention	—	2,907	—	6,865	3,148	25,805	254	—	38,979
Substandard	—	—	3,883	1,700	11,642	19,782	—	—	37,007
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate	480,967	315,684	326,048	319,652	343,726	1,093,130	42,554	—	2,921,761
Year-to-date Gross Charge-offs	—	—	—	4,907	—	2,432	—	—	7,339

Commercial and Industrial
Pass	161,634	95,715	111,222	138,390	75,406	165,633	501,472	—	1,249,472
Special mention	—	350	2,423	1,394	3	13,611	8,179	—	25,960
Substandard	—	—	1,914	—	18,152	5,644	27,853	—	53,563
Doubtful	—	—	—	—	—	—	1,610	—	1,610
Total Commercial and Industrial	161,634	96,065	115,559	139,784	93,561	184,888	539,114	—	1,330,605
Year-to-date Gross Charge-offs	256	—	4,014	172	—	2,089	192	—	6,723

Commercial Construction
Pass	172,822	118,952	43,093	18,762	2,520	1,260	7,099	—	364,508
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	869	—	—	—	—	—	—	869
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	172,822	119,821	43,093	18,762	2,520	1,260	7,099	—	365,377
Year-to-date Gross Charge-offs	—	—	—	118	—	—	—	—	118

Business Banking
Pass	182,401	132,196	201,106	197,145	157,792	328,135	93,701	453	1,292,929
Special mention	—	394	—	427	137	2,871	4	161	3,994
Substandard	—	—	5,175	2,208	3,364	7,574	151	468	18,940
Doubtful	—	—	—	—	—	—	—	—	—
Total Business Banking	182,401	132,590	206,281	199,780	161,293	338,580	93,856	1,082	1,315,863
Year-to-date Gross Charge-offs	—	19	132	39	225	699	—	—	1,114

Consumer Real Estate
Pass	161,896	220,705	297,533	306,440	119,775	277,507	618,767	29,868	2,032,491
Special mention	—	—	—	—	—	84	—	—	84
Substandard	—	583	2,927	522	186	4,399	2,006	3,873	14,496
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	161,896	221,288	300,460	306,962	119,961	281,990	620,773	33,741	2,047,071
Year-to-date Gross Charge-offs	5	35	134	2	—	156	31	465	828

Other Consumer
Pass	7,016	5,253	3,919	3,869	1,090	984	59,304	9,640	91,075
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	13	—	10	143	—	39	205
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	7,016	5,253	3,932	3,869	1,100	1,127	59,304	9,679	91,280
Year-to-date Gross Charge-offs	1,027	35	36	73	30	58	1	693	1,953

Pass	1,166,736	885,598	979,038	975,693	685,519	1,821,062	1,322,643	39,961	7,876,250
Special mention	—	3,651	2,423	8,686	3,288	42,371	8,437	161	69,017
Substandard	—	1,452	13,912	4,430	33,354	37,542	30,010	4,380	125,080
Doubtful	—	—	—	—	—	—	1,610	—	1,610
Total Loan Balance	$1,166,736	$890,701	$995,373	$988,809	$722,161	$1,900,975	$1,362,700	$44,502	$8,071,957

Year-to-date Gross Charge-offs	$1,288	$89	$4,316	$5,311	$255	$5,434	$224	$1,158	$18,075

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the aging analysis of past due loans segregated by class of loans as of the dates presented:

	December 31, 2025
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,906,576	$—	$—	$15,185	$15,185	$2,921,761
Commercial and industrial	1,305,388	311	—	24,906	25,217	1,330,605
Commercial construction	364,508	—	—	869	869	365,377
Business banking	1,308,368	999	2,920	3,576	7,495	1,315,863
Consumer real estate	2,028,472	3,281	4,454	10,864	18,599	2,047,071
Other consumer	90,503	604	15	158	777	91,280
Total	$8,003,815	$5,195	$7,389	$55,558	$68,142	$8,071,957

	December 31, 2024
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,705,303	$—	$—	$3,228	$3,228	$2,708,531
Commercial and industrial	1,338,053	415	1,996	11,173	13,584	1,351,637
Commercial construction	340,230	—	1,036	—	1,036	341,266
Business banking	1,297,651	2,336	283	2,988	5,607	1,303,258
Consumer real estate	1,918,150	2,464	2,577	10,318	15,359	1,933,509
Other consumer	104,156	216	155	230	601	104,757
Total	$7,703,543	$5,431	$6,047	$27,937	$39,415	$7,742,958
The following tables present loans on nonaccrual status by class of loan for the year-to-date periods presented:

	December 31, 2025
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$3,228	$15,185	$14,936	$123
Commercial and industrial	11,173	24,906	12,585	202
Commercial construction	—	869	—	581
Business banking	2,988	3,576	—	198
Consumer real estate	10,318	10,864	—	592
Other consumer	230	158	—	3
Total	$27,937	$55,558	$27,521	$1,699
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

	December 31, 2024
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$6,320	$3,228	$984	$116
Commercial and industrial	878	11,173	311	85
Commercial construction	4,960	—	—	700
Business banking	4,147	2,988	—	93
Consumer real estate	6,312	10,318	—	392
Other consumer	330	230	—	3
Total	$22,947	$27,937	$1,295	$1,389
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loans that are individually evaluated and collateral-dependent as of the dates presented:

	December 31, 2025
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets
Commercial real estate	$14,936	$—
Commercial and industrial	—	24,835
Total	$14,936	$24,835

	December 31, 2024
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets
Commercial real estate	$2,028	$—
Commercial and industrial	—	9,937
Total	$2,028	$9,937
The following tables present activity in the ACL for the periods presented:

	Twelve Months Ended December 31, 2025
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$30,254	$37,084	$4,893	$10,681	$15,776	$2,806	$101,494
Provision for credit losses on loans(1)	6,306	(2,902)	(384)	1,618	719	825	6,182
Charge-offs	(7,339)	(6,723)	(118)	(1,114)	(828)	(1,953)	(18,075)
Recoveries	136	1,683	9	150	630	969	3,577
Net (Charge-offs) Recoveries	(7,203)	(5,040)	(109)	(964)	(198)	(984)	(14,498)
Balance at End of Period	$29,357	$29,142	$4,400	$11,335	$16,297	$2,647	$93,178
(1) Excludes the provision for credits losses for unfunded commitments.

	Twelve Months Ended December 31, 2024
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$37,886	$34,538	$5,382	$12,858	$14,663	$2,639	$107,966
Provision for credit losses on loans(1)	(4,295)	3,939	(489)	(627)	2,184	1,097	1,809
Charge-offs	(5,205)	(2,436)	—	(1,745)	(1,348)	(1,454)	(12,188)
Recoveries	1,868	1,043	—	195	277	524	3,907
Net Charge-offs	(3,337)	(1,393)	—	(1,550)	(1,071)	(930)	(8,281)
Balance at End of Period	$30,254	$37,084	$4,893	$10,681	$15,776	$2,806	$101,494
(1) Excludes the provision for credits losses for unfunded commitments.
NOTE 7. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES
We have 41 lease contracts, including 39 operating leases and 2 finance leases at December 31, 2025. These leases are for our branch, loan production and support services facilities. We had one lease with an S&T director for approximately $0.2 million which was included in lease expense in 2024 and 2023.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents our lease expense for operating and finance leases for the years ended December 31:

(dollars in thousands)	2025	2024	2023
Operating lease expense	$5,083	$5,126	$5,199
Amortization of ROU assets - finance leases	90	90	90
Interest on lease liabilities - finance leases	51	56	60
Total Lease Expense	$5,224	$5,272	$5,349
The following table presents our ROU assets, weighted average term and the discount rates for operating and finance leases as of December 31:

(dollars in thousands)	2025	2024
Operating Leases
ROU assets	$38,075	$40,331
Operating cash flows	$7,092	$7,253
Finance Leases
ROU assets	$605	$695
Operating cash flows	$51	$56
Financing cash flows	$81	$75
Weighted Average Lease Term - Years
Operating leases	16.7	17.2
Finance leases	11.0	11.4
Weighted Average Discount Rate
Operating leases	6.19%	5.99%
Finance leases	6.05%	6.03%
The following table presents the maturity analysis of lease liabilities for operating and finance leases as of December 31, 2025:

(dollars in thousands)	Operating	Finance	Total
Maturity Analysis
2026	$4,874	$133	$5,007
2027	4,552	135	4,687
2028	4,519	130	4,649
2029	4,526	61	4,587
2030	4,467	62	4,529
Thereafter	52,577	625	53,202
Total	75,515	1,146	76,661
Less: Present value discount	(30,677)	(329)	(31,006)
Lease Liabilities	$44,838	$817	$45,655
NOTE 8. PREMISES AND EQUIPMENT
The following table is a summary of premises and equipment as of the dates presented:

	December 31,
(dollars in thousands)	2025	2024
Land	$8,651	$8,651
Premises	62,599	62,140
Furniture and equipment	57,610	54,468
Leasehold improvements	12,904	12,555
	141,764	137,814
Accumulated depreciation	(97,909)	(92,781)
Total	$43,855	$45,033

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Depreciation expense related to premises and equipment was $5.9 million in 2025, $6.7 million in 2024 and $6.5 million in 2023.
NOTE 9. GOODWILL AND OTHER INTANGIBLES
The following table presents goodwill as of the dates presented:

	December 31,
(dollars in thousands)	2025	2024
Balance at beginning of year	$373,424	$373,424
Additions	—	—
Balance at End of Year	$373,424	$373,424
Goodwill is reviewed for impairment annually or more frequently if it is determined that a triggering event has occurred. We performed a qualitative assessment for our annual impairment analysis as of October 1, 2025 and concluded that it is not more likely than not that fair value is less than carrying value. Based on this conclusion, a quantitative impairment test was not performed and we concluded that goodwill was not impaired. No events or circumstances since the October 1, 2025 annual impairment test were noted that would indicate goodwill was impaired at December 31, 2025.
The following table presents a summary of intangible assets as of the dates presented:

	December 31,
(dollars in thousands)	2025	2024
Gross carrying amount at beginning of year	$31,340	$31,340
Additions	—	—
Accumulated amortization	(29,089)	(28,285)
Balance at End of Year	$2,251	$3,055

Intangible assets relate to core deposit and wealth management customer relationships resulting from acquisitions. We determined the amount of identifiable intangible assets for our core deposits based upon an independent valuation. Other intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. There were no triggering events requiring an impairment analysis to be completed in 2025.
Amortization expense on finite-lived intangible assets totaled $0.8 million, $1.0 million and $1.3 million for 2025, 2024 and 2023.
The following is a summary of the expected amortization expense for finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2025 and thereafter:

(dollars in thousands)	Amount
2026	$711
2027	603
2028	521
2029	413
2030	3
Thereafter	—
Total	$2,251

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivatives Designated as Hedging Instruments
The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivative Assets (Included in Other Assets)				Derivative Liabilities (Included in Other Liabilities)
	December 31, 2025		December 31, 2024		December 31, 2025		December 31, 2024
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts - cash flow hedges	$—	$—	$—	$—	$350,000	$2,024	$500,000	$9,589
Total Derivatives Designated as Hedging Instruments	—	—	—	—	350,000	2,024	500,000	9,589

Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	746,445	33,669	850,104	60,890	746,445	33,990	850,104	61,271
Interest rate lock commitments - mortgage loans	3,218	81	—	—	—	—	—	—
Total Derivatives Not Designated as Hedging Instruments	749,663	33,750	850,104	60,890	746,445	33,990	850,104	61,271
Total Derivatives	$749,663	$33,750	$850,104	$60,890	$1,096,445	$36,014	$1,350,104	$70,860

The following table indicates the gross amounts of interest rate swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivative Assets (Included in Other Assets)		Derivative Liabilities (Included in Other Liabilities)
(dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Gross amounts recognized	$33,669	$60,890	$36,014	$70,860
Gross amounts offset	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	33,669	60,890	36,014	70,860
Netting adjustments(1)	(2,024)	(8,317)	(2,024)	(8,317)
Cash collateral(2)	(26,964)	(52,516)	2	(2,034)
Net Amount	$4,681	$57	$33,992	$60,509
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect, net of tax, of the cash flow hedges on OCI and on the Consolidated Statements of Comprehensive Income for the periods presented:

	Amount of Gain Recognized in Other Comprehensive Income		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Income
(dollars in thousands)	Twelve months ended December 31, 2025	Twelve months ended December 31, 2024	Twelve months ended December 31, 2025	Twelve months ended December 31, 2024
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedges	$5,938	$4,076	$(5,626)	$(10,607)
Total	$5,938	$4,076	$(5,626)	$(10,607)
Amounts reported in OCI related to derivatives that are designated as hedging instruments are reclassified to interest income as interest payments are received on variable rate assets. We estimate that an additional $1.9 million will be reclassified as a decrease to interest income in the next 12 months. Our current interest rate swap agreements have three to five year terms with maturity dates extending into 2027.
The following table indicates the gain recognized in income on derivatives not designated as hedging instruments for the periods presented:

	Twelve Months Ended December 31,
(dollars in thousands)	2025	2024	2023
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$219	$154	$(554)
Interest rate lock commitments—mortgage loans	81	—	(5)
Forward sale contracts—mortgage loans	—	—	(2)
Total Derivatives Gain (Loss)	$300	$154	$(561)
NOTE 11. MORTGAGE SERVICING RIGHTS
We sold 1-4 family mortgage loans to Fannie Mae totaling of $3.6 million, $2.8 million and $0.2 million for the years ended December 31, 2025, 2024 and 2023. Our servicing portfolio unpaid principal balance was $591.6 million, $648.9 million and $707.8 million at December 31, 2025, 2024 and 2023.
The following table indicates MSRs and the net carrying values:

(dollars in thousands)	Servicing Rights	Valuation Allowance	Net Carrying Value
Balance at December 2023	$6,345	$—	$6,345
Additions	27	—	27
Amortization	(726)	—	(726)
Balance at December 2024	$5,646	$—	$5,646
Additions	36	—	36
Amortization	(648)	—	(648)
Balance at December 31, 2025	$5,034	$—	$5,034
NOTE 12. TAX CREDIT EQUITY INVESTMENTS
We invest in LIHTC and historic tax credit, or HTC, partnerships as part of our responsibilities under the Community Reinvestment Act and due to their favorable federal income tax benefits. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. No impairment losses were recognized for the twelve months ended December 31, 2025 and 2024.
The following table presents the balances included in the Consolidated Balance Sheets as of the dates presented:

(dollars in thousands)	December 31, 2025	December 31, 2024
Tax credit equity investment	$35,782	$40,577
Unfunded commitments	3,514	5,887

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the amortization expense and tax credits included in income tax expense in the Consolidated Statements of Net Income for the periods presented:

	Twelve Months Ended December 31,
(dollars in thousands)	2025	2024
Tax credits and other tax benefits recognized	$5,827	$4,600
Amortization	4,795	4,262
Net benefit included in income tax expense	$1,032	$338
Prior to the adoption of ASU 2023-02 on January 1, 2024, the cost method was used to account for our investments in tax credit equity investments. Amortization expense of $2.0 million was included in other expense and tax credits of $2.6 million was recognized as a reduction to income tax expense in our Consolidated Statements of Net Income for the twelve months ended December 31, 2023.
NOTE 13. DEPOSITS
The following table presents the composition of deposits at December 31 and interest expense for the years ended December 31:

	2025		2024		2023
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$2,160,645	$—	$2,185,242	$—	$2,221,942	$—
Interest-bearing demand	790,278	7,520	812,768	8,837	825,787	6,056
Money market	2,196,998	64,460	2,040,285	64,666	1,941,842	39,480
Savings	862,118	6,014	877,859	6,273	950,546	4,352
Certificates of deposit	1,948,792	76,576	1,866,963	79,635	1,581,652	42,948
Total	$7,958,831	$154,570	$7,783,117	$159,411	$7,521,769	$92,836
The aggregate of all certificates of deposits over $250,000 was $584.0 million at December 31, 2025 and $479.2 million at December 31, 2024.
The following table indicates the scheduled maturities of certificates of deposit at December 31, 2025:

(dollars in thousands)	Amount
2026	$1,732,058
2027	171,001
2028	14,716
2029	7,204
2030	20,728
Thereafter	3,085
Total	$1,948,792
NOTE 14. SHORT TERM BORROWINGS

Short-term borrowings are for terms under or equal to one year and are comprised of FHLB advances. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans.
The following table presents the composition of short-term borrowings, the weighted average interest rate as of December 31, 2025 and interest expense for the years ended December 31:

	2025			2024			2023
(dollars in thousands)	Balance	Weighted Average Interest Rate	Interest Expense	Balance	Weighted Average Interest Rate	Interest Expense (1)	Balance	Weighted Average Interest Rate	Interest Expense (1)
FHLB advances	$165,000	3.93%	$5,048	$150,000	4.60%	$13,206	$415,000	5.65%	$27,234
Total Short-term Borrowings	$165,000	3.93%	$5,048	$150,000	4.60%	$13,206	$415,000	5.65%	$27,234
(1) Includes interest expense on advances from the Federal Reserve Bank Term Funding Program which ceased making new fundings in March 2024.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. LONG TERM BORROWINGS AND SUBORDINATED DEBT
Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances and finance leases. Long-term FHLB advances are secured by the same type of loans as short-term FHLB advances. Total loans pledged as collateral at the FHLB were $3.0 billion at December 31, 2025. We were eligible to borrow up to an additional $1.8 billion based on qualifying collateral and up to a maximum borrowing capacity of $2.1 billion at December 31, 2025.
The following table represents the balance of long-term borrowings, the weighted average interest rate as of December 31 and interest expense for the years ended December 31:

(dollars in thousand)	2025	2024	2023
Long-term borrowings	$50,815	$50,896	$39,277
Weighted average interest rate	3.75%	3.75%	4.52%
Interest expense	$1,932	$1,964	$1,332
Scheduled annual maturities and average interest rates for all of our long-term debt for each of the five years subsequent to December 31, 2025 and thereafter are as follows:

(dollars in thousands)	Balance	Average Rate
2026	$50,087	3.71%
2027	93	6.02%
2028	94	6.05%
2029	28	6.08%
2030	32	6.08%
Thereafter	481	5.86%
Total	$50,815	3.75%
Junior Subordinated Debt Securities
The following table represents the composition of junior subordinated debt securities at December 31 and the interest expense for the years ended December 31:

	2025		2024		2023
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Junior subordinated debt	$25,000	$1,543	$25,000	$1,796	$25,000	$1,738
Junior subordinated debt—trust preferred securities	24,478	1,939	24,418	2,180	24,358	2,372
Total	$49,478	$3,482	$49,418	$3,976	$49,358	$4,110
The following table summarizes the key terms of our junior subordinated debt securities:

(dollars in thousands)	2005 Trust Preferred Securities	2006 Junior Subordinated Debt	2008 Trust Preferred Securities
Junior Subordinated Debt	$—	$25,000	$—
Trust Preferred Securities	$4,124	—	$20,619
Stated Maturity Date	5/23/2035	12/15/2036	3/15/2038
Optional redemption date at par	Any time after 5/23/2010	Any time after 9/15/2011	Any time after 3/15/2013
Regulatory Capital	Tier 1	Tier 2	Tier 1
Interest Rate	3 Month CME Term SOFR plus 203 bps	3 month CME Term SOFR plus 186 bps	3 month CME Term SOFR plus 376 bps
Interest Rate at December 31, 2025	5.91%	5.58%	7.48%
We own 100 percent of the common equity of STBA Capital Trust I and DNB Capital Trust II, or the Trusts. DNB Capital Trust II was acquired with the DNB merger. The Trusts were formed to issue mandatorily redeemable capital securities to third-party investors. The proceeds from the sale of the securities and the issuance of the common equity by the Trusts were invested in junior subordinated debt securities issued by us. The third-party investors are considered the primary beneficiaries of the Trusts; therefore, the Trusts qualify as VIEs, but are not consolidated into our financial statements. The Trusts pay dividends on the securities at the same rate as the interest paid by us on the junior subordinated debt held by the Trusts.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	December 31, 2025	December 31, 2024
Commitments to extend credit	$2,644,139	$2,382,847
Standby letters of credit	67,452	69,558
Total	$2,711,591	$2,452,405
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
NOTE 17. REVENUE FROM CONTRACTS WITH CUSTOMERS
The information presented in the following table presents the point of revenue recognition for revenue from contracts with customers. Other revenue streams are excluded such as: interest income, partnership investment income, net securities gains and losses, insurance, mortgage banking and other revenues that are accounted for under other GAAP.

		Years ended December 31,
(dollars in thousands)		2025	2024	2023
Revenue Streams(1)	Point of Revenue Recognition
Service charges on deposit accounts	Over a period of time	$1,637	$1,667	$1,659
	At a point in time	14,796	14,606	14,534
		$16,433	$16,273	$16,193

Debit and credit card	Over a period of time	$1,520	$1,461	$1,288
	At a point in time	16,783	16,802	16,960
		$18,303	$18,263	$18,248

Wealth management	Over a period of time	$5,226	$6,550	$7,969
	At a point in time	7,221	5,709	4,217
		$12,447	$12,259	$12,186

Other fee revenue(2)	At a point in time	$1,170	$1,324	$1,310
(1) Refer to Note 1. Summary of Significant Accounting Policies for the types of revenue streams that are included within each category.
(2) Other non-interest income not included above is primarily comprised of the unrealized gain on equity securities and partnership investment income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18. INCOME TAXES
The following table presents the composition of income tax expense (benefit) for the years ended December 31:

(dollars in thousands)	2025	2024	2023
Federal
Current	$32,403	$32,536	$33,070
Deferred	185	(31)	459
Total Federal	32,588	32,505	33,529
State and Local
Current	1,132	1,313	352
Deferred	(10)	(265)	142
Total State and Local	1,122	1,048	494
Total Federal and State(1)	$33,710	$33,553	$34,023
[1]With the adoption of PAM on January 1, 2024, the amortization related to LIHTC and HTC equity investments is recognized in income tax expense in the Consolidated Statements of Net Income in 2025 and 2024 and other noninterest expense in 2023.
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
ASU 2023-09 was adopted effective January 1, 2025. This ASU requires enhanced disclosures and disaggregation of the effective tax rate. This ASU was adopted on a prospective basis, therefore prior period disclosures have not been adjusted. The following tables present a reconciliation of the statutory tax rate to the effective tax rate under the applicable disclosure guidance for the years ended December 31:

(dollars in thousands)	2025
U.S. Federal Statutory Tax Rate	$35,267	21.0%
State and Local Tax, net of federal income tax effect(1)	829	0.5%
Tax Credits
Low income housing and historic tax credits(2)	(1,032)	(0.6)%
Nontaxable or Nondeductible Items
Tax-exempt interest, net	(1,295)	(0.8)%
Bank owned life insurance	(451)	(0.3)%
Changes in Unrecognized Tax Benefits	58	—%
Other Adjustments
Other	334	0.2%
Effective Tax Rate	$33,710	20.1%
(1) State taxes in Maryland and New York made up the majority (greater than 50 percent) of the tax effect in this category.
(2) Includes tax credits net of amortization and other tax benefits.

	2024	2023
Statutory tax rate	21.0%	21.0%
Tax-exempt interest, net	(0.8)%	(0.8)%
Low income housing tax credits, net(1)	(0.2)%	(1.5)%
Bank owned life insurance	(0.3)%	(0.2)%
Other	0.7%	0.5%
Effective Tax Rate(1)	20.4%	19.0%
[1] With the adoption of PAM on January 1, 2024, the amortization related to LIHTC and HTC equity investments is recognized in income tax expense in the Consolidated Statements of Net Income in 2024 and other noninterest expense in 2023.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents significant components of our temporary differences as of the dates presented:

	December 31,
(dollars in thousands)	2025	2024
Deferred Tax Assets:
Allowance for credit losses and other reserves	$21,455	$22,953
Net unrealized holding losses on securities available-for-sale	7,509	15,431
Lease liabilities	9,824	10,271
State net operating loss carryforwards	4,105	3,782
Net unrealized losses on interest rate swaps	436	2,063
Cumulative adjustment to funded status of pension	3,495	3,606
Other employee benefits	5,450	4,688
Depreciation on premises and equipment	64	5
Capital loss carryforward	1,125	1,300
Other	1,225	1,243
Deferred Tax Assets	54,688	65,342
Less: Valuation allowance	(4,105)	(3,782)
Total Deferred Tax Assets	50,583	61,560
Deferred Tax Liabilities:
Right-of-use lease assets	(8,323)	(8,825)
Deferred loan income, net	(5,132)	(5,216)
Prepaid pension	(2,780)	(3,131)
Purchase accounting adjustments	(1,477)	(1,650)
Mortgage servicing rights	(122)	(61)
Partnership investments	(354)	(491)
Other	(157)	(113)
Total Deferred Tax liabilities	(18,345)	(19,487)
Net Deferred Tax Asset	$32,238	$42,073
We establish a valuation allowance when it is more likely than not that we will not be able to realize the benefit of the deferred tax assets. The valuation allowance is reviewed quarterly and adjusted based on management’s assessment of realizable deferred tax assets. Management believes it is more likely than not that our deferred tax assets will be realized in future periods, except for the Pennsylvania net operating losses, or NOLs. Gross deferred tax assets were reduced by a valuation allowance of $4.1 million in 2025 compared to $3.8 million in 2024 related to Pennsylvania income tax NOLs. The Pennsylvania NOL carryforwards total $82.3 million and will expire in the years 2026-2045.
Unrecognized Tax Benefits
The following table reconciles the change in Federal and State gross unrecognized tax benefits, or UTB, for the years ended December 31:

(dollars in thousands)	2025	2024	2023
Balance at beginning of year	$2,086	$1,940	$1,648
Prior period tax positions	33	146	(434)
Current period tax positions	—	—	726
Balance at End of Year	$2,119	$2,086	$1,940
Amount That Would Affect the Effective Tax Rate if Recognized	$1,674	$1,648	$1,551

As of December 31, 2025, we had $2.1 million of unrecognized gross tax benefits. Gross tax benefits do not reflect the federal tax effect associated with state income tax amounts. The total amount of the net unrecognized tax benefits at December 31, 2025 that would have affected the effective tax rate, if recognized, was $1.7 million.
S&T and its subsidiaries are subject to income tax by U.S. federal and various state and local taxing jurisdictions. As of December 31, 2025, all income tax returns filed for the tax years 2022 - 2024 remain subject to examination by the respective taxing authorities.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in the components of Accumulated Other Comprehensive Income (Loss) for the periods presented:

(dollars in thousands)	Available-for-Sale Debt Securities	Interest Rate Swaps	Employee Benefit Plans	Total
Balance at December 31, 2023	$(64,553)	$(11,602)	$(14,746)	$(90,901)
Net Change	8,245	4,076	1,588	13,909
Balance at December 31, 2024	$(56,308)	$(7,526)	$(13,158)	$(76,992)
Net Change	28,932	5,938	415	35,285
Balance at December 31, 2025	$(27,376)	$(1,588)	$(12,743)	$(41,707)
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
The following table summarizes the activity in the benefit obligation and Plan assets deriving the funded status:

(dollars in thousands)	2025	2024
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$64,917	$73,187
Interest cost	3,503	3,437
Actuarial gain/(loss)	2,284	(4,101)
Benefits paid	(5,894)	(7,606)
Projected Benefit Obligation at End of Year	$64,810	$64,917
Change in Plan Assets
Fair value of plan assets at beginning of year	$63,906	$71,574
Actual gain/(loss) on plan assets	4,725	(62)
Benefits paid	(5,894)	(7,606)
Fair Value of Plan Assets at End of Year	$62,737	$63,906
Funded Status	$(2,073)	$(1,011)
The following table sets forth the amounts recognized in accumulated OCI at December 31:

(dollars in thousands)	2025	2024
Net actuarial loss	$16,650	$17,247
Total (Before Tax Effects)	$16,650	$17,247

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Below are the actuarial weighted average assumptions used in determining the benefit obligation:

	2025	2024
Discount rate	5.30%	5.58%
The following table summarizes the components of net periodic pension cost and other changes in Plan assets and benefit obligations recognized in other comprehensive loss for the years ended December 31:

(dollars in thousands)	2025	2024	2023
Components of Net Periodic Pension Cost
Interest cost on projected benefit obligation	$3,503	$3,437	$3,812
Expected return on plan assets	(3,460)	(3,535)	(3,932)
Recognized net actuarial loss	1,616	1,386	1,725
Net Periodic Pension Expense	$1,659	$1,288	$1,605
Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income (Loss)
Net actuarial loss (gain)	$1,019	$(504)	$1,453
Recognized net actuarial loss	(1,616)	(1,386)	(1,725)
Total Changes in Plan Assets and Benefit Obligation (Before Tax Effects)	$(597)	$(1,890)	$(272)
Total Recognized in Net Benefit Cost and Other Comprehensive Income (Before Tax Effects)	$1,062	$(602)	$1,333
The following table summarizes the actuarial weighted average assumptions used in determining net periodic pension cost:

	2025	2024	2023
Discount rate	5.58%	5.03%	5.41%
Expected return on assets	5.71%	5.18%	5.72%
We consider many factors when setting the assumed rate of return on Plan assets. As a general guideline the assumed rate of return is equal to the weighted average of the expected returns for each asset category and is estimated based on historical returns as well as expected future returns. The weighted average discount rate is derived from corporate yield curves.
S&T Bank’s Retirement Plan Committee determines the investment policy for the Plan. In general, the targeted investment allocation is 5 percent to 15 percent return seeking and 85 percent to 95 percent liability hedging. A strategic allocation within each investment allocation is based on the Plan’s duration, time horizon, risk tolerances, performance expectations and preferences. Investment managers have discretion to invest in any equity or fixed-income asset class, subject to the securities guidelines of the Plan’s Investment Policy Statement. At this time, S&T Bank is not required to make a cash contribution to the Plan in 2026.
The following table provides information regarding estimated future benefit payments to be paid in each of the next five years and in the aggregate for the five years thereafter:

(dollars in thousands)	Amount
2026	$5,875
2027	5,860
2028	5,689
2029	5,851
2030	5,542
2031-2035	25,023
We maintain a Thrift Plan, a qualified defined contribution plan, in which substantially all employees are eligible to participate. We make matching contributions to the Thrift Plan up to 3.5 percent of participants’ eligible compensation and may make additional profit-sharing contributions as provided by the Thrift Plan. Expense related to these contributions amounted to $3.0 million in 2025, $2.9 million in 2024 and $2.7 million in 2023.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements
The following tables present our retirement plan assets measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2025 and 2024. During the years ended December 31, 2025 and 2024, there were no transfers between Level 1 and Level 2 for items of a recurring basis. There were no purchases or transfers of Level 3 plan assets in 2025 or 2024.

	December 31, 2025
	Fair Value Asset Classes(1)
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(2)	$363	$—	$—	$363
Fixed income(3)	55,948	—	—	55,948
Equity mutual funds(4)	6,426	—	—	6,426
Total Assets at Fair Value	$62,737	$—	$—	$62,737
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
NOTE 21. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN
The 2021 Incentive Plan provides for cash performance awards and for granting incentive stock options, nonstatutory stock options, restricted stock, restricted stock units and appreciation rights. The 2021 plan replaced and superseded the S&T Bancorp, Inc. 2014 Incentive Plan. No new awards will be granted under the 2014 plan. A maximum of 1,000,000 shares of our common stock were available for awards granted under the 2021 Incentive Plan and the plan expires ten years from the date of board approval which occurred in May of 2021. Previously granted but forfeited shares are added to the shares available for issuance.
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
The following table provides information about restricted stock units granted for the periods presented:

		December 31,
	Vesting Period	2025	2024	2023
2021 Stock Plan
Directors	One year	12,422	15,601	17,145
Other Awards	Three years	171,409	150,110	145,532
Total Restricted Stock Grants		183,831	165,711	162,677
Common stock is issued as vesting restrictions lapse which varies according to the terms of the vesting schedules in the award agreements. The vesting of time based awards is generally 1 to 3 years. The vesting of performance-based awards is based on S&T's achievement of relative return on average equity and total shareholder return, over a 3 year performance period compared to a peer group as defined in the award agreements. Restricted stock grants are forfeited if a grantee leaves S&T before the end of the vesting period except where accelerated vesting provisions are defined within the award agreements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2025, 2024 and 2023, we recognized compensation expense of $5.3 million, $4.6 million and $3.9 million and realized a tax benefit of $1.1 million, $1.0 million and $0.8 million related to restricted stock grants.
    The following table provides information about restricted stock granted under the plans for the years ended December 31:

(dollars in thousands), except per share data	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	315,710	$27.75
Granted	165,711	32.59
Vested	95,589	30.77
Forfeited	34,368	31.47
Non-vested at December 31, 2024	351,464	$31.41
Granted	183,831	35.38
Vested	136,790	30.12
Forfeited	11,915	33.82
Non-vested at December 31, 2025	386,590	$34.01
The maximum number of shares that can be issued if performance is achieved at the maximum level is approximately 555,000 shares at December 31, 2025. As of December 31, 2025, there was $4.9 million of total unrecognized compensation cost related to restricted stock that will be recognized as compensation expense over a weighted average period of 1.79 years.
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
NOTE 22. PARENT COMPANY CONDENSED FINANCIAL INFORMATION
The following condensed financial statements summarize the financial position of S&T Bancorp, Inc. as of December 31, 2025 and 2024 and the results of its operations and cash flows for each of the three years ended December 31, 2025, 2024 and 2023.
BALANCE SHEETS

	December 31,
(dollars in thousands)	2025	2024
ASSETS
Cash	$11,962	$39,304
Investments in:
Bank subsidiary	1,461,635	1,352,177
Nonbank subsidiaries	4,462	4,169
Other assets	11,329	9,666
Total Assets	$1,489,388	$1,405,316
LIABILITIES
Long-term debt	$24,572	$24,515
Other liabilities	939	507
Total Liabilities	25,511	25,022
Total Shareholders’ Equity	1,463,877	1,380,294
Total Liabilities and Shareholders’ Equity	$1,489,388	$1,405,316

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
STATEMENTS OF NET INCOME

	Years ended December 31,
(dollars in thousands)	2025	2024	2023
Dividends from subsidiaries	$65,536	$66,775	$86,950
Total Income	65,536	66,775	86,950
Interest expense on long-term debt	1,939	2,180	2,372
Other expenses	5,382	4,973	4,764
Total expense	7,321	7,153	7,136
Income before income tax and undistributed net income of subsidiaries	58,215	59,622	79,814
Income tax benefit	(1,550)	(1,309)	(1,478)
Income before undistributed net income of subsidiaries	59,765	60,931	81,292
Equity in undistributed net income of:
Bank subsidiary	74,172	70,823	63,337
Nonbank subsidiaries	293	(489)	152
Net Income	$134,230	$131,265	$144,781
STATEMENTS OF CASH FLOWS

	Years ended December 31,
(dollars in thousands)	2025	2024	2023
OPERATING ACTIVITIES
Net Income	$134,230	$131,265	$144,781
Equity in undistributed earnings of subsidiaries	(74,466)	(70,334)	(63,489)
Other	3,726	9,484	1,402
Net Cash Provided by Operating Activities	63,490	70,415	82,694
FINANCING ACTIVITIES
Repayment of long term debt	—	—	(5,464)
Repurchase of shares for taxes on restricted stock	(1,672)	(870)	(798)
Repurchase of common stock	(36,273)	—	(19,808)
Cash dividends paid to common shareholders	(52,887)	(50,974)	(49,708)
Net Cash Used in Financing Activities	(90,832)	(51,844)	(75,778)
Net (decrease) increase in cash	(27,342)	18,571	6,916
Cash at beginning of year	39,304	20,733	13,817
Cash at End of Year	$11,962	$39,304	$20,733
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
Under the applicable capital rules, S&T and S&T Bank are subject to the following risk-based capital ratios: a common equity tier 1, or “CET1”, risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total capital ratio which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, retained earnings, and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities, if applicable. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, certain trust preferred securities, other preferred stock and certain hybrid capital instruments, and a limited amount of loan loss reserves up to a maximum of 1.25 percent of risk-weighted assets, subject to certain eligibility criteria.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The capital rules require a minimum CET1 risk-based capital ratio of 4.5 percent, a minimum overall Tier 1 risk based capital ratio of 6.0 percent, and a total risk-based capital ratio of 8.0 percent. In addition, the capital rules require a capital conservation buffer of 2.5 percent above each of the minimum capital ratio requirements (CET1, Tier 1, and total risk-based capital), which must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without automatic restrictions. The capital conservation buffer is 2.50 percent, so a banking organization needs to maintain a CET1 capital ratio of at least 7 percent, a total Tier 1 capital ratio of at least 8.5 percent and a total risk-based capital ratio of at least 10.5 percent or it would be subject to restrictions on capital distributions and discretionary bonus payments to its executive management.
The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average total assets, less goodwill and other disallowed intangible assets. The required minimum leverage ratio for all banks and bank holding companies is 4 percent.
To be well-capitalized, we must maintain the following capital ratios:
•CET1 risk-based capital ratio of 6.5 percent or greater;
•Tier 1 risk-based capital ratio of 8.0 percent or greater;
•Total risk-based capital ratio of 10.0 percent or greater; and
•Tier 1 leverage ratio of 5.0 percent or greater.
The following table summarizes risk-based capital amounts and ratios for S&T and S&T Bank:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025
Leverage Ratio
S&T	$1,154,736	12.18%	$379,316	4.00%	$474,146	5.00%
S&T Bank	1,128,495	11.91%	379,139	4.00%	473,923	5.00%
Common Equity Tier 1 ratio
S&T	1,130,736	14.32%	355,419	4.50%	513,383	6.50%
S&T Bank	1,128,495	14.30%	355,206	4.50%	513,076	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	1,154,736	14.62%	473,892	6.00%	631,856	8.00%
S&T Bank	1,128,495	14.30%	473,608	6.00%	631,478	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	1,278,474	16.19%	631,856	8.00%	789,821	10.00%
S&T Bank	1,252,175	15.86%	631,478	8.00%	789,347	10.00%
As of December 31, 2024
Leverage Ratio
S&T	$1,112,126	11.98%	$371,211	4.00%	$464,014	5.00%
S&T Bank	1,060,010	11.43%	371,002	4.00%	463,752	5.00%
Common Equity Tier 1 ratio
S&T	1,088,126	14.58%	335,888	4.50%	485,172	6.50%
S&T Bank	1,060,010	14.21%	335,722	4.50%	484,932	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	1,112,126	14.90%	447,851	6.00%	597,134	8.00%
S&T Bank	1,060,010	14.21%	447,629	6.00%	596,839	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	1,230,497	16.49%	597,134	8.00%	746,418	10.00%
S&T Bank	1,178,335	15.79%	596,839	8.00%	746,049	10.00%
As of December 31, 2025 and 2024, S&T’s and S&T Bank’s regulatory capital ratios were above the well-capitalized standards and met the fully phased-in capital conservation buffer.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 24. SHARE REPURCHASE PLAN
On May 13, 2025, the Board of Directors of S&T Bancorp, Inc. authorized an extension of our $50 million share repurchase plan, to July 31, 2026. The repurchase authorization permits S&T to repurchase shares of S&T's common stock from time to time through a combination of open market and privately negotiated repurchases up to the authorized $50 million aggregate value of S&T's common stock. At December 31, 2025, there was $13.8 million in capacity remaining under the plan.
The following table presents common stock repurchase activity for the periods presented:

	Twelve Months Ended December 31,
(in thousands, except share and per share data)	2025	2024
Value of shares authorized to repurchase	$50,000	$50,000
Remaining plan capacity at the beginning of the period	$50,000	$50,000
Total shares repurchased	948,270	—
Average share price for the period	$38.20	$—
Total share cost of repurchases(1)	$36,226	$—
Remaining plan capacity at the end of the period	$13,774	$50,000
(1)Excludes excise tax and commissions.
NOTE 25. SUBSEQUENT EVENTS
On January 21, 2026, the Board of Directors of S&T Bancorp, Inc. authorized a new $100 million share repurchase program. The new program replaced the existing share repurchase program effective January 26, 2026, and is set to expire February 1, 2027. The remaining capacity of $13.8 million under the existing share repurchase program was terminated. The new program authorizes the share repurchase of S&T's common stock from time to time through a combination of open market and privately negotiated transactions up to the authorized $100 million aggregate value of S&T's common stock. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of the common stock, applicable securities laws and other legal and contractual requirements, as well as S&T’s financial performance. The repurchase program does not obligate S&T to repurchase any particular number of shares and may be extended, modified or discontinued at any time. As of February 25, 2026, 856,900 shares were repurchased under the new plan, at an average price of $43.45 per share, for $37.2 million excluding excise tax and commissions. As of February 25, 2026, there was $62.8 million in capacity remaining under the plan.

S&T BANCORP, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&T Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of S&T Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of net income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

S&T BANCORP, INC. AND SUBSIDIARIES
Allowance for Credit Losses (ACL)

Description of the Matter
At December 31, 2025, the Company’s gross portfolio of loans was $8.1 billion with an associated ACL of $93.2 million. As discussed in Notes 1 and 6 to the consolidated financial statements, the ACL is an estimate of expected credit losses, measured over the contractual life of a loan, that considers historical loss experience, current conditions and forecasts of future economic conditions. The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and an individual assessment of loans that do not share risk characteristics with other loans to determine if a specific reserve is appropriate.

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

To test the segment specific risk and reasonable and supportable forecast, which are both part of the qualitative allowance, we evaluated the appropriateness of management’s methodology and assessed the reasonableness of the adjustments and whether all relevant risks were reflected in the ACL.

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

February 27, 2026

S&T BANCORP, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&T Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited S&T Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, S&T Bancorp, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of net income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

February 27, 2026

S&T BANCORP, INC. AND SUBSIDIARIES
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None
Item 9A. CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of December 31, 2025. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed S&T’s system of internal control over financial reporting as of December 31, 2025, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concludes that, as of December 31, 2025, S&T’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).”
Management assessed the effectiveness of S&T's internal control over financial reporting as of December 31, 2025, in relation to criteria for effective internal control over financial reporting as described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of December 31, 2025, S&T's internal controls over financial reporting were effective. Our independent registered public accounting firm, has issued a report on the effectiveness of S&T’s internal control over financial reporting as of December 31, 2025 which is included herein.
c) Changes in Internal Control Over Financial Reporting
No changes were made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
(c) During the three months ended December 31, 2025, no director or Section 16 officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

S&T BANCORP, INC. AND SUBSIDIARIES
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information required by this item with respect to our insider trading policy set forth below, the information required by Part III, Item 10 of Form 10-K is incorporated herein from the sections entitled " Beneficial Ownership of S&T Common Stock by Directors and Officers - Delinquent Section 16(a) Reports," “Proposal 1 - Election of Directors,” “Executive Officers of the Registrant,” “Corporate Governance - Audit Committee,” “Corporate Governance - Director Qualifications and Nominations” and “Corporate Governance - Code of Conduct and Ethics” in our proxy statement to be filed for the 2026 annual meeting of shareholders.
The Company has adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by our directors, officers and employees, as well as their family members and entities controlled by them, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the year ended December 31, 2025.
Item 11. EXECUTIVE COMPENSATION
The information required by Part III, Item 11 of Form 10-K is incorporated herein from the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Corporate Governance - Compensation Committee Interlocks and Insider Participation,” “Corporate Governance - The S&T Board’s Role in Risk Oversight”, “Compensation and Benefits Committee Report” in our proxy statement to be filed for the 2026 annual meeting of shareholders.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by Part III, Item 12 of Form 10-K is incorporated herein from the sections entitled “Beneficial Owners of S&T Common Stock” and “Beneficial Ownership of S&T Common Stock by Directors and Officers” in our proxy statement to be filed for the 2026 annual meeting of shareholders.
Equity Compensation Plan Information
The following table provides information as of December 31, 2025 related to the equity compensation plans in effect at that time.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	199,790	(2)		499,162
Equity compensation plans not approved by shareholders	—		—	—
Total	199,790		$—	499,162
(1)Awards granted under the 2021 Incentive Stock Plan.
(2) Represents performance shares that can be earned with no associated exercise price.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Part III, Item 13 of Form 10-K is incorporated herein from the sections entitled “Related Person Transactions” and “Corporate Governance - Director Independence” in our proxy statement to be filed for the 2026 annual meeting of shareholders.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Part III, Item 14 of Form 10-K is incorporated herein from the section entitled “Proposal 2: Ratification of the Selection of Independent Registered Public Accounting Firm for Fiscal Year 2026” in our proxy statement to be filed for the 2026 annual meeting of shareholders.

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

10.27	Severance Agreement dated April 1, 2015 by and between LaDawn D. Yesho and S&T Bancorp, Inc., S&T Bank and their subsidiaries and affiliated companies.

10.28	Severance Agreement dated May 17, 2019 by and between David G. Antolik and S&T Bancorp, Inc., S&T Bank and their subsidiaries and affiliated companies.

10.29	Severance Agreement dated April 6, 2015 by and between Mark Kochvar and S&T Bancorp, Inc., S&T Bank and their subsidiaries and affiliated companies.

S&T BANCORP, INC. AND SUBSIDIARIES

10.30	Severance Agreement dated April 10, 2015 by and between Stephen A. Drahnak and S&T Bancorp, Inc., S&T Bank and their subsidiaries and affiliated companies.

10.31
Confidentiality, Trade Secrets, Non-Solicitation and Severance Agreement, dated October 30, 2020, between LaDawn D. Yesho and S&T Bancorp, Inc. S&T Bank, and their subsidiaries and affiliated companies.

10.32
Confidentiality, Trade Secrets, Non-Solicitation and Severance Agreement, dated October 22, 2020, between Stephen A. Drahnak and S&T Bancorp, Inc. S&T Bank, and their subsidiaries and affiliated companies.

10.33	S&T Bancorp, Inc. 2026 Management Incentive Plan

19.1	Insider Trading Policy

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Principal Financial Officer.

97	Clawback Policy. Filed as Exhibit 97 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ended December 31, 2023, and incorporated herein by reference

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)
*Management Contract or Compensatory Plan or Arrangement

S&T BANCORP, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&T BANCORP, INC. (Registrant)
/s/ Christopher J. McComish	2/27/2026
Christopher J. McComish, Chief Executive Officer (Principal Executive Officer)	Date

/s/ Mark Kochvar	2/27/2026
Mark Kochvar Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christopher J. McComish	Chief Executive Officer (Principal Executive Officer) and Chair of the Board	2/27/2026
Christopher J. McComish

/s/ Mark Kochvar	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2/27/2026
Mark Kochvar

/s/ Melanie Lazzari	Executive Vice President, Chief Accounting Officer	2/27/2026
Melanie Lazzari

/s/ David G. Antolik	President and Director	2/27/2026
David G. Antolik

/s/ Lewis W. Adkins, Jr.	Director	2/27/2026
Lewis W. Adkins, Jr.

/s/ Peter R. Barsz	Director	2/27/2026
Peter R. Barsz

/s/ Christina A. Cassotis	Director	2/27/2026
Christina A. Cassotis

S&T BANCORP, INC. AND SUBSIDIARIES

SIGNATURE	TITLE	DATE

/s/ Stephanie N. Doliveira	Director	2/27/2026
Stephanie N. Doliveira

/s/ Michael J. Donnelly	Director	2/27/2026
Michael J. Donnelly

/s/ Jeffrey D. Grube	Director	2/27/2026
Jeffrey D. Grube

/s/ Peter G. Gurt	Director	2/27/2026
Peter G. Gurt

/s/ William J. Hieb	Director	2/27/2026
William J. Hieb

/s/ Bhaskar Ramachandran	Director	2/27/2026
Bhaskar Ramachandran