Form 10-Q
period 2026-03-31
S&T BANCORP INC
filed 2026-05-08
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Common Stock, $2.50 Par Value - 35,976,886 shares as of May 5, 2026

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $276,406 and $106,286 at March 31, 2026 and December 31, 2025	$339,059	$163,436
Securities available for sale, at fair value	1,009,518	987,659
Loans held for sale	694	1,010
Portfolio loans, net of unearned income	7,959,382	8,071,957
Allowance for credit losses	(93,271)	(93,178)
Portfolio loans, net	7,866,111	7,978,779
Bank owned life insurance	85,991	85,421
Premises and equipment, net	43,382	43,855
Federal Home Loan Bank and other restricted stock, at cost	11,724	16,030
Goodwill	373,424	373,424
Other intangible assets, net	2,069	2,251
Other assets	212,031	219,115
Total Assets	$9,944,003	$9,870,980
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,273,411	$2,160,645
Interest-bearing demand	784,326	790,278
Money market	2,264,777	2,196,998
Savings	883,213	862,118
Certificates of deposit	1,979,492	1,948,792
Total Deposits	8,185,219	7,958,831
Short-term borrowings	50,000	165,000
Long-term borrowings	50,794	50,815
Junior subordinated debt securities	49,493	49,478
Other liabilities	177,816	182,979
Total Liabilities	8,513,322	8,407,103
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at March 31, 2026 and December 31, 2025 Outstanding—36,259,649 shares at March 31, 2026 and 37,402,705 shares at December 31, 2025	103,623	103,623
Additional paid-in capital	413,929	412,969
Retained earnings	1,141,963	1,120,297
Accumulated other comprehensive loss	(47,476)	(41,707)
Treasury stock — 5,189,795 shares at March 31, 2026 and 4,046,739 shares at December 31, 2025, at cost	(181,358)	(131,305)
Total Shareholders’ Equity	1,430,681	1,463,877
Total Liabilities and Shareholders’ Equity	$9,944,003	$9,870,980
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2026	2025
INTEREST AND DIVIDEND INCOME
Loans, including fees	$115,294	$114,340
Investment Securities:
Taxable	10,760	10,073
Tax-exempt	34	157
Dividends	245	278
Total Interest and Dividend Income	126,333	124,848
INTEREST EXPENSE
Deposits	35,686	38,354
Borrowings, junior subordinated debt securities and other	2,211	3,171
Total Interest Expense	37,897	41,525
NET INTEREST INCOME	88,436	83,323
Provision for credit losses	1,327	(3,040)
Net Interest Income After Provision for Credit Losses	87,109	86,363
NONINTEREST INCOME
Net loss on sale of securities	—	(2,295)
Debit and credit card	4,283	4,188
Service charges on deposit accounts	4,196	3,962
Investment services and trust	3,369	3,084
Other	1,794	1,490
Total Noninterest Income	13,642	10,429
NONINTEREST EXPENSE
Salaries and employee benefits	31,356	29,853
Data processing and information technology	5,158	4,930
Occupancy	4,592	4,302
Furniture, equipment and software	3,492	3,483
Other taxes	2,063	1,494
Marketing	1,467	1,615
Professional services and legal	1,245	1,286
FDIC insurance	1,073	1,040
Other	6,261	7,088
Total Noninterest Expense	56,707	55,091
Income Before Taxes	44,044	41,701
Income tax expense	8,972	8,300
Net Income	$35,072	$33,401
Earnings per share—basic	$0.95	$0.87
Earnings per share—diluted	$0.94	$0.87
Dividends declared per share	$0.36	$0.34
Comprehensive Income	$29,303	$49,758
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2025
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2024	$103,623	$411,785	$1,039,035	$(76,992)	$(97,157)	$1,380,294
Net income for the three months ended March 31, 2025	—	—	33,401	—	—	33,401
Other comprehensive income, net of tax	—	—	—	16,357	—	16,357
Cash dividends declared ($0.34 per share)	—	—	(13,069)	—	—	(13,069)
Treasury stock issued for restricted stock awards, net of forfeitures (1,850 shares)	—	(90)	—	—	49	(41)
Recognition of restricted stock compensation expense	—	1,092	—	—	—	1,092
Balance at March 31, 2025	$103,623	$412,787	$1,059,367	$(60,635)	$(97,108)	$1,418,034
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2026
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2025	$103,623	$412,969	$1,120,297	$(41,707)	$(131,305)	$1,463,877
Net income for the three months ended March 31, 2026	—	—	35,072	—	—	35,072
Other comprehensive loss, net of tax	—	—	—	(5,769)	—	(5,769)
Cash dividends declared ($0.36 per share)	—	—	(13,406)	—	—	(13,406)
Treasury stock issued for restricted stock awards, net of forfeitures (3,044 shares)	—	(149)	—	—	121	(28)
Repurchase of S&T stock (1,146,100 shares)	—	—	—	—	(50,174)	(50,174)
Recognition of restricted stock compensation expense	—	1,109	—	—	—	1,109
Balance at March 31, 2026	$103,623	$413,929	$1,141,963	$(47,476)	$(181,358)	$1,430,681
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$42,525	$28,910
INVESTING ACTIVITIES
Purchases of securities	(62,777)	(85,052)
Proceeds from maturities, prepayments and calls of securities	34,173	29,665
Proceeds from sales of securities	—	47,038
Redemptions of Federal Home Loan Bank stock	4,306	1,786
Net decrease (increase) in loans	110,951	(93,312)
Purchases of premises and equipment, net of proceeds from sales	(969)	(1,726)
Net payments from cash flow hedge	(889)	(2,031)
Net Cash Provided by (Used in) Investing Activities	84,795	(103,632)
FINANCING ACTIVITIES
Net increase (decrease) in demand, money market and savings deposits	195,688	154,147
Net increase (decrease) in certificates of deposit	30,700	(44,331)
Net increase (decrease) in short-term borrowings	(115,000)	(55,000)
Repayments on long-term borrowings	(21)	(20)
Repurchase of shares for taxes on restricted stock	(28)	(41)
Cash dividends paid to common shareholders	(13,358)	(13,017)
Repurchase of common stock	(49,678)	—
Net Cash Provided by Financing Activities	48,303	41,738
Net increase (decrease) in cash and due from banks	175,623	(32,984)
Cash and due from banks at beginning of period	163,436	244,820
Cash and Due From Banks at End of Period	$339,059	$211,836

Supplemental Disclosures
Right of use assets obtained in exchange for lease obligations	$—	$2,400
Cash paid for interest	$38,187	$44,058
Cash paid for state income taxes, net of refunds	$135	$93
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
Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements of S&T have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, or 2025 Form 10-K, filed with the Securities and Exchange Commission, or SEC. In the opinion of management, the accompanying interim financial information reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.
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
Segments

We have one operating segment, Community Banking, based upon our current reporting structure at the consolidated level. The chief operating decision maker, or CODM, uses consolidated net income when allocating resources and making operating decisions. The accounting policies used to measure the profit and loss of the Community Banking segment are the same as those described in the summary of significant accounting policies in our 2025 Form 10-K. The CODM does not review segment revenue or expense information at a lower level than what is included in our Consolidated Statements of Net Income. Expenses included within other expenses in the Condensed Consolidated Statements of Comprehensive Income include loan related expenses, travel and entertainment, insurance expenses and contributions.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Standards Updates, or ASU, or Updated
There were no recently adopted accounting standards updates in the first quarter of 2026.
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
NOTE 2. EARNINGS PER SHARE
The treasury stock method was used to determine earnings per share for the three months ended March 31, 2026 and 2025.
The following table reconciles the numerators and denominators of basic and diluted EPS calculations for the periods presented:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025
Numerator for Earnings per Share—Basic and Diluted:
Net income—Basic and Diluted	$35,072	$33,401

Denominator for Earnings per Share:
Weighted Average Shares Outstanding—Basic	36,856,572	38,260,746
Add: Potentially dilutive shares	321,316	338,910
Denominator—Diluted	37,177,888	38,599,656

Earnings per share—basic	$0.95	$0.87
Earnings per share—diluted	$0.94	$0.87
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	142	—

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
Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction. In determining fair value, we use various valuation approaches, including market, income and cost approaches. The fair value standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing an asset or liability which are developed based on market data that we have obtained from independent sources. Unobservable inputs reflect our estimates of assumptions that market participants would use in pricing an asset or liability which are developed based on the best information available in the circumstances.
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
There have been no changes in our valuation methodologies during the three months ended March 31, 2026. Refer to Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2025 Form 10-K for more information on the valuation methodologies that we use for financial instruments recorded at fair value on a recurring or nonrecurring basis.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	March 31, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$84,161	$—	$—	$84,161
Collateralized mortgage obligations of U.S. government corporations and agencies(1)	—	626,502	—	626,502
Residential mortgage-backed securities of U.S. government corporations and agencies(1)	—	33,094	—	33,094
Commercial mortgage-backed securities of U.S. government corporations	—	259,505	—	259,505
Obligations of states and political subdivisions	—	4,878	—	4,878
Total Available-for-Sale Debt Securities	84,161	923,979	—	1,008,140
Equity securities	1,378	—	—	1,378
Total Securities Available for Sale	85,539	923,979	—	1,009,518
Securities held in a deferred compensation plan	9,453	—	—	9,453
Derivative financial assets:
Interest rate swap contracts - commercial loans	—	32,943	—	32,943
Interest rate lock commitments - mortgage loans	—	—	34	34
Total Assets	$94,992	$956,922	$34	$1,051,948
LIABILITIES
Derivative financial liabilities:
Interest rate swap contracts - commercial loans	$—	$33,200	$—	$33,200
Interest rate swap contracts - cash flow hedge	—	1,868	—	1,868
Total Liabilities	$—	$35,068	$—	$35,068
(1)Collateralized mortgage obligations and residential mortgage backed securities consist primarily of securities guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$84,507	$—	$—	$84,507
Collateralized mortgage obligations of U.S. government corporations and agencies(1)	—	624,263	—	624,263
Residential mortgage-backed securities of U.S. government corporations and agencies(1)	—	31,336	—	31,336
Commercial mortgage-backed securities of U.S. government corporations	—	241,262	—	241,262
Obligations of states and political subdivisions	—	4,909	—	4,909
Total Available-for-Sale Debt Securities	84,507	901,770	—	986,277
Equity securities	1,382	—	—	1,382
Total Securities Available for Sale	85,889	901,770	—	987,659
Securities held in a deferred compensation plan	14,212	—	—	14,212
Derivative financial assets:
Interest rate swap contracts - commercial loans	—	33,669	—	33,669
Interest rate lock commitments - mortgage loans	—	—	81	81
Total Assets	$100,101	$935,439	$81	$1,035,621
LIABILITIES
Derivative financial liabilities:
Interest rate swap contracts - commercial loans	$—	$33,990	$—	$33,990
Interest rate swap contracts - cash flow hedge	—	2,024	—	2,024
Total Liabilities	$—	$36,014	$—	$36,014
(1)Collateralized mortgage obligations and residential mortgage backed securities consist primarily of securities guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recorded at the lower of cost or fair value in our consolidated financial statements and are remeasured only when events or circumstances indicate impairment. At March 31, 2026, individually evaluated loans of $1.7 million were measured at fair value on a nonrecurring basis and classified as Level 3 and individually evaluated loans of $1.2 million were measured at fair value and classified as Level 2. At December 31, 2025 individually evaluated loans of $10.6 million were classified as Level 3 and $5.3 million were classified as Level 2. There were no liabilities measured at fair value on a nonrecurring basis as of both March 31, 2026 and December 31, 2025.
Significant unobservable inputs used in the fair value measurements of Level 3 assets on a nonrecurring basis at March 31, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	March 31, 2026	Valuation Technique	Significant Unobservable Inputs(1)	Collateral Adjustment(2)
Loans individually evaluated	$1,689	Collateral based valuation	Collateral adjustments	74%
(1)Represents discount adjustments to collateral values related to anticipated collection rates of accounts receivable based on management judgment.
(2)Represents the collateral adjustment of one loan.

(dollars in thousands)	December 31, 2025	Valuation Technique	Significant Unobservable Inputs(1)	Collateral Adjustment(2)
Loans individually evaluated	$10,641	Collateral based valuation	Collateral adjustments	10%
(1)Represents discount adjustments to collateral values related to anticipated collection rates of accounts receivable based on management judgment.
(2)Represents the collateral adjustment of one loan.
Fair Value of Financial Instruments
The following tables present the carrying values and fair values of our financial instruments at the dates presented:

	Carrying Value(1)	Fair Value Measurements at March 31, 2026
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$339,059	$339,059	$339,059	$—	$—
Securities available for sale	1,009,518	1,009,518	85,539	923,979	—
Loans held for sale	694	694	—	694	—
Portfolio loans, net	7,866,111	7,687,285	—	—	7,687,285
Securities held in a deferred compensation plan	9,453	9,453	9,453	—	—
Mortgage servicing rights	4,958	8,033	—	—	8,033
Interest rate swap contracts - commercial loans	32,943	32,943	—	32,943	—
Interest rate lock commitments - mortgage loans	34	34	—	—	34
LIABILITIES
Deposits	$8,185,219	$8,180,325	$6,205,727	$1,974,598	$—
Collateral payable	31,087	31,087	31,087	—	—
Short-term borrowings	50,000	50,000	—	50,000	—
Long-term borrowings	50,794	50,793	—	50,793	—
Junior subordinated debt securities	49,493	49,493	—	49,493	—
Interest rate swap contracts - commercial loans	33,200	33,200	—	33,200	—
Interest rate swap contracts - cash flow hedge	1,868	1,868	—	1,868	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Value(1)	Fair Value Measurements at December 31, 2025
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$163,436	$163,436	$163,436	$—	$—
Securities available for sale	987,659	987,659	85,889	901,770	—
Loans held for sale	1,010	1,010	—	1,010
Portfolio loans, net	7,978,779	7,807,824	—	—	7,807,824
Collateral receivable	2	2	2	—	—
Securities held in a deferred compensation plan	14,212	14,212	14,212	—	—
Mortgage servicing rights	5,034	8,034	—	—	8,034
Interest rate swaps - commercial loans	33,669	33,669	—	33,669	—
Interest rate lock commitments	81	81	—	—	81
LIABILITIES
Deposits	$7,958,831	$7,956,632	$6,010,039	$1,946,593	$—
Collateral payable	26,964	26,964	26,964	—	—
Short-term borrowings	165,000	165,000	—	165,000	—
Long-term borrowings	50,815	50,856	—	50,856	—
Junior subordinated debt securities	49,478	49,478	—	49,478	—
Interest rate swaps - commercial loans	33,990	33,990	—	33,990	—
Interest rate swaps - cash flow hedge	2,024	2,024	—	2,024	—
(1) As reported in the Consolidated Balance Sheets
NOTE 4. SECURITIES
The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	March 31, 2026	December 31, 2025
Debt securities	$1,008,140	$986,277
Equity securities	1,378	1,382
Total Securities Available for Sale	$1,009,518	$987,659
The following table presents the amortized cost and fair value of available-for-sale debt securities at the dates presented:

	March 31, 2026				December 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$86,125	$92	$(2,056)	$84,161	$86,381	$110	$(1,984)	$84,507
Collateralized mortgage obligations of U.S. government corporations and agencies(2)	658,717	2,068	(34,283)	626,502	650,314	4,961	(31,012)	624,263
Residential mortgage-backed securities of U.S. government corporations and agencies(2)	37,690	6	(4,602)	33,094	35,994	7	(4,665)	31,336
Commercial mortgage-backed securities of U.S. government corporations	263,458	1,408	(5,361)	259,505	243,571	2,411	(4,720)	241,262
Obligations of states and political subdivisions	4,875	3	—	4,878	4,902	7	—	4,909
Total Available-for-Sale Debt Securities(1)	$1,050,865	$3,577	$(46,302)	$1,008,140	$1,021,162	$7,496	$(42,381)	$986,277
(1) Excludes interest receivable of $3.2 million at March 31, 2026 and $3.3 million at December 31, 2025. Interest receivable is included in other assets in the Consolidated Balance Sheets.
(2)Collateralized mortgage obligations and residential mortgage backed securities consist primarily of securities guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category at the dates presented:

	March 31, 2026
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	7	$69,192	$(2,056)	7	$69,192	$(2,056)
Collateralized mortgage obligations of U.S. government corporations and agencies	18	153,665	(1,564)	53	271,532	(32,719)	71	425,197	(34,283)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	2,502	(24)	12	30,433	(4,578)	13	32,935	(4,602)
Commercial mortgage-backed securities of U.S. government corporations	6	59,409	(663)	8	93,768	(4,698)	14	153,177	(5,361)
Total	25	$215,576	$(2,251)	80	$464,925	$(44,051)	105	$680,501	$(46,302)

	December 31, 2025
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	7	$69,409	$(1,984)	7	$69,409	$(1,984)
Collateralized mortgage obligations of U.S. government corporations and agencies	4	34,993	(52)	55	299,732	(30,960)	59	334,725	(31,012)
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	15	31,171	(4,665)	15	31,171	(4,665)
Commercial mortgage-backed securities of U.S. government corporations	1	9,943	(29)	10	114,107	(4,691)	11	124,050	(4,720)
Total	5	$44,936	$(81)	87	$514,419	$(42,300)	92	$559,355	$(42,381)
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit impairment or other factors. We do not believe any individual unrealized loss as of March 31, 2026 represents a credit impairment. The unrealized losses on debt securities were attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security. As of March 31, 2026, we do not intend to sell, and it is more likely than not that we will not be required to sell, the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated other comprehensive loss, for the periods presented:

	March 31, 2026			December 31, 2025
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Total unrealized gains (losses) on available-for-sale debt securities	$3,577	$(46,302)	$(42,725)	$7,496	$(42,381)	$(34,885)
Income tax (expense) benefit	(770)	9,967	9,197	(1,614)	9,123	7,509
Net Unrealized Losses, Net of Tax Included in Accumulated Other Comprehensive Loss	$2,807	$(36,335)	$(33,528)	$5,882	$(33,258)	$(27,376)
The amortized cost and fair value of available-for-sale debt securities at March 31, 2026 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2026
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies and obligations of states and political subdivisions
Due in one year or less	$30,083	$30,036
Due after one year through five years	51,022	49,075
Due after five years through ten years	9,895	9,928
Due after ten years	—	—
Available-for-Sale Debt Securities With Fixed Maturities	91,000	89,039
Debt Securities without a single maturity date
Collateralized mortgage obligations of U.S. government corporations and agencies	658,717	626,502
Residential mortgage-backed securities of U.S. government corporations and agencies	37,690	33,094
Commercial mortgage-backed securities of U.S. government corporations	263,458	259,505
Total Available-for-Sale Debt Securities	$1,050,865	$1,008,140
Debt securities are pledged in order to meet various regulatory and legal requirements. Restricted pledged securities had a carrying value of $37.2 million at March 31, 2026 and $38.3 million at December 31, 2025. Unrestricted pledged securities had a carrying value of $208.0 million at March 31, 2026 and $202.0 million at December 31, 2025. Any sales or changes to the pledged status of restricted pledged securities requires approval of the beneficiary. Approval is not required in order to sell or make changes to the pledged status for unrestricted pledged securities.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are presented net of unearned income. Unearned income consisted of net deferred loan fees and costs of $4.1 million at March 31, 2026 and $4.8 million at December 31, 2025 and a discount related to purchase accounting fair value adjustments of $1.9 million at March 31, 2026 and $2.0 million at December 31, 2025.
The following table summarizes the composition of our loan portfolio at the dates presented:

(dollars in thousands)	March 31, 2026	December 31, 2025
Commercial real estate	$2,836,088	$2,921,761
Commercial and industrial	1,321,544	1,330,605
Commercial construction	391,584	365,377
Business banking	1,299,414	1,315,863
Consumer real estate	2,026,801	2,047,071
Other consumer	83,951	91,280
Total Portfolio Loans	$7,959,382	$8,071,957
Loans held for sale	694	1,010
Total Loans(1)	$7,960,076	$8,072,967
(1)Excludes interest receivable of $32.4 million at March 31, 2026 and $33.4 million at December 31, 2025. Interest receivable is included in other assets in the Consolidated Balance Sheets.
Modifications to Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost of loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented:

	Three Months Ended March 31, 2026
(dollars in thousands)	Term Extension	Term Extension and Payment Delays	Total	% of Portfolio Segment
Commercial and industrial	$5,631	$13,753	$19,384	1.47%
Business banking	25	—	25	—%
Consumer real estate	138	—	138	0.01%
Total	$5,794	$13,753	$19,547	0.25%

	Three Months Ended March 31, 2025
(dollars in thousands)	Term Extension	Term Extension and Payment Delays	Total	% of Portfolio Segment
Commercial and industrial	$—	$2,092	$2,092	0.16%
Commercial construction	—	1,006	1,006	0.27%
Consumer real estate	265	640	905	0.05%
Total	$265	$3,738	$4,003	0.05%

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables describe the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Three Months Ended March 31, 2026
	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension and Payment Delays (in months)
Commercial and industrial	10	3
Business banking	12	—
Consumer real estate	346	—

	Three Months Ended March 31, 2025
	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension and Payment Delays (in months)
Commercial and industrial	—	13
Commercial construction	—	13
Consumer real estate	122	15
We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts.
The following tables present an aging analysis since the date of modification for loans to borrowers experiencing financial difficulty that were modified in the last 12 months as of the dates presented:

	March 31, 2026
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial and industrial	$22,976	$11,701	$—	$3,375	$38,052
Business banking	25	—	—	—	25
Consumer real estate	454	—	—	—	454
Total	$23,455	$11,701	$—	$3,375	$38,531

	March 31, 2025
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$616	$—	$—	$—	$616
Commercial and industrial	16,536	—	—	3,778	20,314
Commercial construction	—	1,006	—	—	1,006
Consumer real estate	1,128	224	40	—	1,392
Total	$18,280	$1,230	$40	$3,778	$23,328
A payment default is defined as a loan having a payment past due 90 days or more. There was one payment default on previously modified loans to borrowers experiencing financial difficulty in the amount of $3.4 million during the three months ended March 31, 2026 compared to one payment default in the amount of $3.8 million during the same period in 2025. Additionally, we had thirteen commitments to lend an additional $1.3 million to borrowers experiencing financial difficulty that had a modification during the twelve months ended March 31, 2026 and ten commitments to lend an additional $0.5 million to borrowers experiencing financial difficulty that had a modification during the same period in 2025.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments at the dates presented:

	March 31, 2026
	Risk Rating by Year of Origination
(dollars in thousands)	2026	2025	2024	2023	2022	2021 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Pass	$61,340	$483,042	$313,621	$314,448	$275,054	$1,262,871	$38,536	$—	$2,748,912
Special mention	—	—	2,887	4,563	8,344	36,292	254	—	52,340
Substandard	—	—	—	3,838	1,689	29,309	—	—	34,836
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate	61,340	483,042	316,508	322,849	285,087	1,328,472	38,790	—	2,836,088
Year-to-date Gross Charge-offs	—	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	84,636	154,971	91,822	103,001	122,999	229,105	417,206	—	1,203,740
Special mention	—	—	818	6,588	5,792	14,687	42,132	—	70,017
Substandard	—	—	—	1,864	—	22,763	20,533	—	45,160
Doubtful	—	—	—	—	—	—	2,627	—	2,627
Total Commercial and Industrial	84,636	154,971	92,640	111,453	128,791	266,555	482,498	—	1,321,544
Year-to-date Gross Charge-offs	—	—	—	198	—	—	—	—	198

Commercial Construction
Pass	14,994	201,198	112,588	44,094	7,678	3,699	6,464	—	390,715
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	869	—	—	—	—	—	869
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	14,994	201,198	113,457	44,094	7,678	3,699	6,464	—	391,584
Year-to-date Gross Charge-offs	—	—	—	—	—	—	—	—	—

Business Banking
Pass	30,136	178,415	125,647	191,313	191,806	462,449	95,458	446	1,275,670
Special mention	—	—	799	120	419	2,909	4	112	4,363
Substandard	—	—	444	4,455	2,632	11,232	150	468	19,381
Doubtful	—	—	—	—	—	—	—	—	—
Total Business Banking	30,136	178,415	126,890	195,888	194,857	476,590	95,612	1,026	1,299,414
Year-to-date Gross Charge-offs	—	—	—	510	—	44	—	—	554

Consumer Real Estate
Pass	17,563	161,750	214,384	289,054	301,547	373,961	625,545	28,698	2,012,502
Special mention	—	—	—	—	—	79	—	—	79
Substandard	—	156	758	3,060	477	4,468	1,877	3,424	14,220
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	17,563	161,906	215,142	292,114	302,024	378,508	627,422	32,122	2,026,801
Year-to-date Gross Charge-offs	—	—	26	3	—	—	34	238	301

Other Consumer
Pass	1,848	5,891	4,706	3,259	3,204	1,543	49,189	14,139	83,779
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	12	—	147	—	13	172
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	1,848	5,891	4,706	3,271	3,204	1,690	49,189	14,152	83,951
Year-to-date Gross Charge-offs	282	—	21	3	23	9	—	544	882

Pass	210,517	1,185,267	862,768	945,169	902,288	2,333,628	1,232,398	43,283	7,715,318
Special mention	—	—	4,504	11,271	14,555	53,967	42,390	112	126,799
Substandard	—	156	2,071	13,229	4,798	67,919	22,560	3,905	114,638
Doubtful	—	—	—	—	—	—	2,627	—	2,627
Total Loan Balance	$210,517	$1,185,423	$869,343	$969,669	$921,641	$2,455,514	$1,299,975	$47,300	$7,959,382

Year-to-date Gross Charge-offs	$282	$—	$47	$714	$23	$53	$34	$782	$1,935

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the aging analysis of past due loans segregated by class of loans at the dates presented:

	March 31, 2026
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,815,134	$5,829	$—	$15,125	$20,954	$2,836,088
Commercial and industrial	1,297,254	6,381	—	17,909	24,290	1,321,544
Commercial construction	390,715	—	—	869	869	391,584
Business banking	1,291,395	2,167	520	5,332	8,019	1,299,414
Consumer real estate	2,010,816	4,601	811	10,573	15,985	2,026,801
Other consumer	82,960	834	16	141	991	83,951
Total	$7,888,274	$19,812	$1,347	$49,949	$71,108	$7,959,382

	December 31, 2025
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,906,576	$—	$—	$15,185	$15,185	$2,921,761
Commercial and industrial	1,305,388	311	—	24,906	25,217	1,330,605
Commercial construction	364,508	—	—	869	869	365,377
Business banking	1,308,368	999	2,920	3,576	7,495	1,315,863
Consumer real estate	2,028,472	3,281	4,454	10,864	18,599	2,047,071
Other consumer	90,503	604	15	158	777	91,280
Total	$8,003,815	$5,195	$7,389	$55,558	$68,142	$8,071,957
The following tables present loans on nonaccrual status by class of loan for the year-to-date periods presented:

	March 31, 2026
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$15,185	$15,125	$—	$31
Commercial and industrial	24,906	17,909	3,375	111
Commercial construction	869	869	—	4
Business banking	3,576	5,332	2,281	34
Consumer real estate	10,864	10,573	13,917	97
Other consumer	158	141	—	—
Total	$55,558	$49,949	$19,573	$277
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

	December 31, 2025
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$3,228	$15,185	$14,936	$123
Commercial and industrial	11,173	24,906	12,585	202
Commercial construction	—	869	—	581
Business banking	2,988	3,576	—	198
Consumer real estate	10,318	10,864	—	592
Other consumer	230	158	—	3
Total	$27,937	$55,558	$27,521	$1,699
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loans that are individually evaluated and collateral-dependent at the dates presented:

	March 31, 2026
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets
Commercial real estate	$13,917	$—
Commercial and industrial	—	17,848
Business banking	2,281	—
Total	$16,198	$17,848

	December 31, 2025
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets
Commercial real estate	$14,936	$—
Commercial and industrial	—	24,835
Total	$14,936	$24,835
The following tables present activity in the ACL for the periods presented:

	Three Months Ended March 31, 2026
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$29,357	$29,142	$4,400	$11,335	$16,297	$2,647	$93,178
Provision for credit losses on loans(1)	(974)	1,684	253	120	147	550	1,780
Charge-offs	—	(198)	—	(554)	(301)	(882)	(1,935)
Recoveries	2	65	—	18	38	125	248
Net (Charge-offs) Recoveries	2	(133)	—	(536)	(263)	(757)	(1,687)
Balance at End of Period	$28,385	$30,693	$4,653	$10,919	$16,181	$2,440	$93,271
(1) Excludes the provision for credits losses for unfunded commitments.

	Three Months Ended March 31, 2025
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$30,254	$37,084	$4,893	$10,681	$15,776	$2,806	$101,494
Provision for credit losses on loans(1)	(493)	(3,643)	1,017	650	160	(202)	(2,511)
Charge-offs	—	(172)	(30)	(143)	(162)	(377)	(884)
Recoveries	134	145	—	25	133	474	911
Net Recoveries (Charge-offs)	134	(27)	(30)	(118)	(29)	97	27
Balance at End of Period	$29,895	$33,414	$5,880	$11,213	$15,907	$2,701	$99,010
(1) Excludes the provision for credits losses for unfunded commitments.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivatives Designated as Hedging Instruments
The following table indicates the amounts representing the value of derivative assets and derivative liabilities at the dates presented:

	Derivative Assets (Included in Other Assets)				Derivative Liabilities (Included in Other Liabilities)
	March 31, 2026		December 31, 2025		March 31, 2026		December 31, 2025
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts - cash flow hedges	$—	$—	$—	$—	$300,000	$1,868	$350,000	$2,024
Total Derivatives Designated as Hedging Instruments	—	—	—	—	300,000	1,868	350,000	2,024

Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	736,540	32,943	746,445	33,669	736,540	33,200	746,445	33,990
Interest rate lock commitments - mortgage loans	2,912	34	3,218	81	—	—	—	—
Total Derivatives Not Designated as Hedging Instruments	739,452	32,977	749,663	33,750	736,540	33,200	746,445	33,990
Total Derivatives	$739,452	$32,977	$749,663	$33,750	$1,036,540	$35,068	$1,096,445	$36,014

The following table indicates the gross amounts of interest rate swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivative Assets (Included in Other Assets)		Derivative Liabilities (Included in Other Liabilities)
(dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Gross amounts recognized	$32,943	$33,669	$35,068	$36,014
Gross amounts offset	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	32,943	33,669	35,068	36,014
Netting adjustments(1)	(1,868)	(2,024)	(1,868)	(2,024)
Cash collateral(2)	(31,075)	(26,964)	—	2
Net Amount	$—	$4,681	$33,200	$33,992
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect, net of tax, of the cash flow hedges on OCI and on the Consolidated Statements of Comprehensive Income for the periods presented:

	Amount of Gain Recognized in Other Comprehensive Income		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Income
(dollars in thousands)	Three months ended March 31, 2026	Three months ended March 31, 2025	Three months ended March 31, 2026	Three months ended March 31, 2025
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedges	$123	$2,446	$(652)	$(1,692)
Total	$123	$2,446	$(652)	$(1,692)
Amounts reported in OCI related to derivatives that are designated as hedging instruments are reclassified to interest income as interest payments are received on variable rate assets. We estimate that an additional $1.8 million will be reclassified as a decrease to interest income in the next 12 months. Our current interest rate swap agreements have three to five year terms with maturity dates extending into 2027.
The following table indicates the gain (loss) recognized in income on derivatives not designated as hedging instruments for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$40	$48
Interest rate lock commitments—mortgage loans	(47)	—
Total Derivatives Gain (Loss)	$(7)	$48
NOTE 7. TAX CREDIT EQUITY INVESTMENTS
We invest in LIHTC and historic tax credit, or HTC, partnerships as part of our responsibilities under the Community Reinvestment Act and due to their favorable federal income tax benefits. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. No impairment losses were recognized for the three months ended March 31, 2026 and 2025.
The following table presents the balances included in the Consolidated Balance Sheets at the dates presented:

(dollars in thousands)	March 31, 2026	December 31, 2025
Tax credit equity investment(1)	$34,593	$35,782
Unfunded commitments(2)	3,150	3,514
(1) Included in other assets in the Consolidated Balance Sheets
(2) Included in other liabilities in the Consolidated Balance Sheets
The following table summarizes the amortization expense and tax credits included in income tax expense in the Condensed Consolidated Statements of Comprehensive Income for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Tax credits and other tax benefits recognized	$1,493	$1,388
Amortization	1,188	1,231
Net benefit included in income tax expense	$305	$157
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
The following table sets forth our commitments and letters of credit at the dates presented:

(dollars in thousands)	March 31, 2026	December 31, 2025
Commitments to extend credit	$2,653,613	$2,644,139
Standby letters of credit	65,717	67,452
Total	$2,719,330	$2,711,591
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.
NOTE 9. OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the change in components of other comprehensive income (loss) for the periods presented, net of tax effects:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(dollars in thousands)	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount
Change in net unrealized (losses) gains on available-for-sale debt securities	$(7,840)	$1,688	$(6,152)	$15,047	$(3,237)	$11,810
Net available-for-sale securities losses reclassified into earnings	—	—	—	2,295	(493)	1,802
Change in interest rate swap	157	(34)	123	3,117	(671)	2,446
Adjustment to funded status of employee benefit plans	331	(71)	260	381	(82)	299
Other Comprehensive (Loss) Income	$(7,352)	$1,583	$(5,769)	$20,840	$(4,483)	$16,357
NOTE 10. SHARE REPURCHASE PLAN
On January 21, 2026, the Board of Directors of S&T Bancorp, Inc. authorized a new $100.0 million share repurchase program. The repurchase authorization permits S&T to repurchase shares of S&T's common stock from time to time through a combination of open market and privately negotiated repurchases up to the authorized $100.0 million aggregate value of S&T's common stock. At March 31, 2026, there was $50.4 million in capacity remaining under the plan.
The following table presents common stock repurchase activity for the periods presented:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025
Value of shares authorized to repurchase	$100,000	$50,000
Remaining plan capacity at the beginning of the period	$100,000	$50,000
Total shares repurchased	1,146,100	—
Average share price for the period	$43.30	$—
Total share cost of repurchases(1)	$49,621	$—
Remaining plan capacity at the end of the period	$50,379	$50,000
(1)Excludes excise tax and commissions.
NOTE 11. SUBSEQUENT EVENTS
Subsequent to March 31, 2026, 354,200 shares were repurchased at an average price of $44.29 per share for $15.7 million excluding excise tax and commissions. At May 5, 2026, there was $34.7 million in capacity remaining under the repurchase plan authorized on January 21, 2026.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations for the three months ended March 31, 2026 and 2025. Our MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Condensed Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
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
Many of these factors, as well as other factors, are described elsewhere in this report, and under Part I, Item 1A - “Risk Factors” of our 2025 Form 10-K, and any of our subsequent filings with the SEC. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Condensed Consolidated Financial Statements. Further, we view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates as of March 31, 2026 remained unchanged from the disclosures presented in our 2025 Form 10-K under Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Total Interest and Dividend Income	$126,333	$124,848
Plus: taxable equivalent adjustment	590	617
Interest and Dividend Income on an FTE Basis (Non-GAAP)	$126,923	$125,465

Total Interest and Dividend Income	$126,333	$124,848
Less: Interest expense	(37,897)	(41,525)
Net Interest Income	88,436	83,323
Plus: taxable equivalent adjustment	590	617
Net Interest Income on an FTE Basis (Non-GAAP)	$89,026	$83,940

Net interest margin	3.89%	3.78%
Plus: taxable equivalent adjustment	0.03%	0.03%
Net Interest Margin on an FTE Basis (Non-GAAP)	3.92%	3.81%

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

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net income (annualized)	$142,236	$135,460
Plus: amortization of intangibles (annualized) net of tax	583	772
Net income before amortization of intangibles (non-GAAP) (annualized)	$142,819	$136,232

Average shareholders' equity	$1,455,682	$1,400,999
Less: average goodwill and other intangible assets, net of deferred tax liability	(375,136)	(375,741)
Average tangible shareholders' equity (non-GAAP)	$1,080,546	$1,025,258
Return on Average Tangible Shareholders' Equity (non-GAAP)	13.22%	13.29%
Executive Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.9 billion at March 31, 2026. We operate in Pennsylvania and Ohio providing a full range of financial services with retail, business banking and commercial banking products and trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
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

Earnings Summary
The following table presents a summary of key profitability metrics for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net income	$35,072	$33,401
Earnings per share - diluted	$0.94	$0.87
Return on average assets	1.44%	1.41%
Return on average shareholders' equity	9.77%	9.67%
Return on average tangible shareholders' equity (non-GAAP)(1)	13.22%	13.29%
(1) Reconciled to GAAP in the "Explanation of Use of Non-GAAP Financial Measures" section of this MD&A.
We recognized net income of $35.1 million, or $0.94 per diluted share, for the three months ended March 31, 2026 compared to net income of $33.4 million, or $0.87 per diluted share, for the same period in 2025. This represents a 5.0 percent increase in net income and an 8.0 percent increase in diluted earnings per share for the three months ended March 31, 2026 compared to the same period in 2025. During the first quarter of 2026, 1,146,100 shares were repurchased at an average price of $43.30 per share for $49.6 million excluding excise tax and commissions. Total share repurchases for both the fourth quarter of 2025 and the first quarter of 2026 were 2,094,370 shares at an average price of $40.99 per share totaling $85.8 million excluding excise tax and commissions. The remaining capacity under the existing share repurchase program was $50.4 million at March 31, 2026.
Net interest income increased $5.1 million, or 6.1 percent to $88.4 million for the three months ended March 31, 2026 compared to $83.3 million for the same period in 2025. The net interest margin, or NIM, on an FTE basis (non-GAAP) increased 11 basis points to 3.92 percent for the three months ended March 31, 2026 compared to 3.81 percent for the same period in 2025. The increases in net interest income and NIM on an FTE basis (non-GAAP) were primarily due to the impact of lower interest rates on interest-bearing liabilities and an improvement in our funding mix due to strong customer growth which allowed for reduced levels of brokered deposits and borrowings.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The provision for credit losses increased $4.3 million to $1.3 million for the three months ended March 31, 2026 compared to negative $3.0 million for the same period in 2025. The increase was primarily due to higher net loan charge-offs and an increase in specific reserve for loans individually evaluated compared to the same period in 2025.
Noninterest income increased $3.2 million to $13.6 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase was mainly related to $2.3 million in realized losses from the repositioning of securities into longer duration, higher-yielding securities which occurred in 2025 and is not present in 2026. Noninterest expense increased $1.6 million to $56.7 million for the three months ended March 31, 2026 compared to $55.1 million in the same period in 2025. The increase in noninterest expense primarily related to higher salaries and employee benefits of $1.5 million related to increased salary, medical and incentive costs.
The provision for income taxes increased $0.7 million to $9.0 million for the three months ended March 31, 2026 compared to $8.3 million for the same period in 2025. Our effective tax rate was 20.4 percent for the three months ended March 31, 2026 compared to 19.9 percent for the three months ended March 31, 2025. The increase in our effective tax rate for the three month period ended March 31, 2026 was primarily due to an increase in pretax income and state income tax expense compared to the same period in 2025.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2026 compared to Three months ended March 31, 2025
Net Interest Income
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$153,396	$1,398	3.70%	$128,739	$1,416	4.46%
Securities, at fair value(1)(2)	997,037	9,426	3.78%	990,414	8,875	3.59%
Loans held for sale	1,002	16	6.57%	—	—	—%
Commercial real estate	3,579,903	51,234	5.80%	3,395,599	48,740	5.82%
Commercial and industrial	1,513,557	23,319	6.25%	1,535,235	25,319	6.69%
Commercial construction	387,412	6,134	6.42%	374,881	6,422	6.95%
Total Commercial Loans	5,480,872	80,687	5.97%	5,305,715	80,481	6.15%
Residential mortgage	1,701,695	22,781	5.37%	1,660,177	21,545	5.21%
Home equity	707,856	10,293	5.90%	653,113	10,148	6.30%
Installment and other consumer	87,693	1,598	7.39%	99,402	1,954	7.97%
Consumer construction	30,124	497	6.69%	45,157	763	6.86%
Total Consumer Loans	2,527,368	35,169	5.61%	2,457,849	34,410	5.64%
Total Portfolio Loans	8,008,240	115,856	5.86%	7,763,564	114,891	5.99%
Total Loans(1)(3)	8,009,242	115,872	5.86%	7,763,564	114,891	5.99%
Total other earning assets	12,806	227	7.07%	16,768	283	6.74%
Total Interest-earning Assets	9,172,481	$126,923	5.60%	8,899,485	$125,465	5.70%
Noninterest-earning assets	692,974			727,176
Total Assets	$9,865,455			$9,626,661
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$778,502	$1,782	0.93%	$779,309	$1,930	1.00%
Money market	2,245,922	14,407	2.60%	2,088,346	15,276	2.97%
Savings	873,304	1,408	0.65%	884,636	1,450	0.66%
Certificates of deposit	1,965,807	18,089	3.73%	1,860,840	19,698	4.29%
Total Interest-bearing Deposits	5,863,535	35,686	2.47%	5,613,131	38,354	2.77%
Short-term borrowings	74,162	730	3.99%	117,722	1,344	4.63%
Long-term borrowings	50,805	476	3.80%	50,886	477	3.80%
Junior subordinated debt securities	49,485	796	6.53%	49,423	874	7.17%
Total Borrowings	174,452	2,002	4.66%	218,031	2,695	5.01%
Other interest-bearing liabilities	22,862	209	3.69%	43,926	476	4.40%
Total Interest-bearing Liabilities	6,060,849	37,897	2.54%	5,875,088	41,525	2.87%
Noninterest-bearing liabilities	2,348,924			2,350,574
Shareholders' equity	1,455,682			1,400,999
Total Liabilities and Shareholders' Equity	$9,865,455			$9,626,661
Net Interest Income (FTE) (non-GAAP)(1)(2)		$89,026			$83,940
Net Interest Margin (FTE) (non-GAAP)(1)(2)			3.92%			3.81%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.
Net interest income on an FTE basis (non-GAAP) increased $5.1 million, or 6.06 percent, for the three months ended March 31, 2026 compared to the same period in 2025. The net interest margin, or NIM, on an FTE basis (non-GAAP) increased 11 basis points to 3.92 percent for the three months ended March 31, 2026 compared to 3.81 percent in the same period in 2025. The increases in net interest income and NIM on an FTE basis (non-GAAP) were primarily due to the impact of lower interest rates on interest-bearing liabilities.
Interest income on an FTE basis (non-GAAP) increased $1.5 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase in interest income on an FTE basis (non-GAAP) was primarily driven by a $245.7 million increase in total portfolio loans that more than offset the impact of declining loan yields. The average yield on loans decreased 13 basis points compared to the same period in 2025 due to lower interest rates. Interest income on an FTE basis (non-GAAP) also improved due to an increase in securities yield of 19 basis points to 3.78 percent compared to 3.59 percent in the same period in 2025. Overall, the FTE rate (non-GAAP) on interest-earning assets decreased 10 basis points for the three months ended March 31, 2026 compared to the same period in 2025.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense decreased $3.6 million for the three months ended March 31, 2026 compared to the same period in 2025. The decrease in interest expense was primarily due to a decline in interest rates. Average interest-bearing deposits increased $250.4 million for the three months ended March 31, 2026 compared to the same period in 2025. Average borrowings decreased $43.6 million for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to an increase in deposits. Overall, the cost of interest-bearing liabilities decreased 33 basis points for the three months ended March 31, 2026 compared to the same period in 2025.
The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates for the periods presented:

	Three Months Ended March 31, 2026 Compared to March 31, 2025
(dollars in thousands)	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$271	$(289)	$(18)
Securities, at fair value(1)(2)	59	491	550
Loans held for sale	16	—	16
Commercial real estate	2,645	(152)	2,493
Commercial and industrial	(357)	(1,643)	(2,000)
Commercial construction	215	(503)	(288)
Total Commercial Loans	2,503	(2,298)	205
Residential mortgage	539	699	1,238
Home equity	851	(706)	145
Installment and other consumer	(230)	(126)	(356)
Consumer construction	(254)	(12)	(266)
Total Consumer Loans	906	(145)	761
Total Portfolio Loans	3,409	(2,443)	966
Total Loans(1)(3)	3,425	(2,443)	982
Total other earning assets	(67)	11	(56)
Change in Interest Earned on Interest-earning Assets	$3,688	$(2,230)	$1,458
Interest paid on:
Interest-bearing demand	$(2)	$(146)	$(148)
Money market	1,153	(2,021)	(868)
Savings	(19)	(24)	(43)
Certificates of deposit	1,111	(2,720)	(1,609)
Total Interest-bearing Deposits	2,243	(4,911)	(2,668)
Short-term borrowings	(497)	(116)	(613)
Long-term borrowings	(1)	—	(1)
Junior subordinated debt securities	1	(79)	(78)
Total Borrowings	(497)	(195)	(692)
Other interest-bearing liabilities	(228)	(40)	(268)
Change in Interest Paid on Interest-bearing Liabilities	1,518	(5,146)	(3,628)
Change in Net Interest Income	$2,170	$2,916	$5,086
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
Provision for Credit Losses
The provision for credit losses includes provisions for losses on loans and on unfunded loan commitments. The provision for credit losses fluctuates based on changes in loan balances, loan risk ratings, net loan charge-offs and recoveries, the macro environment and our Current Expected Credit Losses, or CECL, forecast.
The provision for credit losses increased $4.3 million to $1.3 million for the three months ended March 31, 2026 compared to negative $3.0 million for the same period in 2025. The increase was primarily due to higher net loan charge-offs and an increase in specific reserve for loans individually evaluated.
Net loan charge-offs were $1.7 million for the three months ended March 31, 2026 compared to net loan charge-offs of $0.0 million for the same period in 2025. Refer to the "Allowance for Credit Losses" section of this MD&A for further details.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Net loss on sale of securities	$—	$(2,295)	$2,295	(100.0)%
Debit and credit card	4,283	4,188	95	2.3%
Service charges on deposit accounts	4,196	3,962	234	5.9%
Investment services and trust	3,369	3,084	285	9.2%
Other noninterest income	1,794	1,490	304	20.4%
Total Noninterest Income	$13,642	$10,429	$3,213	30.8%
Noninterest income increased $3.2 million to $13.6 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase was mainly related to $2.3 million in realized losses from the repositioning of securities into longer duration, higher-yielding securities which occurred in 2025 and is not present in 2026.
Noninterest Expense

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Salaries and employee benefits	$31,356	$29,853	$1,503	5.0%
Data processing and information technology	5,158	4,930	228	4.6%
Occupancy	4,592	4,302	290	6.7%
Furniture, equipment and software	3,492	3,483	9	0.3%
Other taxes	2,063	1,494	569	38.1%
Marketing	1,467	1,615	(148)	(9.2)%
Professional services and legal	1,245	1,286	(41)	(3.2)%
FDIC insurance	1,073	1,040	33	3.2%
Other	6,261	7,088	(827)	(11.7)%
Total Noninterest Expense	$56,707	$55,091	$1,616	2.9%
Noninterest expense increased $1.6 million to $56.7 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase in noninterest expense mainly related to higher salaries and employee benefits of $1.5 million primarily due to increased salary, medical and incentive costs. Other taxes increased $0.6 million primarily due to the timing of contributions to the Educational Improvement Tax Credit Program and other noninterest expense decreased $0.8 million primarily due to the same contribution timing. These contributions are reported in other expense and generate tax credits that reduce shares tax expense, which is included in other taxes.
Provision for Income Taxes
The provision for income taxes increased $0.7 million to $9.0 million for the three months ended March 31, 2026 compared to $8.3 million for the same period in 2025. Our effective tax rate was 20.4 percent for the three months ended March 31, 2026 compared to 19.9 percent for the for the three months ended March 31, 2025. The increase in our effective tax rate for the three months ended March 31, 2026 was primarily due to an increase in pretax income and state income tax expense compared to the same period in 2025.
Financial Condition at March 31, 2026
Total assets were $9.9 billion at both March 31, 2026 and December 31, 2025. Cash and due from banks increased $175.6 million related to a significant increase in deposits and a decline in loans compared to December 31, 2025. Total portfolio loans decreased $112.6 million, or 1.4 percent, to $8.0 billion at March 31, 2026 compared to December 31, 2025. The commercial loan portfolio decreased $79.0 million and the consumer loan portfolio decreased $33.6 million compared to December 31, 2025. The decline in loans related to lower fundings, reduced utilization and higher commercial real estate loan payoffs.
Securities increased $21.9 million to $1.0 billion at March 31, 2026 compared to December 31, 2025. The increase in the debt securities portfolio was primarily due to purchases offset by an increase in unrealized losses as a result of higher interest rates. The securities portfolio was in a net unrealized loss position of $42.7 million at March 31, 2026 compared to a net unrealized loss position of $34.9 million at December 31, 2025.
Total deposits increased $226.4 million, or 2.8 percent, to $8.2 billion at March 31, 2026 compared to $8.0 billion at December 31, 2025. Customer deposits increased $306.5 million, or 3.9 percent, to $8.1 billion at March 31, 2026 compared to $7.8 billion at December 31, 2025 driven by broad-based growth across all lines of business and nearly all deposit product

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

categories. The increase in customer deposits allowed for a reduction in brokered deposits which decreased $80.1 million to $100.3 million at March 31, 2026 compared to $180.4 million at December 31, 2025.
Total borrowings decreased $115.0 million to $150.3 million at March 31, 2026 compared to $265.3 million at December 31, 2025 due to strong customer deposit growth.
Total shareholders’ equity decreased by $33.2 million to $1.4 billion at March 31, 2026 compared to December 31, 2025. The decrease was primarily due to repurchases of S&T common stock of $50.2 million which includes excise tax and commissions of $0.6 million, other comprehensive loss of $5.8 million and dividends of $13.4 million offset by net income of $35.1 million. During the first quarter of 2026, 1,146,100 common shares were repurchased at an average price of $43.30 per share.
Securities Activity
The following table summarizes our securities portfolio at the dates presented:

(dollars in thousands)	March 31, 2026	December 31, 2025	$ Change
U.S. Treasury securities	$84,161	$84,507	$(346)
Obligations of U.S. government corporations and agencies	—	—	—
Collateralized mortgage obligations of U.S. government corporations and agencies	626,502	624,263	2,239
Residential mortgage-backed securities of U.S. government corporations and agencies	33,094	31,336	1,758
Commercial mortgage-backed securities of U.S. government corporations	259,505	241,262	18,243
Obligations of states and political subdivisions	4,878	4,909	(31)
Available-for-Sale Debt Securities	1,008,140	986,277	21,863
Equity securities	1,378	1,382	(4)
Total Securities Available for Sale	$1,009,518	$987,659	$21,859
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us.
The securities portfolio increased $21.9 million to $1.0 billion at March 31, 2026 compared to December 31, 2025. The increase in the debt securities portfolio was primarily related to purchases offset by an increase in unrealized losses of $7.8 million at March 31, 2026 compared to December 31, 2025 as a result of higher interest rates. Our debt securities portfolio was in a net unrealized loss position of $42.7 million at March 31, 2026 compared to a net unrealized loss position of $34.9 million at December 31, 2025. At March 31, 2026, our debt securities portfolio had gross unrealized losses of $46.3 million offset by $3.6 million of gross unrealized gains compared to gross unrealized losses of $42.4 million offset by gross unrealized gains of $7.5 million at December 31, 2025.
Loan Composition
The following table summarizes our loan portfolio at the dates presented:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Commercial
Commercial real estate	$3,532,106	44.4%	$3,626,784	44.9%	$(94,678)	(2.6)%
Commercial and industrial	1,511,082	19.0%	1,519,336	18.9%	(8,254)	(0.5)%
Commercial construction	404,012	5.0%	380,091	4.7%	23,921	6.3%
Total Commercial Loans	5,447,200	68.4%	5,526,211	68.5%	(79,011)	(1.4)%
Consumer
Consumer real estate	2,428,231	30.5%	2,454,466	30.4%	(26,235)	(1.1)%
Other consumer	83,951	1.1%	91,280	1.1%	(7,329)	(8.0)%
Total Consumer Loans	2,512,182	31.6%	2,545,746	31.5%	(33,564)	(1.3)%
Total Portfolio Loans	$7,959,382	100.0%	$8,071,957	100.0%	$(112,575)	(1.4)%
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total portfolio loans were $8.0 billion at March 31, 2026 compared to $8.1 billion at December 31, 2025. The decline in commercial loans related to reduced utilization rates and higher commercial real estate loan payoffs. Additionally, we experienced increased competition in pricing and loan structure which contributed to lower-than-anticipated new fundings for the three months ended March 31, 2026.
Commercial loans, including CRE, C&I and commercial construction comprised 68.4 percent of total portfolio loans at March 31, 2026 compared to 68.5 percent at December 31, 2025. The commercial loan portfolio decreased $79.0 million at March 31, 2026 compared to December 31, 2025 due to decreases of $94.7 million in CRE and $8.3 million in C&I offset by an increase of $23.9 million in commercial construction.
Consumer loans represent 31.6 percent of our total portfolio loans at March 31, 2026 compared to 31.5 percent at December 31, 2025. The consumer loan portfolio decreased $33.6 million at March 31, 2026 compared to December 31, 2025 due to decreases of $26.2 million in consumer real estate and $7.3 million in other consumer loans. At both March 31, 2026 and December 31, 2025, 23 percent of our total loans were adjustable rate, 37 percent were floating rate and 40 percent were fixed rate.

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
The following table presents activity in the ACL for the period presented:

	Three Months Ended March 31, 2026
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$29,357	$29,142	$4,400	$11,335	$16,297	$2,647	$93,178
Provision for credit losses on loans(1)	(974)	1,684	253	120	147	550	1,780
Charge-offs	—	(198)	—	(554)	(301)	(882)	(1,935)
Recoveries	2	65	—	18	38	125	248
Net Recoveries (Charge-offs)	2	(133)	—	(536)	(263)	(757)	(1,687)
Balance at End of Period	$28,385	$30,693	$4,653	$10,919	$16,181	$2,440	$93,271
(1) Excludes the provision for credit losses for unfunded commitments.
The following table presents key ACL ratios for the periods presented:

	March 31, 2026	December 31, 2025
Ratio of net charge-offs to average loans outstanding(1)	0.09%	0.18%
Allowance for credit losses as a percentage of total portfolio loans	1.17%	1.15%
Allowance for credit losses to nonaccrual loans	187%	168%
(1) Year-to-date net charge-offs annualized

The ACL increased $0.1 million to $93.3 million, or 1.17 percent of total portfolio loans, at March 31, 2026 compared to $93.2 million, or 1.15 percent of total portfolio loans, at December 31, 2025. The increase in the ACL and ACL as a percentage of total portfolio loans was primarily due to an increase of $1.0 million in specific reserves for loans individually evaluated and higher special mention loans which was partially offset by lower substandard and total loan balances.
Substandard loans decreased $10.5 million to $114.6 million at March 31, 2026 compared to $125.1 million at December 31, 2025. The decrease in the amount of substandard loans was primarily due to loan paydowns. Special mention loans increased $57.8 million to $126.8 million at March 31, 2026 compared to $69.0 million at December 31, 2025. The increase in special mention loans was related to downgrades of three C&I relationships and one CRE relationship.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming assets, or NPAs, consist of nonaccrual loans and OREO. The following represents NPAs at the dates presented:

(dollars in thousands)	March 31, 2026	December 31, 2025	$ Change
Nonaccrual Loans
Commercial real estate	$17,764	$17,373	$391
Commercial and industrial	18,607	25,575	(6,968)
Commercial construction	869	869	—
Consumer real estate	12,568	11,583	985
Other Consumer	141	158	(17)
Total Nonaccrual Loans	49,949	55,558	(5,609)
OREO	—	57	(57)
Total Nonperforming Assets	$49,949	$55,615	$(5,666)
Asset Quality Ratios:
Nonaccrual loans as a percent of total portfolio loans	0.63%	0.69%	(0.06)%
Nonperforming assets as a percent of total portfolio loans plus OREO	0.63%	0.69%	(0.06)%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past the contractual due date. Nonaccrual loans decreased $5.7 million to $49.9 million at March 31, 2026 compared to $55.6 million at December 31, 2025. The decrease in nonaccrual loans was primarily due to paydowns in the C&I portfolio.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits
Deposits are our primary source of funds. The following table presents the composition of deposits at the dates presented:

(dollars in thousands)	March 31, 2026	December 31, 2025	$ Change
Customer Deposits
Noninterest-bearing demand	$2,273,411	$2,160,645	$112,766
Interest-bearing demand	784,326	790,278	(5,952)
Money market	2,164,415	2,016,560	147,855
Savings	883,213	862,118	21,095
Certificates of deposit	1,979,492	1,948,792	30,700
Total Customer Deposits	8,084,857	7,778,393	306,464
Brokered Deposits
Money market	100,362	180,438	(80,076)
Total Brokered Deposits	100,362	180,438	(80,076)
Total Deposits	$8,185,219	$7,958,831	$226,388
Total deposits increased $226.4 million, or 2.8 percent, at March 31, 2026 compared to December 31, 2025 as a result of our continued focus on growing our deposit franchise. Customer deposits increased $306.5 million, or 3.9 percent, compared to December 31, 2025, driven by broad-based growth across all lines of business and nearly all product categories. While most of this increase reflects growth in our customer deposit base, a portion relates to seasonality and temporary inflows that are not expected to remain. Growth in customer deposits also enabled a reduction in brokered deposits, which decreased $80.1 million from December 31, 2025. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
As a member of the IntraFi network, we are able to offer our customers insurance coverage on interest-bearing demand, money market and certificates of deposit balances in excess of the FDIC insurance limits. IntraFi balances were $330.4 million at March 31, 2026 compared to $317.3 million at December 31, 2025.
We had total uninsured deposits of $2.9 billion, or 35.8 percent of our total deposit base, at March 31, 2026 compared to $2.7 billion, or 33.7 percent of our total deposit base, at December 31, 2025.
Borrowings
Borrowings are an additional source of funding for us. Short-term borrowings are for terms under or equal to one year and are comprised of FHLB Advances. Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances and finance leases. Total borrowings decreased $115.0 to $150.3 million at March 31, 2026 compared to $265.3 million at December 31, 2025 due to strong customer deposit growth and lower loan balances.
The following table presents the composition of total borrowings at the dates presented:

(dollars in thousands)	March 31, 2026	December 31, 2025	$ Change
Short-term borrowings	$50,000	$165,000	$(115,000)
Long-term borrowings	50,794	50,815	(21)
Junior subordinated debt securities	49,493	49,478	15
Total Borrowings	$150,287	$265,293	$(115,006)
Information pertaining to short-term borrowings is summarized in the table below for the three months ended March 31, 2026 and for the twelve months ended December 31, 2025:

	Short-Term Borrowings
(dollars in thousands)	March 31, 2026	December 31, 2025
Balance at the period end	$50,000	$165,000
Average balance during the period	$74,162	$111,453
Average interest rate during the period	3.99%	4.53%
Maximum month-end balance during the period	$115,000	$165,000
Average interest rate at the period end	3.73%	3.93%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information for long-term borrowings and junior subordinated debt securities is summarized in the tables below for the three months ended March 31, 2026 and for the twelve months ended December 31, 2025:

	Long-Term Borrowings
(dollars in thousands)	March 31, 2026	December 31, 2025
Balance at the period end	$50,794	$50,815
Average balance during the period	$50,805	$50,856
Average interest rate during the period	3.80%	3.80%
Maximum month-end balance during the period	$50,809	$50,890
Average interest rate at the period end	3.74%	3.75%

	Junior Subordinated Debt Securities
(dollars in thousands)	March 31, 2026	December 31, 2025
Balance at the period end	$49,493	$49,478
Average balance during the period	$49,485	$49,446
Average interest rate during the period	6.53%	7.04%
Maximum month-end balance during the period	$49,493	$49,478
Average interest rate at the period end	6.26%	6.33%
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
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing deposits and attract new deposits, mitigating any funding dependency on other more volatile funding sources. Refer to the "Financial Condition at March 31, 2026 - Deposits" section of this MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program. Additional funding sources accessible to us include borrowing availability at the FHLB, Federal Reserve Discount Window through the Borrower-in-Custody Program, federal funds lines with other financial institutions and the brokered deposit market.
Available borrowing capacity exceeds uninsured deposits of $2.9 billion at March 31, 2026. The following table summarizes funding sources available at the dates presented:

	March 31, 2026			December 31, 2025
(dollars in thousands)	Borrowing Capacity	Balance (1)	Available	Borrowing Capacity	Balance (1)	Available
FHLB(1)	$2,117,159	$266,539	$1,850,620	$2,132,446	$339,614	$1,792,832
Borrower-in-Custody Program	2,115,033	—	2,115,033	2,124,366	—	2,124,366
Total	$4,232,192	$266,539	$3,965,653	$4,256,812	$339,614	$3,917,198
(1) FHLB balances include advances, letters of credit, interest due on advances and the credit enhancement obligation on mortgages sold to the FHLB.
We have contractual obligations representing required future payments on certificates of deposit, junior subordinated debt securities, short-term borrowings, long-term borrowings, operating and capital leases, funding commitments on tax credit equity investments and purchase obligations. See the "Liquidity and Capital Resources" section presented in our 2025 Form 10-K under Part II, Item 7- "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for more information on these future cash outflows. There have been no material changes to the contractual obligations previously disclosed in our 2025 Form 10-K.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly to meet financial obligations. ALCO

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At March 31, 2026, S&T Bank had $1.0 billion in highly liquid assets which consisted primarily of $276.0 million in interest-bearing deposits with banks and $763.0 million in unpledged securities. This resulted in a highly liquid assets to total assets ratio of 10.5 percent at March 31, 2026.
We continue to maintain a strong capital position with our capital ratios in excess of the well-capitalized regulatory guidelines. The following table summarizes capital amounts and ratios for S&T and S&T Bank at the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	March 31, 2026		December 31, 2025
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$1,127,098	11.82%	$1,154,736	12.18%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	1,103,098	14.18%	1,130,736	14.32%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,127,098	14.49%	1,154,736	14.62%
Total capital to risk-weighted assets	8.00%	10.00%	1,249,357	16.06%	1,278,474	16.19%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$1,078,156	11.31%	$1,128,495	11.91%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	1,078,156	13.87%	1,128,495	14.30%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,078,156	13.87%	1,128,495	14.30%
Total capital to risk-weighted assets	8.00%	10.00%	1,200,374	15.44%	1,252,175	15.86%
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. We have not issued any securities pursuant to this shelf registration statement at March 31, 2026.

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
The table below reflects the rate shock analyses results for the 1-12 and 13-24 month periods of pretax net interest income and EVE:

	March 31, 2026			December 31, 2025
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	7.1	11.4	(10.6)	1.7	9.4	(12.4)
300	5.1	8.3	(6.6)	1.1	6.9	(7.9)
200	3.6	5.9	(2.7)	0.9	5.0	(3.6)
100	1.9	3.3	(0.2)	0.6	2.9	(0.6)
-100	(3.0)	(4.9)	(3.4)	(1.8)	(4.5)	(3.1)
-200	(6.3)	(10.7)	(10.4)	(4.0)	(10.2)	(9.7)
-300	(10.0)	(17.6)	(22.0)	(6.8)	(17.0)	(21.2)
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
Our rate shock analyses show more improvement in the percentage change in pretax net interest income in the 1-12 month rates up scenarios when comparing March 31, 2026 to December 31, 2025 primarily because of temporary increased cash levels which were used to reduce wholesale funding. The remaining impact is due to increased floating rate loans and upcoming maturities within our receive-fixed balance sheet swap portfolio. The percentage change in pretax net interest income in the 1-12 month rates down scenarios remain relatively unchanged when comparing March 31, 2026 to December 31, 2025. Our rate shock analyses remain relatively unchanged in the percentage change in pretax net interest income in the 13-24 month scenarios when comparing March 31, 2026 to December 31, 2025. Our EVE analyses remain relatively unchanged in the

S&T BANCORP, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
percentage change in pretax net interest income in the 13-24 month scenarios when comparing March 31, 2026 to December 31, 2025.
In addition to rate shocks and EVE analyses, we perform a market risk stress test at least annually. The market risk stress test includes sensitivity analyses and simulations. Sensitivity analyses are performed to help us identify which model assumptions cause the greatest impact on pretax net interest income. Sensitivity analyses may include changing prepayment behavior of loans and securities with optionality and the impact of interest rate changes on non-maturity deposit products. Simulation analyses may include the potential impact of more dynamic rate changes beyond rate shocks, yield curve shape changes, significant balance mix changes and various growth scenarios.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of March 31, 2026. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2026, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

S&T BANCORP, INC. AND SUBSIDIARIES

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes to the risk factors that we have previously disclosed in Part I, Item 1A – “Risk Factors” in our 2025 Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table is a summary of our purchases of common stock during the first quarter of 2026:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan(1)
01/01/2026-01/31/2026	184,000	$42.05	184,000	$92,263,396

02/01/2026-02/28/2026	799,100	43.72	799,100	57,326,149

03/01/2026-03/31/2026	163,000	42.62	163,000	50,379,376
Total	1,146,100	$43.30	1,146,100	$50,379,376
(1)Excludes excise tax and commissions.

On January 21, 2026, our Board of Directors authorized a new $100 million share repurchase program effective January 26, 2026 which is set to expire February 1, 2027. The new program authorizes the share repurchase of S&T's common stock from time to time through a combination of open market and privately negotiated transactions up to the authorized $100 million aggregate value of S&T's common stock. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of the common stock, applicable securities laws and other legal and contractual requirements, as well as S&T's financial performance. The repurchase program does not obligate S&T to repurchase any particular number of shares and may be extended, modified or discontinued at any time. At March 31, 2026, 1,146,100 shares were repurchased under the new plan, at an average price of $43.30 per share, for $49.6 million excluding excise tax and commissions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
(c) During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer
10.1
Employment Agreement, dated April 2, 2026, by and between S&T Bancorp, Inc. and Christopher J. McComish. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on April 6, 2026, and incorporated herein by reference.*

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

S&T Bancorp, Inc. (Registrant)

May 7, 2026	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)