Form 10-Q
period 2026-06-30
S&T BANCORP INC
filed 2026-08-06
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $2.50 Par Value - 35,265,492 shares as of August 4, 2026

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $146,384 and $106,286 at June 30, 2026 and December 31, 2025	$217,819	$163,436
Securities available for sale, at fair value	1,013,305	987,659
Loans held for sale	4,695	1,010
Portfolio loans, net of unearned income	8,058,386	8,071,957
Allowance for credit losses	(93,320)	(93,178)
Portfolio loans, net	7,965,066	7,978,779
Bank owned life insurance	86,584	85,421
Premises and equipment, net	42,731	43,855
Federal Home Loan Bank and other restricted stock, at cost	16,796	16,030
Goodwill	373,424	373,424
Other intangible assets, net	1,887	2,251
Other assets	221,706	219,115
Total Assets	$9,944,013	$9,870,980
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,256,542	$2,160,645
Interest-bearing demand	769,495	790,278
Money market	2,183,937	2,196,998
Savings	881,967	862,118
Certificates of deposit	1,994,142	1,948,792
Total Deposits	8,086,083	7,958,831
Short-term borrowings	200,000	165,000
Long-term borrowings	25,773	50,815
Junior subordinated debt securities	49,508	49,478
Other liabilities	178,834	182,979
Total Liabilities	8,540,198	8,407,103
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at June 30, 2026 and December 31, 2025 Outstanding—35,264,936 shares at June 30, 2026 and 37,402,705 shares at December 31, 2025	103,623	103,623
Additional paid-in capital	411,087	412,969
Retained earnings	1,165,350	1,120,297
Accumulated other comprehensive loss	(49,345)	(41,707)
Treasury stock — 6,184,508 shares at June 30, 2026 and 4,046,739 shares at December 31, 2025, at cost	(226,900)	(131,305)
Total Shareholders’ Equity	1,403,815	1,463,877
Total Liabilities and Shareholders’ Equity	$9,944,013	$9,870,980
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Loans, including fees	$116,960	$117,696	$232,254	$232,036
Investment Securities:
Taxable	10,756	10,846	21,516	20,919
Tax-exempt	34	35	68	192
Dividends	309	329	554	607
Total Interest and Dividend Income	128,059	128,906	254,392	253,754
INTEREST EXPENSE
Deposits	35,399	39,056	71,085	77,410
Borrowings, junior subordinated debt securities and other	2,280	3,278	4,491	6,449
Total Interest Expense	37,679	42,334	75,576	83,859
NET INTEREST INCOME	90,380	86,572	178,816	169,895
Provision for credit losses	1,112	1,974	2,439	(1,066)
Net Interest Income After Provision for Credit Losses	89,268	84,598	176,377	170,961
NONINTEREST INCOME
Net gain (loss) on sale of securities	169	—	169	(2,295)
Debit and credit card	4,695	4,588	8,978	8,776
Service charges on deposit accounts	4,290	4,090	8,486	8,052
Investment services and trust	3,563	3,042	6,932	6,126
Other	2,143	1,780	3,937	3,270
Total Noninterest Income	14,860	13,500	28,502	23,929
NONINTEREST EXPENSE
Salaries and employee benefits	32,680	32,907	64,036	62,760
Data processing and information technology	5,163	4,847	10,321	9,777
Occupancy	4,074	4,024	8,666	8,326
Furniture, equipment and software	3,524	3,352	7,016	6,835
Other taxes	1,773	2,088	3,836	3,582
Marketing	1,876	1,490	3,343	3,105
Professional services and legal	1,286	1,739	2,531	3,025
FDIC insurance	1,074	1,062	2,147	2,102
Other	7,214	6,605	13,475	13,693
Total Noninterest Expense	58,664	58,114	115,371	113,205
Income Before Taxes	45,464	39,984	89,508	81,685
Income tax expense	8,821	8,084	17,793	16,384
Net Income	$36,643	$31,900	$71,715	$65,301
Earnings per share—basic	$1.03	$0.83	$1.98	$1.71
Earnings per share—diluted	$1.02	$0.83	$1.96	$1.69
Dividends declared per share	$0.37	$0.34	$0.73	$0.68
Comprehensive Income	$34,774	$40,133	$64,077	$89,891
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2025
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at March 31, 2025	$103,623	$412,787	$1,059,367	$(60,635)	$(97,108)	$1,418,034
Net Income for the three months ended June 30, 2025	—	—	31,900	—	—	31,900
Other comprehensive income, net of tax	—	—	—	8,233	—	8,233
Cash dividends declared ($0.34 per share)	—	—	(13,101)	—	—	(13,101)
Treasury stock issued for restricted stock awards, net of forfeitures (84,149 shares)	—	(3,818)	—	—	2,323	(1,495)
Recognition of restricted stock compensation expense	—	1,922	—	—	—	1,922
Balance at June 30, 2025	$103,623	$410,891	$1,078,166	$(52,402)	$(94,785)	$1,445,493
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2026
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at March 31, 2026	$103,623	$413,929	$1,141,963	$(47,476)	$(181,358)	$1,430,681
Net income for the three months ended June 30, 2026	—	—	36,643	—	—	36,643
Other comprehensive loss, net of tax	—	—	—	(1,869)	—	(1,869)
Cash dividends declared ($0.37 per share)	—	—	(13,256)	—	—	(13,256)
Treasury stock issued for restricted stock awards, net of forfeitures (80,211 shares)	—	(4,251)	—	—	2,545	(1,706)
Repurchase of S&T stock (1,074,924 shares)	—	—	—	—	(48,087)	(48,087)
Recognition of restricted stock compensation expense	—	1,409	—	—	—	1,409
Balance at June 30, 2026	$103,623	$411,087	$1,165,350	$(49,345)	$(226,900)	$1,403,815
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Six Months Ended June 30, 2025
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2025	$103,623	$411,785	$1,039,035	$(76,992)	$(97,157)	$1,380,294
Net income for the six months ended June 30, 2025	—	—	65,301	—	—	65,301
Other comprehensive income, net of tax	—	—	—	24,590	—	24,590
Cash dividends declared ($0.68 per share)	—	—	(26,170)	—	—	(26,170)
Treasury stock issued for restricted stock awards, net of forfeitures (85,999 shares)	—	(3,908)	—	—	2,372	(1,536)
Recognition of restricted stock compensation expense	—	3,014	—	—	—	3,014
Balance at June 30, 2025	$103,623	$410,891	$1,078,166	$(52,402)	$(94,785)	$1,445,493
See Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2026
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2026	$103,623	$412,969	$1,120,297	$(41,707)	$(131,305)	$1,463,877
Net income for the six months ended June 30, 2026	—	—	71,715	—	—	71,715
Other comprehensive loss, net of tax	—	—	—	(7,638)	—	(7,638)
Cash dividends declared ($0.73 per share)	—	—	(26,662)	—	—	(26,662)
Treasury stock issued for restricted stock awards, net of forfeitures (83,255 shares)	—	(4,400)	—	—	2,666	(1,734)
Repurchase of S&T Stock (2,221,024 shares)	—	—	—	—	(98,261)	(98,261)
Recognition of restricted stock compensation expense	—	2,518	—	—	—	2,518
Balance at June 30, 2026	$103,623	$411,087	$1,165,350	$(49,345)	$(226,900)	$1,403,815
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$70,331	$57,194
INVESTING ACTIVITIES
Purchases of securities	(139,127)	(113,637)
Proceeds from maturities, prepayments and calls of securities	71,506	57,437
Proceeds from sales of securities	33,042	47,038
Purchases of Federal Home Loan Bank stock	(766)	(586)
Net decrease (increase) in loans	3,987	(192,294)
Proceeds from sale of portfolio loans	7,040	—
Purchases of premises and equipment, net of proceeds from sales	(1,816)	(2,916)
Net payments from cash flow hedge	(1,304)	(3,972)
Net Cash Used in Investing Activities	(27,438)	(208,930)
FINANCING ACTIVITIES
Net increase in demand, money market and savings deposits	81,902	119,995
Net increase in certificates of deposit	45,350	17,808
Net increase in short-term borrowings	35,000	—
Repayments on long-term borrowings	(25,042)	(40)
Repurchase of shares for taxes on restricted stock	(1,734)	(1,536)
Cash dividends paid to common shareholders	(26,697)	(26,193)
Repurchase of common stock	(97,289)	—
Net Cash Provided by Financing Activities	11,490	110,034
Net increase (decrease) in cash and due from banks	54,383	(41,702)
Cash and due from banks at beginning of period	163,436	244,820
Cash and Due From Banks at End of Period	$217,819	$203,118

Supplemental Disclosures
Right of use assets obtained in exchange for lease obligations	$—	$2,400
Cash paid for interest	$76,985	$86,041
Cash paid for federal income taxes, net of refunds	$16,500	$10,450
Cash paid for state income taxes, net of refunds	$526	$663
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Standards Updates, or ASU, or Updated
There were no recently adopted accounting standards updates in the second quarter of 2026.
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
Interim Reporting (Topic 270)—Narrow-Scope Improvements
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270)—Narrow-Scope Improvements to improve the navigability of the required interim disclosures and clarify when the guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods beginning after December 15, 2028. Early adoption is permitted. This ASU is not expected to have a material impact on disclosures.
NOTE 2. EARNINGS PER SHARE
The treasury stock method was used to determine earnings per share for the three and six months ended June 30, 2026 and 2025. The following table reconciles the numerators and denominators of basic and diluted EPS calculations for the periods presented:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Numerator for Earnings per Share—Basic and Diluted:
Net income	$36,643	$31,900	$71,715	$65,301

Denominator for Earnings per Share:
Weighted Average Shares Outstanding—Basic	35,717,383	38,337,851	36,283,830	38,299,511
Add: Potentially dilutive shares	293,066	299,549	307,191	319,230
Denominator—Diluted	36,010,449	38,637,400	36,591,021	38,618,741

Earnings per share—basic	$1.03	$0.83	$1.98	$1.71
Earnings per share—diluted	$1.02	$0.83	$1.96	$1.69
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	76	55	109	28

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
There have been no changes in our valuation methodologies during the three and six months ended June 30, 2026. Refer to Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2025 Form 10-K for more information on the valuation methodologies that we use for financial instruments recorded at fair value on a recurring or nonrecurring basis.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	June 30, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$54,360	$—	$—	$54,360
Collateralized mortgage obligations of U.S. government corporations and agencies(1)	—	641,891	—	641,891
Residential mortgage-backed securities of U.S. government corporations and agencies(1)	—	31,916	—	31,916
Commercial mortgage-backed securities of U.S. government corporations	—	277,442	—	277,442
Obligations of states and political subdivisions	—	4,850	—	4,850
Total Available-for-Sale Debt Securities	54,360	956,099	—	1,010,459
Equity securities	2,846	—	—	2,846
Total Securities Available for Sale	57,206	956,099	—	1,013,305
Securities held in a deferred compensation plan	12,152	—	—	12,152
Derivative financial assets:
Interest rate swap contracts - commercial loans	—	34,965	—	34,965
Interest rate lock commitments - mortgage loans	—	—	91	91
Total Assets	$69,358	$991,064	$91	$1,060,513
LIABILITIES
Derivative financial liabilities:
Interest rate swap contracts - commercial loans	$—	$35,194	$—	$35,194
Interest rate swap contracts - cash flow hedge	—	1,522	—	1,522
Total Liabilities	$—	$36,716	$—	$36,716
(1)Collateralized mortgage obligations and residential mortgage-backed securities consist primarily of securities guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.

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
(1)Collateralized mortgage obligations and residential mortgage-backed securities consist primarily of securities guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recorded at the lower of cost or fair value in our consolidated financial statements and are remeasured only when events or circumstances indicate impairment. At June 30, 2026, individually evaluated loans of $8.6 million were measured at fair value on a nonrecurring basis and classified as Level 3. At December 31, 2025 individually evaluated loans of $10.6 million were classified as Level 3 and $5.3 million were classified as Level 2. There were no liabilities measured at fair value on a nonrecurring basis at both June 30, 2026 and December 31, 2025.
Significant unobservable inputs used in the fair value measurements of Level 3 assets on a nonrecurring basis at June 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	June 30, 2026	Valuation Technique	Significant Unobservable Inputs(1)	Collateral Adjustment(2)
Loans individually evaluated	$8,559	Collateral based valuation	Collateral adjustments	25%
(1)Represents discount adjustments to collateral values related to anticipated collection rates of accounts receivable based on management judgment.
(2)Represents the collateral adjustment of one loan.

(dollars in thousands)	December 31, 2025	Valuation Technique	Significant Unobservable Inputs(1)	Collateral Adjustment(2)
Loans individually evaluated	$10,641	Collateral based valuation	Collateral adjustments	10%
(1)Represents discount adjustments to collateral values related to anticipated collection rates of accounts receivable based on management judgment.
(2)Represents the collateral adjustment of one loan.
Fair Value of Financial Instruments
The following tables present the carrying values and fair values of our financial instruments at the dates presented:

	Carrying Value(1)	Fair Value Measurements at June 30, 2026
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$217,819	$217,819	$217,819	$—	$—
Securities available for sale	1,013,305	1,013,305	57,206	956,099	—
Loans held for sale	4,695	4,695	—	4,695	—
Portfolio loans, net	7,965,066	7,786,180	—	—	7,786,180
Securities held in a deferred compensation plan	12,152	12,152	12,152	—	—
Mortgage servicing rights	4,860	7,989	—	—	7,989
Interest rate swap contracts - commercial loans	34,965	34,965	—	34,965	—
Interest rate lock commitments - mortgage loans	91	91	—	—	91
LIABILITIES
Deposits	$8,086,083	$8,079,694	$6,091,941	$1,987,753	$—
Collateral payable	31,837	31,837	31,837	—	—
Short-term borrowings	200,000	200,000	—	200,000	—
Long-term borrowings	25,773	25,768	—	25,768	—
Junior subordinated debt securities	49,508	49,508	—	49,508	—
Interest rate swap contracts - commercial loans	35,194	35,194	—	35,194	—
Interest rate swap contracts - cash flow hedge	1,522	1,522	—	1,522	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Value(1)	Fair Value Measurements at December 31, 2025
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$163,436	$163,436	$163,436	$—	$—
Securities available for sale	987,659	987,659	85,889	901,770	—
Loans held for sale	1,010	1,010	—	1,010
Portfolio loans, net	7,978,779	7,807,824	—	—	7,807,824
Collateral receivable	2	2	2	—	—
Securities held in a deferred compensation plan	14,212	14,212	14,212	—	—
Mortgage servicing rights	5,034	8,034	—	—	8,034
Interest rate swaps - commercial loans	33,669	33,669	—	33,669	—
Interest rate lock commitments	81	81	—	—	81
LIABILITIES
Deposits	$7,958,831	$7,956,632	$6,010,039	$1,946,593	$—
Collateral payable	26,964	26,964	26,964	—	—
Short-term borrowings	165,000	165,000	—	165,000	—
Long-term borrowings	50,815	50,856	—	50,856	—
Junior subordinated debt securities	49,478	49,478	—	49,478	—
Interest rate swaps - commercial loans	33,990	33,990	—	33,990	—
Interest rate swaps - cash flow hedge	2,024	2,024	—	2,024	—
(1) As reported in the Consolidated Balance Sheets
NOTE 4. SECURITIES
The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	June 30, 2026	December 31, 2025
Debt securities	$1,010,459	$986,277
Equity securities	2,846	1,382
Total Securities Available for Sale	$1,013,305	$987,659
The following table presents the amortized cost and fair value of available-for-sale debt securities at the dates presented:

	June 30, 2026				December 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$55,399	$13	$(1,052)	$54,360	$86,381	$110	$(1,984)	$84,507
Collateralized mortgage obligations of U.S. government corporations and agencies(2)	677,097	797	(36,003)	641,891	650,314	4,961	(31,012)	624,263
Residential mortgage-backed securities of U.S. government corporations and agencies(2)	36,669	5	(4,758)	31,916	35,994	7	(4,665)	31,336
Commercial mortgage-backed securities of U.S. government corporations	282,228	523	(5,309)	277,442	243,571	2,411	(4,720)	241,262
Obligations of states and political subdivisions	4,849	1	—	4,850	4,902	7	—	4,909
Total Available-for-Sale Debt Securities(1)	$1,056,242	$1,339	$(47,122)	$1,010,459	$1,021,162	$7,496	$(42,381)	$986,277
(1) Excludes interest receivable of $3.4 million at June 30, 2026 and $3.3 million at December 31, 2025. Interest receivable is included in other assets in the Consolidated Balance Sheets.
(2)Collateralized mortgage obligations and residential mortgage-backed securities consist primarily of securities guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category at the dates presented:

	June 30, 2026
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	1	$9,841	$(57)	4	$39,522	$(995)	5	$49,363	$(1,052)
Collateralized mortgage obligations of U.S. government corporations and agencies	29	235,534	(2,939)	52	260,286	(33,064)	81	495,820	(36,003)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	2,490	(28)	11	29,271	(4,730)	12	31,761	(4,758)
Commercial mortgage-backed securities of U.S. government corporations	12	113,228	(1,282)	7	79,639	(4,027)	19	192,867	(5,309)
Total	43	$361,093	$(4,306)	74	$408,718	$(42,816)	117	$769,811	$(47,122)

	December 31, 2025
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	7	$69,409	$(1,984)	7	$69,409	$(1,984)
Collateralized mortgage obligations of U.S. government corporations and agencies	4	34,993	(52)	55	299,732	(30,960)	59	334,725	(31,012)
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	15	31,171	(4,665)	15	31,171	(4,665)
Commercial mortgage-backed securities of U.S. government corporations	1	9,943	(29)	10	114,107	(4,691)	11	124,050	(4,720)
Total	5	$44,936	$(81)	87	$514,419	$(42,300)	92	$559,355	$(42,381)
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit impairment or other factors. We do not believe any individual unrealized loss as of June 30, 2026 represents a credit impairment. The unrealized losses on debt securities were attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security. As of June 30, 2026, we do not intend to sell, and it is more likely than not that we will not be required to sell, the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated other comprehensive loss, for the periods presented:

	June 30, 2026			December 31, 2025
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Total unrealized gains (losses) on available-for-sale debt securities	$1,339	$(47,122)	$(45,783)	$7,496	$(42,381)	$(34,885)
Income tax (expense) benefit	(288)	10,143	9,855	(1,614)	9,123	7,509
Net Unrealized Losses, Net of Tax Included in Accumulated Other Comprehensive Loss	$1,051	$(36,979)	$(35,928)	$5,882	$(33,258)	$(27,376)
The amortized cost and fair value of available-for-sale debt securities at June 30, 2026 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2026
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies and obligations of states and political subdivisions
Due in one year or less	$20,080	$20,031
Due after one year through five years	30,270	29,337
Due after five years through ten years	9,898	9,842
Due after ten years	—	—
Available-for-Sale Debt Securities With Fixed Maturities	60,248	59,210
Debt Securities without a single maturity date
Collateralized mortgage obligations of U.S. government corporations and agencies	677,097	641,891
Residential mortgage-backed securities of U.S. government corporations and agencies	36,669	31,916
Commercial mortgage-backed securities of U.S. government corporations	282,228	277,442
Total Available-for-Sale Debt Securities	$1,056,242	$1,010,459
Debt securities are pledged in order to meet various regulatory and legal requirements. Restricted pledged securities had a carrying value of $40.4 million at June 30, 2026 and $38.3 million at December 31, 2025. Unrestricted pledged securities had a carrying value of $204.5 million at June 30, 2026 and $202.0 million at December 31, 2025. Any sales of or changes to the pledged status of restricted pledged securities requires approval of the beneficiary. Approval is not required in order to sell or make changes to the pledged status for unrestricted pledged securities.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are presented net of unearned income. Unearned income consisted of net deferred loan fees and costs of $3.6 million at June 30, 2026 and $4.8 million at December 31, 2025 and a discount related to purchase accounting fair value adjustments of $1.7 million at June 30, 2026 and $2.0 million at December 31, 2025.
The following table summarizes the composition of our loan portfolio at the dates presented:

(dollars in thousands)	June 30, 2026	December 31, 2025
Commercial real estate	$2,784,318	$2,921,761
Commercial and industrial	1,408,034	1,330,605
Commercial construction	466,210	365,377
Business banking	1,289,133	1,315,863
Consumer real estate	2,030,605	2,047,071
Other consumer	80,086	91,280
Total Portfolio Loans	$8,058,386	$8,071,957
Loans held for sale	4,695	1,010
Total Loans(1)	$8,063,081	$8,072,967
(1)Excludes interest receivable of $32.4 million at June 30, 2026 and $33.4 million at December 31, 2025. Interest receivable is included in other assets in the Consolidated Balance Sheets.
Modifications to Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost of loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented:

	Three Months Ended June 30, 2026
(dollars in thousands)	Term Extension	Term Extension and Payment Delays	Total	% of Portfolio Segment
Commercial real estate	$—	$3,520	$3,520	0.13%
Commercial and industrial	—	1,883	1,883	0.13%
Consumer real estate	231	—	231	0.01%
Total	$231	$5,403	$5,634	0.07%

	Three Months Ended June 30, 2025
(dollars in thousands)	Term Extension	Term Extension and Payment Delays	Total	% of Portfolio Segment
Commercial and industrial	$9,549	$—	$9,549	0.72%
Consumer real estate	14	630	644	0.03%
Total	$9,563	$630	$10,193	0.13%

	Six Months Ended June 30, 2026
(dollars in thousands)	Term Extension	Term Extension and Payment Delays	Total	% of Portfolio Segment
Commercial real estate	$—	$3,520	$3,520	0.13%
Commercial and industrial	4,038	14,032	18,070	1.28%
Business banking	18	—	18	—%
Consumer real estate	369	—	369	0.02%
Total	$4,425	$17,552	$21,977	0.27%

	Six Months Ended June 30, 2025
(dollars in thousands)	Term Extension	Term Extension and Payment Delays	Total	% of Portfolio Segment
Commercial and industrial	$9,549	$2,042	$11,591	0.88%
Consumer real estate	276	630	906	0.05%
Total	$9,825	$2,672	$12,497	0.16%

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables describe the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension and Payment Delays (in months)	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension and Payment Delays (in months)
Commercial real estate	—	14	—	14
Commercial and industrial	—	6	12	4
Business banking	—	—	12	—
Consumer real estate	276	—	303	—

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension and Payment Delays (in months)	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension and Payment Delays (in months)
Commercial and industrial	7	—	7	13
Consumer real estate	96	13	121	13
We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following tables present an aging analysis since the date of modification for loans to borrowers experiencing financial difficulty that were modified in the last 12 months as of the dates presented:

	June 30, 2026
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$3,538	$—	$—	$—	$3,538
Commercial and industrial	22,372	—	—	10,189	32,561
Consumer real estate	537	—	—	135	672
Total	$26,447	$—	$—	$10,324	$36,771

	June 30, 2025
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$541	$—	$—	$—	$541
Commercial and industrial	11,591	—	—	—	11,591
Consumer real estate	995	117	98	75	1,285
Total	$13,127	$117	$98	$75	$13,417
A payment default is defined as a loan having a payment past due 90 days or more. There were two payment defaults on previously modified loans to borrowers experiencing financial difficulty in the amount of $10.3 million during the three months ended June 30, 2026 and three payment defaults in the amount of $13.7 million during the six months ended June 30, 2026 compared to one payment default in the amount of $0.1 million during the three months ended June 30, 2025 and two payment defaults in the amount of $3.9 million during the six months ended June 30, 2025. Additionally, we had twelve commitments to lend an additional $1.7 million to borrowers experiencing financial difficulty that had a modification during the twelve months ended June 30, 2026 and eleven commitments to lend an additional $0.1 million to borrowers experiencing financial difficulty that had a modification during the same period in 2025.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Substandard—A substandard loan is not adequately protected by the net worth and/or paying capacity of the borrower or by the collateral pledged, if any. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
Doubtful—Loans classified doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.The following tables present loan balances by year of origination and internally

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
assigned risk rating for our portfolio segments at the dates presented:

	June 30, 2026
	Risk Rating by Year of Origination
(dollars in thousands)	2026	2025	2024	2023	2022	2021 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Pass	$136,999	$474,872	$333,754	$288,371	$267,047	$1,160,002	$36,559	$—	$2,697,604
Special mention	—	4,275	2,569	4,539	8,262	43,159	1,330	—	64,134
Substandard	—	—	—	—	730	21,850	—	—	22,580
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate	136,999	479,147	336,323	292,910	276,039	1,225,011	37,889	—	2,784,318
Year-to-date Gross Charge-offs	—	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	142,993	152,649	87,518	100,038	113,176	218,578	477,506	—	1,292,458
Special mention	—	1,275	784	4,733	6,109	14,207	43,502	—	70,610
Substandard	—	—	—	1,814	—	21,227	19,504	—	42,545
Doubtful	—	—	—	—	—	—	2,421	—	2,421
Total Commercial and Industrial	142,993	153,924	88,302	106,585	119,285	254,012	542,933		1,408,034
Year-to-date Gross Charge-offs	—	—	—	198	—	—	555	—	753

Commercial Construction
Pass	61,703	257,445	91,356	35,260	9,314	2,795	8,337	—	466,210
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	61,703	257,445	91,356	35,260	9,314	2,795	8,337	—	466,210
Year-to-date Gross Charge-offs	—	—	69	—	—	—	—	—	69

Business Banking
Pass	56,851	173,803	121,302	182,080	187,915	448,349	92,927	333	1,263,560
Special mention	—	—	794	1,768	1,733	3,481	242	112	8,130
Substandard	—	—	434	4,315	2,387	9,737	67	503	17,443
Doubtful	—	—	—	—	—	—	—	—	—
Total Business Banking	56,851	173,803	122,530	188,163	192,035	461,567	93,236	948	1,289,133
Year-to-date Gross Charge-offs	—	296	—	414	21	76	10	—	817

Consumer Real Estate
Pass	39,081	160,032	208,214	278,803	293,321	362,658	639,579	34,599	2,016,287
Special mention	—	—	—	—	—	76	—	—	76
Substandard	—	287	832	3,051	716	4,333	1,730	3,293	14,242
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	39,081	160,319	209,046	281,854	294,037	367,067	641,309	37,892	2,030,605
Year-to-date Gross Charge-offs		—	28	281	—	51	45	97	502

Other Consumer
Pass	3,458	5,315	4,070	2,771	2,619	1,182	45,309	15,182	79,906
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	20	—	145	—	15	180
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	3,458	5,315	4,070	2,791	2,619	1,327	45,309	15,197	80,086
Year-to-date Gross Charge-offs	377	—	29	12	32	19	—	561	1,030

Pass	441,085	1,224,116	846,214	887,323	873,392	2,193,564	1,300,217	50,114	7,816,025
Special mention	—	5,550	4,147	11,040	16,104	60,923	45,074	112	142,950
Substandard	—	287	1,266	9,200	3,833	57,292	21,301	3,811	96,990
Doubtful	—	—	—	—	—	—	2,421	—	2,421
Total Loan Balance	$441,085	$1,229,953	$851,627	$907,563	$893,329	$2,311,779	$1,369,013	$54,037	$8,058,386

Year-to-date Gross Charge-offs	$377	$296	$126	$905	$53	$146	$610	$658	$3,171

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the aging analysis of past due loans segregated by class of loans at the dates presented:

	June 30, 2026
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,773,080	$—	$4,301	$6,937	$11,238	$2,784,318
Commercial and industrial	1,391,791	—	—	16,243	16,243	1,408,034
Commercial construction	466,210	—	—	—	—	466,210
Business banking	1,281,110	711	2,294	5,018	8,023	1,289,133
Consumer real estate	2,013,568	2,697	2,462	11,878	17,037	2,030,605
Other consumer	78,900	1,029	17	140	1,186	80,086
Total	$8,004,659	$4,437	$9,074	$40,216	$53,727	$8,058,386

	December 31, 2025
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,906,576	$—	$—	$15,185	$15,185	$2,921,761
Commercial and industrial	1,305,388	311	—	24,906	25,217	1,330,605
Commercial construction	364,508	—	—	869	869	365,377
Business banking	1,308,368	999	2,920	3,576	7,495	1,315,863
Consumer real estate	2,028,472	3,281	4,454	10,864	18,599	2,047,071
Other consumer	90,503	604	15	158	777	91,280
Total	$8,003,815	$5,195	$7,389	$55,558	$68,142	$8,071,957
The following tables present loans on nonaccrual status by class of loan for the year-to-date periods presented:

	June 30, 2026
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial Real Estate	$15,185	$6,937	$6,937	$169
Commercial and industrial	24,906	16,243	3,325	192
Commercial construction	869	—	—	4
Business banking	3,576	5,018	2,281	63
Consumer real estate	10,864	11,878	—	221
Other consumer	158	140	—	1
Total	$55,558	$40,216	$12,543	$650
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

	December 31, 2025
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$3,228	$15,185	$14,936	$123
Commercial and industrial	11,173	24,906	12,585	202
Commercial construction	—	869	—	581
Business banking	2,988	3,576	—	198
Consumer real estate	10,318	10,864	—	592
Other consumer	230	158	—	3
Total	$27,937	$55,558	$27,521	$1,699
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loans that are individually evaluated and collateral-dependent at the dates presented:

	June 30, 2026
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets
Commercial real estate	$6,937	$—
Commercial and industrial	—	13,761
Business banking	2,281	—
Total	$9,218	$13,761

	December 31, 2025
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets
Commercial real estate	$14,936	$—
Commercial and industrial	—	24,835
Total	$14,936	$24,835
The following tables present activity in the ACL for the periods presented:

	Three Months Ended June 30, 2026
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$28,385	$30,693	$4,653	$10,919	$16,181	$2,440	$93,271
Provision for credit losses on loans(1)	190	722	715	(120)	(84)	(379)	1,044
Charge-offs	—	(555)	(69)	(263)	(201)	(148)	(1,236)
Recoveries	2	34	—	91	69	45	241
Net (Charge-offs) Recoveries	2	(521)	(69)	(172)	(132)	(103)	(995)
Balance at End of Period	$28,577	$30,894	$5,299	$10,627	$15,965	$1,958	$93,320
(1) Excludes the provision for credit losses for unfunded commitments.

	Three Months Ended June 30, 2025
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$29,895	$33,414	$5,880	$11,213	$15,907	$2,701	$99,010
Provision for credit losses on loans(1)	438	(1,157)	677	387	(206)	589	728
Charge-offs	—	(256)	(89)	(179)	(390)	(742)	(1,656)
Recoveries	2	79	—	40	216	161	498
Net (Charge-offs) Recoveries	2	(177)	(89)	(139)	(174)	(581)	(1,158)
Balance at End of Period	$30,335	$32,080	$6,468	$11,461	$15,527	$2,709	$98,580
(1) Excludes the provision for credit losses for unfunded commitments.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present activity in the ACL for the periods presented:

	Six Months Ended June 30, 2026
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$29,357	$29,142	$4,400	$11,335	$16,297	$2,647	$93,178
Provision for credit losses on loans(1)	(784)	2,406	968	—	63	171	2,824
Charge-offs	—	(753)	(69)	(817)	(502)	(1,030)	(3,171)
Recoveries	4	99	—	109	107	170	489
Net (Charge-offs) Recoveries	4	(654)	(69)	(708)	(395)	(860)	(2,682)
Balance at End of Period	$28,577	$30,894	$5,299	$10,627	$15,965	$1,958	$93,320
(1) Excludes the provision for credit losses for unfunded commitments.

	Six Months Ended June 30, 2025
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$30,254	$37,084	$4,893	$10,681	$15,776	$2,806	$101,494
Provision for credit losses on loans(1)	(54)	(4,800)	1,694	1,037	(47)	387	(1,783)
Charge-offs	—	(428)	(119)	(322)	(552)	(1,119)	(2,540)
Recoveries	135	224	—	65	350	635	1,409
Net (Charge-offs) Recoveries	135	(204)	(119)	(257)	(202)	(484)	(1,131)
Balance at End of Period	$30,335	$32,080	$6,468	$11,461	$15,527	$2,709	$98,580
(1) Excludes the provision for credit losses for unfunded commitments.
NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivatives Designated as Hedging Instruments
The following table indicates the amounts representing the value of derivative assets and derivative liabilities at the dates presented:

	Derivative Assets (Included in Other Assets)				Derivative Liabilities (Included in Other Liabilities)
	June 30, 2026		December 31, 2025		June 30, 2026		December 31, 2025
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts - cash flow hedges	$—	$—	$—	$—	$250,000	$1,522	$350,000	$2,024
Total Derivatives Designated as Hedging Instruments	—	—	—	—	250,000	1,522	350,000	2,024

Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	696,501	34,965	746,445	33,669	696,501	35,194	746,445	33,990
Interest rate lock commitments - mortgage loans	3,063	91	3,218	81	—	—	—	—
Total Derivatives Not Designated as Hedging Instruments	699,564	35,056	749,663	33,750	696,501	35,194	746,445	33,990
Total Derivatives	$699,564	$35,056	$749,663	$33,750	$946,501	$36,716	$1,096,445	$36,014

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table indicates the gross amounts of interest rate swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivative Assets (Included in Other Assets)		Derivative Liabilities (Included in Other Liabilities)
(dollars in thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Gross amounts recognized	$34,965	$33,669	$36,716	$36,014
Gross amounts offset	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	34,965	33,669	36,716	36,014
Netting adjustments(1)	(1,522)	(2,024)	(1,522)	(2,024)
Cash collateral(2)	(31,837)	(26,964)	—	2
Net Amount	$1,606	$4,681	$35,194	$33,992
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

The following table presents the effect, net of tax, of the cash flow hedges on OCI and on the Consolidated Statements of Comprehensive Income for the periods presented:

	Amount of Gain Recognized in Other Comprehensive Income		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Income
(dollars in thousands)	Three months ended June 30, 2026	Three months ended June 30, 2025	Three months ended June 30, 2026	Three months ended June 30, 2025
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedge	$271	$1,404	$(489)	$(1,520)
Total	$271	$1,404	$(489)	$(1,520)

	Amount of Gain Recognized in Other Comprehensive Income		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Income
(dollars in thousands)	Six months ended June 30, 2026	Six months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedges	$394	$3,850	$(1,141)	$(3,211)
Total	$394	$3,850	$(1,141)	$(3,211)
Amounts reported in OCI related to derivatives that are designated as hedging instruments are reclassified to interest income as interest payments are received on variable rate assets. We estimate that an additional $1.5 million will be reclassified as a decrease to interest income in the next 12 months. Our current interest rate swap agreements have three to five year terms with maturity dates extending into 2027.
The following table indicates the gain (loss) recognized in income on derivatives not designated as hedging instruments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(3)	$46	$37	$94
Interest rate lock commitments—mortgage loans	57	—	10	—
Total Derivatives Gain (Loss)	$54	$46	$47	$94
NOTE 7. TAX CREDIT EQUITY INVESTMENTS
We invest in low income housing tax credit, or LIHTC, and historic tax credit, or HTC, partnerships as part of our responsibilities under the Community Reinvestment Act and due to their favorable federal income tax benefits. As a limited

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. No impairment losses were recognized for the three and six months ended June 30, 2026 and 2025.
The following table presents the balances included in the Consolidated Balance Sheets at the dates presented:

(dollars in thousands)	June 30, 2026	December 31, 2025
Tax credit equity investment(1)	$33,405	$35,782
Unfunded commitments(2)	3,150	3,514
(1) Included in other assets in the Consolidated Balance Sheets
(2) Included in other liabilities in the Consolidated Balance Sheets
The following table summarizes the amortization expense and tax credits included in income tax expense in the Condensed Consolidated Statements of Comprehensive Income for the periods presented:

	Three Months Ended June 30,
(dollars in thousands)	2026	2025
Tax credits and other tax benefits recognized	$1,493	$1,388
Amortization	1,189	1,231
Net benefit included in income tax expense	$304	$157

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Tax credits and other tax benefits recognized	$2,986	$2,776
Amortization	2,377	2,462
Net benefit included in income tax expense	$609	$314
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
The following table sets forth our commitments and letters of credit at the dates presented:

(dollars in thousands)	June 30, 2026	December 31, 2025
Commitments to extend credit	$2,623,228	$2,644,139
Standby letters of credit	66,532	67,452
Total	$2,689,760	$2,711,591
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the change in components of other comprehensive income (loss) for the periods presented, net of tax effects:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(dollars in thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount
Change in net unrealized gains (losses) on available-for-sale debt securities	$(4,774)	$1,027	$(3,747)	$8,296	$(1,770)	$6,526
Net available-for-sale securities losses reclassified into earnings	1,716	(369)	1,347	—	—	—
Change in interest rate swap	345	(74)	271	1,786	(382)	1,404
Adjustment to funded status of employee benefit plans	332	(72)	260	379	(76)	303
Other Comprehensive (Loss) Income	$(2,381)	$512	$(1,869)	$10,461	$(2,228)	$8,233

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(dollars in thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount
Change in net unrealized (losses) gains on available-for-sale debt securities	$(12,614)	$2,715	$(9,899)	$23,343	$(5,007)	$18,336
Net available-for-sale securities losses reclassified into earnings	1,716	(369)	1,347	2,295	(493)	1,802
Change in interest rate swap	502	(108)	394	4,903	(1,053)	3,850
Adjustment to funded status of employee benefit plans	663	(143)	520	760	(158)	602
Other Comprehensive (Loss) Income	$(9,733)	$2,095	$(7,638)	$31,301	$(6,711)	$24,590
NOTE 10. SHARE REPURCHASE PLAN
On January 21, 2026, the Board of Directors of S&T Bancorp, Inc. authorized a $100.0 million share repurchase program. The repurchase authorization permitted S&T to repurchase shares of S&T's common stock from time to time through a combination of open market and privately negotiated repurchases up to the authorized $100.0 million aggregate value of S&T's common stock. At June 30, 2026, there was $2.8 million in capacity remaining under the plan.
The following table presents common stock repurchase activity for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Value of shares authorized to repurchase	$100,000	$50,000	$100,000	$50,000
Remaining plan capacity at the beginning of the period	$50,379	$—	$100,000	$—
Total shares repurchased	1,074,924	—	2,221,024	—
Average share price for the period	$44.24	$—	$43.75	$—
Total share cost of repurchases(1)	$47,557	$—	$97,178	$—
Remaining plan capacity at the end of the period	$2,822	$50,000	$2,822	$50,000
(1)Excludes excise tax and commissions
NOTE 11. SUBSEQUENT EVENTS
On July 22, 2026, the Board of Directors of S&T Bancorp, Inc. authorized a new share repurchase program. The new program replaced the existing share repurchase program effective July 27, 2026, and is set to expire August 31, 2027. The remaining capacity of $2.8 million under the existing share repurchase program was terminated. The new program authorizes the share repurchase of S&T's common stock from time to time through a combination of open market and privately negotiated transactions up to the authorized $100 million aggregate value of S&T's common stock. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of the common stock, applicable securities laws and other legal and contractual requirements, as well as S&T’s financial performance. The repurchase program does not obligate S&T to repurchase any particular number of shares and may be extended, modified or discontinued at any time.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations for the three and six months ended June 30, 2026 and 2025. Our MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Condensed Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
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
Many of these factors, as well as other factors, are described elsewhere in this report, and under Part I, Item 1A - Risk Factors of our 2025 Form 10-K, and any of our subsequent filings with the SEC. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Condensed Consolidated Financial Statements. Further, we view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates as of June 30, 2026 remained unchanged from the disclosures presented in our 2025 Form 10-K under Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Total Interest and Dividend Income	$128,059	$128,906	$254,392	$253,754
Plus: taxable equivalent adjustment	584	590	1,174	1,208
Interest and Dividend Income on an FTE Basis (Non-GAAP)	$128,643	$129,496	$255,566	$254,962

Total Interest and Dividend Income	$128,059	$128,906	$254,392	$253,754
Less: Interest expense	(37,679)	(42,334)	(75,576)	(83,859)
Net Interest Income	90,380	86,572	178,816	169,895
Plus: taxable equivalent adjustment	584	590	1,174	1,208
Net Interest Income on an FTE Basis (Non-GAAP)	$90,964	$87,162	$179,990	$171,103

Net interest margin	3.96%	3.85%	3.92%	3.82%
Plus: taxable equivalent adjustment	0.03%	0.03%	0.03%	0.02%
Net Interest Margin on an FTE Basis (Non-GAAP)	3.99%	3.88%	3.95%	3.84%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Return on average tangible shareholders' equity (non-GAAP) is a key profitability metric used by management to measure financial performance. The following table provides a reconciliation of return on average tangible shareholders' equity (non-GAAP) by reconciling net income (GAAP) per the Condensed Consolidated Statements of Comprehensive Income to net income before amortization of intangibles and average shareholders' equity to average tangible shareholders' equity for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net income (annualized)	$146,975	$127,951	$144,619	$131,684
Plus: amortization of intangibles (annualized) net of tax	577	653	580	712
Net income before amortization of intangibles (non-GAAP) (annualized)	$147,552	$128,604	$145,199	$132,396

Average shareholders' equity	$1,417,865	$1,436,288	$1,436,669	$1,418,741
Less: average goodwill and other intangible assets, net of deferred tax liability	(374,991)	(375,572)	(375,063)	(375,656)
Average tangible shareholders' equity (non-GAAP)	$1,042,874	$1,060,716	$1,061,606	$1,043,085
Return on Average Tangible Shareholders' Equity (non-GAAP)	14.15%	12.12%	13.68%	12.69%
Executive Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.9 billion at June 30, 2026. We operate in Pennsylvania and Ohio providing a full range of financial services with retail, business banking and commercial banking products and trust and brokerage services. Our common stock trades on the Nasdaq Global Select Market under the symbol “STBA.”
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

Earnings Summary
The following table presents a summary of key profitability metrics for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net income	$36,643	$31,900	$71,715	$65,301
Earnings per share - diluted	$1.02	$0.83	$1.96	$1.69
Return on average assets	1.49%	1.32%	1.47%	1.36%
Return on average shareholders' equity	10.37%	8.91%	10.07%	9.28%
Return on average tangible shareholders' equity (non-GAAP)(1)	14.15%	12.12%	13.68%	12.69%
(1) Reconciled to GAAP in the Explanation of Use of Non-GAAP Financial Measures section of this MD&A.
We recognized net income of $36.6 million, or $1.02 per diluted share, for the three months ended June 30, 2026 compared to net income of $31.9 million, or $0.83 per diluted share, for the same period in 2025. This represents a 14.9 percent increase in net income and a 22.9 percent increase in diluted earnings per share for the three months ended June 30, 2026 compared to the same period in 2025. We recognized net income of $71.7 million, or $1.96 per diluted share, for the six months ended June 30, 2026 compared to net income of $65.3 million, or $1.69 per diluted share, for the same period in 2025. This represents a 9.8 percent increase in net income and a 16.0 percent increase in diluted earnings per share for the six months ended June 30, 2026 compared to the same period in 2025.
During the three months ended June 30, 2026, 1,074,924 shares were repurchased at an average price of $44.24 per share for $47.6 million excluding excise tax and commissions. During the six months ended June 30, 2026, 2,221,024 common shares were repurchased at an average price of $43.75 per share for $97.2 million excluding excise tax and commissions.
Net interest income increased $3.8 million, or 4.4 percent, and $8.9 million, or 5.3 percent, for the three and six months ended June 30, 2026 compared to the same periods in 2025. Net interest margin, or NIM, on an FTE basis (non-GAAP)

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increased 11 basis points for both the three and six months ended June 30, 2026 compared to the same periods in 2025. The increases in both net interest income and NIM on an FTE basis (non-GAAP) were primarily due to the impact of lower interest rates on interest bearing liabilities and an improvement in our overall funding mix.
The provision for credit losses decreased $0.9 million to $1.1 million for the three months ended June 30, 2026 compared to $2.0 million for the same period in 2025. The decrease was primarily related to a lower provision for unfunded loan commitments due to lower loss rates. The provision for credit losses increased $3.5 million to $2.4 million for the six months ended June 30, 2026 compared to negative $1.1 million for the same periods in 2025. The increase was related to higher net loan charge-offs and specific reserves for loans individually evaluated compared to the same period in 2025, which was partially offset by decreases in the reserve for unfunded loan commitments due to lower loss rates.
Noninterest income increased $1.4 million and $4.6 million for the three and six months ended June 30, 2026 compared to the same periods in 2025. The most significant increase for the six months ended June 30, 2026 is due to a $0.2 million net gain on the sale of securities compared to a $2.3 million loss on sale of securities that occurred in 2025.
Noninterest expense increased $0.6 million and $2.2 million for the three and six months ended June 30, 2026 compared to the same periods in 2025. The increase for the three months ended June 30, 2026 was primarily due to normal fluctuations across several expense categories and timing-related items. The increase for the six months ended June 30, 2026 was primarily due to an increase in salaries and employee benefits driven by annual merit increases and the acquisition of new talent.
Our effective tax rate was 19.4 percent and 19.9 percent for the three and six months ended June 30, 2026 compared to 20.2 percent and 20.1 percent for the three and six months ended June 30, 2025. The decrease in the effective tax rate for the three and six months ended June 30, 2026 was primarily due to an increase in tax credits and losses on low-income housing and historic partnership investments compared to the same periods in 2025.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and six months ended June 30, 2026 compared to Three and six months ended June 30, 2025
Net Interest Income
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$127,429	$1,174	3.69%	$120,156	$1,335	4.46%
Securities, at fair value(1)(2)	1,007,484	9,648	3.83%	1,011,629	9,575	3.79%
Loans held for sale	2,034	33	6.47%	—	—	—%
Commercial real estate	3,503,981	51,500	5.90%	3,477,321	50,951	5.88%
Commercial and industrial	1,555,118	23,958	6.18%	1,519,133	25,408	6.71%
Commercial construction	433,427	6,921	6.40%	382,363	6,614	6.94%
Total Commercial Loans	5,492,526	82,379	6.02%	5,378,817	82,973	6.19%
Residential mortgage	1,672,326	22,522	5.39%	1,674,231	21,993	5.26%
Home equity	720,484	10,620	5.91%	670,066	10,648	6.37%
Installment and other consumer	82,452	1,527	7.43%	99,550	1,956	7.88%
Consumer construction	27,370	451	6.61%	41,025	698	6.82%
Total Consumer Loans	2,502,632	35,120	5.62%	2,484,872	35,295	5.69%
Total Portfolio Loans	7,995,158	117,499	5.89%	7,863,689	118,268	6.03%
Total Loans(1)(3)	7,997,192	117,532	5.89%	7,863,689	118,268	6.03%
Total other earning assets	13,772	289	8.40%	16,537	318	7.70%
Total Interest-earning Assets	9,145,877	$128,643	5.64%	9,012,011	$129,496	5.76%
Noninterest-earning assets	694,086			712,891
Total Assets	$9,839,963			$9,724,902
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$777,216	$1,816	0.94%	$763,687	$1,919	1.01%
Money market	2,185,936	14,021	2.57%	2,188,771	16,598	3.04%
Savings	879,391	1,474	0.67%	880,448	1,517	0.69%
Certificates of deposit	1,994,523	18,088	3.64%	1,872,329	19,022	4.07%
Total Interest-bearing Deposits	5,837,066	35,399	2.43%	5,705,235	39,056	2.75%
Short-term borrowings	106,209	1,023	3.86%	135,659	1,567	4.63%
Long-term borrowings	25,783	242	3.76%	50,866	482	3.80%
Junior subordinated debt securities	49,499	799	6.47%	49,439	877	7.12%
Total Borrowings	181,491	2,064	4.56%	235,964	2,926	4.97%
Other interest-bearing liabilities	23,602	216	3.69%	32,202	352	4.39%
Total Interest-bearing Liabilities	6,042,159	37,679	2.50%	5,973,401	42,334	2.84%
Noninterest-bearing liabilities	2,379,939			2,315,213
Shareholders' equity	1,417,865			1,436,288
Total Liabilities and Shareholders' Equity	$9,839,963			$9,724,902
Net Interest Income (FTE) (non-GAAP)(1)(2)		$90,964			$87,162
Net Interest Margin (FTE) (non-GAAP)(1)(2)			3.99%			3.88%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$140,341	$2,572	3.70%	$124,423	$2,751	4.46%
Securities, at fair value(1)(2)	1,002,289	19,073	3.81%	1,001,080	18,450	3.69%
Loans held for sale	1,521	49	6.49%	—	—	—%
Commercial real estate	3,541,732	102,734	5.85%	3,436,686	99,691	5.85%
Commercial and industrial	1,534,452	47,277	6.21%	1,527,139	50,727	6.70%
Commercial construction	410,547	13,055	6.41%	378,643	13,037	6.94%
Total Commercial Loans	5,486,731	163,066	5.99%	5,342,468	163,455	6.17%
Residential mortgage	1,686,930	45,303	5.38%	1,667,242	43,538	5.23%
Home equity	714,205	20,913	5.90%	661,636	20,796	6.34%
Installment and other consumer	85,058	3,125	7.41%	99,476	3,910	7.93%
Consumer construction	28,739	949	6.66%	43,080	1,461	6.84%
Total Consumer Loans	2,514,932	70,290	5.61%	2,471,434	69,705	5.67%
Total Portfolio Loans	8,001,663	233,356	5.87%	7,813,902	233,160	6.01%
Total Loans(1)(3)	8,003,184	233,405	5.87%	7,813,902	233,160	6.01%
Total other earning assets	13,291	516	7.76%	16,652	601	7.21%
Total Interest-earning Assets	9,159,105	$255,566	5.62%	8,956,057	$254,962	5.73%
Noninterest-earning assets	693,534			719,996
Total Assets	$9,852,639			$9,676,053
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$777,855	$3,598	0.93%	$771,455	$3,849	1.01%
Money market	2,215,763	28,429	2.59%	2,138,836	31,874	3.01%
Savings	876,365	2,881	0.66%	882,531	2,967	0.68%
Certificates of deposit	1,980,244	36,177	3.68%	1,866,616	38,720	4.18%
Total Interest-bearing Deposits	5,850,227	71,085	2.45%	5,659,438	77,410	2.76%
Short-term borrowings	90,274	1,754	3.92%	126,740	2,910	4.63%
Long-term borrowings	38,225	718	3.79%	50,876	959	3.80%
Junior subordinated debt securities	49,492	1,595	6.50%	49,431	1,752	7.15%
Total Borrowings	177,991	4,067	4.61%	227,047	5,621	4.99%
Other interest-bearing liabilities	23,234	424	3.69%	38,032	828	4.39%
Total Interest-bearing Liabilities	6,051,452	75,576	2.52%	5,924,517	83,859	2.85%
Noninterest-bearing liabilities	2,364,518			2,332,795
Shareholders' equity	1,436,669			1,418,741
Total Liabilities and Shareholders' Equity	$9,852,639			$9,676,053
Net Interest Income (FTE) (non-GAAP)(1)(2)		$179,990			$171,103
Net Interest Margin (FTE) (non-GAAP)(1)(2)			3.95%			3.84%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.
Net interest income on an FTE basis (non-GAAP) increased $3.8 million, or 4.4 percent, and $8.9 million, or 5.2 percent, for the three and six months ended June 30, 2026 compared to the same periods in 2025. The net interest margin, or NIM, on an FTE basis (non-GAAP) increased 11 basis points for both the three and six months ended June 30, 2026 compared to the same periods in 2025. These improvements in both net interest income and NIM on an FTE basis (non-GAAP) were primarily due to the impact of lower interest rates on interest-bearing liabilities and an improvement in our overall funding mix. Customer deposit growth in 2025 and 2026 has reduced our levels of wholesale borrowings and brokered deposits.
Interest income on an FTE basis (non-GAAP) decreased $0.9 million for the three months ended June 30, 2026 and increased $0.6 million for the six months ended June 30, 2026 compared to the same periods in 2025. The decrease in interest income on an FTE basis (non-GAAP) for the three months ended June 30, 2026 was primarily driven by lower interest rates. The increase in interest income on an FTE basis (non-GAAP) for the six months ended June 30, 2026 was primarily driven by higher yields in the securities portfolio. The average yield on securities increased 12 basis points for the six months ended

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2026. Average loans increased $189.3 million for the six months ended June 30, 2026 compared to the same period in 2025. The increase in average loans was offset by a decrease in the average yield on loans of 14 basis points for the six months ended June 30, 2026 compared to the same period in 2025 due to lower interest rates. Overall, the FTE rate (non-GAAP) on interest-earning assets decreased 12 and 11 basis points for the three and six months ended June 30, 2026 compared to the same periods in 2025.
Interest expense decreased $4.7 million and $8.3 million for the three and six months ended June 30, 2026 compared to the same periods in 2025. The decrease in interest expense was primarily due to decreased interest rates and lower levels of wholesale funding. Average interest-bearing deposits increased $131.8 million and $190.8 million for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to increases in certificates of deposit balances as well as increases in money market. Average borrowings decreased $54.5 million and $49.1 million for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to an increase in customer deposits. Overall, the cost of interest-bearing liabilities decreased 34 and 33 basis points for the three and six months ended June 30, 2026 compared to the same periods in 2025.
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2026 Compared to June 30, 2025			Six Months Ended June 30, 2026 Compared to June 30, 2025
(dollars in thousands)	Volume (4)	Rate (4)	Total	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$81	$(243)	$(162)	$352	$(531)	$(179)
Securities, at fair value(1)(2)	(39)	112	73	22	601	623
Loans held for sale	33	—	33	49	—	49
Commercial real estate	391	159	550	3,047	(4)	3,043
Commercial and industrial	602	(2,052)	(1,450)	243	(3,693)	(3,450)
Commercial construction	883	(577)	306	1,098	(1,080)	18
Total Commercial Loans	1,876	(2,470)	(594)	4,388	(4,777)	(389)
Residential mortgage	(25)	553	528	514	1,252	1,766
Home equity	801	(829)	(28)	1,652	(1,535)	117
Installment and other consumer	(336)	(93)	(429)	(567)	(218)	(785)
Consumer construction	(232)	(14)	(246)	(486)	(27)	(513)
Total Consumer Loans	208	(383)	(175)	1,113	(528)	585
Total Portfolio Loans	2,084	(2,853)	(769)	5,501	(5,305)	196
Total Loans(1)(3)	2,117	(2,853)	(736)	5,550	(5,305)	245
Total other earning assets	(53)	24	(29)	(121)	36	(85)
Change in Interest Earned on Interest-earning Assets	$2,106	$(2,960)	$(854)	$5,803	$(5,199)	$604
Interest paid on:
Interest-bearing demand	$34	$(137)	$(103)	$32	$(283)	$(251)
Money market	(22)	(2,555)	(2,577)	1,146	(4,591)	(3,445)
Savings	(2)	(42)	(44)	(21)	(65)	(86)
Certificates of deposit	1,241	(2,175)	(934)	2,357	(4,900)	(2,543)
Total Interest-bearing Deposits	1,251	(4,909)	(3,658)	3,514	(9,839)	(6,325)
Short-term borrowings	(340)	(203)	(543)	(837)	(319)	(1,156)
Long-term borrowings	(238)	(2)	(240)	(238)	(3)	(241)
Junior subordinated debt securities	1	(80)	(79)	2	(158)	(156)
Total Borrowings	(577)	(285)	(862)	(1,073)	(480)	(1,553)
Other interest-bearing liabilities	(94)	(41)	(135)	(323)	(81)	(404)
Change in Interest Paid on Interest-bearing Liabilities	580	(5,235)	(4,655)	2,118	(10,400)	(8,282)
Change in Net Interest Income	$1,526	$2,275	$3,801	$3,685	$5,201	$8,886
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
The provision for credit losses decreased $0.9 million to $1.1 million for the three months ended June 30, 2026 compared to $2.0 million for the same period in 2025. The decrease was primarily related to a lower provision for unfunded loan commitments due to a decline in loss rates. The provision for credit losses increased $3.5 million to $2.4 million for the six months ended June 30, 2026 compared to a negative $1.1 million for the same period in 2025. The increase was related to higher net loan charge-offs and specific reserves for loans individually evaluated compared to the same periods in 2025, which was partially offset by a decrease in the reserve for unfunded loan commitments due to lower loss rates.
Net loan charge-offs were $1.0 million and $2.7 million for the three and six months ended June 30, 2026 compared to net loan charge-offs of $1.2 million and $1.1 million for the same periods in 2025. Refer to the Allowance for Credit Losses section of this MD&A for further details.
Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net gain (loss) on sale of securities	$169	$—	$169	NM	$169	$(2,295)	$2,464	NM
Debit and credit card	4,695	4,588	107	2.3%	8,978	8,776	202	2.3%
Service charges on deposit accounts	4,290	4,090	200	4.9%	8,486	8,052	434	5.4%
Investment services and trust	3,563	3,042	521	17.1%	6,932	6,126	806	13.2%
Other noninterest income	2,143	1,780	363	20.4%	3,937	3,270	667	20.4%
Total Noninterest Income	$14,860	$13,500	$1,360	10.1%	$28,502	$23,929	$4,573	19.1%
NM - not meaningful
Noninterest income increased $1.4 million for the three months ended June 30, 2026 and increased $4.6 million for the six months ended June 30, 2026 compared to the same periods in 2025. Investments services and trust increased $0.5 million for the three months ended June 30, 2026 and $0.8 million for the six months ended June 30, 2026 compared to the same period in 2025 due to an increase in financial services fees. The most significant increase for the six months ended June 30, 2026 is due to a $0.2 million net gain on the sale of securities compared to a $2.3 million loss on sale of securities that occurred in 2025. The $0.2 million represents a gain of $1.9 million related to Visa Class B-2 common stock conversion which was offset by a $1.7 million loss related to the repositioning of securities into longer duration, higher yielding securities. Other noninterest income increased $0.4 million for the three months ended June 30, 2026 and $0.7 million for the six months ended June 30, 2026 primarily due to increases in partnership income and unrealized gains on equity securities.
Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Salaries and employee benefits	$32,680	$32,907	$(227)	(0.7)%	$64,036	$62,760	$1,276	2.0%
Data processing and information technology	5,163	4,847	316	6.5%	10,321	9,777	544	5.6%
Occupancy	4,074	4,024	50	1.2%	8,666	8,326	340	4.1%
Furniture, equipment and software	3,524	3,352	172	5.1%	7,016	6,835	181	2.6%
Other taxes	1,773	2,088	(315)	(15.1)%	3,836	3,582	254	7.1%
Marketing	1,876	1,490	386	25.9%	3,343	3,105	238	7.7%
Professional services and legal	1,286	1,739	(453)	(26.0)%	2,531	3,025	(494)	(16.3)%
FDIC insurance	1,074	1,062	12	1.1%	2,147	2,102	45	2.1%
Other	7,214	6,605	609	9.2%	13,475	13,693	(218)	(1.6)%
Total Noninterest Expense	$58,664	$58,114	$550	0.9%	$115,371	$113,205	$2,166	1.9%

Noninterest expense increased $0.6 million and $2.2 million for the three and six months ended June 30, 2026 compared to the same periods in 2025. The increase of $0.6 million for the three months ended June 30, 2026 was primarily due to normal fluctuations across several expense categories and timing-related items. The increase of $2.2 million for the six months ended June 30, 2026 was primarily due to an increase in salaries and employee benefits of $1.3 million driven by annual merit increases and the acquisition of new talent.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes
The provision for income taxes increased $0.7 million to $8.8 million for the three months ended June 30, 2026 and increased $1.4 million to $17.8 million for the six months ended June 30, 2026 compared to $8.1 million and $16.4 million for the same periods in 2025. The increase in our provision for income taxes was due to higher pretax income for the three and six months ended June 30, 2026 compared to the same periods in 2025. Our effective tax rate was 19.4 percent for the three months ended June 30, 2026 and 19.9 percent for the six months ended June 30, 2026 compared to 20.2 percent and 20.1 percent for the same period in 2025. The decrease in our effective tax rate for the three and six months ended June 30, 2026 was primarily due to an increase in tax credits and losses on low-income housing and historic partnership investments compared to the same periods in 2025.
Financial Condition at June 30, 2026
Total assets were $9.9 billion at both June 30, 2026 and December 31, 2025. Cash and due from banks increased $54.4 million related to an increase in deposits and a modest decline in loans compared to December 31, 2025. Total portfolio loans decreased $13.6 million, or 0.2 percent, to $8.1 billion at June 30, 2026 compared to December 31, 2025. The commercial loan portfolio increased $25.2 million compared to December 31, 2025 due to an increase in commercial construction and commercial and industrial loans. The consumer loan portfolio decreased $38.8 million compared to December 31, 2025 due to lower mortgage originations, increased sales of newly originated mortgage loans and higher payoffs within other consumer loans.
Securities increased $25.6 million to $1.0 billion at June 30, 2026 compared to December 31, 2025. The increase in the debt securities portfolio was primarily due to purchases offset by an increase in unrealized losses as a result of higher interest rates.
Total deposits increased $127.3 million, or 1.6 percent, to $8.1 billion at June 30, 2026 compared to $8.0 billion at December 31, 2025. Customer deposits increased $307.7 million, or 4.0 percent, to $8.1 billion at June 30, 2026 compared to $7.8 billion at December 31, 2025 driven by increases in core relationships and growth across nearly all deposit product categories. Growth in customer deposits enabled a reduction in money market brokered deposits which decreased $180.4 million compared to December 31, 2025.
Total borrowings increased $10.0 million to $275.3 million at June 30, 2026 compared to $265.3 million at December 31, 2025.
Total shareholders’ equity decreased by $60.1 million to $1.4 billion at June 30, 2026 compared to $1.5 billion at December 31, 2025. The decrease was primarily due to repurchases of S&T common stock of $98.3 million during the six months ended June 30, 2026, which includes excise tax and commissions of $1.1 million, other comprehensive loss of $7.6 million and dividends of $26.7 million offset by net income of $71.7 million. During the six months ended June 30, 2026, 2,221,024 common shares were repurchased at an average price of $43.75 per share.
Securities Activity
The following table summarizes our securities portfolio at the dates presented:

(dollars in thousands)	June 30, 2026	December 31, 2025	$ Change
U.S. Treasury securities	$54,360	$84,507	$(30,147)
Collateralized mortgage obligations of U.S. government corporations and agencies	641,891	624,263	17,628
Residential mortgage-backed securities of U.S. government corporations and agencies	31,916	31,336	580
Commercial mortgage-backed securities of U.S. government corporations	277,442	241,262	36,180
Obligations of states and political subdivisions	4,850	4,909	(59)
Available-for-Sale Debt Securities	1,010,459	986,277	24,182
Equity securities	2,846	1,382	1,464
Total Securities Available for Sale	$1,013,305	$987,659	$25,646
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us.
The securities portfolio increased $25.6 million to $1.0 billion at June 30, 2026 compared to December 31, 2025. The increase in the debt securities portfolio was primarily related to net purchases offset by an increase in unrealized losses of $10.9 million at June 30, 2026 compared to December 31, 2025 as a result of higher interest rates.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our debt securities portfolio was in a net unrealized loss position of $45.8 million at June 30, 2026 compared to a net unrealized loss position of $34.9 million at December 31, 2025. At June 30, 2026, our debt securities portfolio had gross unrealized losses of $47.1 million offset by $1.3 million of gross unrealized gains compared to gross unrealized losses of $42.4 million offset by gross unrealized gains of $7.5 million at December 31, 2025. We recognized $1.7 million of realized losses due to the repositioning of $34.8 million of our securities portfolio into longer duration, higher-yielding securities during the three months ended June 30, 2026.
Loan Composition
The following table summarizes our loan portfolio at the dates presented:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Commercial
Commercial real estate	$3,485,893	43.3%	$3,626,784	44.9%	$(140,891)	(3.9)%
Commercial and industrial	1,590,086	19.7%	1,519,336	18.9%	70,750	4.7%
Commercial construction	475,450	5.9%	380,091	4.7%	95,359	25.1%
Total Commercial Loans	5,551,429	68.9%	5,526,211	68.5%	25,218	0.5%
Consumer
Consumer real estate	2,426,871	30.1%	2,454,466	30.4%	(27,595)	(1.1)%
Other consumer	80,086	1.0%	91,280	1.1%	(11,194)	(12.3)%
Total Consumer Loans	2,506,957	31.1%	2,545,746	31.5%	(38,789)	(1.5)%
Total Portfolio Loans	$8,058,386	100.0%	$8,071,957	100.0%	$(13,571)	(0.2)%
The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions, such as downturns in the borrower’s industry or the overall economic climate, can significantly impact the borrower’s ability to pay.
Total portfolio loans were $8.1 billion at both June 30, 2026 and December 31, 2025. Loan balances declined during the three months ended March 31, 2026 due to increased competition and higher CRE payoffs, but increased during the three months ended June 30, 2026 due to growth in the commercial loan portfolio. This resulted in a relatively unchanged loan balance compared to December 31, 2025.
Commercial loans, including CRE, C&I and commercial construction comprised 68.9 percent of total portfolio loans at June 30, 2026 compared to 68.5 percent at December 31, 2025. The commercial loan portfolio increased $25.2 million at June 30, 2026 compared to December 31, 2025 due to increases of $95.4 million in commercial construction and $70.7 million in C&I offset by a decrease of $140.9 million in CRE.
Consumer loans represent 31.1 percent of our total portfolio loans at June 30, 2026 compared to 31.5 percent at December 31, 2025. The consumer loan portfolio decreased $38.8 million at June 30, 2026 compared to December 31, 2025 due to a decrease of $27.6 million in consumer real estate related to lower mortgage originations and increased sales of newly originated mortgage loans and a decrease of $11.2 million in other consumer loans related to higher payoffs.
At June 30, 2026, 22 percent of our total loans were adjustable rate, 38 percent were floating rate and 40 percent were fixed rate compared to 23 percent adjustable rate loans, 37 percent floating rate loans and 40 percent fixed rate loans at December 31, 2025.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents activity in the ACL for the period presented:

	Six Months Ended June 30, 2026
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$29,357	$29,142	$4,400	$11,335	$16,297	$2,647	$93,178
Provision for credit losses on loans(1)	(784)	2,406	968	—	63	171	2,824
Charge-offs	—	(753)	(69)	(817)	(502)	(1,030)	(3,171)
Recoveries	4	99	—	109	107	170	489
Net (Charge-offs) Recoveries	4	(654)	(69)	(708)	(395)	(860)	(2,682)
Balance at End of Period	$28,577	$30,894	$5,299	$10,627	$15,965	$1,958	$93,320
(1) Excludes the provision for credit losses for unfunded commitments.
The following table presents key ACL ratios for the periods presented:

	June 30, 2026	December 31, 2025
Ratio of net charge-offs to average loans outstanding(1)	0.07%	0.18%
Allowance for credit losses as a percentage of total portfolio loans	1.16%	1.15%
Allowance for credit losses to nonaccrual loans	232%	168%
(1) Year-to-date net charge-offs annualized

The ACL was relatively unchanged at $93.3 million, or 1.16 percent of total portfolio loans, at June 30, 2026 compared to $93.2 million, or 1.15 percent of total portfolio loans, at December 31, 2025. Special mention loans increased $73.9 million to $142.9 million at June 30, 2026 compared to $69.0 million at December 31, 2025. The increase in special mention loans was primarily related to downgrades of four C&I relationships and three CRE relationships. The impact to the ACL resulting from higher special mention loans was mostly offset by a decrease in substandard loans. Substandard loans decreased $28.1 million to $97.0 million at June 30, 2026 compared to $125.1 million at December 31, 2025. The decrease in the amount of substandard loans was primarily due to loan paydowns.
Nonperforming assets, or NPAs, consist of nonaccrual loans and OREO. The following represents NPAs at the dates presented:

(dollars in thousands)	June 30, 2026	December 31, 2025	$ Change
Nonaccrual Loans
Commercial real estate	$9,354	$17,373	$(8,019)
Commercial and industrial	16,836	25,575	(8,739)
Commercial construction	—	869	(869)
Consumer real estate	13,886	11,583	2,303
Other Consumer	140	158	(18)
Total Nonaccrual Loans	40,216	55,558	(15,342)
OREO	—	57	(57)
Total Nonperforming Assets	$40,216	$55,615	$(15,399)
Asset Quality Ratios:
Nonaccrual loans as a percent of total portfolio loans	0.50%	0.69%	(0.19)%
Nonperforming assets as a percent of total portfolio loans plus OREO	0.50%	0.69%	(0.19)%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past the contractual due date. Nonaccrual loans decreased $15.4 million to $40.2 million at June 30, 2026 compared to $55.6 million at December 31, 2025. The decrease in nonaccrual loans was primarily due to paydowns in our commercial portfolio.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits
Deposits are our primary source of funds. The following table presents the composition of deposits at the dates presented:

(dollars in thousands)	June 30, 2026	December 31, 2025	$ Change
Customer Deposits
Noninterest-bearing demand	$2,256,542	$2,160,645	$95,897
Interest-bearing demand	769,495	790,278	(20,783)
Money market	2,183,937	2,016,560	167,377
Savings	881,967	862,118	19,849
Certificates of deposit	1,994,142	1,948,792	45,350
Total Customer Deposits	8,086,083	7,778,393	307,690
Brokered Deposits
Money market	—	180,438	(180,438)
Total Brokered Deposits	—	180,438	(180,438)
Total Deposits	$8,086,083	$7,958,831	$127,252
Total deposits increased $127.3 million, or 1.6 percent, at June 30, 2026 compared to December 31, 2025. Customer deposits increased $307.7 million, or 4.0 percent, compared to December 31, 2025, driven by increases in core relationships and growth across nearly all deposit product categories. Demand deposits increased $95.9 million, or 4.4 percent, compared to December 31, 2025, representing 28 percent of total deposits at June 30, 2026. Growth in customer deposits enabled a reduction in money market brokered deposits, which decreased $180.4 million from December 31, 2025. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
As a member of the IntraFi network, we are able to offer our customers insurance coverage on interest-bearing demand, money market and certificates of deposit balances in excess of the FDIC insurance limits. IntraFi balances were $334.1 million at June 30, 2026 compared to $317.3 million at December 31, 2025.
We had total uninsured deposits of $2.9 billion, or 36.0 percent of our total deposit base, at June 30, 2026 compared to $2.7 billion, or 33.7 percent of our total deposit base, at December 31, 2025.
Borrowings
Borrowings are an additional source of funding for us. Short-term borrowings are for terms under or equal to one year and are comprised of Federal Home Loan Bank, or FHLB, Advances. Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances and finance leases. Total borrowings increased $10.0 million to $275.3 million at June 30, 2026 compared to $265.3 million at December 31, 2025.
The following table presents the composition of total borrowings at the dates presented:

(dollars in thousands)	June 30, 2026	December 31, 2025	$ Change
Short-term borrowings	$200,000	$165,000	$35,000
Long-term borrowings	25,773	50,815	(25,042)
Junior subordinated debt securities	49,508	49,478	30
Total Borrowings	$275,281	$265,293	$9,988
Information pertaining to short-term borrowings is summarized in the table below for the six months ended June 30, 2026 and for the twelve months ended December 31, 2025:

	Short-Term Borrowings
(dollars in thousands)	June 30, 2026	December 31, 2025
Balance at the period end	$200,000	$165,000
Average balance during the period	$106,209	$111,453
Average interest rate during the period	3.86%	4.53%
Maximum month-end balance during the period	$200,000	$165,000
Average interest rate at the period end	3.87%	3.93%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information for long-term borrowings and junior subordinated debt securities is summarized in the tables below for the six months ended June 30, 2026 and for the twelve months ended December 31, 2025:

	Long-Term Borrowings
(dollars in thousands)	June 30, 2026	December 31, 2025
Balance at the period end	$25,773	$50,815
Average balance during the period	$25,783	$50,856
Average interest rate during the period	3.76%	3.80%
Maximum month-end balance during the period	$50,809	$50,890
Average interest rate at the period end	3.71%	3.75%

	Junior Subordinated Debt Securities
(dollars in thousands)	June 30, 2026	December 31, 2025
Balance at the period end	$49,508	$49,478
Average balance during the period	$49,499	$49,446
Average interest rate during the period	6.47%	7.04%
Maximum month-end balance during the period	$49,508	$49,478
Average interest rate at the period end	6.25%	6.33%
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
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing deposits and attract new deposits, mitigating any funding dependency on other more volatile funding sources. Refer to the Financial Condition at June 30, 2026 - Deposits section of this MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program. Additional funding sources accessible to us include borrowing availability at the FHLB, Federal Reserve Discount Window through the Borrower-in-Custody Program, federal funds lines with other financial institutions and the brokered deposit market.
Available borrowing capacity exceeds uninsured deposits of $2.9 billion at June 30, 2026. The following table summarizes funding sources available at the dates presented:

	June 30, 2026			December 31, 2025
(dollars in thousands)	Borrowing Capacity	Balance (1)	Available	Borrowing Capacity	Balance (1)	Available
FHLB(1)	$2,104,290	$382,847	$1,721,443	$2,132,446	$339,614	$1,792,832
Borrower-in-Custody Program	2,118,063	—	2,118,063	2,124,366	—	2,124,366
Total	$4,222,353	$382,847	$3,839,506	$4,256,812	$339,614	$3,917,198
(1) FHLB balances include advances, letters of credit, interest due on advances and the credit enhancement obligation on mortgages sold to the FHLB.
We have contractual obligations representing required future payments on certificates of deposit, junior subordinated debt securities, short-term borrowings, long-term borrowings, operating and capital leases, funding commitments on tax credit equity investments and purchase obligations. See the Liquidity and Capital Resources section presented in our 2025 Form 10-K under Part II, Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on these future cash outflows. There have been no material changes to the contractual obligations previously disclosed in our 2025 Form 10-K.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly to meet financial obligations. ALCO

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At June 30, 2026, S&T Bank had $916.2 million in highly liquid assets which consisted primarily of $146.0 million in interest-bearing deposits with banks and $765.5 million in unpledged securities. This resulted in a highly liquid assets to total assets ratio of 9.2 percent at June 30, 2026.
We continue to maintain a strong capital position with our capital ratios in excess of the well-capitalized regulatory guidelines. The following table summarizes capital amounts and ratios for S&T and S&T Bank at the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	June 30, 2026		December 31, 2025
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$1,102,245	11.58%	$1,154,736	12.18%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	1,078,245	13.64%	1,130,736	14.32%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,102,245	13.95%	1,154,736	14.62%
Total capital to risk-weighted assets	8.00%	10.00%	1,226,031	15.51%	1,278,474	16.19%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$1,048,200	11.02%	$1,128,495	11.91%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	1,048,200	13.28%	1,128,495	14.30%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,048,200	13.28%	1,128,495	14.30%
Total capital to risk-weighted assets	8.00%	10.00%	1,171,896	14.84%	1,252,175	15.86%
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. We have not issued any securities pursuant to this shelf registration statement at June 30, 2026.

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
The table below reflects the rate shock analyses results for the 1-12 and 13-24 month periods of pretax net interest income and EVE:

	June 30, 2026			December 31, 2025
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	6.6	10.5	(10.8)	1.7	9.4	(12.4)
300	4.9	7.7	(6.7)	1.1	6.9	(7.9)
200	3.5	5.6	(2.8)	0.9	5.0	(3.6)
100	2.1	3.3	(0.1)	0.6	2.9	(0.6)
-100	(2.5)	(4.2)	(2.9)	(1.8)	(4.5)	(3.1)
-200	(5.8)	(9.8)	(9.8)	(4.0)	(10.2)	(9.7)
-300	(12.3)	(18.5)	(21.4)	(6.8)	(17.0)	(21.2)
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
Our rate shock analyses show more improvement in the percentage change in pretax net interest income in the 1-12 month rates up and a larger decline in the percentage change in pretax net interest income in the 1-12 month rates down scenarios when comparing June 30, 2026 to December 31, 2025 because of a greater impact of floating rate loans and maturities within our received-fixed balance sheet swap portfolio. Our rate shock analyses remain relatively unchanged in the percentage change in pretax net interest income in the 13-24 month scenarios when comparing June 30, 2026 to December 31, 2025. Our EVE analyses remain relatively unchanged when comparing June 30, 2026 to December 31, 2025.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of June 30, 2026. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2026, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

S&T BANCORP, INC. AND SUBSIDIARIES

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes to the risk factors that we have previously disclosed in Part I, Item 1A – Risk Factors in our 2025 Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
On January 21, 2026, our Board of Directors authorized a $100 million share repurchase program effective January 26, 2026 which was set to expire February 1, 2027. The program authorized the share repurchase of S&T's common stock from time to time through a combination of open market and privately negotiated transactions up to the authorized $100 million aggregate value of S&T's common stock. The specific timing, price and quantity of repurchases was at the discretion of S&T and depended on a variety of factors, including general market conditions, the trading price of the common stock, applicable securities laws and other legal and contractual requirements, as well as S&T's financial performance. The repurchase program did not obligate S&T to repurchase any particular number of shares and may be extended, modified or discontinued at any time. During the second quarter of 2026, 1,074,924 shares were repurchased under the plan, at an average price of $44.24 per share, for $47.6 million excluding excise tax and commissions. At June 30, 2026, 2,221,024 shares were repurchased under the plan, at an average price of $43.75 per share, for $97.2 million excluding excise tax and commissions. The following table is a summary of our purchases of common stock during the second quarter of 2026:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan(1)
04/01/2026-04/30/2026	197,600	$44.22	197,600	$41,641,494

05/01/2026-05/31/2026	877,324	44.25	877,324	2,822,154

06/01/2026-06/30/2026	—	—	—	2,822,154
Total	1,074,924	$44.24	1,074,924	$2,822,154
(1)Excludes excise tax and commissions.

On July 22, 2026, our Board of Directors authorized a new $100 million share repurchase program which replaced the existing share repurchase program effective July 27, 2026 and is set to expire August 31, 2027. The remaining capacity of $2.8 million under the existing share repurchase program was terminated. The new program authorizes the share repurchase of S&T's common stock from time to time through a combination of open market and privately negotiated transactions up to the authorized $100 million aggregate value of S&T's common stock. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of the common stock, applicable securities laws and other legal and contractual requirements, as well as S&T's financial performance. The repurchase program does not obligate S&T to repurchase any particular number of shares and may be extended, modified or discontinued at any time.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

S&T BANCORP, INC. AND SUBSIDIARIES
(c) During the three and six months ended June 30, 2026, no director or Section 16 officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

10.1	Form of Restricted Stock Unit Award Agreement - Non-LTIP*	Filed herewith.
10.2	Form of Restricted Stock Unit Award Agreement - LTIP*	Filed herewith.
10.3	Form of Restricted Stock Unit Award Agreement - Directors*	Filed herewith.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)
*Management Contract or Compensatory Plan or Arrangement

S&T BANCORP, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

August 6, 2026	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)