Form 10-Q
period 2026-09-30
S&T BANCORP INC
filed 2026-11-05
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Common Stock, $2.50 Par Value - 35,266,564 shares as of November 3, 2026

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025
(in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $127,771 and $106,286 at September 30, 2026 and December 31, 2025	$192,223	$163,436
Securities available for sale, at fair value	984,444	987,659
Loans held for sale	574	1,010
Portfolio loans, net of unearned income	8,054,019	8,071,957
Allowance for credit losses	(93,252)	(93,178)
Portfolio loans, net	7,960,767	7,978,779
Bank owned life insurance	87,205	85,421
Premises and equipment, net	42,468	43,855
Federal Home Loan Bank and other restricted stock, at cost	14,318	16,030
Goodwill	373,424	373,424
Other intangible assets, net	1,707	2,251
Other assets	232,361	219,115
Total Assets	$9,889,491	$9,870,980
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,223,912	$2,160,645
Interest-bearing demand	771,052	790,278
Money market	2,186,099	2,196,998
Savings	873,656	862,118
Certificates of deposit	2,009,172	1,948,792
Total Deposits	8,063,891	7,958,831
Short-term borrowings	165,000	165,000
Long-term borrowings	751	50,815
Junior subordinated debt securities	49,523	49,478
Other liabilities	202,992	182,979
Total Liabilities	8,482,157	8,407,103
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—41,449,444 shares at September 30, 2026 and December 31, 2025 Outstanding—35,266,564 shares at September 30, 2026 and 37,402,705 shares at December 31, 2025	103,623	103,623
Additional paid-in capital	412,388	412,969
Retained earnings	1,190,828	1,120,297
Accumulated other comprehensive loss	(72,651)	(41,707)
Treasury stock — 6,182,880 shares at September 30, 2026 and 4,046,739 shares at December 31, 2025, at cost	(226,854)	(131,305)
Total Shareholders’ Equity	1,407,334	1,463,877
Total Liabilities and Shareholders’ Equity	$9,889,491	$9,870,980
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Loans, including fees	$120,227	$120,321	$352,481	$352,357
Investment Securities:
Taxable	11,194	10,994	32,710	31,913
Tax-exempt	51	34	119	226
Dividends	280	274	834	881
Total Interest and Dividend Income	131,752	131,623	386,144	385,377
INTEREST EXPENSE
Deposits	36,372	39,864	107,457	117,274
Borrowings, junior subordinated debt securities and other	2,250	2,518	6,741	8,967
Total Interest Expense	38,622	42,382	114,198	126,241
NET INTEREST INCOME	93,130	89,241	271,946	259,136
Provision for credit losses	1,411	2,792	3,850	1,726
Net Interest Income After Provision for Credit Losses	91,719	86,449	268,096	257,410
NONINTEREST INCOME
Net gain (loss) on sale of securities	—	—	169	(2,295)
Debit and credit card	4,764	4,722	13,742	13,498
Service charges on deposit accounts	4,456	4,175	12,942	12,227
Investment services and trust	3,727	3,118	10,659	9,244
Other	1,716	1,748	5,653	5,018
Total Noninterest Income	14,663	13,763	43,165	37,692
NONINTEREST EXPENSE
Salaries and employee benefits	32,654	32,180	96,690	94,940
Data processing and information technology	5,036	4,901	15,357	14,678
Occupancy	3,990	4,014	12,656	12,340
Furniture, equipment and software	3,644	3,225	10,660	10,060
Other taxes	2,196	2,088	6,032	5,670
Marketing	1,325	1,255	4,668	4,360
Professional services and legal	1,432	1,199	3,963	4,224
FDIC insurance	1,080	1,071	3,227	3,173
Other	6,284	6,443	19,759	20,136
Total Noninterest Expense	57,641	56,376	173,012	169,581
Income Before Taxes	48,741	43,836	138,249	125,521
Income tax expense	10,138	8,874	27,931	25,258
Net Income	$38,603	$34,962	$110,318	$100,263
Earnings per share—basic	$1.09	$0.91	$3.07	$2.62
Earnings per share—diluted	$1.09	$0.91	$3.04	$2.60
Dividends declared per share	$0.37	$0.34	$1.10	$1.02
Comprehensive Income	$15,297	$42,174	$79,374	$132,065
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2025
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at June 30, 2025	$103,623	$410,891	$1,078,166	$(52,402)	$(94,785)	$1,445,493
Net income for the three months ended September 30, 2025	—	—	34,962	—	—	34,962
Other comprehensive income, net of tax	—	—	—	7,212	—	7,212
Cash dividends declared ($0.34 per share)	—	—	(13,100)	—	—	(13,100)
Treasury stock issued for restricted stock awards, net of forfeitures (5,052 shares)	—	(230)	—	—	101	(129)
Recognition of restricted stock compensation expense	—	1,028	—	—	—	1,028
Balance at September 30, 2025	$103,623	$411,689	$1,100,028	$(45,190)	$(94,684)	$1,475,466
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended September 30, 2026
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at June 30, 2026	$103,623	$411,087	$1,165,350	$(49,345)	$(226,900)	$1,403,815
Net income for the three months ended September 30, 2026	—	—	38,603	—	—	38,603
Other comprehensive loss, net of tax	—	—	—	(23,306)	—	(23,306)
Cash dividends declared ($0.37 per share)	—	—	(13,125)	—	—	(13,125)
Treasury stock issued for restricted stock awards, net of forfeitures (1,628 shares)	—	(98)	—	—	46	(52)
Recognition of restricted stock compensation expense	—	1,399	—	—	—	1,399
Balance at September 30, 2026	$103,623	$412,388	$1,190,828	$(72,651)	$(226,854)	$1,407,334
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Nine Months Ended September 30, 2025
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2025	$103,623	$411,785	$1,039,035	$(76,992)	$(97,157)	$1,380,294
Net income for the nine months ended September 30, 2025	—	—	100,263	—	—	100,263
Other comprehensive income, net of tax	—	—	—	31,802	—	31,802
Cash dividends declared ($1.02 per share)	—	—	(39,270)	—	—	(39,270)
Treasury stock issued for restricted stock awards, net of forfeitures (91,051 shares)	—	(4,138)	—	—	2,473	(1,665)
Recognition of restricted stock compensation expense	—	4,042	—	—	—	4,042
Balance at September 30, 2025	$103,623	$411,689	$1,100,028	$(45,190)	$(94,684)	$1,475,466
See Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2026
(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2026	$103,623	$412,969	$1,120,297	$(41,707)	$(131,305)	$1,463,877
Net income for the nine months ended September 30, 2026	—	—	110,318	—	—	110,318
Other comprehensive loss, net of tax	—	—	—	(30,944)	—	(30,944)
Cash dividends declared ($1.10 per share)	—	—	(39,787)	—	—	(39,787)
Treasury stock issued for restricted stock awards, net of forfeitures (84,883 shares)	—	(4,498)	—	—	2,712	(1,786)
Repurchase of S&T Stock (2,221,024 shares)	—	—	—	—	(98,261)	(98,261)
Recognition of restricted stock compensation expense	—	3,917	—	—	—	3,917
Balance at September 30, 2026	$103,623	$412,388	$1,190,828	$(72,651)	$(226,854)	$1,407,334
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$138,235	$98,846
INVESTING ACTIVITIES
Purchases of securities	(168,962)	(122,905)
Proceeds from maturities, prepayments and calls of securities	99,895	95,298
Proceeds from sales of securities	33,042	47,038
Redemptions of Federal Home Loan Bank stock	1,712	189
Net decrease (increase) in loans	4,937	(241,450)
Proceeds from sale of portfolio loans	8,464	275
Purchases of premises and equipment, net of proceeds from sales	(3,030)	(3,520)
Net payments from cash flow hedge	(1,673)	(5,212)
Net Cash Used in Investing Activities	(25,615)	(230,287)
FINANCING ACTIVITIES
Net increase in demand, money market and savings deposits	44,680	81,170
Net increase in certificates of deposit	60,380	57,656
Net decrease in short-term borrowings	—	(15,000)
Repayments on long-term borrowings	(50,064)	(60)
Repurchase of shares for taxes on restricted stock	(1,786)	(1,665)
Cash dividends paid to common shareholders	(39,754)	(39,252)
Repurchase of common stock	(97,289)	—
Net Cash (Used in) Provided by Financing Activities	(83,833)	82,849
Net increase (decrease) in cash and due from banks	28,787	(48,592)
Cash and due from banks at beginning of period	163,436	244,820
Cash and Due From Banks at End of Period	$192,223	$196,228

Supplemental Disclosures
Right of use assets obtained in exchange for lease obligations	$—	$2,400
Cash paid for interest	$116,438	$130,566
Cash paid for federal income taxes, net of refunds	$21,500	$16,950
Cash paid for state income taxes, net of refunds	$603	$990
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
Segments

We have one operating segment, Community Banking, based upon our current reporting structure at the consolidated level. The chief operating decision maker, or CODM, uses consolidated net income when allocating resources and making operating decisions. The accounting policies used to measure the profit and loss of the Community Banking segment are the same as those described in the summary of significant accounting policies in our 2025 Form 10-K. The CODM does not review segment revenue or expense information at a lower level than what is included in our Condensed Consolidated Statements of Comprehensive Income. Expenses included within other expenses in the Condensed Consolidated Statements of Comprehensive Income include loan related expenses, travel and entertainment, contributions and insurance expenses.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Standards Updates, or ASUs
There were no recently adopted accounting standards updates in the third quarter of 2026.
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
NOTE 2. EARNINGS PER SHARE
The treasury stock method was used to determine earnings per share for the three and nine months ended September 30, 2026 and 2025. The following table reconciles the numerators and denominators of basic and diluted EPS calculations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Numerator for Earnings per Share—Basic and Diluted:
Net income	$38,603	$34,962	$110,318	$100,263

Denominator for Earnings per Share:
Weighted Average Shares Outstanding—Basic	35,265,655	38,346,949	35,940,709	38,315,498
Add: Potentially dilutive shares	293,644	248,169	302,675	295,543
Denominator—Diluted	35,559,299	38,595,118	36,243,384	38,611,041

Earnings per share—basic	$1.09	$0.91	$3.07	$2.62
Earnings per share—diluted	$1.09	$0.91	$3.04	$2.60
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	160	3	126	20

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
There have been no changes in our valuation methodologies during the three and nine months ended September 30, 2026. Refer to Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2025 Form 10-K for more information on the valuation methodologies that we use for financial instruments recorded at fair value on a recurring or nonrecurring basis.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	September 30, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale debt securities:
U.S. Treasury securities	$53,656	$—	$—	$53,656
Collateralized mortgage obligations of U.S. government corporations and agencies(1)	—	615,490	—	615,490
Residential mortgage-backed securities of U.S. government corporations and agencies(1)	—	29,619	—	29,619
Commercial mortgage-backed securities of U.S. government corporations	—	279,277	—	279,277
Obligations of states and political subdivisions	—	4,845	—	4,845
Total Available-for-Sale Debt Securities	53,656	929,231	—	982,887
Equity securities	1,557	—	—	1,557
Total Securities Available for Sale	55,213	929,231	—	984,444
Securities held in a deferred compensation plan	12,262	—	—	12,262
Derivative financial assets:
Interest rate swap contracts - commercial loans	—	46,111	—	46,111
Interest rate lock commitments - mortgage loans	—	—	13	13
Total Assets	$67,475	$975,342	$13	$1,042,830
LIABILITIES
Derivative financial liabilities:
Interest rate swap contracts - commercial loans	$—	$46,278	$—	$46,278
Interest rate lock commitments - mortgage loans	—	—	18	18
Interest rate swap contracts - cash flow hedge	—	1,094	—	1,094
Total Liabilities	$—	$47,372	$18	$47,390
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recorded at the lower of cost or fair value in our consolidated financial statements and are remeasured only when events or circumstances indicate impairment. At September 30, 2026, individually evaluated loans of $7.8 million were measured at fair value on a nonrecurring basis and classified as Level 3. At December 31, 2025 individually evaluated loans of $10.6 million were classified as Level 3 and $5.3 million were classified as Level 2. There were no liabilities measured at fair value on a nonrecurring basis at both September 30, 2026 and December 31, 2025.
Significant unobservable inputs used in the fair value measurements of Level 3 assets on a nonrecurring basis at September 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	September 30, 2026	Valuation Technique	Significant Unobservable Inputs(1)	Range			Weighted Average
Loans individually evaluated	$7,753	Collateral based valuation	Collateral adjustments	28%	-	78%	38.34%
(1)Represents discount adjustments to collateral values related to anticipated collection rates of accounts receivable based on management judgment.

(dollars in thousands)	December 31, 2025	Valuation Technique	Significant Unobservable Inputs(1)	Collateral Adjustment(2)			Weighted Average
Loans individually evaluated	$10,641	Collateral based valuation	Collateral adjustments	10%			10.00%
(1)Represents discount adjustments to collateral values related to anticipated collection rates of accounts receivable based on management judgment.
(2)Represents the collateral adjustment of one loan.
Fair Value of Financial Instruments
The following tables present the carrying values and fair values of our financial instruments at the dates presented:

	Carrying Value(1)	Fair Value Measurements at September 30, 2026
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$192,223	$192,223	$192,223	$—	$—
Securities available for sale	984,444	984,444	55,213	929,231	—
Loans held for sale	574	574	—	574	—
Portfolio loans, net	7,960,767	7,734,824	—	—	7,734,824
Securities held in a deferred compensation plan	12,262	12,262	12,262	—	—
Mortgage servicing rights	4,810	8,624	—	—	8,624
Interest rate swap contracts - commercial loans	46,111	46,111	—	46,111	—
Interest rate lock commitments - mortgage loans	13	13	—	—	13
LIABILITIES
Deposits	$8,063,891	$8,054,426	$6,054,719	$1,999,707	$—
Collateral payable	43,534	43,534	43,534	—	—
Short-term borrowings	165,000	165,000	—	165,000	—
Long-term borrowings	751	751	—	751	—
Junior subordinated debt securities	49,523	49,523	—	49,523	—
Interest rate swap contracts - commercial loans	46,278	46,278	—	46,278	—
Interest rate swap contracts - cash flow hedge	1,094	1,094	—	1,094	—
Interest rate lock commitments - mortgage loans	18	18	—	—	18
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Value(1)	Fair Value Measurements at December 31, 2025
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$163,436	$163,436	$163,436	$—	$—
Securities available for sale	987,659	987,659	85,889	901,770	—
Loans held for sale	1,010	1,010	—	1,010
Portfolio loans, net	7,978,779	7,807,824	—	—	7,807,824
Collateral receivable	2	2	2	—	—
Securities held in a deferred compensation plan	14,212	14,212	14,212	—	—
Mortgage servicing rights	5,034	8,034	—	—	8,034
Interest rate swaps - commercial loans	33,669	33,669	—	33,669	—
Interest rate lock commitments	81	81	—	—	81
LIABILITIES
Deposits	$7,958,831	$7,956,632	$6,010,039	$1,946,593	$—
Collateral payable	26,964	26,964	26,964	—	—
Short-term borrowings	165,000	165,000	—	165,000	—
Long-term borrowings	50,815	50,856	—	50,856	—
Junior subordinated debt securities	49,478	49,478	—	49,478	—
Interest rate swaps - commercial loans	33,990	33,990	—	33,990	—
Interest rate swaps - cash flow hedge	2,024	2,024	—	2,024	—
(1) As reported in the Consolidated Balance Sheets
NOTE 4. SECURITIES
The following table presents the fair value of our securities portfolio at the dates presented:

(dollars in thousands)	September 30, 2026	December 31, 2025
Debt securities	$982,887	$986,277
Equity securities	1,557	1,382
Total Securities Available for Sale	$984,444	$987,659
The following table presents the amortized cost and fair value of available-for-sale debt securities at the dates presented:

	September 30, 2026				December 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$55,301	$—	$(1,645)	$53,656	$86,381	$110	$(1,984)	$84,507
Collateralized mortgage obligations of U.S. government corporations and agencies(2)	671,645	—	(56,155)	615,490	650,314	4,961	(31,012)	624,263
Residential mortgage-backed securities of U.S. government corporations and agencies(2)	35,565	—	(5,946)	29,619	35,994	7	(4,665)	31,336
Commercial mortgage-backed securities of U.S. government corporations	291,777	—	(12,500)	279,277	243,571	2,411	(4,720)	241,262
Obligations of states and political subdivisions	4,840	5	—	4,845	4,902	7	—	4,909
Total Available-for-Sale Debt Securities(1)	$1,059,128	$5	$(76,246)	$982,887	$1,021,162	$7,496	$(42,381)	$986,277
(1) Excludes interest receivable of $3.2 million at September 30, 2026 and $3.3 million at December 31, 2025. Interest receivable is included in other assets in the Consolidated Balance Sheets.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the fair value and the age of gross unrealized losses on available-for-sale debt securities by investment category at the dates presented:

	September 30, 2026
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	2	$14,276	$(611)	4	$39,380	$(1,034)	6	$53,656	$(1,645)
Collateralized mortgage obligations of U.S. government corporations and agencies	48	373,607	(15,912)	52	241,883	(40,243)	100	615,490	(56,155)
Residential mortgage-backed securities of U.S. government corporations and agencies	2	2,496	(161)	11	27,123	(5,785)	13	29,619	(5,946)
Commercial mortgage-backed securities of U.S. government corporations	22	200,559	(7,990)	7	78,718	(4,510)	29	279,277	(12,500)
Total	74	$590,938	$(24,674)	74	$387,104	$(51,572)	148	$978,042	$(76,246)

	December 31, 2025
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	7	$69,409	$(1,984)	7	$69,409	$(1,984)
Collateralized mortgage obligations of U.S. government corporations and agencies	4	34,993	(52)	55	299,732	(30,960)	59	334,725	(31,012)
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	15	31,171	(4,665)	15	31,171	(4,665)
Commercial mortgage-backed securities of U.S. government corporations	1	9,943	(29)	10	114,107	(4,691)	11	124,050	(4,720)
Total	5	$44,936	$(81)	87	$514,419	$(42,300)	92	$559,355	$(42,381)
We evaluate securities with unrealized losses quarterly to determine if the decline in fair value has resulted from credit impairment or other factors. We do not believe any individual unrealized loss as of September 30, 2026 represents a credit impairment. The unrealized losses on debt securities were attributable to changes in interest rates and not related to the credit quality of the issuers. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security. As of September 30, 2026, we do not intend to sell, and it is more likely than not that we will not be required to sell, the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents net unrealized gains and losses, net of tax, on available-for-sale debt securities included in accumulated other comprehensive loss, for the periods presented:

	September 30, 2026			December 31, 2025
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Total unrealized gains (losses) on available-for-sale debt securities	$5	$(76,246)	$(76,241)	$7,496	$(42,381)	$(34,885)
Income tax (expense) benefit	(1)	16,412	16,411	(1,614)	9,123	7,509
Net Unrealized Losses, Net of Tax Included in Accumulated Other Comprehensive Loss	$4	$(59,834)	$(59,830)	$5,882	$(33,258)	$(27,376)
The amortized cost and fair value of available-for-sale debt securities at September 30, 2026 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2026
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies and obligations of states and political subdivisions
Due in one year or less	$22,536	$22,501
Due after one year through five years	27,704	26,627
Due after five years through ten years	9,901	9,373
Due after ten years	—	—
Available-for-Sale Debt Securities With Fixed Maturities	60,141	58,501
Debt Securities without a single maturity date
Collateralized mortgage obligations of U.S. government corporations and agencies	671,645	615,490
Residential mortgage-backed securities of U.S. government corporations and agencies	35,565	29,619
Commercial mortgage-backed securities of U.S. government corporations	291,777	279,277
Total Available-for-Sale Debt Securities	$1,059,128	$982,887
Debt securities are pledged in order to meet various regulatory and legal requirements. Restricted pledged securities had a carrying value of $41.9 million at September 30, 2026 and $38.3 million at December 31, 2025. Unrestricted pledged securities had a carrying value of $209.6 million at September 30, 2026 and $202.0 million at December 31, 2025. Any sales of or changes to the pledged status of restricted pledged securities requires approval of the beneficiary. Approval is not required in order to sell or make changes to the pledged status for unrestricted pledged securities.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are presented net of unearned income. Unearned income consisted of net deferred loan fees and costs of $3.1 million at September 30, 2026 and $4.8 million at December 31, 2025 and a discount related to purchase accounting fair value adjustments of $1.6 million at September 30, 2026 and $2.0 million at December 31, 2025.
The following table summarizes the composition of our loan portfolio at the dates presented:

(dollars in thousands)	September 30, 2026	December 31, 2025
Commercial real estate	$2,855,739	$2,921,761
Commercial and industrial	1,362,621	1,330,605
Commercial construction	439,216	365,377
Business banking	1,271,897	1,315,863
Consumer real estate	2,047,398	2,047,071
Other consumer	77,148	91,280
Total Portfolio Loans	$8,054,019	$8,071,957
Loans held for sale	574	1,010
Total Loans(1)	$8,054,593	$8,072,967
(1)Excludes interest receivable of $33.4 million at September 30, 2026 and $33.4 million at December 31, 2025. Interest receivable is included in other assets in the Consolidated Balance Sheets.
Modifications to Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost of loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented:

	Three Months Ended September 30, 2026
(dollars in thousands)	Term Extension	Term Extension and Payment Delays	Total	% of Portfolio Segment
Commercial real estate	$4,456	$5,777	$10,233	0.36%
Commercial and industrial	—	1,858	1,858	0.14%
Total	$4,456	$7,635	$12,091	0.15%

	Three Months Ended September 30, 2025
(dollars in thousands)	Term Extension	Term Extension and Payment Delays	Total	% of Portfolio Segment
Commercial real estate	$14,574	$—	$14,574	0.49%
Commercial and industrial	14,320	—	14,320	1.12%
Total	$28,894	$—	$28,894	0.36%

	Nine Months Ended September 30, 2026
(dollars in thousands)	Term Extension	Term Extension and Payment Delays	Total	% of Portfolio Segment
Commercial real estate	$4,456	$9,297	$13,753	0.48%
Commercial and industrial	3,839	12,993	16,832	1.24%
Business banking	10	—	10	—%
Consumer real estate	368	—	368	0.02%
Total	$8,673	$22,290	$30,963	0.38%

	Nine Months Ended September 30, 2025
(dollars in thousands)	Term Extension	Term Extension and Payment Delays	Total	% of Portfolio Segment
Commercial real estate	$14,574	$—	$14,574	0.49%
Commercial and industrial	22,097	1,992	24,089	1.89%
Consumer real estate	273	—	273	0.01%
Total	$36,944	$1,992	$38,936	0.49%

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables describe the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension and Payment Delays (in months)	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension and Payment Delays (in months)
Commercial real estate	1	12	1	13
Commercial and industrial	—	14	12	6
Business banking	—	—	12	—
Consumer real estate	—	—	303	—

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension and Payment Delays (in months)	Weighted-Average Term Extension (in months)	Weighted-Average Payment Delays (in months)
Commercial real estate	3	—	3	—
Commercial and industrial	18	—	14	13
Other consumer	—	—	121	—
We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following tables present an aging analysis since the date of modification for loans to borrowers experiencing financial difficulty that were modified in the last 12 months as of the dates presented:

	September 30, 2026
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$5,788	$4,456	$—	$3,520	$13,764
Commercial and industrial	9,168	—	—	7,663	16,831
Consumer real estate	389	2	143	134	668
Total	$15,345	$4,458	$143	$11,317	$31,263

	September 30, 2025
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$470	$14,574	$—	$—	$15,044
Commercial and industrial	20,607	3,482	—	—	24,089
Consumer real estate	184	—	—	246	430
Total	$21,261	$18,056	$—	$246	$39,563
A payment default is defined as a loan having a payment past due 90 days or more. There were three payment defaults on previously modified loans to borrowers experiencing financial difficulty in the amount of $11.3 million during the three months ended September 30, 2026 and five payment defaults in the amount of $25.0 million during the nine months ended September 30, 2026 compared to three payment defaults in the amount of $0.2 million during the three months ended September 30, 2025 and five payment defaults in the amount of $3.7 million during the nine months ended September 30, 2025. Additionally, we had eleven commitments to lend an additional $0.7 million to borrowers experiencing financial difficulty that had a modification during the twelve months ended September 30, 2026 and eleven commitments to lend an additional $0.2 million to borrowers experiencing financial difficulty that had a modification during the same period in 2025.
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
Doubtful—Loans classified doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments at the dates presented:

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2026
	Risk Rating by Year of Origination
(dollars in thousands)	2026	2025	2024	2023	2022	2021 and Prior	Revolving	Revolving-Term	Total
Commercial Real Estate
Pass	$207,249	$522,776	$338,107	$286,538	$265,180	$1,098,737	$35,960	$—	$2,754,547
Special mention	—	6,527	27,489	4,515	7,952	27,717	1,166	—	75,366
Substandard	—	—	—	—	730	24,842	254	—	25,826
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate	207,249	529,303	365,596	291,053	273,862	1,151,296	37,380	—	2,855,739
Year-to-date Gross Charge-offs	—	—	—	—	—	309	—	—	309

Commercial and Industrial
Pass	163,120	148,334	66,346	93,403	100,398	212,832	465,027	—	1,249,460
Special mention	—	1,200	5,324	4,216	5,388	9,803	38,870	—	64,801
Substandard	—	—	290	2,009	56	25,419	18,194	—	45,968
Doubtful	—	—	—	—	—	—	2,392	—	2,392
Total Commercial and Industrial	163,120	149,534	71,960	99,628	105,842	248,054	524,483	—	1,362,621
Year-to-date Gross Charge-offs	—	—	—	198	—	10	1,731	—	1,939

Commercial Construction
Pass	78,397	247,654	50,799	36,239	8,460	2,720	8,095	—	432,364
Special mention	—	6,852	—	—	—	—	—	—	6,852
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Construction	78,397	254,506	50,799	36,239	8,460	2,720	8,095	—	439,216
Year-to-date Gross Charge-offs	—	—	69	—	—	—	—	—	69

Business Banking
Pass	98,017	167,424	117,503	175,039	180,576	417,918	91,173	484	1,248,134
Special mention	—	—	788	1,689	1,714	3,386	242	112	7,931
Substandard	—	—	407	4,279	2,361	8,325	81	379	15,832
Doubtful	—	—	—	—	—	—	—	—	—
Total Business Banking	98,017	167,424	118,698	181,007	184,651	429,629	91,496	975	1,271,897
Year-to-date Gross Charge-offs	—	776	—	414	21	210	25	—	1,446

Consumer Real Estate
Pass	72,477	160,435	202,911	270,919	288,242	352,794	649,202	36,670	2,033,650
Special mention	—	—	—	—	—	72	—	—	72
Substandard	—	435	900	3,043	687	3,422	1,772	3,417	13,676
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer Real Estate	72,477	160,870	203,811	273,962	288,929	356,288	650,974	40,087	2,047,398
Year-to-date Gross Charge-offs	—	10	35	281	—	51	85	224	686

Other Consumer
Pass	4,433	4,714	3,525	2,256	2,065	925	38,270	20,781	76,969
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	15	—	143	—	21	179
Doubtful	—	—	—	—	—	—	—	—	—
Total Other Consumer	4,433	4,714	3,525	2,271	2,065	1,068	38,270	20,802	77,148
Year-to-date Gross Charge-offs	431	—	29	15	35	21	1	617	1,149

Pass	623,693	1,251,337	779,191	864,394	844,921	2,085,926	1,287,727	57,935	7,795,124
Special mention	—	14,579	33,601	10,420	15,054	40,978	40,278	112	155,022
Substandard	—	435	1,597	9,346	3,834	62,151	20,301	3,817	101,481
Doubtful	—	—	—	—	—	—	2,392	—	2,392
Total Loan Balance	$623,693	$1,266,351	$814,389	$884,160	$863,809	$2,189,055	$1,350,698	$61,864	$8,054,019

Year-to-date Gross Charge-offs	$431	$786	$133	$908	$56	$601	$1,842	$841	$5,598

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the aging analysis of past due loans segregated by class of loans at the dates presented:

	September 30, 2026
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,832,187	$18,349	$—	$5,203	$23,552	$2,855,739
Commercial and industrial	1,348,961	220	—	13,440	13,660	1,362,621
Commercial construction	439,216	—	—	—	—	439,216
Business banking	1,264,089	974	1,493	5,341	7,808	1,271,897
Consumer real estate	2,029,745	2,016	3,322	12,315	17,653	2,047,398
Other consumer	76,338	615	40	155	810	77,148
Total	$7,990,536	$22,174	$4,855	$36,454	$63,483	$8,054,019

	December 31, 2025
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due Loans	Total Loans
Commercial real estate	$2,906,576	$—	$—	$15,185	$15,185	$2,921,761
Commercial and industrial	1,305,388	311	—	24,906	25,217	1,330,605
Commercial construction	364,508	—	—	869	869	365,377
Business banking	1,308,368	999	2,920	3,576	7,495	1,315,863
Consumer real estate	2,028,472	3,281	4,454	10,864	18,599	2,047,071
Other consumer	90,503	604	15	158	777	91,280
Total	$8,003,815	$5,195	$7,389	$55,558	$68,142	$8,071,957
The following tables present loans on nonaccrual status by class of loan for the year-to-date periods presented:

	September 30, 2026
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial Real Estate	$15,185	$5,203	$5,203	$169
Commercial and industrial	24,906	13,440	3,296	274
Commercial construction	869	—	—	4
Business banking	3,576	5,341	2,281	96
Consumer real estate	10,864	12,315	—	435
Other consumer	158	155	—	1
Total	$55,558	$36,454	$10,780	$979
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

	December 31, 2025
(dollars in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Interest Income Recognized on Nonaccrual(1)
Commercial real estate	$3,228	$15,185	$14,936	$123
Commercial and industrial	11,173	24,906	12,585	202
Commercial construction	—	869	—	581
Business banking	2,988	3,576	—	198
Consumer real estate	10,318	10,864	—	592
Other consumer	230	158	—	3
Total	$27,937	$55,558	$27,521	$1,699
(1) Represents only cash payments received and applied to interest on nonaccrual loans.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loans that are individually evaluated and collateral-dependent at the dates presented:

	September 30, 2026
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets
Commercial real estate	$5,203	$—
Commercial and industrial	3,296	10,145
Business banking	2,281	—
Total	$10,780	$10,145

	December 31, 2025
	Type of Collateral
(dollars in thousands)	Real Estate	Business Assets
Commercial real estate	$14,936	$—
Commercial and industrial	—	24,835
Total	$14,936	$24,835
The following tables present activity in the ACL for the periods presented:

	Three Months Ended September 30, 2026
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$28,577	$30,894	$5,299	$10,627	$15,965	$1,958	$93,320
Provision for credit losses on loans(1)	1,433	621	64	(123)	12	(13)	1,994
Charge-offs	(309)	(1,186)	—	(629)	(184)	(119)	(2,427)
Recoveries	—	235	—	36	51	43	365
Net Charge-offs	(309)	(951)	—	(593)	(133)	(76)	(2,062)
Balance at End of Period	$29,701	$30,564	$5,363	$9,911	$15,844	$1,869	$93,252
(1) Excludes the provision for credit losses for unfunded commitments.

	Three Months Ended September 30, 2025
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$30,335	$32,080	$6,468	$11,461	$15,527	$2,709	$98,580
Provision for credit losses on loans(1)	3,053	376	(2,161)	87	415	219	1,989
Charge-offs	—	(1,971)	—	(462)	(220)	(400)	(3,053)
Recoveries	—	146	9	49	170	265	639
Net (Charge-offs) Recoveries	—	(1,825)	9	(413)	(50)	(135)	(2,414)
Balance at End of Period	$33,388	$30,631	$4,316	$11,135	$15,892	$2,793	$98,155
(1) Excludes the provision for credit losses for unfunded commitments.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present activity in the ACL for the periods presented:

	Nine Months Ended September 30, 2026
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$29,357	$29,142	$4,400	$11,335	$16,297	$2,647	$93,178
Provision for credit losses on loans(1)	649	3,027	1,032	(123)	75	158	4,818
Charge-offs	(309)	(1,939)	(69)	(1,446)	(686)	(1,149)	(5,598)
Recoveries	4	334	—	145	158	213	854
Net Charge-offs	(305)	(1,605)	(69)	(1,301)	(528)	(936)	(4,744)
Balance at End of Period	$29,701	$30,564	$5,363	$9,911	$15,844	$1,869	$93,252
(1) Excludes the provision for credit losses for unfunded commitments.

	Nine Months Ended September 30, 2025
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$30,254	$37,084	$4,893	$10,681	$15,776	$2,806	$101,494
Provision for credit losses on loans(1)	2,999	(4,424)	(467)	1,124	368	606	206
Charge-offs	—	(2,399)	(119)	(784)	(772)	(1,519)	(5,593)
Recoveries	135	370	9	114	520	900	2,048
Net (Charge-offs) Recoveries	135	(2,029)	(110)	(670)	(252)	(619)	(3,545)
Balance at End of Period	$33,388	$30,631	$4,316	$11,135	$15,892	$2,793	$98,155
(1) Excludes the provision for credit losses for unfunded commitments.
NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivatives Designated as Hedging Instruments
The following table indicates the amounts representing the value of derivative assets and derivative liabilities at the dates presented:

	Derivative Assets (Included in Other Assets)				Derivative Liabilities (Included in Other Liabilities)
	September 30, 2026		December 31, 2025		September 30, 2026		December 31, 2025
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts - cash flow hedges	$—	$—	$—	$—	$200,000	$1,094	$350,000	$2,024
Total Derivatives Designated as Hedging Instruments	—	—	—	—	200,000	1,094	350,000	2,024

Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	653,651	46,111	746,445	33,669	653,651	46,278	746,445	33,990
Interest rate lock commitments - mortgage loans	1,253	13	3,218	81	1,253	18	—	—
Total Derivatives Not Designated as Hedging Instruments	654,904	46,124	749,663	33,750	654,904	46,296	746,445	33,990
Total Derivatives	$654,904	$46,124	$749,663	$33,750	$854,904	$47,390	$1,096,445	$36,014

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table indicates the gross amounts of interest rate swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivative Assets (Included in Other Assets)		Derivative Liabilities (Included in Other Liabilities)
(dollars in thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Gross amounts recognized	$46,111	$33,669	$47,372	$36,014
Gross amounts offset	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	46,111	33,669	47,372	36,014
Netting adjustments(1)	(1,094)	(2,024)	(1,094)	(2,024)
Cash collateral(2)	(43,534)	(26,964)	—	2
Net Amount	$1,483	$4,681	$46,278	$33,992
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

The following table presents the effect, net of tax, of the cash flow hedges on OCI and on the Consolidated Statements of Comprehensive Income for the periods presented:

	Amount of Gain Recognized in Other Comprehensive Income		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Income
(dollars in thousands)	Three months ended September 30, 2026	Three months ended September 30, 2025	Three months ended September 30, 2026	Three months ended September 30, 2025
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedges	$336	$1,166	$(441)	$(1,412)
Total	$336	$1,166	$(441)	$(1,412)

	Amount of Gain Recognized in Other Comprehensive Income		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Income
(dollars in thousands)	Nine months ended September 30, 2026	Nine months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap contracts - cash flow hedges	$730	$5,016	$(1,583)	$(4,625)
Total	$730	$5,016	$(1,583)	$(4,625)
Amounts reported in OCI related to derivatives that are designated as hedging instruments are reclassified to interest income as interest payments are received on variable rate assets. We estimate that an additional $1.1 million will be reclassified as a decrease to interest income in the next 12 months. Our current interest rate swap agreements had original terms of three to five years with maturity dates extending into July 2027.
The following table indicates the gain (loss) recognized in income on derivatives not designated as hedging instruments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$45	$53	$82	$147
Interest rate lock commitments—mortgage loans	(103)	19	(93)	19
Total Derivatives (Loss) Gain	$(58)	$72	$(11)	$166
NOTE 7. TAX CREDIT EQUITY INVESTMENTS
We invest in low income housing tax credit, or LIHTC, and historic tax credit, or HTC, partnerships as part of our responsibilities under the Community Reinvestment Act and due to their favorable federal income tax benefits. As a limited

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. No impairment losses were recognized for the three and nine months ended September 30, 2026 and 2025.
The following table presents the balances included in the Consolidated Balance Sheets at the dates presented:

(dollars in thousands)	September 30, 2026	December 31, 2025
Tax credit equity investment(1)	$32,217	$35,782
Unfunded commitments(2)	2,385	3,514
(1) Included in other assets in the Consolidated Balance Sheets
(2) Included in other liabilities in the Consolidated Balance Sheets
The following table summarizes the amortization expense and tax credits included in income tax expense in the Condensed Consolidated Statements of Comprehensive Income for the periods presented:

	Three Months Ended September 30,
(dollars in thousands)	2026	2025
Tax credits and other tax benefits recognized	$1,493	$1,570
Amortization	1,180	1,144
Net benefit included in income tax expense	$313	$426

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Tax credits and other tax benefits recognized	$4,479	$4,346
Amortization	3,557	3,606
Net benefit included in income tax expense	$922	$740
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
The following table sets forth our commitments and letters of credit at the dates presented:

(dollars in thousands)	September 30, 2026	December 31, 2025
Commitments to extend credit	$2,592,201	$2,644,139
Standby letters of credit	69,079	67,452
Total	$2,661,280	$2,711,591
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the change in components of other comprehensive income (loss) for the periods presented, net of tax effects:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(dollars in thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount
Change in net unrealized (losses) gains on available-for-sale debt securities	$(30,458)	$6,556	$(23,902)	$7,304	$(1,573)	$5,731
Change in interest rate swap	428	(92)	336	1,487	(321)	1,166
Adjustment to funded status of employee benefit plans	331	(71)	260	402	(87)	315
Other Comprehensive (Loss) Income	$(29,699)	$6,393	$(23,306)	$9,193	$(1,981)	$7,212

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(dollars in thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount
Change in net unrealized (losses) gains on available-for-sale debt securities	$(43,072)	$9,271	$(33,801)	$30,647	$(6,580)	$24,067
Net available-for-sale securities losses reclassified into earnings	1,716	(369)	1,347	2,295	(493)	1,802
Change in interest rate swap	930	(200)	730	6,390	(1,374)	5,016
Adjustment to funded status of employee benefit plans	994	(214)	780	1,162	(245)	917
Other Comprehensive (Loss) Income	$(39,432)	$8,488	$(30,944)	$40,494	$(8,692)	$31,802
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
There were no repurchases during the three months ended September 30, 2026. During the nine months ended September 30, 2026, 2,221,024 common shares were repurchased at an average price of $43.75 per share for a total share cost of $97.2 million, excluding excise tax and commissions. There were no repurchases during the three and nine months ended September 30, 2025. At September 30, 2026, there was $100.0 million in capacity remaining under the plan.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations for the three and nine months ended September 30, 2026 and 2025. Our MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Condensed Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Condensed Consolidated Financial Statements. Further, we view critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates as of September 30, 2026 remained unchanged from the disclosures presented in our 2025 Form 10-K under Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The following table reconciles interest and dividend income and net interest income per the Condensed Consolidated Statements of Comprehensive Income to interest income, net interest income and net interest margin on an FTE basis (non-GAAP) for the periods presented. The FTE basis (non-GAAP) adjusts for the tax benefit of income on certain tax-exempt loans and securities and the dividend-received deduction for equity securities using the federal statutory tax rate of 21 percent for each period. We believe this to be a commonly used industry measurement of net interest income that provides a relevant comparison combining both taxable and non-taxable sources of interest income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Total Interest and Dividend Income	$131,752	$131,623	$386,144	$385,377
Plus: taxable equivalent adjustment	593	602	1,767	1,810
Interest and Dividend Income on an FTE Basis (Non-GAAP)	$132,345	$132,225	$387,911	$387,187

Total Interest and Dividend Income	$131,752	$131,623	$386,144	$385,377
Less: Interest expense	(38,622)	(42,382)	(114,198)	(126,241)
Net Interest Income	93,130	89,241	271,946	259,136
Plus: taxable equivalent adjustment	593	602	1,767	1,810
Net Interest Income on an FTE Basis (Non-GAAP)	$93,723	$89,843	$273,713	$260,946

Net interest margin	4.03%	3.90%	3.96%	3.84%
Plus: taxable equivalent adjustment	0.03%	0.03%	0.03%	0.03%
Net Interest Margin on an FTE Basis (Non-GAAP)	4.06%	3.93%	3.99%	3.87%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net income (annualized)	$153,153	$138,708	$147,495	$134,051
Plus: amortization of intangibles (annualized) net of tax	564	649	574	690
Net income before amortization of intangibles (non-GAAP) (annualized)	$153,717	$139,357	$148,069	$134,741

Average shareholders' equity	$1,412,809	$1,463,098	$1,428,629	$1,433,689
Less: average goodwill and other intangible assets, net of deferred tax liability	(374,848)	(375,446)	(374,991)	(375,585)
Average tangible shareholders' equity (non-GAAP)	$1,037,961	$1,087,652	$1,053,638	$1,058,104
Return on Average Tangible Shareholders' Equity (non-GAAP)	14.81%	12.81%	14.05%	12.73%
Executive Overview
We are a bank holding company that is headquartered in Indiana, Pennsylvania with assets of $9.9 billion at September 30, 2026. We operate in Pennsylvania and Ohio providing a full range of financial services with retail, business banking and commercial banking products and trust and brokerage services. Our common stock trades on the Nasdaq Global Select Market under the symbol “STBA.”
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
Earnings Summary
The following table presents a summary of key profitability metrics for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net income	$38,603	$34,962	$110,318	$100,263
Earnings per share - diluted	$1.09	$0.91	$3.04	$2.60
Return on average assets	1.55%	1.42%	1.50%	1.38%
Return on average shareholders' equity	10.84%	9.48%	10.32%	9.35%
Return on average tangible shareholders' equity (non-GAAP)(1)	14.81%	12.81%	14.05%	12.73%
(1) Reconciled to GAAP in the Explanation of Use of Non-GAAP Financial Measures section of this MD&A.
We recognized net income of $38.6 million for the three months ended September 30, 2026, an increase of 10.4 percent, compared to net income of $35.0 million for the same period in 2025. Diluted earnings per share was a record high of $1.09 per diluted share for the three months ended September 30, 2026, an increase of 19.8 percent, compared to $0.91 per diluted share for the same period in 2025. We recognized net income of $110.3 million, or $3.04 per diluted share, for the nine months ended September 30, 2026 compared to net income of $100.3 million, or $2.60 per diluted share, for the same period in 2025. This represents a 10.0 percent increase in net income and a 16.9 percent increase in diluted earnings per share for the nine months ended September 30, 2026 compared to the same period in 2025.
No shares were repurchased for the three months ended September 30, 2026. During the nine months ended September 30, 2026, 2,221,024 common shares were repurchased at an average price of $43.75 per share for $97.2 million excluding excise tax and commissions.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest income increased $3.9 million, or 4.4 percent, and $12.8 million, or 4.9 percent, for the three and nine months ended September 30, 2026 compared to the same periods in 2025. Net interest margin, or NIM, on an FTE basis (non-GAAP) increased 13 basis points for the three months ended September 30, 2026 and 12 basis points for nine months ended September 30, 2026 compared to the same periods in 2025. These improvements in both net interest income and NIM on an FTE basis (non-GAAP) were primarily due to the impact of lower interest rates on interest-bearing liabilities and an improvement in our overall funding mix.
The provision for credit losses decreased $1.4 million for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to a lower provision for unfunded loan commitments. The provision for credit losses increased $2.2 million for the nine months ended September 30, 2026 compared to the same period in 2025 related to higher net loan charge-offs and specific reserves for loans individually evaluated partially offset by a decrease in the provision for unfunded loan commitments.
Noninterest income increased $0.9 million and $5.5 million for the three and nine months ended September 30, 2026 compared to the same periods in 2025. The most significant increase for the nine months ended September 30, 2026 was due to a $0.2 million net gain on the sale of securities compared to a $2.3 million loss on sale of securities that occurred in 2025. Investment services and trust increased $0.6 million for the three months ended September 30, 2026 and $1.4 million for the nine months ended September 30, 2026 compared to the same periods in 2025 due to an increase in financial services fees partially driven by favorable market conditions.
Noninterest expense increased $1.3 million and $3.4 million for the three and nine months ended September 30, 2026 compared to the same periods in 2025. The most significant change in noninterest expense related to salaries and employee benefits which increased $0.5 million and $1.8 million for the three and nine months ended September 30, 2026 primarily due to annual merit increases and the hiring of new talent, partially offset by lower medical costs compared to the same periods in 2025.
Our effective tax rate was 20.8 percent and 20.2 percent for the three and nine months ended September 30, 2026 compared to 20.2 percent and 20.1 percent for the three and nine months ended September 30, 2025. The increase in our effective tax rate for the three and nine months ended September 30, 2026 was primarily due to an increase in pretax income compared to the same periods in 2025.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025
Net Interest Income
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$115,584	$1,090	3.74%	$128,236	$1,431	4.43%
Securities, at fair value(1)(2)	999,252	10,189	4.08%	1,011,624	9,625	3.80%
Loans held for sale	2,660	44	6.60%	18	—	6.88%
Commercial real estate	3,498,095	52,725	5.98%	3,564,071	52,628	5.86%
Commercial and industrial	1,572,162	24,744	6.24%	1,485,816	25,389	6.78%
Commercial construction	482,988	7,781	6.39%	379,167	6,662	6.97%
Total Commercial Loans	5,553,245	85,250	6.09%	5,429,054	84,679	6.19%
Residential mortgage	1,669,190	22,851	5.46%	1,688,697	22,536	5.33%
Home equity	731,173	10,801	5.86%	687,639	11,011	6.35%
Installment and other consumer	77,549	1,451	7.42%	100,551	1,991	7.85%
Consumer construction	24,565	407	6.57%	40,612	689	6.73%
Total Consumer Loans	2,502,477	35,510	5.65%	2,517,499	36,227	5.73%
Total Portfolio Loans	8,055,722	120,760	5.95%	7,946,553	120,906	6.04%
Total Loans(1)(3)	8,058,382	120,804	5.95%	7,946,571	120,906	6.04%
Total other earning assets	13,230	262	7.96%	13,808	263	7.63%
Total Interest-earning Assets	9,186,448	$132,345	5.73%	9,100,239	$132,225	5.77%
Noninterest-earning assets	696,156			699,840
Total Assets	$9,882,604			$9,800,079
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$762,711	$1,783	0.93%	$742,817	$1,848	0.99%
Money market	2,224,318	14,779	2.64%	2,247,331	17,306	3.06%
Savings	878,006	1,602	0.72%	873,968	1,583	0.72%
Certificates of deposit	2,003,793	18,208	3.61%	1,915,006	19,127	3.96%
Total Interest-bearing Deposits	5,868,828	36,372	2.46%	5,779,122	39,864	2.74%
Short-term borrowings	90,978	900	3.92%	73,538	840	4.53%
Long-term borrowings	24,947	237	3.76%	50,846	487	3.80%
Junior subordinated debt securities	49,514	811	6.50%	49,454	883	7.08%
Total Borrowings	165,439	1,948	4.67%	173,838	2,210	5.04%
Other interest-bearing liabilities	32,095	302	3.72%	28,049	308	4.36%
Total Interest-bearing Liabilities	6,066,362	38,622	2.53%	5,981,009	42,382	2.81%
Noninterest-bearing liabilities	2,403,433			2,355,972
Shareholders' equity	1,412,809			1,463,098
Total Liabilities and Shareholders' Equity	$9,882,604			$9,800,079
Net Interest Income (FTE) (non-GAAP)(1)(2)		$93,723			$89,843
Net Interest Margin (FTE) (non-GAAP)(1)(2)			4.06%			3.93%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$131,998	$3,662	3.71%	$125,708	$4,183	4.45%
Securities, at fair value(1)(2)	1,001,266	29,262	3.90%	1,004,633	28,075	3.73%
Loans held for sale	1,905	93	6.53%	7	—	6.23%
Commercial real estate	3,527,027	155,459	5.89%	3,479,614	152,319	5.85%
Commercial and industrial	1,547,160	72,021	6.22%	1,513,214	76,115	6.73%
Commercial construction	434,959	20,836	6.40%	378,819	19,699	6.95%
Total Commercial Loans	5,509,146	248,316	6.03%	5,371,647	248,133	6.18%
Residential mortgage	1,680,951	68,154	5.41%	1,674,472	66,072	5.27%
Home equity	719,923	31,714	5.89%	670,399	31,808	6.34%
Installment and other consumer	82,527	4,576	7.41%	99,839	5,901	7.90%
Consumer construction	27,333	1,355	6.63%	42,248	2,151	6.81%
Total Consumer Loans	2,510,734	105,799	5.63%	2,486,958	105,932	5.69%
Total Portfolio Loans	8,019,880	354,115	5.90%	7,858,605	354,065	6.02%
Total Loans(1)(3)	8,021,785	354,208	5.90%	7,858,612	354,065	6.02%
Total other earning assets	13,270	779	7.82%	15,694	864	7.34%
Total Interest-earning Assets	9,168,319	$387,911	5.65%	9,004,647	$387,187	5.75%
Noninterest-earning assets	694,418			713,016
Total Assets	$9,862,737			$9,717,663
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$772,752	$5,381	0.93%	$761,804	$5,698	1.00%
Money market	2,218,646	43,208	2.60%	2,175,399	49,179	3.02%
Savings	876,917	4,483	0.68%	879,645	4,550	0.69%
Certificates of deposit	1,988,180	54,386	3.66%	1,882,923	57,847	4.11%
Total Interest-bearing Deposits	5,856,495	107,458	2.45%	5,699,771	117,274	2.75%
Short-term borrowings	90,511	2,653	3.92%	108,811	3,751	4.61%
Long-term borrowings	33,750	954	3.78%	50,866	1,445	3.80%
Junior subordinated debt securities	49,500	2,407	6.50%	49,439	2,634	7.12%
Total Borrowings	173,761	6,014	4.63%	209,116	7,830	5.01%
Other interest-bearing liabilities	26,220	726	3.70%	34,667	1,137	4.39%
Total Interest-bearing Liabilities	6,056,476	114,198	2.52%	5,943,554	126,241	2.84%
Noninterest-bearing liabilities	2,377,632			2,340,420
Shareholders' equity	1,428,629			1,433,689
Total Liabilities and Shareholders' Equity	$9,862,737			$9,717,663
Net Interest Income (FTE) (non-GAAP)(1)(2)		$273,713			$260,946
Net Interest Margin (FTE) (non-GAAP)(1)(2)			3.99%			3.87%
(1) Tax-exempt interest income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(2) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(3) Nonaccruing loans are included in the daily average loan amounts outstanding.
Net interest income on an FTE basis (non-GAAP) increased $3.9 million, or 4.3 percent, and $12.8 million, or 4.9 percent, for the three and nine months ended September 30, 2026 compared to the same periods in 2025. The net interest margin, or NIM, on an FTE basis (non-GAAP) increased 13 basis points for the three months ended September 30, 2026 and increased 12 basis points for the nine months ended September 30, 2026 compared to the same periods in 2025. These improvements in both net interest income and NIM on an FTE basis (non-GAAP) were primarily due to the impact of lower interest rates on interest-bearing liabilities and an improvement in our overall funding mix. Customer deposit growth in 2025 and 2026 has reduced our levels of wholesale borrowings and brokered deposits.
Interest income on an FTE basis (non-GAAP) remained relatively unchanged for the three months ended September 30, 2026 and increased $0.7 million for the nine months ended September 30, 2026 compared to the same periods in 2025. The increase in interest income on an FTE basis (non-GAAP) for the nine months ended September 30, 2026 was partially driven by the repositioning of $84.1 million of securities during 2025 and 2026 and normal maturity repricing. The average yield on

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

securities increased 28 basis points for the three months ended September 30, 2026 and increased 17 basis points for the nine months ended September 30, 2026 compared to the same periods in 2025. Average loans increased $163.2 million for the nine months ended September 30, 2026 compared to the same period in 2025. The increase in average loans was offset by a decrease in the average yield on loans of 12 basis points for the nine months ended September 30, 2026 compared to the same period in 2025 due to lower interest rates. Overall, the FTE rate (non-GAAP) on interest-earning assets decreased 4 and 10 basis points for the three and nine months ended September 30, 2026 compared to the same periods in 2025.
Interest expense decreased $3.8 million and $12.0 million for the three and nine months ended September 30, 2026 compared to the same periods in 2025. The decrease in interest expense was primarily due to decreased interest rates and lower levels of wholesale funding. Average interest-bearing deposits increased $89.7 million for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to increases in certificates of deposit balances. Average interest-bearing deposits increased $156.7 million for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to increases in certificates of deposit balances as well as increases in money market balances. Average borrowings decreased $8.4 million and $35.4 million for the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to an increase in customer deposits. Overall, the cost of interest-bearing liabilities decreased 28 and 32 basis points for the three and nine months ended September 30, 2026 compared to the same periods in 2025.
The following table provides a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the periods presented:

	Three Months Ended September 30, 2026 Compared to September 30, 2025			Nine Months Ended September 30, 2026 Compared to September 30, 2025
(dollars in thousands)	Volume (4)	Rate (4)	Total	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$(141)	$(201)	$(342)	$209	$(731)	$(522)
Securities, at fair value(1)(2)	(118)	682	564	(94)	1,282	1,188
Loans held for sale	44	—	44	93	—	93
Commercial real estate	(974)	1,070	96	2,075	1,064	3,139
Commercial and industrial	1,475	(2,119)	(644)	1,708	(5,802)	(4,094)
Commercial construction	1,824	(705)	1,119	2,919	(1,782)	1,137
Total Commercial Loans	2,325	(1,754)	571	6,702	(6,520)	182
Residential mortgage	(261)	577	316	256	1,826	2,082
Home equity	697	(908)	(211)	2,350	(2,444)	(94)
Installment and other consumer	(455)	(85)	(540)	(1,023)	(301)	(1,324)
Consumer construction	(272)	(10)	(282)	(759)	(36)	(795)
Total Consumer Loans	(291)	(426)	(717)	824	(955)	(131)
Total Portfolio Loans	2,034	(2,180)	(146)	7,526	(7,475)	51
Total Loans(1)(3)	2,078	(2,180)	(102)	7,619	(7,475)	144
Total other earning assets	(11)	11	—	(133)	48	(85)
Change in Interest Earned on Interest-earning Assets	$1,808	$(1,688)	$120	$7,601	$(6,876)	$725
Interest paid on:
Interest-bearing demand	$49	$(115)	$(66)	$82	$(398)	$(316)
Money market	(177)	(2,350)	(2,527)	978	(6,950)	(5,972)
Savings	7	11	18	(14)	(54)	(68)
Certificates of deposit	887	(1,804)	(917)	3,234	(6,694)	(3,460)
Total Interest-bearing Deposits	766	(4,258)	(3,492)	4,280	(14,096)	(9,816)
Short-term borrowings	199	(140)	59	(631)	(466)	(1,097)
Long-term borrowings	(248)	(2)	(250)	(486)	(5)	(491)
Junior subordinated debt securities	1	(72)	(71)	3	(231)	(228)
Total Borrowings	(48)	(214)	(262)	(1,114)	(702)	(1,816)
Other interest-bearing liabilities	45	(52)	(7)	(277)	(134)	(411)
Change in Interest Paid on Interest-bearing Liabilities	763	(4,524)	(3,761)	2,889	(14,932)	(12,043)
Change in Net Interest Income	$1,045	$2,836	$3,881	$4,712	$8,056	$12,768
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Credit Losses
The provision for credit losses includes a provision for losses on loans and on unfunded commitments. The provision for credit losses fluctuates based on changes in loan balances, risk ratings, net loan charge-offs and recoveries, the macro environment and our Current Expected Credit Losses, or CECL, forecast.
The provision for credit losses decreased $1.4 million to $1.4 million for the three months ended September 30, 2026 compared to $2.8 million for the same period in 2025. The decrease was primarily due to a lower provision for unfunded loan commitments related to a decline in loss rates and loan commitments in the construction portfolio. The provision for credit losses increased $2.2 million to $3.9 million for the nine months ended September 30, 2026 compared to $1.7 million for the same period in 2025. The increase was related to higher net loan charge-offs and specific reserves for loans individually evaluated compared to the same periods in 2025, which was partially offset by a decrease in the reserve for unfunded loan commitments due to lower loss rates and unused loan commitments in the construction portfolio.
Net loan charge-offs were $2.1 million and $4.7 million for the three and nine months ended September 30, 2026 compared to net loan charge-offs of $2.4 million and $3.5 million for the same periods in 2025. Refer to the Allowance for Credit Losses section of this MD&A for further details.
Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net gain (loss) on sale of securities	$—	$—	$—	NM	$169	$(2,295)	$2,464	NM
Debit and credit card	4,764	4,722	42	0.9%	13,742	13,498	244	1.8%
Service charges on deposit accounts	4,456	4,175	281	6.7%	12,942	12,227	715	5.8%
Investment services and trust	3,727	3,118	609	19.5%	10,659	9,244	1,415	15.3%
Other noninterest income	1,716	1,748	(32)	(1.8)%	5,653	5,018	635	12.7%
Total Noninterest Income	$14,663	$13,763	$900	6.5%	$43,165	$37,692	$5,473	14.5%
NM - not meaningful
Noninterest income increased $0.9 million for the three months ended September 30, 2026 and increased $5.5 million for the nine months ended September 30, 2026 compared to the same periods in 2025. Investment services and trust increased $0.6 million for the three months ended September 30, 2026 and $1.4 million for the nine months ended September 30, 2026 compared to the same periods in 2025 due to an increase in financial services fees partially driven by favorable market conditions. The most significant increase for the nine months ended September 30, 2026 was due to a $0.2 million net gain on the sale of securities compared to a $2.3 million loss on sale of securities for the nine months ended September 30, 2025. The net gain of $0.2 million represents a gain of $1.9 million related to Visa Class B-2 common stock conversion which was offset by a $1.7 million loss related to the repositioning of securities into longer-duration, higher-yielding securities. Other noninterest income increased $0.6 million for the nine months ended September 30, 2026 primarily due to increases in partnership and bank-owned life insurance income.
Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Salaries and employee benefits	$32,654	$32,180	$474	1.5%	$96,690	$94,940	$1,750	1.8%
Data processing and information technology	5,036	4,901	135	2.8%	15,357	14,678	679	4.6%
Occupancy	3,990	4,014	(24)	(0.6)%	12,656	12,340	316	2.6%
Furniture, equipment and software	3,644	3,225	419	13.0%	10,660	10,060	600	6.0%
Other taxes	2,196	2,088	108	5.2%	6,032	5,670	362	6.4%
Marketing	1,325	1,255	70	5.6%	4,668	4,360	308	7.1%
Professional services and legal	1,432	1,199	233	19.4%	3,963	4,224	(261)	(6.2)%
FDIC insurance	1,080	1,071	9	0.8%	3,227	3,173	54	1.7%
Other	6,284	6,443	(159)	(2.5)%	19,759	20,136	(377)	(1.9)%
Total Noninterest Expense	$57,641	$56,376	$1,265	2.2%	$173,012	$169,581	$3,431	2.0%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest expense increased $1.3 million and $3.4 million for the three and nine months ended September 30, 2026 compared to the same periods in 2025. Salaries and employee benefits increased $0.5 million and $1.8 million for the three and nine months ended September 30, 2026 primarily due to annual merit increases and the hiring of new talent, partially offset by lower medical costs compared to the same periods in 2025. Furniture, equipment and software expense increased $0.4 million and $0.6 million for the three and nine months ended September 30, 2026 due to an increase in software costs compared to the same periods in 2025. Data processing and information technology increased $0.7 million for the nine months ended September 30, 2026 due to additional third-party outsourced IT services.
Provision for Income Taxes
The provision for income taxes increased $1.3 million to $10.1 million for the three months ended September 30, 2026 and increased $2.7 million to $27.9 million for the nine months ended September 30, 2026 compared to $8.9 million and $25.3 million for the same periods in 2025. The increase in our provision for income taxes was due to higher pretax income for the three and nine months ended September 30, 2026 compared to the same periods in 2025. Our effective tax rate was 20.8 percent for the three months ended September 30, 2026 and 20.2 percent for the nine months ended September 30, 2026 compared to 20.2 percent and 20.1 percent for the same periods in 2025. The increase in our effective tax rate for the three and nine months ended September 30, 2026 was primarily due to an increase in pretax income compared to the same periods in 2025.
Financial Condition at September 30, 2026
Total assets were $9.9 billion at both September 30, 2026 and December 31, 2025. Total portfolio loans decreased $17.9 million, or 0.2 percent, to $8.1 billion at September 30, 2026 compared to December 31, 2025 due to lower line utilization and originations. The commercial loan portfolio increased $13.3 million compared to December 31, 2025 due to an increase in commercial construction and commercial and industrial loans. The consumer loan portfolio decreased $31.3 million compared to December 31, 2025 due to lower mortgage originations in consumer real estate and higher payoffs within other consumer loans.
The securities portfolio remained relatively unchanged at $1.0 billion at both September 30, 2026 and December 31, 2025, with net purchases partially offsetting the impact of a $41.3 million increase in net unrealized losses resulting from higher interest rates.
Total deposits increased $105.1 million, or 1.3 percent, to $8.1 billion at September 30, 2026 compared to $8.0 billion at December 31, 2025. Customer deposits increased $285.5 million, or 3.7 percent, to $8.1 billion at September 30, 2026 compared to $7.8 billion at December 31, 2025 driven by increases in core relationships and growth across nearly all deposit product categories. Growth in customer deposits enabled a reduction in money market brokered deposits which decreased $180.4 million compared to December 31, 2025.
Total borrowings decreased $50.0 million to $215.3 million at September 30, 2026 compared to $265.3 million at December 31, 2025.
Total shareholders’ equity decreased by $56.5 million to $1.4 billion at September 30, 2026 compared to $1.5 billion at December 31, 2025. The decrease was primarily due to repurchases of S&T common stock of $98.3 million during the nine months ended September 30, 2026, which includes excise tax and commissions of $1.1 million, other comprehensive loss of $30.9 million and dividends of $39.8 million offset by net income of $110.3 million. During the nine months ended September 30, 2026, 2,221,024 common shares were repurchased at an average price of $43.75 per share.
Securities Activity
The following table summarizes our securities portfolio at the dates presented:

(dollars in thousands)	September 30, 2026	December 31, 2025	$ Change
U.S. Treasury securities	$53,656	$84,507	$(30,851)
Collateralized mortgage obligations of U.S. government corporations and agencies	615,490	624,263	(8,773)
Residential mortgage-backed securities of U.S. government corporations and agencies	29,619	31,336	(1,717)
Commercial mortgage-backed securities of U.S. government corporations	279,277	241,262	38,015
Obligations of states and political subdivisions	4,845	4,909	(64)
Available-for-Sale Debt Securities	982,887	986,277	(3,390)
Equity securities	1,557	1,382	175
Total Securities Available for Sale	$984,444	$987,659	$(3,215)

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
The securities portfolio remained relatively unchanged at $1.0 billion at both September 30, 2026 and December 31, 2025, with net purchases partially offsetting the impact of a $41.3 million increase in net unrealized losses resulting from higher interest rates. Our debt securities portfolio was in a net unrealized loss position of $76.2 million at September 30, 2026 compared to a net unrealized loss position of $34.9 million at December 31, 2025.
At September 30, 2026, our debt securities portfolio had gross unrealized losses of $76.2 million and no gross unrealized gains compared to gross unrealized losses of $42.4 million offset by gross unrealized gains of $7.5 million at December 31, 2025. We recognized $1.7 million of realized losses due to the repositioning of $34.8 million of our securities portfolio into longer duration, higher-yielding securities during the nine months ended September 30, 2026.
Loan Composition
The following table summarizes our loan portfolio at the dates presented:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Commercial
Commercial real estate	$3,550,690	44.1%	$3,626,784	44.9%	$(76,094)	(2.1)%
Commercial and industrial	1,538,964	19.1%	1,519,336	18.9%	19,628	1.3%
Commercial construction	449,889	5.6%	380,091	4.7%	69,798	18.4%
Total Commercial Loans	5,539,543	68.8%	5,526,211	68.5%	13,332	0.2%
Consumer
Consumer real estate	2,437,328	30.3%	2,454,466	30.4%	(17,138)	(0.7)%
Other consumer	77,148	1.0%	91,280	1.1%	(14,132)	(15.5)%
Total Consumer Loans	2,514,476	31.2%	2,545,746	31.5%	(31,270)	(1.2)%
Total Portfolio Loans	$8,054,019	100.0%	$8,071,957	100.0%	$(17,938)	(0.2)%
The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions, such as downturns in the borrower’s industry or the overall economic climate, can significantly impact the borrower’s ability to pay.
Total portfolio loans were relatively unchanged at $8.1 billion at both September 30, 2026 and December 31, 2025. Loan balances declined $17.9 million during the nine months ended September 30, 2026.
Commercial loans, including commercial real estate, or CRE, and commercial and industrial, or C&I, and commercial construction comprised 68.8 percent of total portfolio loans at September 30, 2026 compared to 68.5 percent at December 31, 2025. The commercial loan portfolio increased $13.3 million at September 30, 2026 compared to December 31, 2025 due to increases of $69.8 million in commercial construction and $19.6 million in C&I offset by a decrease of $76.1 million in CRE.
Consumer loans represent 31.2 percent of our total portfolio loans at September 30, 2026 compared to 31.5 percent at December 31, 2025. The consumer loan portfolio decreased $31.3 million at September 30, 2026 compared to December 31, 2025 due to a decrease of $17.2 million in consumer real estate related to lower mortgage originations and a decrease of $14.1 million in other consumer loans related to higher payoffs.
At September 30, 2026, 22 percent of our total loans were adjustable rate, 39 percent were floating rate and 39 percent were fixed rate compared to 23 percent adjustable rate loans, 37 percent floating rate loans and 40 percent fixed rate loans at December 31, 2025.
Allowance for Credit Losses
We maintain an ACL at a level determined to be adequate to absorb estimated expected credit losses within the loan portfolio over the contractual life of an instrument that considers our historical loss experience, current conditions and forecasts of future economic conditions as of the balance sheet date. We develop and document a systematic ACL methodology based on the following portfolio segments: 1) CRE, 2) C&I, 3) Commercial Construction, 4) Business Banking, 5) Consumer Real Estate and 6) Other Consumer. Refer to Part 1 Financial Information, Note 5. Loans and Allowance for Credit Losses for details on our portfolio segments.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents activity in the ACL for the period presented:

	Nine Months Ended September 30, 2026
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Business Banking	Consumer Real Estate	Other Consumer	Total Loans
Allowance for credit losses on loans:
Balance at beginning of period	$29,357	$29,142	$4,400	$11,335	$16,297	$2,647	$93,178
Provision for credit losses on loans(1)	649	3,027	1,032	(123)	75	158	4,818
Charge-offs	(309)	(1,939)	(69)	(1,446)	(686)	(1,149)	(5,598)
Recoveries	4	334	—	145	158	213	854
Net Charge-offs	(305)	(1,605)	(69)	(1,301)	(528)	(936)	(4,744)
Balance at End of Period	$29,701	$30,564	$5,363	$9,911	$15,844	$1,869	$93,252
(1) Excludes the provision for credit losses for unfunded commitments.
The following table presents key ACL ratios for the periods presented:

	September 30, 2026	December 31, 2025
Ratio of net charge-offs to average loans outstanding(1)	0.08%	0.18%
Allowance for credit losses as a percentage of total portfolio loans	1.16%	1.15%
Allowance for credit losses to nonaccrual loans	256%	168%
(1) Year-to-date net charge-offs annualized

The ACL was relatively unchanged at $93.3 million, or 1.16 percent of total portfolio loans, at September 30, 2026 compared to $93.2 million, or 1.15 percent of total portfolio loans, at December 31, 2025. Special mention loans increased $86.0 million to $155.0 million at September 30, 2026 compared to $69.0 million at December 31, 2025. The increase in special mention loans was primarily related to downgrades in our C&I and CRE portfolios. The impact to the ACL resulting from higher special mention loans was mostly offset by a decrease in substandard loans. Substandard loans decreased $23.6 million to $101.5 million at September 30, 2026 compared to $125.1 million at December 31, 2025. The decrease in the amount of substandard loans was primarily due to loan paydowns.
Nonperforming assets, or NPAs, consist of nonaccrual loans and OREO. The following table represents NPAs at the dates presented:

(dollars in thousands)	September 30, 2026	December 31, 2025	$ Change
Nonaccrual Loans
Commercial real estate	$7,985	$17,373	$(9,388)
Commercial and industrial	14,042	25,575	(11,533)
Commercial construction	—	869	(869)
Consumer real estate	14,272	11,583	2,689
Other Consumer	155	158	(3)
Total Nonaccrual Loans	36,454	55,558	(19,104)
OREO	29	57	(28)
Total Nonperforming Assets	$36,483	$55,615	$(19,132)
Asset Quality Ratios:
Nonaccrual loans as a percent of total portfolio loans	0.45%	0.69%	(0.24)%
Nonperforming assets as a percent of total portfolio loans plus OREO	0.45%	0.69%	(0.24)%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past the contractual due date. Nonaccrual loans decreased $19.1 million to $36.5 million at September 30, 2026 compared to $55.6 million at December 31, 2025. The decrease in nonaccrual loans was primarily due to payoffs in our commercial loan portfolio.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits
Deposits are our primary source of funds. The following table presents the composition of deposits at the dates presented:

(dollars in thousands)	September 30, 2026	December 31, 2025	$ Change
Customer Deposits
Noninterest-bearing demand	$2,223,912	$2,160,645	$63,267
Interest-bearing demand	771,052	790,278	(19,226)
Money market	2,186,099	2,016,560	169,539
Savings	873,656	862,118	11,538
Certificates of deposit	2,009,172	1,948,792	60,380
Total Customer Deposits	8,063,891	7,778,393	285,498
Brokered Deposits
Money market	—	180,438	(180,438)
Total Brokered Deposits	—	180,438	(180,438)
Total Deposits	$8,063,891	$7,958,831	$105,060
Total deposits increased $105.1 million, or 1.3 percent, at September 30, 2026 compared to December 31, 2025. Customer deposits increased $285.5 million, or 3.7 percent, compared to December 31, 2025, driven by increases in core relationships and growth across nearly all deposit product categories. Noninterest-bearing demand deposits increased $63.3 million, or 2.9 percent, compared to December 31, 2025, representing 28 percent of total deposits at September 30, 2026. Growth in customer deposits enabled a reduction in money market brokered deposits, which decreased $180.4 million from December 31, 2025. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
We are able to offer our customers insurance coverage on interest-bearing demand, money market and certificates of deposit balances in excess of the FDIC insurance limits through third-party reciprocal deposit networks. Third-party reciprocal deposit network balances were $304.8 million at September 30, 2026 compared to $317.3 million at December 31, 2025.
We had total uninsured deposits of $3.0 billion, or 36.8 percent of our total deposit base, at September 30, 2026 compared to $2.7 billion, or 33.7 percent of our total deposit base, at December 31, 2025.
Borrowings
Borrowings are an additional source of funding for us. Short-term borrowings are for terms under or equal to one year and are comprised of Federal Home Loan Bank, or FHLB, Advances. Long-term borrowings are for original terms greater than one year and are comprised of FHLB Advances and finance leases. Total borrowings decreased $50.0 million to $215.3 million at September 30, 2026 compared to $265.3 million at December 31, 2025.
The following table presents the composition of total borrowings at the dates presented:

(dollars in thousands)	September 30, 2026	December 31, 2025	$ Change
Short-term borrowings	$165,000	$165,000	$—
Long-term borrowings	751	50,815	(50,064)
Junior subordinated debt securities	49,523	49,478	45
Total Borrowings	$215,274	$265,293	$(50,019)
Information pertaining to short-term borrowings is summarized in the table below for the nine months ended September 30, 2026 and for the twelve months ended December 31, 2025:

	Short-Term Borrowings
(dollars in thousands)	September 30, 2026	December 31, 2025
Balance at the period end	$165,000	$165,000
Average balance during the period	$90,511	$111,453
Average interest rate during the period	3.92%	4.53%
Maximum month-end balance during the period	$200,000	$165,000
Average interest rate at the period end	4.13%	3.93%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information for long-term borrowings and junior subordinated debt securities is summarized in the tables below for the nine months ended September 30, 2026 and for the twelve months ended December 31, 2025:

	Long-Term Borrowings
(dollars in thousands)	September 30, 2026	December 31, 2025
Balance at the period end	$751	$50,815
Average balance during the period	$33,750	$50,856
Average interest rate during the period	3.78%	3.80%
Maximum month-end balance during the period	$50,809	$50,890
Average interest rate at the period end	5.93%	3.75%

	Junior Subordinated Debt Securities
(dollars in thousands)	September 30, 2026	December 31, 2025
Balance at the period end	$49,523	$49,478
Average balance during the period	$49,500	$49,446
Average interest rate during the period	6.50%	7.04%
Maximum month-end balance during the period	$49,523	$49,478
Average interest rate at the period end	6.25%	6.33%
Liquidity and Capital Resources
Liquidity is defined as a financial institution’s ability to meet its cash and collateral obligations at a reasonable cost. Our primary future cash needs are centered on the ability to (i) satisfy the financial needs of depositors who may want to withdraw funds or borrowers needing to access funds to meet their credit needs and (ii) to meet our future cash commitments under contractual obligations with third parties. In order to manage liquidity risk, our Board of Directors has delegated authority to ALCO for the formulation, implementation and oversight of liquidity risk management for S&T. ALCO’s goal is to maintain adequate levels of liquidity at a reasonable cost to meet funding needs in both a normal operating environment and for potential liquidity stress events. ALCO monitors and manages liquidity through various ratios, reviewing cash flow projections, performing stress tests and having a detailed contingency funding plan. ALCO policy guidelines define graduated risk tolerance levels. If our liquidity position moves to a level that has been defined as high risk, specific actions are required, such as increased monitoring or the development of an action plan to reduce the risk position.
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing deposits and attract new deposits, mitigating any funding dependency on other more volatile funding sources. Refer to the Financial Condition at September 30, 2026 - Deposits section of this MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program. Additional funding sources accessible to us include borrowing availability at the FHLB, Federal Reserve Discount Window through the Borrower-in-Custody Program, federal funds lines with other financial institutions and the brokered deposit market.
Available borrowing capacity exceeds uninsured deposits of $3.0 billion at September 30, 2026. The following table summarizes funding sources available at the dates presented:

	September 30, 2026			December 31, 2025
(dollars in thousands)	Borrowing Capacity	Balance (1)	Available	Borrowing Capacity	Balance (1)	Available
FHLB(1)	$2,119,927	$318,657	$1,801,270	$2,132,446	$339,614	$1,792,832
Borrower-in-Custody Program	2,184,271	—	2,184,271	2,124,366	—	2,124,366
Total	$4,304,198	$318,657	$3,985,541	$4,256,812	$339,614	$3,917,198
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

policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At September 30, 2026, S&T Bank had $858.7 million in highly liquid assets which consisted primarily of $126.7 million in interest-bearing deposits with banks and $731.4 million in unpledged securities. This resulted in a highly liquid assets to total assets ratio of 8.7 percent at September 30, 2026.
We continue to maintain a strong capital position with our capital ratios in excess of the well-capitalized regulatory guidelines. The following table summarizes capital amounts and ratios for S&T and S&T Bank at the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	September 30, 2026		December 31, 2025
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$1,129,212	11.79%	$1,154,736	12.18%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	1,105,212	14.02%	1,130,736	14.32%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,129,212	14.32%	1,154,736	14.62%
Total capital to risk-weighted assets	8.00%	10.00%	1,252,752	15.89%	1,278,474	16.19%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$1,072,027	11.20%	$1,128,495	11.91%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	1,072,027	13.61%	1,128,495	14.30%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,072,027	13.61%	1,128,495	14.30%
Total capital to risk-weighted assets	8.00%	10.00%	1,195,505	15.18%	1,252,175	15.86%

During the nine months ended September 30, 2026, we repurchased 2,221,024 shares of common stock for $97.2 million, excluding excise taxes and commissions, at an average price of $43.75 per share. The share repurchases contributed to the decrease in shareholders' equity and regulatory capital ratios compared to December 31, 2025.
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. We have not issued any securities pursuant to this shelf registration statement at September 30, 2026.

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
The table below reflects the rate shock analyses results for the 1-12 and 13-24 month periods of pretax net interest income and EVE:

	September 30, 2026			December 31, 2025
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	6.6	9.9	(14.1)	1.7	9.4	(12.4)
300	4.8	7.2	(9.8)	1.1	6.9	(7.9)
200	3.4	5.2	(5.4)	0.9	5.0	(3.6)
100	2.0	3.0	(1.8)	0.6	2.9	(0.6)
-100	(2.2)	(3.5)	(0.3)	(1.8)	(4.5)	(3.1)
-200	(5.3)	(8.5)	(4.1)	(4.0)	(10.2)	(9.7)
-300	(9.2)	(14.7)	(11.7)	(6.8)	(17.0)	(21.2)
-400	(12.2)	(20.5)	(22.6)	(8.7)	(21.1)	(39.9)
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
Our rate shock analyses show more improvement in the percentage change in pretax net interest income in the 1-12 month rates up and a decline in the percentage change in pretax net interest income in the 1-12 month rates down scenarios when comparing September 30, 2026 to December 31, 2025 because of a greater impact of floating rate loans and maturities within our received-fixed balance sheet swap portfolio. Our rate shock analyses remain relatively unchanged in the percentage change in pretax net interest income in the 13-24 month scenarios when comparing September 30, 2026 to December 31, 2025. Our EVE analyses remain relatively unchanged in rates up and show more improvement in rates down when comparing September 30, 2026 to December 31, 2025 because of an improved non-maturity deposit position.

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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of September 30, 2026. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2026, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

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
On January 21, 2026, our Board of Directors authorized a $100.0 million share repurchase program effective January 26, 2026 which was set to expire February 1, 2027. The program authorized the share repurchase of S&T's common stock from time to time through a combination of open market and privately negotiated transactions up to the authorized $100.0 million aggregate value of S&T's common stock. The specific timing, price and quantity of repurchases was at the discretion of S&T and depended on a variety of factors, including general market conditions, the trading price of the common stock, applicable securities laws and other legal and contractual requirements, as well as S&T's financial performance. The repurchase program did not obligate S&T to repurchase any particular number of shares.
On July 22, 2026, our Board of Directors authorized a new $100.0 million share repurchase program which replaced the existing share repurchase program effective July 27, 2026 and is set to expire August 31, 2027. The remaining capacity of $2.8 million under the existing share repurchase program was terminated. The new program authorizes the share repurchase of S&T's common stock from time to time through a combination of open market and privately negotiated transactions up to the authorized $100.0 million aggregate value of S&T's common stock. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of the common stock, applicable securities laws and other legal and contractual requirements, as well as S&T's financial performance. The repurchase program does not obligate S&T to repurchase any particular number of shares and may be extended, modified or discontinued at any time.
The following table is a summary of our purchases of common stock during the third quarter of 2026:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan(1)
07/01/2026-07/31/2026	—	$—	—	$100,000,000

08/01/2026-08/31/2026	—	—	—	100,000,000

09/01/2026-09/30/2026	—	—	—	100,000,000
Total	—	$—	—	$100,000,000
(1)Excludes excise tax and commissions.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
(c) During the three and nine months ended September 30, 2026, no director or Section 16 officer of S&T adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

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

S&T Bancorp, Inc. (Registrant)

November 5, 2026	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)